Form 10-Q
period 2020-03-31
Santander Holdings USA, Inc.
filed 2020-05-07
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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
Number of shares of common stock outstanding at April 30, 2020: 530,391,043 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q of SHUSA contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume," "goal," "seek" or similar expressions are intended to indicate forward-looking statements.

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•	the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations;

•
the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, as well as in the impact of changes in and interpretations of GAAP, including adoption of the FASB's CECL credit reserving framework, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;

•	SHUSA’s ability to manage credit risk that may increase to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;

•
the slowing or reversal of the current U.S. economic expansion and the strength of the U.S. economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and credit loss expense;

•	acts of God, including pandemics and other significant public health emergencies, and other natural disasters;

•
inflation, interest rate, market and monetary fluctuations, including effects from the pending discontinuation of LIBOR as an interest rate benchmark, may, among other things, reduce net interest margins and impact funding sources, revenue and expenses, the value of assets and obligations, and the ability to originate and distribute financial products in the primary and secondary markets;

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

•
SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyberattacks, technological failure, human error, fraud or malice by internal or external parties, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;

•
changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;

•	the costs and effects of regulatory or judicial actions or proceedings, including possible business restrictions resulting from such actions or proceedings;

•	adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm;

•	acts of terrorism or domestic or foreign military conflicts; and

•	the other factors that are described in Part I, Item IA - Risk Factors of our 2019 Annual Report on Form 10-K,

If one or more of the factors affecting the Company’s forward-looking information and statements renders forward-looking information or statements incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking information and statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements herein. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Management cannot assess the impact of any such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ABS: Asset-backed securities	CODM: Chief Operating Decision Maker
ACL: Allowance for credit losses	Company: Santander Holdings USA, Inc.
AFS: Available-for-sale	Covered Fund: a hedge fund or private equity fund
ALLL: Allowance for loan and lease losses	COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020.
AOCI: Accumulated other comprehensive income	CPRs: Constant prepayment rate
ASC: Accounting Standards Codification	CRA: Community Reinvestment Act
ASU: Accounting Standards Update	CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019
ATM: Automated teller machine	CRE: Commercial real estate
Bank: Santander Bank, National Association	CRE & VF: Commercial Real Estate and Vehicle Finance
BEA: Bureau of Economic Analysis	DCF: Discounted cash flow
BHC: Bank holding company	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
BHCA: Bank Holding Company Act of 1956, as amended	DOJ: Department of Justice
BOLI: Bank-owned life insurance	DPD: Days past due
BSI: Banco Santander International	DTI: Debt-to-income
BSPR: Banco Santander Puerto Rico	EAD: Exposure at default
C&I: Commercial & industrial	ECL: Expected credit losses
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
CBB: Consumer and Business Banking	EIR: Effective interest rate
CBP: Citizens Bank of Pennsylvania	EPS: Enhanced Prudential Standards
CCAR: Comprehensive Capital Analysis and Review	ETR: Effective tax rate
CD: Certificate of deposit	Exchange Act: Securities Exchange Act of 1934, as amended
CECL: Current expected credit losses	FASB: Financial Accounting Standards Board
CECL Standard: Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	FBO: Foreign banking organization
CEF: Closed-end fund	FCA: Fiat Chrysler Automobiles US LLC
CEO: Chief Executive Officer	FDIC: Federal Deposit Insurance Corporation
CET1: Common equity Tier 1	Federal Reserve: Board of Governors of the Federal Reserve System
CEVF: Commercial equipment vehicle financing	FHLB: Federal Home Loan Bank
CFPB: Consumer Financial Protection Bureau	FHLMC: Federal Home Loan Mortgage Corporation
CFO: Chief Financial Officer	FICO®: Fair Isaac Corporation credit scoring model
CFTC: Commodity Futures Trading Commission	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
Chase: JPMorgan Chase & Co and certain of its subsidiaries, including EMC Mortgage LLC	FINRA: Financial Industrial Regulatory Authority
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FNMA: Federal National Mortgage Association
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FRB: Federal Reserve Bank
CIB: Corporate and Investment Banking	FVO: Fair value option
CID: Civil investigative demand
CLTV: Combined loan-to-value
CMO: Collateralized mortgage obligation

GAAP: Accounting principles generally accepted in the United States of America	PCD: Purchased credit deteriorated, assets the Company deems at acquisition to have more than insignificant deterioration in credit quality since origination
GBP: British pound sterling	PD: Probability of default
GDP: Gross domestic product	PSRT: Private Santander Retail Auto Lease Trust
GNMA: Government National Mortgage Association	REIT: Real estate investment trust
GSIB: Global systemically important bank	RIC: Retail installment contract
HFI: Held for investment	ROU: Right-of-use
HPI: Housing Price Index	RV: Recreational vehicle
HTM: Held to maturity	RWA: Risk-weighted asset
IDI: Insured depository institution	S&P: Standard & Poor's
IHC: U.S. intermediate holding company	SAF: Santander Auto Finance
IPO: Initial public offering	SAM: Santander Asset Management, LLC
IRS: Internal Revenue Service	Santander: Banco Santander, S.A.
ISDA: International Swaps and Derivatives Association, Inc.	Santander BanCorp: Santander BanCorp and its subsidiaries
IT: Information technology	Santander NY: New York branch of Santander
LCR: Liquidity coverage ratio	Santander UK: Santander UK plc
LGD: Loss given default	SBNA: Santander Bank, National Association
LHFI: Loans held for investment	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LHFS: Loans held for sale	SCB: Stress capital buffer
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCF: Statement of cash flows
LTD: Long-term debt	SCRA: Servicemembers' Civil Relief Act
LTV: Loan-to-value	SDART: Santander Drive Auto Receivables Trust
MBS: Mortgage-backed securities	SDGT: Specially Designated Global Terrorist
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SEC: Securities and Exchange Commission
Mississippi AG: Attorney General of the State of Mississippi	Securities Act: Securities Act of 1933, as amended
Moody's: Moody's Investor Service, Inc.	SFS: Santander Financial Services, Inc.
MSPA: Master Securities Purchase Agreement	SHUSA: Santander Holdings USA, Inc.
MSR: Mortgage servicing right	SIS: Santander Investment Securities Inc.
MVE: Market value of equity	SPAIN: Santander Private Auto Issuing Note
NCI: Non-controlling interest	SPE: Special purpose entity
NMDs: Non-maturity deposits	SREV: Santander Revolving Auto Loan Trust
NMTC: New market tax credits	SRT: Santander Retail Auto Lease Trust
NPL: Non-performing loan	SSLLC: Santander Securities LLC
NPR: Notice of proposed rule-making	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
NSFR: Net stable funding ratio	TALF: Term Asset-Backed Securities Loan Facility
NYSE: New York Stock Exchange	TDR: Troubled debt restructuring
OCC: Office of the Comptroller of the Currency	TLAC: Total loss-absorbing capacity
OCI: Other comprehensive income	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
OIS: Overnight indexed swap	Trusts: Securitization trusts
OREO: Other real estate owned	U.K. United Kingdom
OTTI: Other-than-temporary impairment	UPB: Unpaid principal balance
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	VIE: Variable interest entity
VOE: Voting rights entity
YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$11,883,540	$7,644,372
Investment securities:
AFS at fair value	12,282,620	14,339,758
HTM (fair value of $4,506,103 and $3,957,227 as of March 31, 2020 and December 31, 2019, respectively)	4,389,615	3,938,797
Other investments (includes trading securities of $21,942 and $1,097 as of March 31, 2020 and December 31, 2019, respectively)	1,089,857	995,680
LHFI(1) (5)	93,005,846	92,705,440
ALLL (5)	(6,623,735)	(3,646,189)
Net LHFI	86,382,111	89,059,251
LHFS (2)	1,128,794	1,420,223
Premises and equipment, net (3)	787,411	798,122
Operating lease assets, net (5)(6)	16,772,681	16,495,739
Goodwill	4,444,389	4,444,389
Intangible assets, net	401,465	416,204
BOLI	1,871,555	1,860,846
Restricted cash (5)	5,316,657	3,881,880
Other assets (4) (5)	5,393,865	4,204,216
TOTAL ASSETS	$152,144,560	$149,499,477
LIABILITIES
Accrued expenses and payables	$5,392,828	$4,476,072
Deposits and other customer accounts	68,671,503	67,326,706
Borrowings and other debt obligations (5)	52,982,389	50,654,406
Advance payments by borrowers for taxes and insurance	193,671	153,420
Deferred tax liabilities, net	943,793	1,521,034
Other liabilities (5)	1,736,403	969,009
TOTAL LIABILITIES	129,920,587	125,100,647
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2020 and December 31, 2019)	17,870,442	17,954,441
Accumulated other comprehensive gain/(loss)	266,981	(88,207)
Retained earnings	2,557,302	4,155,226
TOTAL SHUSA STOCKHOLDER'S EQUITY	20,694,725	22,021,460
NCI	1,529,248	2,377,370
TOTAL STOCKHOLDER'S EQUITY	22,223,973	24,398,830
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$152,144,560	$149,499,477

(1) LHFI includes $87.4 million and $102.0 million of loans recorded at fair value at March 31, 2020 and December 31, 2019, respectively.
(2) Includes $148.8 million and $289.0 million of loans recorded at the FVO at March 31, 2020 and December 31, 2019, respectively.
(3) Net of accumulated depreciation of $1.5 billion and $1.5 billion at March 31, 2020 and December 31, 2019, respectively.
(4) Includes MSRs of $97.7 million and $130.9 million at March 31, 2020 and December 31, 2019, respectively, for which the Company has elected the FVO. See Note 14 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2020 and December 31, 2019, LHFI included $24.5 billion and $26.5 billion, Operating leases assets, net included $16.7 billion and $16.5 billion, restricted cash included $1.6 billion and $1.6 billion, other assets included $700.1 million and $625.4 million, Borrowings and other debt obligations included $35.4 billion and $34.2 billion, and Other liabilities included $117.0 million and $188.1 million of assets or liabilities that were included within VIEs, respectively. See Note 6 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.3 billion and $4.2 billion at March 31, 2020 and December 31, 2019, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three-Month Period Ended March 31,
	2020	2019
INTEREST INCOME:
Loans	$1,977,748	$1,999,338
Interest-earning deposits	32,149	44,018
Investment securities:
AFS	70,023	74,430
HTM	23,645	17,322
Other investments	6,410	5,935
TOTAL INTEREST INCOME	2,109,975	2,141,043
INTEREST EXPENSE:
Deposits and other customer accounts	128,613	130,288
Borrowings and other debt obligations	395,386	407,870
TOTAL INTEREST EXPENSE	523,999	538,158
NET INTEREST INCOME	1,585,976	1,602,885
Credit loss expense	1,185,610	600,211
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	400,366	1,002,674
NON-INTEREST INCOME:
Consumer and commercial fees	124,247	133,018
Lease income	771,661	674,885
Miscellaneous income, net(1) (2)	121,972	89,543
TOTAL FEES AND OTHER INCOME	1,017,880	897,446
Net gain/(loss) on sale of investment securities	9,279	(2,000)
TOTAL NON-INTEREST INCOME	1,027,159	895,446
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	489,273	476,563
Occupancy and equipment expenses	146,911	142,394
Technology, outside service, and marketing expense	134,990	151,706
Loan expense	93,921	106,716
Lease expense	590,360	479,304
Other expenses	128,347	185,731
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,583,802	1,542,414
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/PROVISION	(156,277)	355,706
Income tax (benefit)/provision	(33,362)	116,214
NET (LOSS)/INCOME INCLUDING NCI	(122,915)	239,492
LESS: NET INCOME ATTRIBUTABLE TO NCI	3,763	72,512
NET (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(126,678)	$166,980
(1) Netted down by impact of $62.9 million, and $67.7 million, for the three-month periods ended March 31, 2020, and 2019, respectively, of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
 Unaudited (In thousands)

	Three-Month Period Ended March 31,
	2020	2019
NET (LOSS) / INCOME INCLUDING NCI	$(122,915)	$239,492
OCI, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments, net of tax (1)	148,306	7,003
Net unrealized gains on AFS and HTM investment securities, net of tax	206,322	91,505
Pension and post-retirement actuarial gains, net of tax	560	6,111
TOTAL OTHER COMPREHENSIVE GAIN, NET OF TAX	355,188	104,619
COMPREHENSIVE INCOME	232,273	344,111
NET INCOME ATTRIBUTABLE TO NCI	3,763	72,512
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$228,510	$271,599

(1) Excludes $10.1 million, and $6.3 million, of Other comprehensive loss attributable to NCI for the three-month periods ended March 31, 2020 and 2019, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	—	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	104,619	166,980	—	271,599
Other comprehensive loss attributable to NCI	—	—	—	—	—	(6,343)	(6,343)
Net income attributable to NCI	—	—	—	—	—	72,512	72,512
Impact of SC stock option activity	—	—	—	—	—	4,351	4,351
Contribution from shareholder and related tax impact (Note 17)	—	—	34,331	—	—	—	34,331
Dividends declared and paid on common stock	—	—	—	—	(75,000)	—	(75,000)
Dividends paid to NCI	—	—	—	—	—	(21,149)	(21,149)
Stock repurchase attributable to NCI	—	—	5,535	—	—	(23,315)	(17,780)
Balance, March 31, 2019	530,391	$—	$17,899,170	$(217,033)	$3,894,037	$2,552,231	$24,128,405

Balance, January 1, 2020	530,391	—	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of CECL Standard (Note 1)	—	—	—	—	(1,346,246)	(439,084)	(1,785,330)
Comprehensive income/(loss) attributable to SHUSA	—	—	—	355,188	(126,678)	—	228,510
Other comprehensive loss attributable to NCI	—	—	—	—	—	(10,133)	(10,133)
Net income attributable to NCI	—	—	—	—	—	3,763	3,763
Impact of SC stock option activity	—	—	—	—	—	2,393	2,393
Dividends declared and paid on common stock	—	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	—	(20,594)	(20,594)
Stock repurchase attributable to NCI	—	—	(83,999)	—	—	(384,467)	(468,466)
Balance, March 31, 2020	530,391	$—	$17,870,442	$266,981	$2,557,302	$1,529,248	$22,223,973

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three-Month Period Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including NCI	$(122,915)	$239,492
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,185,610	600,211
Deferred tax (benefit)/expense	(72,957)	72,942
Depreciation, amortization and accretion	699,060	530,112
Net loss on sale of loans	59,527	68,697
Net (gain)/loss on sale of investment securities	(9,279)	2,000
Loss on debt extinguishment	136	18
Net loss on real estate owned, premises and equipment, and other assets	1,533	1,768
Stock-based compensation	13	153
Equity loss on equity method investments	2,776	1,865
Originations of LHFS, net of repayments	(246,253)	(241,706)
Purchases of LHFS	—	(228)
Proceeds from sales of LHFS	416,425	296,558
Net change in:
Revolving personal loans	19,012	6,523
Other assets, BOLI and trading securities	(1,071,554)	(223,197)
Other liabilities	1,581,586	166,513
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,442,720	1,521,721

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	922,101	282,872
Proceeds from prepayments and maturities of AFS investment securities	2,937,260	794,505
Purchases of AFS investment securities	(1,539,266)	(787,404)
Proceeds from prepayments and maturities of HTM investment securities	126,127	62,604
Purchases of HTM investment securities	(348,375)	(25,938)
Proceeds from sales of other investments	47,435	56,978
Proceeds from maturities of other investments	45	—
Purchases of other investments	(115,738)	(106,726)
Proceeds from sales of LHFI	37,981	17,842
Distributions from equity method investments	2,254	1,152
Contributions to equity method and other investments	(33,071)	(46,116)
Proceeds from settlements of BOLI policies	4,388	3,536
Purchases of LHFI	(77,136)	(181,247)
Net change in loans other than purchases and sales	(890,567)	(2,665,033)
Purchases and originations of operating leases	(2,030,936)	(1,981,228)
Proceeds from the sale and termination of operating leases	948,585	875,002
Manufacturer incentives	176,051	235,312
Proceeds from sales of real estate owned and premises and equipment	11,805	12,612
Purchases of premises and equipment	(44,314)	(46,173)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	134,629	(3,497,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,344,797	1,435,464
Net change in short-term borrowings	907,851	174,423
Net proceeds from long-term borrowings	11,874,959	9,747,474
Repayments of long-term borrowings	(11,357,598)	(9,088,857)
Proceeds from FHLB advances (with terms greater than 3 months)	2,500,000	1,400,000
Repayments of FHLB advances (with terms greater than 3 months)	(1,600,000)	(1,550,000)
Net change in advance payments by borrowers for taxes and insurance	40,251	46,492
Dividends paid on common stock	(125,000)	(75,000)
Dividends paid to NCI	(20,594)	(21,149)
Stock repurchase attributable to NCI	(468,466)	(17,780)
Proceeds from the issuance of common stock	396	791
Capital contribution from shareholder	—	34,331
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,096,596	2,086,189

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,673,945	110,460
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	11,526,252	10,722,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$17,200,197	$10,832,764

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(14,193)	(44,706)
Loans transferred from/(to) HFI (from)/to HFS, net	(47,414)	44,312
Unsettled purchases of investment securities	235,272	3,632
Adoption of lease accounting standard:
ROU assets	—	664,057
Accrued expenses and payables	—	705,650

(1) The three-month periods ended March 31, 2020 and 2019 include cash and cash equivalents balances of $11.9 billion and $7.6 billion, respectively, and restricted cash balances of $5.3 billion and $3.3 billion, respectively.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs.

SAF is SC’s primary vehicle brand, and is available as a finance option for automotive dealers across the United States. Since May 2013, under its agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 16 for additional details. In 2019, SC entered into an amendment to its agreement with FCA which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides other consumer finance products.

As of March 31, 2020, SC was owned approximately 76.5% by SHUSA and 23.5% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

The Company is taking numerous proactive steps to mitigate the negative financial and operational impacts of COVID-19. Business contingency plans have been implemented and will continue to be adjusted in response to the global situation. Refer to Item 2, Management Discussion & Analysis section "Economic and Business Environment" for additional details.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

IHC

The EPS mandated by Section 165 of the DFA Final Rule were enacted by the Federal Reserve to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included Santander BanCorp, BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC.

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp (the holding company that owns BSPR) for a total consideration of approximately $1.1 billion, subject to adjustment based on the consolidated Santander BanCorp balance sheet at closing. At December 31, 2019, BSPR had 27 branches, approximately 1,000 employees, and total assets of approximately $6.0 billion. Among other conditions precedent to the closing, the transaction requires the Company to transfer all of BSPR's non-performing assets and the equity of SAM to the Company or a third party prior to closing. In addition, the transaction requires review and approval of various regulators, whose input is uncertain. Taking into account the impact of the COVID-19 outbreak, the Company believes it is unlikely that all regulatory approvals will be received to close the transaction by the middle of 2020. Once it becomes apparent that this transaction is more likely than not to receive regulatory approval, the Company will recognize a deferred tax liability of approximately $37 million for the unremitted earnings of Santander BanCorp. Consummation of the transaction is not expected to result in any material gain or loss.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, and certain Trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and VOEs in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Accordingly, they do not include all of the information and footnotes required for GAAP for complete financial statements. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and SCF for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates pertain to fair value measurements, the ACL, accretion of discounts and subvention on RICs, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Consolidated Financial Statements.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2020, the Company adopted the following FASB ASUs:

•
Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changes how entities will measure credit losses for most financial assets and certain other instruments measured at amortized cost. The amendment introduces a new credit reserving framework known as CECL, which replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit-deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it is under the current OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis which resulted in an increase in the ACL of approximately $2.5 billion, a decrease in stockholder's equity of approximately $1.8 billion and a decrease in deferred tax liabilities, net of approximately $0.7 billion at January 1, 2020.  The estimated increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios.

•
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three month period ended March 31, 2020 electing the practical expedients relative to Company’s contracts and hedging relationship modified as a result of reference rate reform through December 31, 2022. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.

•
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general tax accounting principles and simplifying other specific tax scenarios. The Company adopted this standard as of January 1, 2020. This change will be reflected prospectively. It did not have a material impact to the Company’s business, financial position, results of operations, or disclosures.

The adoption of the following ASUs did not have a material impact on the Company's financial position or results of operations:

•	ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

•	ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

As required by the adoption of the CECL Standard, the following additional accounting policy disclosures are required to update the disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2019:

Significant Accounting Policies

Investment Securities and Other Investments

Investments in debt securities are classified as either AFS, HTM, trading, or other investments. Investments in equity securities are generally recorded at fair value with changes recorded in earnings. Management determines the appropriate classification at the time of purchase.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, chargeoffs, amortization of premium and accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the carrying value of HTM securities. Such amounts are amortized over the remaining lives of the securities. Any allowance recorded for credit losses while the security was classified as AFS is reversed through provision expense. Thereafter, the allowance is recorded through provision using the HTM valuation reserve.

Debt securities expected to be held for an indefinite period of time are classified as AFS and recorded on the balance sheet at fair value. If the fair value of an AFS debt security declines below its amortized cost basis and the Company does not have the intention or requirement to sell the security before it recovers its amortized cost basis, declines due to credit factors will be recorded in earnings through an allowance on AFS securities, and declines due to non-credit factors will be recorded in AOCI, net of taxes. Subsequent to recognition of a credit loss, improvements to the expectation of collectability will be reversed through the allowance. If the Company has the intention or requirement to sell the security, the Company will record its fair value changes in earnings as a direct write down to the security. Increases in fair value above amortized cost basis are recorded in AOCI, net of taxes.

The Company conducts a comprehensive security-level impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. The quarterly assessment takes into consideration whether (i) the Company has the intent to sell or, (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. Similar to HTM securities, securities for which management expects risk of nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.

The Company does not measure an ACL for accrued interest, and instead writes off uncollectible accrued interest balances in a timely manner. The Company places securities on nonaccrual and reverses any uncollectible accrued interest when the full and timely collection of interest or principal becomes uncertain, but no later than at 90 days past due.

See Note 3 to the Consolidated Financial Statements for details on the Company's investments.

LHFI

Purchased LHFI

Loans that at acquisition the company deems to have more than insignificant deterioration in credit quality since origination (i.e., Purchased Credit Deteriorated or PCD loans) require the recognition of an ACL at purchase. The ACL is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The allowance for credit losses is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the FVO at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under a FVO.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Credit Losses

General

The ALLL and reserve for off-balance sheet commitments (together, the ACL) are maintained at levels that represent management’s best estimate of expected credit losses in the Company’s HFI loan portfolios, excluding those loans accounted for under the FVO. The allowance for expected credit losses is measured based on a lifetime expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s HFI loan portfolios.

The ALLL is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the Company’s HFI loan portfolios. The reserve for off-balance sheet commitments represents the ECL for unfunded lending commitments and financial guarantees, and is presented within Other liabilities on the Company's Consolidated Balance Sheets. The reserve for off-balance sheet commitments, together with the ALLL, is generally referred to collectively throughout this Form 10-Q as the ACL, despite the presentation differences.

The Company measures expected losses of all components of the amortized cost basis of its loans. For all loans except TDRs and Credit Cards, the Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write off of accrued interest.

Off-balance sheet commitments which are not unconditionally cancellable by the Company are subject to credit risk. Additions to the reserve for off-balance sheet commitments are made by charges to the credit loss expense. The Company does not calculate a liability for expected credit losses for off-balance sheet credit exposures which are unconditionally cancellable by the lender, because these instruments do not expose the Company to credit risk. At SHUSA, this generally applies to credit cards and commercial demand lines of credit.

Methodology

The Company uses several methodologies for the measurement of ACL. The Company generally uses a DCF approach for determining ALLL for TDRs and other individually assessed loans, and loss rate or roll-rate models for other loans. The methodologies utilized by the Company to estimate expected credit losses may vary by product type.

Expected credit losses are estimated on a collective basis when similar risk characteristics exist. Expected credit losses are estimated on an individual basis only if the individual asset or exposure does not share similar risk attributes with other financial assets or exposures, including when an asset is treated as a collateral dependent asset. The estimate of expected credit losses reflects information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of reported amounts. This information includes internal information, external information, or a combination of both. The Company uses historical loss experience as a starting point for estimating expected credit losses.

The ACL estimate includes significant assumptions including the reasonable and supportable economic forecast period, which considers the availability of forward-looking scenarios and their respective time horizons, as well as the reversion method to historical losses. The economic scenarios used by the Company are available up to the contractual maturities of the assets, and therefore the Company can project losses through the respective contractual maturities, using an input reversion approach. This method results in a single, quantitatively consistent credit model across the entire projection period as the macroeconomic effects in the historical data are controlled for the estimate of the long-run loss level.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company uses multiple scenarios in its CECL estimation process. The selection of scenarios is reviewed quarterly and governed by the ACL Committee. Additionally, the results from the CECL models are reviewed and adjusted if necessary, based on management’s judgment, as discussed in the section captioned "Qualitative Reserves" below.

CECL Models

The Company uses a statistical methodology based on an ECL approach that focuses on forecasting the ECL components (i.e., PD, payoff, loss given default and exposure at default) on a loan level basis to estimate the expected future lifetime losses. The individual loan balances used in the models are measured on an amortized cost basis.

•
In calculating the PD and payoff, the Company developed model forecasts which consider variables such as delinquency status, loan tenor and credit quality as measured by internal risk ratings assigned to individual loans and credit facilities.

•	The loss given default component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, LTV and credit quality.

•
The exposure at default component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variables such as LTV, collateral and credit quality.

The above ECL components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDRs and individually assessed loans, and non-DCF approach for other loans.

When using a non-DCF method to measure the ACL, the Company measures ECL over the asset’s contractual term, adjusted for (a) expected prepayments, (b) expected extensions associated with assets for which management has a reasonable expectation at the reporting date that it will execute a TDR with the borrower, and (c) expected extensions or renewal options (excluding those that are accounted for as derivatives) included in the original or modified contract at the reporting date that are not unconditionally cancellable by the Company.

In addition to the ALLL, management estimates expected losses related to off-balance sheet commitments using the same models and procedures used to estimate expected loan losses. Off-balance sheet commitments for commercial customers are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with a forecast of expected usage of committed amounts and an analysis of historical loss experience, reasonable and supportable forecasts of economic conditions, performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for off-balance sheet commitments.

DCF Approaches

A DCF method measures expected credit losses by forecasting expected future principal and interest cash flows and discounting them using the financial asset’s EIR. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows. When using a DCF method to measure the ACL, the period of exposure is determined as a function of the Company’s expectations of the timing of principal and interest payments. The Company considers estimated prepayments in the future principal and interest cash flows when utilizing a DCF method. The Company generally uses a DCF approach for TDRs and impaired commercial loans.

Collateral-Dependent Assets

A loan is considered a collateral-dependent financial asset when:

•	The Company determines foreclosure is probable or

•	The borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral.

For all collateral-dependent loans, the Company measures the allowance for expected credit losses as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell if repayment of the asset depends on the sale of the collateral. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measure of credit losses does not incorporate estimated costs to sell.

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

A collateral dependent loan is written down (i.e., charged-off) to the fair value of the collateral adjusted for costs to sell (if repayment from sale is expected.) Any subsequent increase or decrease in the collateral’s fair value less cost to sell is recognized as an adjustment to the related loan’s ACL. Negative ACLs are limited to the amount previously charged-off.

Collateral Maintenance Provisions

For certain loans with collateral maintenance provisions which are secured by highly liquid collateral, the Company expects nonpayment of the amortized cost basis to be zero when such provisions require the borrower to continually replenish collateral in the event the fair value of the collateral changes. For these loans, the Company records no ACL.

Negative Allowance
Negative allowance is defined as the amount of future recovery expected for accounts that have already been charged off. The Company performs an analysis of the actual historical recovery values to determine the pattern of recovery and expected rate of recovery over a given historic period, and uses the results of this analysis to determine negative allowance. Negative allowance reduces the ACL.

Qualitative Reserves

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains a qualitative reserve to the ACL to recognize the existence of these exposures. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the modelled approach to the allowance, as well as potential variability in estimates.

The qualitative adjustment is also established in consideration of several factors such as changes in the Company’s underwriting standards, the interpretation of economic trends, delays in obtaining information regarding a customer's financial condition and changes in its unique business conditions. This analysis is conducted at least quarterly, and the Company revises the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

Governance

A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and NPLs, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions, trends and forecasts. Risk factors are continuously reviewed and revised by management when conditions warrant.

The Company's reserves are principally based on various models subject to the Company's model risk management framework. New models are approved by the Company's Model Risk Management Committee, and inputs are reviewed periodically by the Company's Internal Audit function. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee.

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

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Changes in the assumptions used in these estimates could have a direct material impact on credit loss expense in the Condensed Consolidated Statements of Operations and in the allowance for loan losses. The loan portfolio represents the largest asset on the Condensed Consolidated Balance Sheets. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgement in evaluating the appropriateness of the allowance. Material changes to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

TDRs

TDR Impact to ACL

The Company’s policies for estimating the ACL also apply to TDRs as follows:

•
The Company reflects the impact of the concession in the ALLL for TDRs. Interest rate concessions and significant term deferrals can only be captured within the ALLL by using a DCF method. Therefore, in circumstances in which the Company offers such extensions in its TDR modification, it uses a DCF method to calculate the ALLL.

•	The Company recognizes the impact of a TDR modification to the ALLL when the Company has a reasonable expectation that the TDR modification will be executed.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2020 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended March 31, 2020 other than the transaction disclosed in Note 10.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

There are no recently issued GAAP accounting developments that we expect will have a material impact on the Company's business, financial position, results of operations, or disclosures upon adoption.

NOTE 3. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$2,407,661	$23,007	$—	$2,430,668	$4,086,733	$4,497	$(292)	$4,090,938
Corporate debt securities	127,883	27	(62)	127,848	139,696	39	(22)	139,713
ABS	130,032	1,021	(1,349)	129,704	138,839	1,034	(1,473)	138,400
State and municipal securities	7	—	—	7	9	—	—	9
MBS:
GNMA - Residential	4,289,061	115,941	(1,480)	4,403,522	4,868,512	12,895	(16,066)	4,865,341
GNMA - Commercial	662,425	15,986	(12)	678,399	773,889	6,954	(1,785)	779,058
FHLMC and FNMA - Residential	4,341,222	99,298	(1,748)	4,438,772	4,270,426	14,296	(30,325)	4,254,397
FHLMC and FNMA - Commercial	69,037	4,667	(4)	73,700	69,242	2,665	(5)	71,902
Total investments in debt securities AFS	$12,027,328	$259,947	$(4,655)	$12,282,620	$14,347,346	$42,380	$(49,968)	$14,339,758

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
MBS:
GNMA - Residential	$1,919,517	$60,432	$—	$1,979,949	$1,948,025	$11,354	$(7,670)	$1,951,709
GNMA - Commercial	2,470,098	58,725	(2,669)	2,526,154	1,990,772	20,115	(5,369)	2,005,518
Total investments in debt securities HTM	$4,389,615	$119,157	$(2,669)	$4,506,103	$3,938,797	$31,469	$(13,039)	$3,957,227

As of March 31, 2020 and December 31, 2019, the Company had investment securities with an estimated carrying value of $7.5 billion and $7.5 billion, respectively, pledged as collateral, which were comprised of the following: $2.7 billion and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.7 billion and $3.5 billion, respectively, were pledged to secure public fund deposits; $127.6 million and $148.5 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $399.9 million and $699.1 million, respectively, were pledged to deposits with clearing organizations; and $504.0 million and $461.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At March 31, 2020 and December 31, 2019, the Company had $40.6 million and $46.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2020 or December 31, 2019.

There were no transfers of securities between AFS and HTM during the periods ended March 31, 2020 or December 31, 2019.

NOTE 3. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$1,898,969	$1,905,922
Due after 1 year but within 5 years	720,064	737,376
Due after 5 years but within 10 years	385,515	397,854
Due after 10 years	9,022,780	9,241,468
Total	$12,027,328	$12,282,620

Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 10 years	$4,389,615	$4,506,103
Total	$4,389,615	$4,506,103

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of March 31, 2020 and December 31, 2019 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$200,096	$(167)	$499,883	$(125)
Corporate debt securities	89,642	(62)	—	—	110,802	(22)	—	—
ABS	26,080	(66)	41,631	(1,283)	27,662	(44)	47,616	(1,429)
MBS:
GNMA - Residential	83,016	(1,185)	32,753	(295)	2,053,763	(6,895)	997,024	(9,171)
GNMA - Commercial	4,069	(7)	2,458	(5)	217,291	(1,756)	14,300	(29)
FHLMC and FNMA - Residential	71,126	(964)	46,481	(784)	660,078	(4,110)	1,344,057	(26,215)
FHLMC and FNMA - Commercial	—	—	427	(4)	—	—	430	(5)
Total investments in debt securities AFS	$273,933	$(2,284)	$123,750	$(2,371)	$3,269,692	$(12,994)	$2,903,310	$(36,974)

The following table presents the aggregate amount of unrealized losses as of March 31, 2020 and December 31, 2019 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GNMA - Residential	$—	$—	$—	$—	$559,058	$(2,004)	$657,733	$(5,666)
GNMA - Commercial	206,370	(2,669)	—	—	731,445	(5,369)	—	—
Total investments in debt securities HTM	$206,370	$(2,669)	$—	$—	$1,290,503	$(7,373)	$657,733	$(5,666)

NOTE 3. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS securities against its investments in debt securities at March 31, 2020 or 2019.

Management has concluded that the unrealized losses on its investments in debt securities for which it has not recorded an allowance (which were comprised of 397 individual securities at March 31, 2020) are not credit related since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity.

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Proceeds from the sales of AFS securities	$922,101	$282,872

Gross realized gains	$10,755	$811
Gross realized losses	(1,476)	(2,811)
Net realized gains/(losses) (1)	$9,279	$(2,000)

(1)	Includes net realized gain/(losses) on trading securities of $(1.4) million and $(0.3) million for the three-month periods ended March 31, 2020 and 2019, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	March 31, 2020	December 31, 2019
FHLB of Pittsburgh and FRB stock	$784,806	$716,615
LIHTC investments	270,259	265,271
Equity securities not held for trading	12,850	12,697
Trading securities	21,942	1,097
Total	$1,089,857	$995,680

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2020, the Company purchased $115.6 million of FHLB stock at par, and redeemed $47.4 million of FHLB stock at par. There was no gain or loss associated with these redemptions. During the three-month period ended March 31, 2020, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of March 31, 2020, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $53.5 billion at March 31, 2020 and $53.9 billion at December 31, 2019.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2020 was $1.1 billion, compared to $1.4 billion at December 31, 2019. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $148.8 million as of March 31, 2020 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 14 to these Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of March 31, 2020, the carrying value of the personal unsecured HFS portfolio was $912.1 million.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2020 and December 31, 2019, accrued interest receivable on the Company's loans was $550.4 million and $497.7 million, respectively.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,553,236	9.2%	$8,468,023	9.1%
C&I loans	17,116,961	18.4%	16,534,694	17.8%
Multifamily loans	8,577,270	9.2%	8,641,204	9.3%
Other commercial(2)	7,257,887	7.8%	7,390,795	8.2%
Total commercial LHFI	41,505,354	44.6%	41,034,716	44.4%
Consumer loans secured by real estate:
Residential mortgages	8,611,037	9.3%	8,835,702	9.5%
Home equity loans and lines of credit	4,684,283	5.0%	4,770,344	5.1%
Total consumer loans secured by real estate	13,295,320	14.3%	13,606,046	14.6%
Consumer loans not secured by real estate:
RICs and auto loans	36,692,348	39.5%	36,456,747	39.3%
Personal unsecured loans	1,219,553	1.3%	1,291,547	1.4%
Other consumer(3)	293,271	0.3%	316,384	0.3%
Total consumer loans	51,500,492	55.4%	51,670,724	55.6%
Total LHFI(1)	$93,005,846	100.0%	$92,705,440	100.0%
Total LHFI:
Fixed rate	$61,012,808	65.6%	$61,775,942	66.6%
Variable rate	31,993,038	34.4%	30,929,498	33.4%
Total LHFI(1)	$93,005,846	100.0%	$92,705,440	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.2 billion as of March 31, 2020 and December 31, 2019, respectively.
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

The commercial segmentation reflects line of business distinctions. The CRE line of business includes C&I owner-occupied real estate and specialized lending for investment real estate. The Company's allowance methodology further classifies loans in this line of business into construction and non-construction loans; however, the methodology for development and determination of the allowance is generally consistent between the two portfolios. C&I includes non-real estate-related commercial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF portfolio.

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

During the three-month periods ended March 31, 2020 and 2019, SC originated $2.6 billion and $2.4 billion, respectively, in Chrysler Capital loans (including the SBNA originations program), which represented 53% and 61%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month periods ended March 31, 2020 and 2019 was as follows:

	Three-Month Period Ended March 31, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	151,590	2,431,040	(46,748)	2,535,882
Credit loss expense on loans	402,831	715,076	—	1,117,907
Charge-offs	(53,463)	(1,244,712)	—	(1,298,175)
Recoveries	10,676	611,256	—	621,932
Charge-offs, net of recoveries	(42,787)	(633,456)	—	(676,243)
ALLL, end of period	$911,463	$5,712,272	$—	$6,623,735

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense on unfunded lending commitments	44,616	23,087	—	67,703
Reserve for unfunded lending commitments, end of period	140,631	29,309	—	169,940
Total ACL, end of period	$1,052,094	$5,741,581	$—	$6,793,675

	Three-Month Period Ended March 31, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Credit loss expense on loans	21,974	581,052	—	603,026
Charge-offs	(23,601)	(1,424,618)	(275)	(1,448,494)
Recoveries	8,532	782,901	—	791,433
Charge-offs, net of recoveries	(15,069)	(641,717)	(275)	(657,061)
ALLL, end of period	$447,991	$3,348,356	$46,748	$3,843,095

Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
(Recovery of) / Credit loss expense on unfunded lending commitments	(2,909)	94	—	(2,815)
Reserve for unfunded lending commitments, end of period	86,563	6,122	—	92,685
Total ACL, end of period	$534,554	$3,354,478	$46,748	$3,935,780

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between the credit quality of loans and projections of impairment losses so that loans with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as the application of geographic and other concentration limits.

The Company estimates lifetime expected losses based on prospective information as well as account-level models based on historical data. Unemployment, the HPI, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). The used vehicle index is also used to estimate the loss in the event of default.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company has determined the reasonable and supportable period to be three years, at which time the economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data. The Company generally uses a third party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for the macroeconomic uncertainty. The scenarios are periodically updated over a reasonable and supportable time horizon, with weightings assigned by management and approved through established committee governance, as inputs to the estimate.

To capture potential additional default risk as well as potential decreases in collateral resulting from COVID-19, for the three-month period ended March 31, 2020, the Company adjusted the ACL as follows:

•	For RICs, the Company adjusted the ACL using an additional pandemic-specific economic forecast that considered a V-shaped economic recovery of COVID-19.

•	For other portfolios, in addition to the pandemic-specific economic forecast, the Company considered other specific portfolio characteristics, to determine an appropriate ACL.

The Company’s allowance for loan losses increased $3.0 billion for the three-month period ended March 31, 2020. The primary drivers were an approximately $2.5 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of lifetime expected credit losses for non-TDR loans, and approximately $0.5 billion, net due to business drivers during the first quarter of 2020, including $0.7 billion of additional reserves specific to COVID-19 risk, partially offset by balance changes and portfolio mix.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2020

Non-accrual loans:
Commercial:
CRE	$83,427	$83,117	$49,314	$—
C&I	106,288	153,428	23,560	—
Multifamily	17,957	5,112	2,368	—
Other commercial	28,324	31,987	6,234	—
Total commercial loans	235,996	273,644	81,476	—
Consumer:
Residential mortgages	135,199	134,957	74,916	—
Home equity loans and lines of credit	109,593	107,289	35,563	—
RICs and auto loans	1,498,178	1,643,459	194,086	38,110
Personal unsecured loans	2,408	2,212	—	—
Other consumer	9,575	11,491	134	—
Total consumer loans	1,754,953	1,899,408	304,699	38,110
Total non-accrual loans	1,990,949	2,173,052	386,175	38,110

OREO	61,450	66,828	—	—
Repossessed vehicles	254,792	212,966	—	—
Foreclosed and other repossessed assets	2,719	4,218	—	—
Total OREO and other repossessed assets	318,961	284,012	—	—
Total non-performing assets	$2,309,910	$2,457,064	$386,175	$38,110

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE	$45,113	$67,158	$112,271	$8,440,965	$8,553,236	$—
C&I(1)	108,862	57,573	166,435	17,010,637	17,177,072	—
Multifamily	44,424	17,957	62,381	8,514,889	8,577,270	—
Other commercial	92,364	12,444	104,808	7,153,079	7,257,887	—
Consumer:
Residential mortgages(2)	184,559	137,959	322,518	8,445,076	8,767,594	—
Home equity loans and lines of credit	39,638	80,204	119,842	4,564,441	4,684,283	—
RICs and auto loans	3,730,138	478,569	4,208,707	32,483,641	36,692,348	—
Personal unsecured loans(3)	87,602	89,363	176,965	1,954,714	2,131,679	81,217
Other consumer	19,065	8,496	27,561	265,710	293,271	—
Total	$4,351,765	$949,723	$5,301,488	$88,833,152	$94,134,640	$81,217

(1) C&I loans includes $60.1 million of LHFS at March 31, 2020.
(2) Residential mortgages includes $156.6 million of LHFS at March 31, 2020.
(3) Personal unsecured loans includes $912.1 million of LHFS at March 31, 2020.

	As of
	December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$51,472	$65,290	$116,762	$8,351,261	$8,468,023	$—
C&I	55,957	84,640	140,597	16,510,391	16,650,988	—
Multifamily	10,456	3,704	14,160	8,627,044	8,641,204	—
Other commercial	61,973	6,352	68,325	7,322,469	7,390,794	—
Consumer:
Residential mortgages(1)	154,978	128,578	283,556	8,848,971	9,132,527	—
Home equity loans and lines of credit	45,417	75,972	121,389	4,648,955	4,770,344	—
RICs and auto loans	4,364,110	404,723	4,768,833	31,687,914	36,456,747	—
Personal unsecured loans(2)	85,277	102,572	187,849	2,110,803	2,298,652	93,102
Other consumer	11,375	7,479	18,854	297,530	316,384	—
Total	$4,841,015	$879,310	$5,720,325	$88,405,338	$94,125,663	$93,102

(1)	Residential mortgages included $296.8 million of LHFS at December 31, 2019.

(2)	Personal unsecured loans included $1.0 billion of LHFS at December 31, 2019.

(3)	C&I loans included $116.3 million of LHFS at December 31, 2019.

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

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

As for March 31, 2020	Commercial Loan Portfolio
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2020(3)	2019	2018	2017	2016	Prior	Total
Commercial real estate
Pass	$96,757	$1,237,477	$1,701,861	$1,441,292	$1,018,159	$2,123,075	$7,618,621
Special mention	514	21,527	53,632	92,881	48,586	285,020	502,160
Substandard	—	257	14,938	32,160	86,624	241,813	375,792
Doubtful	—	—	13,610	—	—	306	13,916
N/A(2)	—	—	—	—	—	42,747	42,747
Total Commercial real estate	$97,271	$1,259,261	$1,784,041	$1,566,333	$1,153,369	$2,692,961	$8,553,236
C&I
Pass	$568,481	$4,765,397	$4,228,953	$1,238,720	$916,322	$3,501,174	$15,219,047
Special mention	10,500	101,443	121,843	94,192	74,954	357,505	760,437
Substandard	—	10,723	47,655	34,014	47,417	283,308	423,117
Doubtful	—	—	5,195	4,792	412	2,429	12,828
N/A(2)	123,067	419,148	113,277	25,674	36,249	44,228	761,643
Total C&I	$702,048	$5,296,711	$4,516,923	$1,397,392	$1,075,354	$4,188,644	$17,177,072
Multifamily
Pass	$232,833	$2,103,923	$1,850,390	$1,343,387	$603,432	$2,222,814	$8,356,779
Special mention	—	34	12,876	55,773	8,711	66,342	143,736
Substandard	—	—	—	44,258	1,759	30,738	76,755
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$232,833	$2,103,957	$1,863,266	$1,443,418	$613,902	$2,319,894	$8,577,270
Remaining commercial
Pass	$696,821	$2,533,762	$1,060,387	$778,885	$735,093	$1,090,112	$6,895,060
Special mention	—	7,377	4,200	—	13,928	238,832	264,337
Substandard	9,428	2,031	5,650	24,995	9,146	39,146	90,396
Doubtful	—	—	7,148	330	381	235	8,094
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$706,249	$2,543,170	$1,077,385	$804,210	$758,548	$1,368,325	$7,257,887
Total Commercial loans
Pass	$1,594,892	$10,640,559	$8,841,591	$4,802,284	$3,273,006	$8,937,175	$38,089,507
Special mention	11,014	130,381	192,551	242,846	146,179	947,699	1,670,670
Substandard	9,428	13,011	68,243	135,427	144,946	595,005	966,060
Doubtful	—	—	25,953	5,122	793	2,970	34,838
N/A(2)	123,067	419,148	113,277	25,674	36,249	86,975	804,390
Total commercial loans	$1,738,401	$11,203,099	$9,241,615	$5,211,353	$3,601,173	$10,569,824	$41,565,465

(1)	Includes $60.1 million of LHFS at March 31, 2020.

(2)	Consists of loans that have not been assigned a regulatory rating.

(3)	Loans originated during the three-months ended March 31, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2019	CRE	C&I	Multifamily	Remaining commercial	Total(1)
At Recorded Investment	(in thousands)
Regulatory Rating:
Pass	$7,513,567	$14,816,669	$8,356,377	$7,072,083	$37,758,696
Special Mention	508,133	743,462	260,764	260,051	1,772,410
Substandard	379,199	321,842	24,063	44,919	770,023
Doubtful	24,378	47,010	—	13,741	85,129
N/A(2)	42,746	722,005	—	—	764,751
Total commercial loans	$8,468,023	$16,650,988	$8,641,204	$7,390,794	$41,151,009

(1)	Includes $116.3 million of LHFS at December 31, 2019.

(2)	Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of March 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$505,982	$1,690,070	$780,167	$794,509	$436,325	$373,925	$4,580,978	12.5%
<600	1,643,909	5,630,273	3,553,695	1,582,113	1,020,910	1,134,067	14,564,967	39.7%
600-639	696,385	2,562,739	1,373,459	478,619	352,151	341,416	5,804,769	15.8%
>=640	1,787,589	6,910,627	1,965,918	393,203	331,143	353,154	11,741,634	32.0%
Total	$4,633,865	$16,793,709	$7,673,239	$3,248,444	$2,140,529	$2,202,562	$36,692,348	100.0%

(1)	Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

(2)	Loans originated during the three-months ended March 31, 2020.

December 31, 2019	RICs and auto loans
Credit Score Range	Recorded Investment (in thousands)	Percent
No FICO(1)	$3,178,459	8.7%
<600	15,013,670	41.2%
600-639	5,957,970	16.3%
>=640	12,306,648	33.8%
Total	$36,456,747	100.0%

(1)	Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

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

FICO scores are refreshed quarterly, where possible. The indicators disclosed represent the credit scores for loans as of the date presented based on the most recent assessment performed.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$88	$45	$1,138	$1,272	$53,485	$56,028
70.01-80%	$242	$—	$866	$177	$537	$34,529	$36,351
80.01-90%	$152	$157	$—	$383	$374	$10,569	$11,635
90.01-100%	$168	$683	$—	$128	$298	$3,669	$4,946
100.01-110%	$—	$—	$—	$—	$—	$349	$349
LTV>110%	$—	$—	$—	$—	$—	$1,443	$1,443
LTV - N/A(2)	$977	$9,399	$5,697	$7,095	$6,073	$15,198	$44,439
<600
LTV <= 70%	$—	$3,737	$4,778	$14,870	$11,586	$172,211	$207,182
70.01-80%	$—	$4,658	$5,247	$4,416	$5,211	$34,341	$53,873
80.01-90%	$—	$3,002	$12,304	$7,616	$364	$11,455	$34,741
90.01-100%	$—	$8,586	$265	$734	$219	$5,207	$15,011
100.01-110%	$—	$—	$—	$—	$—	$1,725	$1,725
LTV>110%	$—	$—	$—	$—	$—	$3,505	$3,505
LTV - N/A(2)	$—	$—	$—	$—	$—	$64	$64
600-639
LTV <= 70%	$531	$7,403	$5,667	$11,092	$14,768	$105,690	$145,151
70.01-80%	$—	$6,735	$7,645	$2,899	$5,134	$21,353	$43,766
80.01-90%	$—	$4,804	$9,320	$3,367	$480	$10,989	$28,960
90.01-100%	$—	$8,271	$1,670	$80	$119	$2,933	$13,073
100.01-110%	$—	$—	$—	$—	$—	$1,209	$1,209
LTV>110%	$—	$—	$—	$—	$—	$3,499	$3,499
LTV - N/A(2)	$—	$—	$—	$—	$—	$—	$—
640-679
LTV <= 70%	$152	$19,019	$11,477	$34,437	$28,826	$199,248	$293,159
70.01-80%	$2,366	$23,038	$12,988	$10,379	$5,440	$40,081	$94,292
80.01-90%	$—	$12,300	$15,146	$6,392	$777	$12,672	$47,287
90.01-100%	$1,091	$21,224	$1,131	$584	$197	$5,370	$29,597
100.01-110%	$—	$—	$—	$—	$—	$3,007	$3,007
LTV>110%	$—	$—	$—	$—	$—	$1,145	$1,145
LTV - N/A(2)	$884	$1,488	$—	$—	$—	$27	$2,399
680-719
LTV <= 70%	$6,390	$57,647	$48,198	$93,663	$74,112	$311,150	$591,160
70.01-80%	$7,793	$74,314	$42,768	$21,684	$9,711	$52,212	$208,482
80.01-90%	$961	$22,542	$36,230	$11,317	$1,255	$24,158	$96,463
90.01-100%	$4,047	$44,937	$2,125	$333	$545	$7,346	$59,333
100.01-110%	$—	$—	$—	$—	$—	$2,434	$2,434
LTV>110%	$—	$—	$—	$—	$—	$656	$656
LTV - N/A(2)	$2,686	$2,092	$—	$—	$—	$77	$4,855
720-759
LTV <= 70%	$19,079	$121,225	$84,223	$191,524	$166,910	$484,154	$1,067,115
70.01-80%	$11,439	$158,144	$76,942	$29,247	$17,580	$62,959	$356,311
80.01-90%	$3,298	$49,910	$63,665	$16,572	$973	$26,163	$160,581
90.01-100%	$8,733	$65,427	$4,577	$641	$1,416	$7,463	$88,257
100.01-110%	$—	$—	$—	$—	$—	$754	$754
LTV>110%	$—	$—	$—	$—	$—	$3,389	$3,389
LTV - N/A(2)	$10,444	$5,800	$—	$—	$—	$168	$16,412
>=760
LTV <= 70%	$32,653	$349,931	$274,362	$662,368	$699,723	$1,507,994	$3,527,031
70.01-80%	$21,546	$372,081	$195,124	$95,905	$32,655	$94,521	$811,832
80.01-90%	$4,850	$126,554	$92,473	$33,273	$2,561	$37,350	$297,061
90.01-100%	$5,426	$70,010	$3,859	$499	$1,688	$12,030	$93,512
100.01-110%	$—	$—	$—	$—	$79	$1,519	$1,598
LTV>110%	$—	$—	$—	$—	$93	$4,708	$4,801
LTV - N/A(2)	$26,659	$14,045	$—	$—	$—	$460	$41,164
Total - All FICO Bands
LTV <= 70%	$58,805	$559,050	$428,750	$1,009,092	$997,197	$2,833,932	$5,886,826
70.01-80%	43,386	638,970	341,580	164,707	76,268	339,996	1,604,907
80.01-90%	9,261	219,269	229,138	78,920	6,784	133,356	676,728
90.01-100%	19,465	219,138	13,627	2,999	4,482	44,018	303,729
100.01-110%	—	—	—	—	79	10,997	11,076
LTV>110%	—	—	—	—	93	18,345	18,438
LTV - N/A(2)	41,650	32,824	5,697	7,095	6,073	15,994	109,333
Grand Total	$172,567	$1,669,251	$1,018,792	$1,262,813	$1,090,976	$3,396,638	$8,611,037
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the three-months ended March 31, 2020.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of March 31, 2020	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$1,639	$—	$172	$77	$1,761	$41,535	$45,184	$3,273
LTV 70.01 - 90%	960	62	—	57	701	13,586	15,366	1,458
LTV 90.01 - 110%	—	—	—	—	—	1,936	1,936	21
LTV>110%	—	—	—	—	—	110	110	—
LTV - N/A(2)	2,897	14,045	18,944	17,930	13,628	86,103	153,547	—
<600
LTV <= 70%	$—	$1,039	$5,455	$12,759	$18,902	$147,702	$185,857	$171,669
LTV 70.01 - 90%	—	1,525	6,926	4,559	2,232	18,409	33,651	31,401
LTV 90.01 - 110%	—	—	—	—	—	3,967	3,967	3,264
LTV>110%	—	—	—	—	—	3,315	3,315	3,140
LTV - N/A(2)	—	—	—	—	—	547	547	—
600-639
LTV <= 70%	$163	$4,757	$8,499	$11,557	$12,918	$106,927	$144,821	$144,485
LTV 70.01 - 90%	169	2,936	5,139	6,116	1,793	12,729	28,882	28,575
LTV 90.01 - 110%	136	—	—	—	—	3,925	4,061	3,787
LTV>110%	—	—	—	—	—	1,890	1,890	1,699
LTV - N/A(2)	—	—	—	15	—	69	84	—
640-679
LTV <= 70%	$3,007	$13,951	$21,302	$25,570	$22,623	$177,271	$263,724	$260,316
LTV 70.01 - 90%	2,690	12,025	16,391	11,991	4,004	24,712	71,813	71,776
LTV 90.01 - 110%	—	49	—	—	—	6,171	6,220	5,549
LTV>110%	—	—	—	—	—	2,254	2,254	1,857
LTV - N/A(2)	—	—	—	—	—	174	174	—
680-719
LTV <= 70%	$8,347	$34,352	$53,092	$54,418	$53,475	$293,441	$497,125	$490,854
LTV 70.01 - 90%	4,794	25,772	32,923	26,285	7,632	34,533	131,939	132,150
LTV 90.01 - 110%	—	8	—	—	—	14,055	14,063	13,144
LTV>110%	—	—	—	—	—	7,996	7,996	7,588
LTV - N/A(2)	—	64	—	—	—	103	167	—
720-759
LTV <= 70%	$11,752	$49,490	$71,479	$81,890	$71,750	$402,198	$688,559	$681,480
LTV 70.01 - 90%	5,982	40,176	47,525	34,314	9,478	44,949	182,424	183,707
LTV 90.01 - 110%	—	198	79	—	—	11,144	11,421	10,077
LTV>110%	30	—	—	—	—	8,146	8,176	7,883
LTV - N/A(2)	—	51	—	—	—	173	224	—
>=760
LTV <= 70%	$31,869	$145,241	$191,745	$184,383	$170,523	$1,030,403	$1,754,164	$1,730,796
LTV 70.01 - 90%	12,654	73,677	91,116	64,213	22,566	112,088	376,314	377,402
LTV 90.01 - 110%	124	61	—	—	—	27,963	28,148	27,299
LTV>110%	—	7	—	—	—	15,205	15,212	14,585
LTV - N/A(2)	90	251	135	—	—	472	948	—
Total - All FICO Bands
LTV <= 70%	$56,777	$248,830	$351,744	$370,654	$351,952	$2,199,477	$3,579,434	$3,482,873
LTV 70.01 - 90%	$27,249	$156,173	$200,020	$147,535	$48,406	$261,006	$840,389	$826,469
LTV 90.01 - 110%	$260	$316	$79	$—	$—	$69,161	$69,816	$63,141
LTV>110%	$30	$7	$—	$—	$—	$38,916	$38,953	$36,752
LTV - N/A(2)	$2,987	$14,411	$19,079	$17,945	$13,628	$87,641	$155,691	$—
Grand Total	$87,303	$419,737	$570,922	$536,134	$413,986	$2,656,201	$4,684,283	$4,409,235
(1) - (4) Refer to corresponding notes above.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Residential Mortgages(1)(3)
December 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$92,052	$4,654	$534	$—	$—	$—	$—	$97,240
<600	33	180,465	48,344	36,401	27,262	1,518	2,325	296,348
600-639	31	122,675	45,189	34,690	37,358	636	1,108	241,687
640-679	1,176	263,781	89,179	78,215	87,067	946	1,089	521,453
680-719	7,557	511,018	219,766	132,076	155,857	1,583	2,508	1,030,365
720-759	14,427	960,290	413,532	195,335	191,850	1,959	3,334	1,780,727
>=760	36,621	3,324,285	938,368	353,989	203,665	3,673	7,281	4,867,882
Grand Total	$151,897	$5,367,168	$1,754,912	$830,706	$703,059	$10,315	$17,645	$8,835,702
(1) Excludes LHFS.
(2) Residential mortgages in the "N/A" range for LTV or FICO score primarily represent the balance on loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

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

(3)	The ALLL model considers LTV for financing receivables in first lien position for the Company and CLTV for financing receivables in second lien position for the Company.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019

Performing	$3,322,058	$3,646,354
Non-performing	579,737	673,777
Total (1)	$3,901,795	$4,320,131
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month periods ended March 31, 2020 and 2019:

	Three-Month Period Ended March 31, 2020
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	4	$2,287	$2,282
C&I	35	834	837
Other commercial	1	45	45
Consumer:
Residential mortgages(3)	14	1,916	2,060
Home equity loans and lines of credit	28	2,074	2,095
RICs and auto loans	9,836	176,922	177,310
Personal unsecured loans	1	—	—
Other consumer	32	1,147	1,137
Total	9,951	$185,225	$185,766
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Three-Month Period Ended March 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	17	$44,709	$45,815
C&I	24	620	621
Consumer:
Residential mortgages(3)	26	3,513	3,670
Home equity loans and lines of credit	41	5,077	5,498
RICs and auto loans	19,849	330,142	330,760
Personal unsecured loans	51	570	567
Other consumer	6	182	181
Total	20,014	$384,813	$387,112
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.

(2)	Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.

(3)	The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month periods ended March 31, 2020, and 2019, respectively.

	Three-Month Period Ended March 31,
	2020		2019
	Number of Contracts	Amortized Cost(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	14	$2,909	1	$130
C&I	12	7,390	15	591
Other commercial	1	45	—	—
Consumer:
Residential mortgages	22	3,347	53	4,802
Home equity loans and lines of credit	15	2,094	6	425
RICs and auto loans	4,076	68,996	7,559	125,322
Personal unsecured loans	10	101	60	534
Other consumer	10	243	—	—
Total	4,160	$85,125	7,694	$131,804

(1)	Represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Operating lease assets, net consisted of the following as of March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Leased vehicles	$22,152,579	$21,722,726
Less: accumulated depreciation	(4,334,946)	(4,159,944)
Depreciated net capitalized cost	17,817,633	17,562,782
Origination fees and other costs	74,201	76,542
Manufacturer subvention payments	(1,144,927)	(1,177,342)
Leased vehicles, net	16,746,907	16,461,982

Commercial equipment vehicles and aircraft, gross	33,177	41,154
Less: accumulated depreciation	(7,403)	(7,397)
Commercial equipment vehicles and aircraft, net	25,774	33,757

Total operating lease assets, net(1)	$16,772,681	$16,495,739

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2020 (in thousands):

2020	$2,144,164
2021	1,966,379
2022	832,568
2023	147,377
2024	2,499
Thereafter	7,817
Total	$5,100,804

NOTE 5. OPERATING LEASE ASSETS, NET (continued)

Lease income was $771.7 million and $674.9 million for the three-month periods ended March 31, 2020 and 2019, respectively.

During the three-month periods ended March 31, 2020, and 2019, the Company recognized $27.0 million and $24.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

Lease expense was $590.4 million and $479.3 million, for the three-month periods ended March 31, 2020 and 2019, respectively.

NOTE 6. VIEs

The Company transfers RICs and vehicle leases into newly formed Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs on its Condensed Consolidated Balance Sheets.

For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data Note 7 in the Company's 2019 Annual Report on Form 10-K.

On-balance sheet VIEs

The assets of consolidated VIEs that are included in the Company's Condensed Consolidated Financial Statements presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, and that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows(1):

(in thousands)	March 31, 2020	December 31, 2019
Assets
Restricted cash	$1,614,616	$1,629,870
Loans	24,519,932	26,532,328
Operating lease assets, net	16,746,907	16,461,982
Various other assets	700,085	625,359
Total Assets	$43,581,540	$45,249,539
Liabilities
Notes payable	$35,358,666	$34,249,851
Various other liabilities	117,024	188,093
Total Liabilities	$35,475,690	$34,437,944
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

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of March 31, 2020 and December 31, 2019, the Company was servicing $29.5 billion and $27.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 6. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month periods ended March 31, 2020 and 2019 is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Assets securitized	$6,675,730	$4,928,462

Net proceeds from new securitizations (1)	$3,876,529	$3,962,618
Net proceeds from sale of retained bonds	54,467	17,306
Cash received for servicing fees (2)	246,743	208,325
Net distributions from Trusts (2)	866,936	592,769
Total cash received from Trusts	$5,044,675	$4,781,018
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

There were no sales of off-balance sheet securitizations during the three-month periods ended March 31, 2020 and March 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company was servicing $2.0 billion and $2.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	March 31, 2020	December 31, 2019
Related party SPAIN securitizations	$1,869,514	$2,149,008
Third party Chrysler Capital securitizations	152,950	259,197
Total serviced for other portfolio	$2,022,464	$2,408,205

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the Trusts for the three-month periods ended March 31, 2020 and 2019 is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Cash received for servicing fees	6,179	10,251
(1) Represents the UPB at the time of original securitization.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units at March 31, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at March 31, 2020	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389

There were no changes to the Company's reportable segments during the first quarter of 2020.

The Company made a change in its commercial banking reportable segments beginning January 1, 2019 and, accordingly, re-allocated goodwill previously attributed to commercial banking to the related C&I and CRE&VF reporting units based on the estimated fair value of each reporting unit at January 1, 2019. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. Refer to Note 18 to these Consolidated Financial Statements for additional details on the Company's reportable segments.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

The Company continually assesses whether or not there have been events requiring a review of goodwill. During the first quarter of 2020, primarily due to the economic impacts of the COVID-19 pandemic, the Company determined that a goodwill triggering event occurred for the CBB reporting unit.

Based on its goodwill impairment analysis performed as of March 31, 2020, the Company concluded that there was no impairment necessary for the CBB reporting unit. The valuation considered multiple financial planning scenarios, representing different market recovery profiles. The reporting unit’s estimated fair value exceeded its carrying value by less than 5% in the scenarios deemed by the Company to be the most likely. The goodwill allocated to this reporting unit has become more sensitive to an impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors, and if the reporting unit’s operating environment does not return to a more normalized status in the foreseeable future, there is an increased risk of an impairment in subsequent quarters.

The Company has historically determined that an equal weighting of the market and income approach valuation methods provides a reliable fair value estimate. In the first quarter of 2020, in light of the significant market volatility arising from the COVID-19 pandemic and the responses to the pandemic from multiple government agencies, the Company determined to give only a 25% weighting to the market approach in estimating the first quarter 2020 fair value of the CBB reporting unit. The Company continued to analyze implied market multiples to support the valuation under the market approach.

There were no disposals, additions or impairments of goodwill for the three-month periods ended March 31, 2020 or 2019.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2020		December 31, 2019
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$338,179	$(241,821)	$347,982	$(232,018)
Chrysler relationship	46,250	(92,500)	50,000	(88,750)
Trade name	13,200	(4,800)	13,500	(4,500)
Other intangibles	3,836	(53,337)	4,722	(52,450)
Total intangibles subject to amortization	$401,465	$(392,458)	$416,204	$(377,718)

At March 31, 2020 and December 31, 2019, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.7 million, and $14.8 million, for the three-month periods ended March 31, 2020 and 2019, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2020	$58,661	$14,744	$43,917
2021	39,904	—	39,904
2022	39,901	—	39,901
2023	28,649	—	28,649
2024	24,792	—	24,792
Thereafter	224,302	—	224,302

NOTE 8. OTHER ASSETS

The following is a detail of items that comprised Other assets at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Operating lease ROU assets	$639,779	$656,472
Deferred tax assets	617,028	503,681
Accrued interest receivable	550,331	545,148
Derivative assets at fair value	1,502,695	555,880
Other repossessed assets	257,511	217,184
Equity method investments	275,869	271,656
MSRs	99,392	132,683
OREO	61,450	66,828
Income tax receivables	292,972	272,699
Prepaid expense	373,887	352,331
Miscellaneous assets and receivables	722,951	629,654
Total other assets	$5,393,865	$4,204,216

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

At March 31, 2020, and December 31, 2019, operating lease ROU assets were $639.8 million, and $656.5 million, respectively, and operating lease liabilities were $697.0 million, and $711.7 million, respectively. Operating lease ROU assets are included in Other assets in the Company’s Condensed Consolidated Balance Sheets. Lease liabilities are included in Accrued expenses and payables in the Company’s Condensed Consolidated Balance Sheets.

For the three-month periods ended March 31, 2020 and 2019, operating lease expenses were $35.1 million and $37.6 million, respectively. Sublease income was $1.5 million and $0.6 million, respectively, for three-month periods ended March 31, 2020 and 2019. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 8. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2020	Total Operating leases
(in thousands)
2020	$107,786
2021	132,295
2022	121,953
2023	106,510
2024	92,552
Thereafter	214,921
Total lease liabilities	$776,017
Less: Interest	(79,065)
Present value of lease liabilities	$696,952

Operating Lease Term and Discount Rate	March 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)	7.0	7.1
Weighted-average discount rate	3.1%	3.1%

	Three-month period ended
Other Information	March 31, 2020	March 31, 2019
	(in thousands)
Operating cash flows from operating leases(1)	$(33,110)	$(23,640)
Leased assets obtained in exchange for new operating lease liabilities	$4,372	$705,443
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $1.0 million and $0.9 million in payments during the three-month periods ended March 31, 2020, and 2019, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $12.4 million, and $14.1 million at March 31, 2020 and 2019, respectively.

The remainder of Other assets is comprised of:

•	Deferred tax asset, net - Refer to Note 13 of these Condensed Consolidated Financial Statements for more information on tax-related activities.

•	Derivative assets at fair value - Refer to the "Offsetting of Financial Assets" table in Note 12 to these Condensed Consolidated Financial Statements for the detail of these amounts.

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

•	MSRs - See further discussion on the valuation of the MSRs in Note 14.

•	Income tax receivables - Refer to Note 13 of these Condensed Consolidated Financial Statements for more information on tax-related activities.

•
Miscellaneous assets and receivables includes subvention receivables in connection with the agreement with Chrysler, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$10,701,830	15.6%	$10,301,133	15.3%
Non-interest-bearing demand deposits	16,624,265	24.2%	14,922,974	22.2%
Savings	5,696,847	8.3%	5,632,164	8.4%
Customer repurchase accounts	433,170	0.6%	407,477	0.6%
Money market	27,727,112	40.4%	26,687,677	39.6%
CDs	7,488,279	10.9%	9,375,281	13.9%
Total deposits (1)	$68,671,503	100.0%	$67,326,706	100.0%

(1)	Includes foreign deposits, as defined by the FRB, of $9.9 billion and $8.9 billion at March 31, 2020 and December 31, 2019, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.7 billion and $3.5 billion at March 31, 2020 and December 31, 2019, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $154.5 million and $79.2 million at March 31, 2020 and December 31, 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company had $1.5 billion and $1.5 billion, respectively, of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2020 were $53.0 billion, compared to $50.7 billion at December 31, 2019. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month periods ended March 31, 2020 and 2019.

SHUSA

During the three-month period ended March 31, 2020, the Company issued $500.0 million of debt, consisting of:

•	A $500.0 million 5.83% senior fixed rate note due March 2023 to Santander, an affiliate.

During the three-month period ended March 31, 2020, the Company repurchased the following borrowings and other debt obligations:

•	$1.0 billion of its 2.65% senior notes due April 2020.

SHUSA had no new securities issuances and did not repurchase any outstanding borrowings in the open market during the three-month period ended March 31, 2019.

Subsequent Events

Subsequent to the close of the first quarter, the Bank notified debt holders of its REIT Series A Preferred Securities that the Bank intends to call all $126.3 million of those securities in May 2020. In April 2020, the Company also issued $447.1 million of 3.50% fixed rate senior notes due April 2023 in a private offering.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.65% senior notes due April 2020	$—	—%	$999,502	2.82%
4.45% senior notes due December 2021	604,398	4.61%	604,172	4.61%
3.70% senior notes due March 2022	849,311	3.74%	849,465	3.74%
3.40% senior notes due January 2023	996,353	3.54%	996,043	3.54%
3.50% senior notes due June 2024	996,016	3.60%	995,797	3.60%
4.50% senior notes due July 2025	1,096,647	4.56%	1,096,508	4.56%
4.40% senior notes due July 2027	1,049,817	4.40%	1,049,813	4.40%
2.88% senior notes due January 2024 (4)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (4)	500,000	5.83%	—	—%
3.24% senior notes due November 2026	909,173	3.97%	907,844	3.97%
Senior notes due September 2020 (2)	106,566	3.36%	112,358	3.36%
Senior notes due June 2022(1)	427,898	2.81%	427,889	3.47%
Senior notes due January 2023 (3)	720,872	2.96%	720,861	3.29%
Senior notes due July 2023 (3)	438,976	2.95%	438,962	2.48%
Subsidiaries
2.00% subordinated debt maturing through 2020	284	2.00%	602	2.00%
Short-term borrowing due within one year, maturing January 2020	—	—%	1,831	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,446,311	3.85%	$9,951,647	3.68%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) These notes are with SHUSA's parent company, Santander.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$8,435,000	1.67%	$7,035,000	2.15%
REIT preferred, callable May 2020	126,275	13.08%	125,943	13.17%
FRB discount notes maturing through June 2020	410,000	0.25%	—	—%
Total Bank borrowings and other debt obligations	$8,971,275	1.76%	$7,160,943	2.34%

The Bank had outstanding irrevocable letters of credit totaling $634.5 million from the FHLB of Pittsburgh at March 31, 2020 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2021	$872,645	$1,250,000	2.62%	$1,674,040	$1
Warehouse line due November 2021	480,320	500,000	2.27%	531,179	261
Warehouse line due July 2021	156,000	500,000	3.82%	177,679	261
Warehouse line due October 2021	1,790,377	2,100,000	2.65%	2,744,449	328
Warehouse line due June 2021	470,684	500,000	2.18%	674,616	—
Warehouse line due January 2022	739,300	1,000,000	2.62%	1,325,376	—
Warehouse line due June 2021	196,600	600,000	5.04%	234,858	56
Warehouse line due October 2021(3)	—	1,000,000	3.47%	—	—
Warehouse line due October 2021(1)	1,502,143	4,000,000	3.47%	1,515,207	2,055
Repurchase facility due July 2020(2)	233,893	233,893	3.80%	377,550	—
Repurchase facility due April 2020(2)	53,234	53,234	3.04%	99,120	—
Repurchase facility due April 2020(2)	26,483	26,483	4.64%	69,945	—
Total SC revolving credit facilities	$6,521,679	$11,763,610	2.92%	$9,424,019	$2,962

(1)	This line is held exclusively for financing of Chrysler Capital leases. In April 2020, the commitment amount was reduced by $500 million.

(2)
The repurchase facilities are collateralized by securitization notes payable retained by SC. As the borrower, SC is exposed to liquidity risk due to changes in the market value of retained securities pledged. In some instances, SC places or receives cash collateral with counterparties under collateral arrangements associated with SC's repurchase agreements. The maturity date for the repurchase facilities trade expiring in April 2020 extended to May 2020.

(3)	During the three months ended March 31, 2020 the Chrysler Finance Loan credit facility was reactivated with a $1 billion commitment. In April 2020, the commitment amount increased by $500 million.

	December 31, 2019
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2021	$516,045	$1,250,000	3.10%	$734,640	$1
Warehouse line due November 2020	471,320	500,000	2.69%	505,502	186
Warehouse line due July 2021	500,000	500,000	3.64%	761,690	302
Warehouse line due October 2021	896,077	2,100,000	3.44%	1,748,325	7
Warehouse line due June 2021	471,284	500,000	3.32%	675,426	—
Warehouse line due November 2020	970,600	1,000,000	2.57%	1,353,305	—
Warehouse line due June 2021	53,900	600,000	7.02%	62,601	94
Warehouse line due October 2021(1)	1,098,443	5,000,000	4.43%	1,898,365	1,756
Repurchase facility due January 2020(2)	273,655	273,655	3.80%	377,550	—
Repurchase facility due March 2020(2)	100,756	100,756	3.04%	151,710	—
Repurchase facility due March 2020(2)	47,851	47,851	3.15%	69,945	—
Total SC revolving credit facilities	$5,399,931	$11,872,262	3.44%	$8,339,059	$2,346
(1), (2) See corresponding footnotes to the March 31, 2020 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between April 2022 and May 2027(1)	$18,156,699	$42,846,500	1.35% - 3.42%	$23,001,847	$1,591,799
SC privately issued amortizing notes maturing on various dates between June 2022 and November 2026 (4)	9,886,425	10,347,563	1.28% - 3.90%	12,061,835	19,854
Total SC secured structured financings	$28,043,124	$53,194,063	1.28% - 3.90%	$35,063,682	$1,611,653
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2019
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations maturing on various dates between April 2021 and February 2027	$18,807,773	$43,982,220	1.35% - 3.42%	$24,697,158	$1,606,646
SC privately issued amortizing notes maturing on various dates between July 2019 and November 2026	9,334,112	10,397,563	1.05% - 3.90%	12,048,217	20,878
Total SC secured structured financings	$28,141,885	$54,379,783	1.05% - 3.90%	$36,745,375	$1,627,524

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of March 31, 2020 and December 31, 2019, SC had private issuances of notes backed by vehicle leases outstanding totaling $11.1 billion and $10.2 billion, respectively.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month periods ended March 31, 2020, and 2019, respectively.

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three- Month Ended March 31, 2020			December 31, 2019		March 31, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$210,695	$(62,496)	$148,199
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	136	(29)	107
Net unrealized gains on cash flow hedge derivative financial instruments	210,831	(62,525)	148,306	$(20,114)	$148,306	$128,192

Change in unrealized gains on investments in debt securities	277,985	(64,538)	213,447
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(9,279)	2,154	(7,125)
Net unrealized gains on investments in debt securities	268,706	(62,384)	206,322	(22,880)	206,322	183,442
Pension and post-retirement actuarial gain(3)	753	(193)	560	(45,213)	560	(44,653)
As of March 31, 2020	$480,290	$(125,102)	$355,188	$(88,207)	$355,188	$266,981

(1)
Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

(2)	Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of debt securities AFS.

(3)	Included in the computation of net periodic pension costs.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Ended March 31, 2019			December 31, 2018		March 31, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$10,402	$(1,944)	$8,458
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(2,123)	668	(1,455)
Net unrealized gains on cash flow hedge derivative financial instruments	8,279	(1,276)	7,003	$(19,813)	$7,003	$(12,810)

Change in unrealized gains on investment securities	121,377	(31,355)	90,022
Reclassification adjustment for net losses included in net income/(expense) on non-OTTI securities (2)	2,000	(517)	1,483
Net unrealized gains on investment securities	123,377	(31,872)	91,505	(245,767)	91,505	(154,262)
Pension and post-retirement actuarial gain(3)	6,301	(190)	6,111	(56,072)	6,111	(49,961)
As of March 31, 2019	$137,957	$(33,338)	$104,619	$(321,652)	$104,619	$(217,033)
(1) - (3) Refer to the corresponding explanations in the table above.

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

See Note 14 to these Condensed Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2020, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the first quarter of 2020, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

NOTE 12. DERIVATIVES (continued)

As of March 31, 2020 and December 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $11.3 million and $7.8 million, respectively. The Company had $31.7 million and $8.6 million in cash and securities collateral posted to cover those positions as of March 31, 2020 and December 31, 2019, respectively.

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

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities (including its borrowed funds). All of these swaps have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of accumulated OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Condensed Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in March 2024. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2020, the Company expected $30.4 million of gains recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2020 and December 31, 2019 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,150,000	$—	$88,598	0.89%	2.06%	2.00
Pay variable - receive fixed interest rate swaps	7,270,000	185,635	—	1.43%	1.14%	2.29
Interest rate floor	3,600,000	62,939	—	0.83%	—%	1.09
Total	$13,020,000	$248,574	$88,598	1.18%	0.98%	1.91

December 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,650,000	$2,807	$39,128	1.85%	1.91%	1.86
Pay variable - receive fixed interest rate swaps	7,570,000	7,462	29,209	1.43%	1.73%	2.39
Interest rate floor	3,800,000	18,762	—	0.19%	—%	1.28
Total	$14,020,000	$29,031	$68,337	1.17%	1.29%	1.99

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2020 and December 31, 2019 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Mortgage banking derivatives:
Forward commitments to sell loans	$466,440	$452,994	$50	$18	$11,223	$360
Interest rate lock commitments	348,722	167,423	15,041	3,042	—	—
Mortgage servicing	640,000	510,000	53,650	15,134	18,348	2,547
Total mortgage banking risk management	1,455,162	1,130,417	68,741	18,194	29,571	2,907

Customer-related derivatives:
Swaps receive fixed	13,859,381	11,225,376	1,059,038	375,541	539	12,330
Swaps pay fixed	14,489,262	11,975,313	1,704	23,271	1,023,561	336,361
Other	3,357,856	3,532,959	4,597	3,457	12,771	4,848
Total customer-related derivatives	31,706,499	26,733,648	1,065,339	402,269	1,036,871	353,539

Other derivative activities:
Foreign exchange contracts	3,892,134	3,724,007	85,457	33,749	49,978	34,428
Interest rate swap agreements	786,154	1,290,560	—	—	19,014	11,626
Interest rate cap agreements	10,093,450	9,379,720	4,926	62,552	—	—
Options for interest rate cap agreements	10,093,450	9,379,720	—	—	4,926	62,552
Other	1,090,356	1,087,986	32,455	10,536	34,633	13,025
Total	$59,117,205	$52,726,058	$1,256,918	$527,300	$1,174,993	$478,077

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2020 and 2019:

(in thousands)		Three-Month Period Ended March 31,
Derivative Activity(1)	Line Item	2020	2019
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(824)	12,940
Pay variable receive-fixed interest rate swap	Interest income on loans	(3,155)	(11,448)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(10,831)	1,653
Interest rate lock commitments	Miscellaneous income, net	11,998	299
Mortgage servicing	Miscellaneous income, net	29,386	8,354
Customer-related derivatives	Miscellaneous income, net	(15,619)	(14,059)
Foreign exchange	Miscellaneous income, net	11,022	23,933
Interest rate swaps, caps, and options	Miscellaneous income, net	(9,658)	2,445
	Interest expense	—	—
Other	Miscellaneous income, net	230	(1,211)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 12. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $148.2 million and $8.5 million, net of tax, for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives was a loss of $0.1 million and a gain of $1.5 million, net of tax, for the three-month periods ended March 31, 2020 and March 31, 2019, respectively.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements, which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the applicable master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Condensed Consolidated Balance Sheets.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
March 31, 2020
Cash flow hedges	$248,574	$—	$248,574	$128,391	$120,183
Other derivative activities(1)(4)	1,241,877	2,797	1,239,080	41,400	1,197,680
Total derivatives subject to a master netting arrangement or similar arrangement	1,490,451	2,797	1,487,654	169,791	1,317,863
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	15,041	—	15,041	—	15,041
Total Derivative Assets	$1,505,492	$2,797	$1,502,695	$169,791	$1,332,904

December 31, 2019
Cash flow hedges	$29,031	$—	$29,031	$17,790	$11,241
Other derivative activities(1)(4)	524,258	435	523,823	51,437	472,386
Total derivatives subject to a master netting arrangement or similar arrangement	553,289	435	552,854	69,227	483,627
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,042	—	3,042	—	3,042
Total Derivative Assets	$556,331	$435	$555,896	$69,227	$486,669

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

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

(4)	Balance includes $2.6 million and $25.3 million of derivative assets due from an affiliate at March 31, 2020 and December 31, 2019, respectively.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
March 31, 2020
Cash flow hedges	$88,598	$—	$88,598	$87,526	$1,072
Other derivative activities(1)(4)	1,163,770	8,899	1,154,871	791,512	363,359
Total derivatives subject to a master netting arrangement or similar arrangement	1,252,368	8,899	1,243,469	879,038	364,431
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	11,223	—	11,223	11,223	—
Total Derivative Liabilities	$1,263,591	$8,899	$1,254,692	$890,261	$364,431

December 31, 2019
Cash flow hedges	$68,337	$—	$68,337	$68,337	$—
Other derivative activities(1)(4)	477,717	9,406	468,311	436,301	32,010
Total derivatives subject to a master netting arrangement or similar arrangement	546,054	9,406	536,648	504,638	32,010
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	360	—	360	273	87
Total Derivative Liabilities	$546,414	$9,406	$537,008	$504,911	$32,097

(1)	Includes customer-related and other derivatives.

(2)	Includes mortgage banking derivatives.

(3)
Cash collateral pledged and financial instruments pledged is reported in Other assets in the Condensed Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

(4)	Balance includes $2.6 million and $25.3 million of derivative assets due from an affiliate at March 31, 2020 and December 31, 2019, respectively.

NOTE 13. INCOME TAXES

An income tax benefit of $33.4 million and a provision of $116.2 million were recorded for the three-month periods ended March 31, 2020 and 2019, respectively. This resulted in an ETR of 21.3% for the three-month period ended March 31, 2020 compared to 32.7% for the corresponding period in 2019. The lower ETR for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, is a result of lower expected pre-tax income for 2020 than in 2019, while tax adjustments are expected to remain the same.

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

The Company had a net deferred tax liability balance of $326.8 million at March 31, 2020 (consisting of a deferred tax asset balance of $617.0 million and a deferred tax liability balance of $943.8 million), compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). The $690.6 million decrease in net deferred liability for the three-month period ended March 31, 2020 was primarily due to the adoption of the CECL Standard.

The net deferred tax liability includes the Company’s deferred tax liability for the book over tax basis in its investment in SC. The deferred tax liability would be realized upon the Company’s disposition of its interest in SC or through dividends received from SC.  If the Company were to reach 80% or more ownership of SC, SC would be consolidated with the Company for tax filing purposes, facilitating certain off-sets of SC’s taxable income, and the capital planning benefit of netting SC’s net deferred tax liability against the Company’s net deferred tax asset. In addition, the $336 million deferred tax liability would be released as a reduction to income tax expense.

NOTE 14. FAIR VALUE

General

A portion of the Company’s assets and liabilities is carried at fair value, including investments in debt securities AFS and derivative instruments. In addition, the Company elects to account for its residential mortgages HFS and a portion of its MSRs at fair value. Fair value is also used on a nonrecurring basis to evaluate certain assets for impairment or for disclosure purposes. Examples of nonrecurring uses of fair value include impairments for certain loans and foreclosed assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2020 and December 31, 2019.

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Financial assets:
U.S. Treasury securities	$—	$2,430,668	$—	$2,430,668	$—	$4,090,938	$—	$4,090,938
Corporate debt	—	127,848	—	127,848	—	139,713	—	139,713
ABS	—	66,877	62,827	129,704	—	75,165	63,235	138,400
State and municipal securities	—	7	—	7	—	9	—	9
MBS	—	9,594,393	—	9,594,393	—	9,970,698	—	9,970,698
Investment in debt securities AFS(3)	—	12,219,793	62,827	12,282,620	—	14,276,523	63,235	14,339,758
Other investments - trading securities	2,497	19,445	—	21,942	379	718	—	1,097
RICs HFI(4)	—	—	87,384	87,384	—	17,634	84,334	101,968
LHFS (1)(5)	—	148,775	—	148,775	—	289,009	—	289,009
MSRs (2)	—	—	97,697	97,697	—	—	130,855	130,855
Other assets - derivatives (3)	—	1,490,321	15,171	1,505,492	—	553,222	3,109	556,331
Total financial assets (6)	$2,497	$13,878,334	$263,079	$14,143,910	$379	$15,137,106	$281,533	$15,419,018
Financial liabilities:
Other liabilities - derivatives (3)	—	1,253,317	10,274	1,263,591	—	543,560	2,854	546,414
Total financial liabilities	$—	$1,253,317	$10,274	$1,263,591	$—	$543,560	$2,854	$546,414

(1)	LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.

(2)
The Company had total MSRs of $99.4 million and $132.7 million as of March 31, 2020 and December 31, 2019, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.

(3)	Refer to Note 3 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $263.1 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.9% of total assets measured at fair value on a recurring basis and approximately 0.2% of total consolidated assets.

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

Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor which uses observable market data and therefore are classified as Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally-developed DCF model and are classified as Level 3.

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net gain/(loss) on sale of investment securities.

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. At December 31, 2019, the Company has used the most recent purchase price as the fair value for certain loans and hence classified those RICs as Level 2. The estimated fair value of the all RICs HFI at March 31, 2020 is estimated using a DCF model and are classified as Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.7 million and $11.0 million, respectively, at March 31, 2020.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.8 million and $5.4 million, respectively, at March 31, 2020.

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

NOTE 14. FAIR VALUE (continued)

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 12 to these Consolidated Financial Statements for a discussion of derivatives activity.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month periods ended March 31, 2020 and 2019, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three- Month Ended March 31, 2020					Three-Month Ended March 31, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$63,235	$84,334	$130,855	$255	$278,679	$327,199	$126,312	$149,660	$1,866	$605,037
Losses in OCI(2)	(231)	—	—	—	(231)	(672)	—	—	—	(672)
Gains/(losses) in earnings	—	2,891	(32,282)	4,560	(24,831)	—	3,547	(9,246)	(700)	(6,399)
Additions/Issuances	—	2,512	3,902	—	6,414	—	—	2,897	—	2,897
Transfer from level 2(3)	—	17,634	—	—	17,634	—	—	—	—	—
Settlements(1)	(177)	(19,987)	(4,778)	82	(24,860)	(419)	(15,050)	(3,177)	86	(18,560)
Balances, end of period	$62,827	$87,384	$97,697	$4,897	$252,805	$326,108	$114,809	$140,134	$1,252	$582,303
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$2,891	$(32,282)	$(7,439)	$(36,830)	$—	$3,547	$(9,246)	$(999)	$(6,698)

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

(2)	Losses in OCI during the three-month period ended March 31, 2020 decreased by $2.3 million from the prior reporting date of December 31, 2019.

(3)
The Company transferred RIC's from Level 2 to Level 3 during the three-months ended March 31, 2020 because the fair value for these assets cannot be determined by using readily observable inputs at March 31, 2020. There were no other transfers into or out of Level 3 during the three months ended March 31, 2020 and 2019.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired commercial LHFI	$—	$73,151	$332,453	$405,604	$—	$133,640	$356,220	$489,860
Foreclosed assets	—	10,236	46,710	56,946	—	17,168	51,080	68,248
Vehicle inventory	—	449,516	—	449,516	—	346,265	—	346,265
LHFS(1)	—	—	980,020	980,020	—	—	1,131,214	1,131,214
Auto loans impaired due to bankruptcy	—	193,727	—	193,727	—	200,504	503	201,007
MSRs	—	—	7,593	7,593	—	—	8,197	8,197

(1)	These amounts include $912.1 million and $1.0 billion of personal LHFS that were impaired as of March 31, 2020 and December 31, 2019, respectively.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $392.7 million and $448.8 million at March 31, 2020 and December 31, 2019, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

NOTE 14. FAIR VALUE (continued)

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended March 31,
(in thousands)	Statement of Operations Location	2020	2019
Impaired LHFI	Credit loss expense	$3,692	$(6,592)
Foreclosed assets	Miscellaneous income, net (1)	(1,950)	(2,252)
LHFS	Miscellaneous income, net (1)	(62,938)	(67,673)
Auto loans impaired due to bankruptcy	Credit loss expense	(4,953)	(4,410)
MSRs	Miscellaneous income, net (1)	(133)	(173)

(1)	Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 14. FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at March 31, 2020 and December 31, 2019, respectively:

(dollars in thousands)	Fair Value at March 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,792	DCF	Discount rate (1)	0.50% - 0.50% (0.50% )
Sale-leaseback securities	12,035	Consensus pricing (2)	Offered quotes (3)	101.24%
RICs HFI	87,384	DCF	CPR (4)	6.66%
			Discount rate (5)	9.50% - 14.50% (12.04%)
			Recovery rate (6)	25% - 43% (41.94%)
Personal LHFS (10)	912,126	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	35.00% - 45.00%
			Net principal & interest payment rate	65.00% - 75.00%
			Loss severity rate	90.00% - 95.00%
MSRs (9)	97,697	DCF	CPR (7)	0.00% - 28.12% (16.71%)
			Discount rate (8)	9.43%

(1)	Based on the applicable term and discount index.

(2)	Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.

(3)	Based on the nature of the input, a range or weighted average does not exist. The Company owns one sale-leaseback security.

(4)	Based on the analysis of available data from a comparable market securitization of similar assets.

(5)	Based on the cost of funding of debt issuance and recent historical equity yields. Weighted average amount was developed by weighting the associated relative unpaid principal balances.

(6)
Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Weighted average amount was developed by weighting the associated relative unpaid principal balances.

(7)	Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.

(8)	Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.

(9)	Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

(10)	Excludes non-significant Level 3 LHFS portfolios.

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$51,001	DCF	Discount rate (1)	1.64% - 1.64% (1.64% )
Sale-leaseback securities	12,234	Consensus pricing (2)	Offered quotes (3)	103.00%
RICs HFI	84,334	DCF	CPR (4)	6.66%
			Discount rate (5)	9.50% - 14.50% (13.16%)
			Recovery rate (6)	25% - 43% (41.12%)
Personal LHFS (10)	1,007,105	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	30.00% - 40.00%
			Net principal & interest payment rate	70.00% - 85.00%
			Loss severity rate	90.00% - 95.00%
MSRs (9)	130,855	DCF	CPR (7)	7.83% - 100.00% (11.97%)
			Discount rate (8)	9.63%
(1), (2), (3), (4), (5), (6), (7), (8), (9), (10) - See corresponding footnotes to the March 31, 2020 Level 3 significant inputs table above.

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2020					December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,883,540	$11,883,540	$11,883,540	$—	$—	$7,644,372	$7,644,372	$7,644,372	$—	$—
Investments in debt securities AFS	12,282,620	12,282,620	—	12,219,793	62,827	14,339,758	14,339,758	—	14,276,523	63,235
Investments in debt securities HTM	4,389,615	4,506,103	—	4,506,103	—	3,938,797	3,957,227	—	3,957,227	—
Other investments - trading securities	21,942	21,942	2,497	19,445	—	1,097	1,097	379	718	—
LHFI, net	86,382,111	90,005,432	—	73,151	89,932,281	89,059,251	90,490,760	—	1,142,998	89,347,762
LHFS	1,128,794	1,128,846	—	148,775	980,071	1,420,223	1,420,295	—	289,009	1,131,286
Restricted cash	5,316,657	5,316,657	5,316,657	—	—	3,881,880	3,881,880	3,881,880	—	—
MSRs(1)	99,392	105,290	—	—	105,290	132,683	139,052	—	—	139,052
Derivatives	1,505,492	1,505,492	—	1,490,321	15,171	556,331	556,331	—	553,222	3,109

Financial liabilities:
Deposits (2)	7,488,279	7,542,637	—	7,542,637	—	9,375,281	9,384,994	—	9,384,994	—
Borrowings and other debt obligations	52,982,389	53,004,726	—	35,569,351	17,435,375	50,654,406	51,232,798	—	36,114,404	15,118,394
Derivatives	1,263,591	1,263,591	—	1,253,317	10,274	546,414	546,414	—	543,560	2,854

(1)	The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
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

NOTE 14. FAIR VALUE (continued)

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$148,775	$133,712	$15,063	$289,009	$284,111	$4,898
RICs HFI	87,384	97,288	(9,904)	101,968	113,863	(11,895)
Nonaccrual loans	3,285	5,057	(1,772)	10,616	12,917	(2,301)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At March 31, 2020 and December 31, 2019, the balance of these loans serviced for others accounted for at fair value was $14.8 billion and $15.0 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Non-interest income:
Consumer and commercial fees	$124,247	$133,018
Lease income	771,661	674,885
Miscellaneous income, net
Mortgage banking income, net	16,090	8,815
BOLI	15,094	14,317
Capital market revenue	38,284	49,522
Net gain on sale of operating leases	26,951	24,011
Asset and wealth management fees	52,650	43,048
Loss on sale of non-mortgage loans	(62,107)	(67,457)
Other miscellaneous income, net	35,010	17,287
Net gain/(loss) on sale of investment securities	9,279	(2,000)
Total Non-interest income	$1,027,159	$895,446

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$57,204	$56,167
Commission and trailer fees(2)	51,712	38,649
Interchange income, net(2)	16,320	15,112
Underwriting service fees(2)	26,207	23,543
Asset and wealth management fees(2)	43,020	36,920
Other revenue from contracts with customers(2)	23,088	8,484
Total in-scope of revenue from contracts with customers	217,551	178,875
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	54,361	65,746
Lease income	771,661	674,885
Miscellaneous loss(3)	(25,693)	(22,060)
Net gain/(loss) on sale of investment securities	9,279	(2,000)
Total out-of-scope of revenue from contracts with customers	809,608	716,571
Total non-interest income	$1,027,159	$895,446
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
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

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2020	2019(1)
Other expenses:
Amortization of intangibles	$14,744	$14,766
Deposit insurance premiums and other expenses	12,553	31,737
Loss on debt extinguishment	136	18
Other administrative expenses	87,830	135,883
Other miscellaneous expenses	13,084	3,327
Total Other expenses	$128,347	$185,731
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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$29,116,695	$30,685,478
Letters of credit	1,681,493	1,592,726
Commitments to sell loans	17,246	21,341
Unsecured revolving lines of credit	25,327	24,922
Recourse exposure on sold loans	53,084	53,667
Total commitments	$30,893,845	$32,378,134

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

Included within the reported balances for Commitments to extend credit at March 31, 2020 and December 31, 2019 are $5.6 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2020 was 16.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2020 was $1.7 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2020. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2020 and December 31, 2019 the liability related to unfunded lending commitments of $169.9 million and $89.6 million, respectively.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2020 and December 31, 2019, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2020	December 31, 2019
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$15,349	$12,132
Agreement with Bank of America	Servicer performance fee	2,010	2,503
Agreement with CBP	Loss-sharing payments	1,247	1,429
Other contingencies	Consumer arrangements	642	1,991

Following is a description of the agreements pursuant to which the liabilities in the preceding table were recorded.

Chrysler Agreement

Under the terms of the Chrysler agreement, SC must make revenue sharing payments to FCA and also must share with FCA when residual gains/(losses) on leased vehicles exceed a specified threshold. The agreement also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to FCA retail financing. In turn, FCA must provide designated minimum threshold percentages of its subvention business to SC.

Agreement with Bank of America

Until January 2017, SC had a flow agreement with Bank of America whereby SC was committed to sell up to $300.0 million of eligible loans to the bank each month. SC retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. Servicer performance payments are due six years from the cut-off date of each loan sale.

Agreement with CBP

Until May 2017, SC sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SC retained servicing on the sold loans and owes CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. Loss-sharing payments are due the month in which net losses exceed the established threshold of each loan sale.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of March 31, 2020 and December 31, 2019, the total unused credit available to customers was $2.7 billion and $3.0 billion, respectively. In 2020, SC purchased $0.2 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In 2019, SC purchased $1.2 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, SC purchased $20.9 million and $24.2 million of receivables related to newly-opened customer accounts during the three-month periods ended March 31, 2020 and 2019, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2020 and December 31, 2019, SC was obligated to purchase $8.6 million and $10.6 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that, if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2020 and December 31, 2019 not subject to a market price check was $27.7 million and $39.8 million, respectively.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

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

As of March 31, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of $280.5 million and $294.7 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $144.6 million as of March 31, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Chase Mortgage Loan Sale Indemnity Demand

In connection with a 2007 sale by Sovereign Bank of approximately 35,000 second lien mortgage loans to Chase, Chase asserted an indemnity claim against SBNA of approximately $38.0 million under the mortgage loan purchase agreement based on alleged breaches of representations and warranties. The parties resolved this dispute pursuant to a confidential settlement agreement.

Mortgage Escrow Interest Putative Class Action

The Bank is a defendant in a putative class action lawsuit (the “Tepper Lawsuit”) in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that the Bank is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs’ filed an amended complaint and the Bank will respond.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

On March 23, 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Del. Ch., Consol. C.A. No. 11614-VCG. On January 21, 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that fully resolves all of the plaintiffs' claims on the Feldman Lawsuit and the Jackie888 Lawsuit. The stipulation provides for the settlement of the consolidated action in return for defendants causing SC to enact and implement certain corporate governance reforms and enhancements. The settlement hearing is scheduled for May 27, 2020. The text of the stipulation can be viewed and/or downloaded at http://investors.santanderconsumerusa.com/news/legal/Santander-Consumer-USA-Holdings-Inc-Derivative-Litigation. The settlement is subject to approval by the court.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

•
In August 2017, SC received CIDs from the CFPB. The stated purpose of the CIDs are to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the applicable deadlines and has otherwise cooperated with the CFPB with respect to this matter. In February 2020, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise, in which the CFPB identified potential claims it might bring against SC.

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

SCRA Consent Order

In February 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolves the DOJ's claims against SC that certain of its repossession and collection activities during the period between January 2008 and February 2013 violated the SCRA. The consent order requires SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC, and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder. The consent order also provided for monitoring by the DOJ of SC’s SCRA compliance for a period of five years and requires SC to undertake certain additional remedial measures. The five-year period for monitoring for SCRA compliance provided for in the consent order expired in February 2020.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of March 31, 2020, SSLLC had received 756 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs, generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 404 arbitration cases pending as of March 31, 2020. The Company has experienced a decrease in the volume of claims since September 30, 2019; however, it is reasonably possible that it could experience an increase in claims in future periods.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 11 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

During 2019, the Company received $34.3 million of capital contributions from Santander. During the three-month period ended March 31, 2020, the Company did not receive any capital contributions from Santander.

On March 29, 2017, SC entered into an MSPA with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the Santander Private Auto Issuing Note trust securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. Servicing fee income of $6.0 million and $8.4 million were recognized in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2020 and 2019, respectively. SC had $7.0 million and $8.2 million of collections due to Santander as of March 31, 2020 and December 31, 2019, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. During the three-month periods ended March 31, 2020 and 2019, SC facilitated the purchase of $1.1 billion and $1.0 billion, respectively, of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

•
The CBB segment includes the products and services provided to Bank consumer and business banking customers, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2020	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$348,857	$57,820	$101,149	$36,919	$25,982	$1,011,406	$(221)	$4,064	$1,585,976
Non-interest income	83,412	13,730	3,193	50,152	114,494	773,832	1,853	(13,507)	1,027,159
Credit loss expense	165,478	34,610	49,135	18,141	10,153	907,887	206	—	1,185,610
Total expenses	385,274	49,750	28,945	62,499	169,390	883,796	9,790	(5,642)	1,583,802
Income/(loss) before income taxes	(118,483)	(12,810)	26,262	6,431	(39,067)	(6,445)	(8,364)	(3,801)	(156,277)
Intersegment revenue/(expense)(1)	420	2,563	1,734	(4,717)	—	—	—	—	—
Total assets	23,138,684	7,713,389	18,907,531	11,513,966	43,764,059	47,106,931	—	—	152,144,560

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other includes the results of the entities transferred to the IHC, with the exception of SIS, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC, which are presented in this column.

(4)
SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

(5)	Includes results and assets of SIS.

For the Three-Month Period Ended	SHUSA Reportable Segments
March 31, 2019	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$364,977	$53,344	$102,565	$38,037	$41,187	$983,565	$7,324	$11,886	$1,602,885
Non-interest income	73,761	16,272	3,239	52,206	93,276	675,554	2,002	(20,864)	895,446
Credit loss expense / (Recovery of) credit loss expense	37,000	8,660	(134)	1,443	3,769	550,879	(1,406)	—	600,211
Total expenses	392,513	53,349	35,572	66,387	218,040	770,973	10,530	(4,950)	1,542,414
Income/(loss) before income taxes	9,225	7,607	70,366	22,413	(87,346)	337,267	202	(4,028)	355,706
Intersegment revenue/(expense)(1)	395	1,251	2,009	(3,670)	15	—	—	—	—
Total assets	21,537,786	7,187,337	18,978,574	9,200,197	37,006,795	45,045,906	—	—	138,956,595
(1)- (5) Refer to corresponding notes above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association, and owns approximately 76.5% (as of March 31, 2020) of SC, a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Santander. SHUSA is also the parent company of Santander BanCorp, a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, BSPR; SSLLC, a registered broker-dealer headquartered in Boston; BSI, a financial services company headquartered in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC.

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

Since its IPO, SC has been consolidated with the Company and Santander for financial reporting and accounting purposes. If the Company directly, owned 80% or more of SC Common Stock, SC could be consolidated with the Company for tax filing and capital planning purposes. Among other things, tax consolidation would (1) facilitate certain offsets of SC’s taxable income, (2) eliminate the double taxation of dividends from SC, and (3) trigger a release into SHUSA’s income of an approximately $336 million deferred tax liability recognized with respect to the GAAP basis vs. the income tax basis in the Company's ownership of SC. Tax consolidation would also allow for SC's net deferred tax liability to off-set the Company's net deferred tax asset, which would provide a regulatory capital benefit. In addition, SHUSA and Santander would recognize a larger percentage of SC's net income. SC Common Stock is listed for trading on the NYSE under the trading symbol "SC"

Chrysler Capital

 Since May 2013, under the Chrysler Agreement, SC has operated as FCA’s preferred provider for consumer loans, leases and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

Chrysler Capital continues to be a focal point of SC's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company's average penetration rate under the Chrysler Agreement for the three-month period ended March 31, 2020 was 39%, an increase from 31% for the same period in 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has dedicated financing facilities in place for its Chrysler Capital business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the three-month period ended March 31, 2020, SC originated $2.6 billion in Chrysler Capital loans, which represented 53% of the UPB of its total RIC originations, as well as $2.0 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during three-month period ended March 31, 2020 were under the Chrysler Agreement.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2020, unemployment increased and year-to-date market results were negative, reflecting the effects of COVID-19.

The unemployment rate at March 31, 2020 was 4.4% compared to 3.5% at December 31, 2019, and 3.8% one year ago. Unemployment levels are expected to increase significantly in the second quarter of 2020 and beyond as a result of the effects of COVID-19. According to the U.S. Bureau of Labor Statistics, employment decreased in the leisure and hospitality sector mainly in food services and drink places. In addition, notable declines were seen in healthcare and social assistance, professional and business services, retail trade, and construction.

Market year-to-date returns for the following indices based on closing prices at March 31, 2020 were:

March 31, 2020
Dow Jones Industrial Average	(23.0)%
S&P 500	(19.8)%
NASDAQ Composite	(13.9)%

In light of the effects COVID-19 will have on economic activity, at its March 2020 meeting, the Federal Open Market Committee decided to lower the federal funds rate target range to 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at March 31, 2020 was 0.70%, down from 1.90% at December 31, 2019. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

Changing market conditions are considered a significant risk factor to the Company. The interest rate environment can present challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk and the associated credit loss expense and legal expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain:

	BANK			BSPR(1)			SHUSA
	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-1/P-2	N/A	F-2	n/a	A-2	F-2
Outlook	Stable	Negative	Negative	Stable	N/A	Negative	Stable	Negative	Negative

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A-	Baa1	A	A-
Short-Term	P-1	A-1	F-2	P-2	A-1	F-1
Outlook	Stable	Negative	Negative	Stable	Stable	Stable
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

Impacts of COVID- 19 on our current and future financial and operating status and planning

The current outbreak of COVID-19 has materially impacted our business, and the continuance of this pandemic or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.

Due to the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations; however, certain adverse effects have already manifested themselves or are probable. The following summarizes our current expectations of the impacts of COVID-19 on the Company's current financial and operating status, as well as on its future operational and financial planning as of the date hereof:

•
Impact on workforce: The health and well-being of our colleagues and customers is a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 90-95% of the workforce continues to work from home. In addition, the Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 80 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with needs related to COVID-19. Further, the Company is providing $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while coming to work during the pandemic.

While our business continuity plans are in place, if significant portions of our workforce, our subsidiaries' workforces, or our vendors' workforces are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, stay-at-home orders, facility closures, reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or impair our or our subsidiaries' ability to operate our businesses and satisfy obligations under third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition, and results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Impact on services: The COVID-19 outbreak as well as state stay-at-home orders have resulted in the closure of certain branches in highly affected areas within the Bank's footprint. To comply with social distancing guidelines and help minimize the spread of the coronavirus, the Bank has instituted temporary changes to how it operates, including closure of certain branches and limitations on services provided to others. Certain limited service locations may only perform teller transactions- such as depositing and cashing checks and handling requests for cash withdrawals, money orders and cashier's checks - in the lobby or at the drive-thru. In addition, some branches only provide account opening and servicing with a banker by appointment only. Full and limited-service branches are limiting the number of people allowed in our locations at one time. Branch hours have been changed temporarily, with certain branches providing special hours for high-risk customers. Retail customers are encouraged to take advantage of mobile and online banking enabling customers to bank anytime, anywhere, for services including: checking account balances, remote check deposit, transfers, bill pay, and more. Retail customers can also utilize automated services via phone to make balance and transaction inquiries, payments on loans, transfers between accounts, stop payments, and more. Our call center remains staffed and open seven days a week to better serve our customers. Business customers can continue to utilize the business mobile banking application and business online banking to minimize the need to go to branches or exchange cash. We have developed the "Business First Coronavirus Resource Page" for our business customers during this time.

•
Impact on customers and loan and lease performance: The COVID-19 outbreak and associated economic crisis have led to negative effects on our customers. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak is impacting customers nationwide and is expected to have a materially more significant impact on the performance of our loan and lease portfolios than even the most severe historical natural disaster.

Closures and disruptions to businesses in the United States have led to negative effects on our customers. Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19-related economic challenges. The Company is actively working with its borrowers who have been impacted by COVID-19. This unique and evolving situation has created temporary personal and financial challenges for our retail and commercial borrowers. The Company is working prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19 and has developed loan modification and deferral programs to mitigate the adverse effects of COVID-19 to our loan customers. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. In addition, we have temporarily suspended—and may continue to temporarily suspend— involuntary automobile repossessions and foreclosures on mortgage and home equity lines although we may elect to re-initiate involuntary repossessions and foreclosures at any time.

These customer support programs, by their nature, are expected to negatively impact our financial performance and other results of operations in the near term. Our business, financial condition and results of operations may be materially and adversely affected in the longer term if the COVID-19 outbreak leads us to continue to provide such programs for a significant period of time, if the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases, or if our customer support programs are not effective in mitigating the effects of COVID-19 on our customers' financial situations. Given the unpredictable nature of this situation, the nature and extent of such effects cannot be predicted at this time.

In addition to the measures discussed above, the Bank is providing assistance for its retail customers, including helping those experiencing difficulties with loan payments, waiving fees for early CD withdrawals, refunding late payment and overdraft fees, offering credit card limit increases, and increasing cash availability limits at ATMs. For business banking customers, the Bank is working with customers in offering interest-only loan accommodations, deferrals and extensions up to 90 days for customers experiencing hardships, and minimum monthly processing fees for merchant service customers. In addition, the Bank has originated loans in the first and second rounds of the Paycheck Protection Program, a key part of the CARES Act that authorizes loans to small businesses to help meet payroll costs during the COVID-19 outbreak. The program is administered by the Small Business Administration, and the loans and accrued interest are forgivable after eight weeks as long as the borrower uses the loan for eligible purposes, such as payroll, benefits, rent and utilities, and maintains employee and payroll levels.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Impact on originations, including the relationship with FCA: In many jurisdictions, businesses such as automobile dealers have been required to temporarily close or restrict their operations. Further, even for dealerships that have remained open, consumer demand has deteriorated rapidly. As a result, SC has partnered with FCA to launch new incentive programs including the first payment deferred for 90 days on select FCA models and a 0% annual percentage yield for 84 months on select 2019/2020 FCA models. However, if the economic slowdown caused by the pandemic is sustained, it could result in further declines in new and used vehicle sales and downward pressure on used vehicle values, which could materially adversely affect our origination of auto loans and leases and the performance of our existing loans and leases.

•
While banking is considered an essential business in all of the Bank’s footprint states, executive orders have limited the scope of work of vendors supporting mortgage and home equity lines of credit such as appraisers, notaries, law firms, title companies and settlement agents or stopped these vendors from working altogether.  As a result of these restrictions, the number of mortgages, home equity lines of credit and refinancings have declined, and the Bank has had to stop loan and line originations in certain states.  Because it is unclear how long these executive orders and laws related to COVID-19 will remain in place, it is difficult to estimate the overall negative impact these orders will continue to have on mortgage and home equity line of credit originations and refinancings.

•
Impact on operations: Government and regulatory authorities could also implement laws, regulations, executive orders and other guidance that allow customers to forgo making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of collateral, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. While we have business continuity plans in place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, stay-at-home orders, facility closures reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition and results of operations.

•
Impact on debt and liquidity: As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience significant disruption and volatility. During the first quarter of 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section of our Form 10-K.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the pandemic may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

The Company's liquidity comes from several primary sources outlined in the "Liquidity and Capital Resources" section of this MD&A, including deposits, as well as public and financing activities. During this period, unsecured debt and securitization markets experienced significant widening of credit spread and periods of market disruption. On March 31, SHUSA issued a $500 million, 3-year fixed debt instrument to BSSA. The Bank continued to maintain stable deposits and consistent access to the various sources of wholesale funding including FHLB advances and brokered CDs. In the month of March, Bank took FHLB advances of $2.5 billion and issued more than $500 million in brokered CDs. In addition to significant amounts of liquidity available from warehouse lines and affiliate lines of credit, SC had continued access to liquidity during ABS market dislocation and executed three private financing transactions for approximately $2.4 billion in the final two weeks of March 2020 and an SDART transaction of approximately $1.0 billion in April 2020. However, due to the rapidly evolving nature of the COVID-19 outbreak, it is not possible to predict whether unanticipated consequences of the pandemic will materially affect our liquidity and capital resources in the future.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Impact on dividends: Historically the Company made dividend payments to Santander, and received dividends from the Bank and other IHC entities. The amount and size of any future dividends, however, will be subject to various factors, including the Company's capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 outbreak, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, and general market conditions, and may be changed or suspended at any time.

•
Impact on impairment of goodwill, indefinite-lived and long-lived assets: The Company has analyzed the impact of COVID-19 on its financial statements, including the potential for impairment. The analysis did not indicate any impairment for the Company's loan and lease portfolios, goodwill, leased vehicles, ROU assets, or other non-financial assets such as upfront fees or other intangibles.

•
Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 pandemic and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $200 thousand in donations to a select group of organizations addressing community issues.

In addition, SHUSA's ongoing support for non-profit partners providing essential services in our communities includes $15.0 million in charitable giving this year. Further SHUSA will provide $25.0 million in financing to community development financial institutions to fund small business loans and will expedite grant funding and payments where possible to help sustain nonprofit operations during this time.

Overall, due to the evolving nature of the pandemic, we are currently unable to estimate the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations. Our initiatives may negatively impact our revenue and other results of operations in the near term and, if not effective in mitigating the effect of COVID-19 on our customers, may adversely affect our business and results of operations more materially over a longer period of time.

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's banking and bank holding company subsidiaries are further supervised by the FDIC and the OCC. As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB. Santander BanCorp and BSPR also are supervised by the Puerto Rico Office of the Commissioner of Financial Institutions.

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

These U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and deferred the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspended the risk weight to 100 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  During 2019, the regulatory agencies approved a final rule which includes simplifications for non-advanced approaches to the generally applicable capital rules, specifically with regard to the treatment of minority interest, as well as modifying the risk-weight to 250 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital.  This final rule became effective on April 1, 2020.

As described in our 2019 Annual Report on Form 10-K, on January 1, 2020, we adopted the CECL Standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. As also described in our Form 10-K, the U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company is electing this alternative option instead of the one described in the December 2018 rule.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2020, the Bank met the criteria to be classified as “well-capitalized.”

On April 10, 2018, the Federal Reserve issued an NPR seeking comment on a proposal to simplify capital rules for large banks.  If finalized as proposed, the NPR would replace the capital conservation buffer. The capital conservation buffer would be replaced with a new SCB. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The proposal would result in new regulatory capital minimums which are equal to 4.5% CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. These new minimums would be firm-specific and would trigger restrictions on capital distributions and discretionary bonuses in the event a firm falls below their new minimums. Firms would still submit a capital plan annually. Supervisory expectations for capital planning processes would not change under the proposal. The Company does not expect this NPR, if finalized as proposed, to have a material impact on its current or future planned capital actions. This rule was finalized on March 4, 2020, and its impact is being evaluated.

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

Volcker Rule

The DFA added new Section 13 to the BHCA, which is commonly referred to as the “Volcker Rule.” The Volcker Rule prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a Covered Fund: (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

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

In October 2019, the joint agencies responsible for administering the Volcker Rule finalized revisions to Volcker Rule. The final rule tailors the Volcker Rule’s compliance requirements to the amount of a firm’s trading activity, revise the definition of a trading account, clarify certain key provisions in the Volcker Rule, and simplify the information companies are required to provide the banking agencies. The Company is in the process of transitioning to the requirements of this revised rule.

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

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. At September 30, 2019, SBNA reported aggregate trading exposure in excess of the market risk threshold, and as a result, both the Company and SBNA began holding the market risk component within RWAs of the risk-based capital ratios, and submitted the FFIEC 102 - Market Risk Regulatory Report beginning for the period ended December 31, 2019. The incorporation of market risk within regulatory capital has resulted in a decrease in the risk-based capital ratios.

Capital Simplification Rule

The federal banking agencies are adopting a final rule that simplifies for non-advanced approaches banking organizations the generally applicable capital rules and makes a number of technical corrections. Specifically, it reverses the previous transition provision freeze on MSRs and deferred tax assets by modifying the risk-weight from 100% to 250%. The rule will also replace the existing methodology for calculating includible minority interest with a flat 10% limit at each capital level. The increased risk weighting presents an unfavorable decline to the Company's risk-based ratios, but it is estimated that the Tier 1 and total capital ratios will improve overall due to the additional minority interest includible under the simplified rule. The capital simplification rule becomes effective April 1, 2020; however, regulators granted the option for institutions to adopt early on January 1, 2020. The Company chose to adopt this new rule on April 1, 2020.

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs transactions of the Company's banking subsidiaries with affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. The aggregate of all covered transactions is limited to 10% of a bank’s capital and surplus for any one affiliate and 20% for all affiliates. Certain covered transactions also must meet collateral requirements that range from 100% to 130% depending on the type of transaction.

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

Other Regulatory Matters

On February 25, 2015, SC entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas, which resolved the DOJ’s claims against SC that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the SCRA. The consent order required SC to pay a civil fine in the amount of $55,000, as well as at least $9.4 million to affected service members, consisting of $10,000 per service member plus compensation for any lost equity (with interest) for each repossession by SC and $5,000 per service member for each instance where SC sought to collect repossession-related fees on accounts for which a repossession was conducted by a prior account-holder. The consent order required SC to undertake additional remedial measures. The consent order also subjected SC to monitoring by the DOJ for compliance with the SCRA for a period of five years. The consent order terminated as of February 27, 2020.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within the Santander Group. During the period covered by this annual report:

•
Santander UK holds accounts for two customers, with the first customer holding one GBP savings account and one GBP current account and the second customer holding one GBP savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2020 were negligible relative to the overall profits of Santander UK.

•
Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and remained frozen through the first quarter of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the first quarter of 2020.

•
The Santander Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2020 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 of the Company's Annual Form 10-K as of December 31, 2019, and have been updated as appropriate in Note 1 of these Condensed Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, accordingly, have a greater possibility of producing results that could be materially different than originally reported. Our estimates include consideration of the current uncertainty in the economy and the results may be materially different. Management identified accounting for ACL, estimates of expected residual values of leased vehicles subject to operating leases, accretion of discounts and subvention on RICs, goodwill, fair value measurements and income taxes as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

There have been material changes in the Company’s critical accounting estimates from those disclosed in Item 7 of the Company's 2019 Annual Report on Form 10-K. These changes are a result of the Company's adoption of the CECL Standard on January 1, 2020. Refer to Note 1, Note 4 of the Condensed Consolidated Financial Statements and the section captioned "Credit Quality" of this MD&A for detailed discussions around accounting policy, estimation process and assumptions used in determining the ACL.

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTHS ENDED MARCH 31, 2020 AND 2019

	Three-Month Period Ended March 31,		Year To Date Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$1,585,976	$1,602,885	$(16,909)	(1.1)%
Credit loss expense	(1,185,610)	(600,211)	585,399	97.5%
Total non-interest income	1,027,159	895,446	131,713	14.7%
General, administrative and other expenses	(1,583,802)	(1,542,414)	41,388	2.7%
Income before income taxes	(156,277)	355,706	(511,983)	(143.9)%
Income tax provision	(33,362)	116,214	(149,576)	(128.7)%
Net income	$(122,915)	$239,492	$(362,407)	(151.3)%
Net income attributable to non-controlling interest	3,763	72,512	(68,749)	(94.8)%
Net income attributable to SHUSA	$(126,678)	$166,980	$(293,658)	(175.9)%

The Company reported pre-tax losses of $156.3 million for the three-month period ended March 31, 2020, compared to pre-tax income of $355.7 million for the corresponding period in 2019. Factors contributing to this change are discussed further in the sections below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED MARCH 31, 2020 AND 2019
	2020 (1)			2019 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$25,903,299	$132,227	2.04%	$20,639,499	$141,705	2.75%	$(9,478)	$768,212	$(777,690)
LOANS(3):
Commercial loans	32,609,698	315,946	3.88%	32,853,872	360,624	4.39%	(44,678)	(2,685)	(41,993)
Multifamily	8,534,116	83,207	3.90%	8,297,203	83,926	4.05%	(719)	2,420	(3,139)
Total commercial loans	41,143,814	399,153	3.88%	41,151,075	444,550	4.32%	(45,397)	(265)	(45,132)
Consumer loans:
Residential mortgages	9,013,957	86,133	3.82%	10,169,837	104,080	4.09%	(17,947)	(11,353)	(6,594)
Home equity loans and lines of credit	4,652,133	50,714	4.36%	5,329,272	69,313	5.20%	(18,599)	(8,189)	(10,410)
Total consumer loans secured by real estate	13,666,090	136,847	4.01%	15,499,109	173,393	4.47%	(36,546)	(19,542)	(17,004)
RICs and auto loans	36,789,925	1,272,509	13.84%	30,070,846	1,199,925	15.96%	72,584	178,992	(106,408)
Personal unsecured	2,268,785	163,836	28.89%	2,577,044	173,888	26.99%	(10,052)	(24,428)	14,376
Other consumer(4)	305,133	5,403	7.08%	426,345	7,582	7.11%	(2,179)	(2,147)	(32)
Total consumer	53,029,933	1,578,595	11.91%	48,573,344	1,554,788	12.80%	23,807	132,875	(109,068)
Total loans	94,173,747	1,977,748	8.40%	89,724,419	1,999,338	8.91%	(21,590)	132,610	(154,200)
Intercompany investments	—	—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	120,077,046	2,109,975	7.03%	110,363,918	2,141,043	7.76%	(31,068)	900,822	(931,890)
Allowance for loan losses(5)	(6,176,395)			(3,888,264)
Other assets(6)	34,259,927			30,215,211
TOTAL ASSETS	$148,160,578			$136,690,865
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$10,892,604	$17,096	0.63%	$9,524,744	$17,450	0.73%	$(354)	$1,341	$(1,695)
Savings	5,632,770	2,931	0.21%	5,882,257	3,443	0.23%	(512)	(168)	(344)
Money market	27,144,329	72,066	1.06%	24,436,411	74,157	1.21%	(2,091)	17,618	(19,709)
CDs	8,545,497	36,520	1.71%	7,681,039	35,238	1.84%	1,282	3,444	(2,162)
TOTAL INTEREST-BEARING DEPOSITS	52,215,200	128,613	0.99%	47,524,451	130,288	1.10%	(1,675)	22,235	(23,910)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	6,783,978	34,853	2.06%	4,163,333	30,071	2.89%	4,782	8,795	(4,013)
Other borrowings	44,167,391	360,533	3.27%	40,602,371	377,799	3.72%	(17,266)	45,712	(62,978)
TOTAL BORROWED FUNDS (7)	50,951,369	395,386	3.10%	44,765,704	407,870	3.64%	(12,484)	54,507	(66,991)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	103,166,569	523,999	2.03%	92,290,155	538,158	2.33%	(14,159)	76,742	(90,901)
Noninterest bearing demand deposits	15,119,236			14,543,464
Other liabilities(8)	6,808,452			5,723,357
TOTAL LIABILITIES	125,094,257			112,556,976
STOCKHOLDER’S EQUITY	23,066,321			24,133,889
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$148,160,578			$136,690,865

NET INTEREST SPREAD (9)			5.00%			5.43%
NET INTEREST MARGIN (10)			5.28%			5.81%
NET INTEREST INCOME (11)		$1,585,976			$1,602,885

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)	Yields calculated using taxable equivalent net interest income.

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

(7)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(8)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(9)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(10)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(11)	Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$32,149	$44,018	$(11,869)	(27.0)%
Investments AFS	70,023	74,430	(4,407)	(5.9)%
Investments HTM	23,645	17,322	6,323	36.5%
Other investments	6,410	5,935	475	8.0%
Total interest income on investment securities and interest-earning deposits	132,227	141,705	(9,478)	(6.7)%
Interest on loans	1,977,748	1,999,338	(21,590)	(1.1)%
Total interest income	2,109,975	2,141,043	(31,068)	(1.5)%
INTEREST EXPENSE:
Deposits and customer accounts	128,613	130,288	(1,675)	(1.3)%
Borrowings and other debt obligations	395,386	407,870	(12,484)	(3.1)%
Total interest expense	523,999	538,158	(14,159)	(2.6)%
NET INTEREST INCOME	$1,585,976	$1,602,885	$(16,909)	(1.1)%

Net interest income decreased $16.9 million for the three-month period ended March 31, 2020 compared to 2019. The most significant factors contributing to this decrease are as follows:

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $9.5 million for the three-month period ended March 31, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the three-month period ended March 31, 2020 was $25.9 billion with an average yield of 2.04%, compared to an average balance of $20.6 billion with an average yield of 2.75% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the three-month period ended March 31, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Interest Income on Loans

Interest income on loans decreased $21.6 million for the three-month period ended March 31, 2020, compared to 2019. The average balance of total loans increased $4.4 billion for the three-month period ended March 31, 2020 compared to 2019. This increase in average loans was primarily driven by the continued growth of auto loans and RICs; however, the average rate has decreased on the RIC portfolio due to more prime loan originations as a result of SC's origination program for SBNA.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts was generally stable for the three-month period ended March 31, 2020 compared to 2019.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds decreased $12.5 million for the three-month period ended March 31, 2020 compared to 2019. This decrease was due to lower interest rates being paid offset by increased balances during the three-month period ended March 31, 2020. The average balance of total borrowings was $51.0 billion with an average cost of 3.10% for the three-month period ended March 31, 2020, compared to an average balance of $44.8 billion with an average cost of 3.64% for 2019. The average balance of borrowed funds increased for the three-month period ended March 31, 2020 compared to the three-month period ended March 31, 2019, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE

Credit loss expense was comprised of credit loss expense on loans of $1.1 billion and credit loss expense on unfunded lending commitments of $67.7 million for the three-month period ended March 31, 2020, compared to credit loss expense on loans of $603.0 million and a recovery of credit losses on unfunded lending commitments of $2.8 million for the three-month period ended March 31, 2019. The increase in credit loss expense was primarily due to business drivers during the first quarter of 2020, including $0.7 billion of additional reserves specific to COVID-19 risk, partially offset by balance changes in the portfolio mix.

Consumer charge-offs and recoveries were $1.2 billion and $611.3 million for the three-month periods ended March 31, 2020 compared to $1.4 billion and $782.9 million, respectively, for the same period in and March 31, 2019. The decreases were due to due to less auction units and repossessions in the RIC portfolio primarily because of COVID-19.

Commercial charge-offs and recoveries were $53.5 million and $10.7 million for the three-month periods ended March 31, 2020 compared to $23.6 million and $8.5 million, respectively, for the same period in and March 31, 2019. There were no individually significant commercial customer charge-offs comprising the increase.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Consumer fees	$88,569	$96,059	$(7,490)	(7.8)%
Commercial fees	35,678	36,959	(1,281)	(3.5)%
Lease income	771,661	674,885	96,776	14.3%
Miscellaneous income, net	121,972	89,543	32,429	36.2%
Net gains/(losses) recognized in earnings	9,279	(2,000)	11,279	564.0%
Total non-interest income	$1,027,159	$895,446	$131,713	14.7%

Total non-interest income increased $131.7 million for the three-month period ended March 31, 2020 compared to 2019. This increase was primarily due to increases in lease income and miscellaneous income, net.

Consumer fees

Consumer fees remained relatively stable for the three-month period ended March 31, 2020 compared to 2019.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the three-month period ended March 31, 2020 compared to 2019.

Lease income

Lease income increased $96.8 million for the three-month period ended March 31, 2020 compared to 2019. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $16.6 billion for the three-month period ended March 31, 2020, compared to $14.2 billion for 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income/(loss)

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$16,090	$8,815	$7,275	82.5%
BOLI	15,094	14,317	777	5.4%
Capital market revenue	38,284	49,522	(11,238)	(22.7)%
Net gain on sale of operating leases	26,951	24,011	2,940	12.2%
Asset and wealth management fees	52,650	43,048	9,602	22.3%
Loss on sale of non-mortgage loans	(62,107)	(67,457)	5,350	7.9%
Other miscellaneous income, net	35,010	17,287	17,723	102.5%
Total miscellaneous income/(loss)	$121,972	$89,543	$32,429	36.2%

Miscellaneous income increased $32.4 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019, due to increases in asset and wealth management fees and other miscellaneous income, partially offset by a decrease in capital market revenue.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar	Percentage
Compensation and benefits	$489,273	$476,563	$12,710	2.7%
Occupancy and equipment expenses	146,911	142,394	4,517	3.2%
Technology, outside services, and marketing expense	134,990	151,706	(16,716)	(11.0)%
Loan expense	93,921	106,716	(12,795)	(12.0)%
Lease expense	590,360	479,304	111,056	23.2%
Other expenses	128,347	185,731	(57,384)	(30.9)%
Total general, administrative and other expenses	$1,583,802	$1,542,414	$41,388	2.7%

Total general, administrative and other expenses increased $41.4 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019. The most significant factors contributing to these increases were as follows:

•
Lease expense increased $111.1 million for the three-month period ended March 31, 2020 compared to 2019. This increase was primarily due to the continued growth of the Company's leased vehicle portfolio.

•
Other expenses decreased $57.4 million for the three-month period ended March 31, 2020, compared to the corresponding period in 2019. This decrease was primarily attributable to a decrease in legal and operational risk expenses.

INCOME TAX PROVISION

An income tax benefit of $33.4 million was recorded for the three-month period ended March 31, 2020, compared to an income tax provision of $116.2 million for 2019. This resulted in an ETR of 21.3% for the three-month period ended March 31, 2020, compared to 32.7% for the first quarter of 2019.

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

Refer to Note 13 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2020 and 2019 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$348,857	$364,977	$(16,120)	(4.4)%
Total non-interest income	83,412	73,761	9,651	13.1%
Credit loss expense	165,478	37,000	128,478	347.2%
Total expenses	385,274	392,513	(7,239)	(1.8)%
(Loss)/income/ before income taxes	(118,483)	9,225	(127,708)	(1,384.4)%
Intersegment revenue	420	395	25	6.3%
Total assets	23,138,684	21,537,786	1,600,898	7.4%

CBB reported a loss before income taxes of $118.5 million for the three-month period ended March 31, 2020, compared to income before income taxes of $9.2 million for the three-month period ended March 31, 2019. Factors contributing to this change were:

•
Credit loss expense increased $128.5 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019. This increase was due to large reserve builds in response to the COVID-19 outbreak during the first quarter of 2020.

C&I Banking

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$57,820	$53,344	$4,476	8.4%
Total non-interest income	13,730	16,272	(2,542)	(15.6)%
Credit loss expense	34,610	8,660	25,950	299.7%
Total expenses	49,750	53,349	(3,599)	(6.7)%
(Loss) / income before income taxes	(12,810)	7,607	(20,417)	(268.4)%
Intersegment revenue	2,563	1,251	1,312	104.9%
Total assets	7,713,389	7,187,337	526,052	7.3%

C&I reported a loss before income taxes of $12.8 million for the three-month period ended March 31, 2020, compared to income before income taxes of $7.6 million for 2019. Contributing to these changes were:

•
Credit loss expense increased $26.0 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019. This increase was due to large reserve builds in response to the COVID-19 outbreak during the first quarter of 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE & VF

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$101,149	$102,565	$(1,416)	(1.4)%
Total non-interest income	3,193	3,239	(46)	(1.4)%
Credit loss expense / (Release of) credit loss expense	49,135	(134)	49,269	36,767.9%
Total expenses	28,945	35,572	(6,627)	(18.6)%
Income before income taxes	26,262	70,366	(44,104)	(62.7)%
Intersegment revenue	1,734	2,009	(275)	(13.7)%
Total assets	18,907,531	18,978,574	(71,043)	(0.4)%

CRE & VF reported income before income taxes of $26.3 million for the three-month period ended March 31, 2020 compared to income before income taxes of $70.4 million for 2019. Contributing to these changes were:

•
Credit loss expense increased $49.3 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019. This increase was due to large reserve builds in response to the COVID-19 outbreak during the first quarter of 2020.

CIB

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$36,919	$38,037	$(1,118)	(2.9)%
Total non-interest income	50,152	52,206	(2,054)	(3.9)%
Credit loss expense	18,141	1,443	16,698	1,157.2%
Total expenses	62,499	66,387	(3,888)	(5.9)%
Income before income taxes	6,431	22,413	(15,982)	(71.3)%
Intersegment expense	(4,717)	(3,670)	(1,047)	(28.5)%
Total assets	11,513,966	9,200,197	2,313,769	25.1%

CIB reported income before income taxes of $6.4 million for the three-month period ended March 31, 2020, compared to income before income taxes of $22.4 million for 2019. Factors contributing to this change were:

•
Total assets increased $2.3 billion due to increased volatility in the capital markets, resulting from the COVID-19 outbreak. This volatility resulted in more unsettled trades at March 31, 2020 compared to the first quarter of 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$25,982	$41,187	$(15,205)	(36.9)%
Total non-interest income	114,494	93,276	21,218	22.7%
Credit loss expense	10,153	3,769	6,384	169.4%
Total expenses	169,390	218,040	(48,650)	(22.3)%
Loss before income taxes	(39,067)	(87,346)	48,279	55.3%
Intersegment (expense)/revenue	—	15	(15)	(100.0)%
Total assets	43,764,059	37,006,795	6,757,264	18.3%
The Other category reported losses before income taxes of $39.1 million for the three-month period ended March 31, 2020 compared to losses before income taxes of $87.3 million for the first quarter of 2019. Factors contributing to this change were:

•	Total expenses decreased $48.7 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019, due to lower operational risk expenses.

SC

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$1,011,406	$983,565	$27,841	2.8%
Total non-interest income	773,832	675,554	98,278	14.5%
Credit loss expense	907,887	550,879	357,008	64.8%
Total expenses	883,796	770,973	112,823	14.6%
(Loss)/Income before income taxes	(6,445)	337,267	(343,712)	(101.9)%
Total assets	47,106,931	45,045,906	2,061,025	4.6%

SC reported losses before income taxes of $6.4 million for the three-month period ended March 31, 2020, compared to income before income taxes of $337.3 million for the first quarter of 2019. Contributing to this change were:

•
Total non-interest income increased $98.3 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019, due to increasing operating lease income from the continued growth in the operating lease vehicle portfolio.

•
Credit loss expense increased $357.0 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019 due to higher expected loan losses resulting from the COVID-19 outbreak.

•
Total expenses increased $112.8 million for the three-month period ended March 31, 2020 compared to the first quarter of 2019 due to increasing lease expense from the continued growth in the operating lease vehicle portfolio.

Refer to the "Economic and Business Environment" section of this MD&A for additional details on the impact of this pandemic on the Company's current financial and operating status, as well as its future financial and operational planning.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2020		December 31, 2019		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,553,236	9.2%	$8,468,023	9.1%	$85,213	1.0%
C&I	17,116,961	18.4%	16,534,694	17.8%	582,267	3.5%
Multifamily	8,577,270	9.2%	8,641,204	9.3%	(63,934)	(0.7)%
Other commercial	7,257,887	7.8%	7,390,795	8.1%	(132,908)	(1.8)%
Total commercial loans (1)	41,505,354	44.6%	41,034,716	44.4%	470,638	1.1%

Consumer loans secured by real estate:
Residential mortgages	8,611,037	9.3%	8,835,702	9.5%	(224,665)	(2.5)%
Home equity loans and lines of credit	4,684,283	5.0%	4,770,344	5.1%	(86,061)	(1.8)%
Total consumer loans secured by real estate	13,295,320	14.3%	13,606,046	14.6%	(310,726)	(2.3)%

Consumer loans not secured by real estate:
RICs and auto loans	36,692,348	39.5%	36,456,747	39.3%	235,601	0.6%
Personal unsecured loans	1,219,553	1.3%	1,291,547	1.4%	(71,994)	(5.6)%
Other consumer	293,271	0.3%	316,384	0.3%	(23,113)	(7.3)%

Total consumer loans	51,500,492	55.4%	51,670,724	55.6%	(170,232)	(0.3)%
Total LHFI	$93,005,846	100.0%	$92,705,440	100.0%	300,406	0.3%

Total LHFI with:
Fixed	$61,012,808	65.6%	$61,775,942	66.6%	(763,134)	(1.2)%
Variable	31,993,038	34.4%	30,929,498	33.4%	1,063,540	3.4%
Total LHFI	$93,005,846	100.0%	$92,705,440	100.0%	300,406	0.3%
(1) As of March 31, 2020, the Company had $397.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $470.6 million, or 1.1%, from December 31, 2019 to March 31, 2020. This increase was comprised of increases in C&I loans of $582.3 million, and CRE loans of $85.2 million , offset by decreases in other commercial loans of $132.9 million, and multifamily loans of $63.9 million. This increase is reflective of continued investment of resources to grow the commercial business.

	At March 31, 2020, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$2,100,619	$5,372,389	$1,080,228	$8,553,236
C&I and other commercial	10,500,450	12,091,455	1,843,054	24,434,959
Multifamily loans	802,373	5,330,119	2,444,778	8,577,270
Total	$13,403,442	$22,793,963	$5,368,060	$41,565,465
Loans with:
Fixed rates	$4,479,857	$8,621,147	$2,951,727	$16,052,731
Variable rates	8,923,585	14,172,816	2,416,333	25,512,734
Total	$13,403,442	$22,793,963	$5,368,060	$41,565,465
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $310.7 million, or 2.3%, from December 31, 2019 to March 31, 2020. This decrease was comprised of a decrease in the residential mortgage portfolio of $224.7 million and a decrease in the home equity loans and lines of credit portfolio of $86.1 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $235.6 million, or 0.6%, from December 31, 2019 to March 31, 2020. The increase in the RIC and auto loan portfolio was primarily due to an increase of purchased financial receivables from third-party lenders and originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs held for investment are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Condensed Consolidated Financial Statements.

As of March 31, 2020, 66.2% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 8.7% of loans for which no FICO is available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At March 31, 2020, a typical RIC was originated with an average annual percentage rate of 15.3% and was purchased from the dealer at a premium of 0.8%. All of the Company's RICs and auto loans are fixed-rate loans.

The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2019 to March 31, 2020 by $95.1 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held-for-sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of March 31, 2020, SC's personal unsecured portfolio was held-for-sale and thus does not have a related allowance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2020	December 31, 2019	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$83,427	$83,117	$310	0.4%
C&I	106,288	153,428	(47,140)	(30.7)%
Multifamily	17,957	5,112	12,845	251.3%
Other commercial	28,324	31,987	(3,663)	(11.5)%
Total commercial loans	235,996	273,644	(37,648)	(13.8)%

Consumer loans secured by real estate:
Residential mortgages	135,199	134,957	242	0.2%
Home equity loans and lines of credit	109,593	107,289	2,304	2.1%
Consumer loans not secured by real estate:
RICs and auto loans	1,498,178	1,643,459	(145,281)	(8.8)%
Personal unsecured loans	2,408	2,212	196	8.9%
Other consumer	9,575	11,491	(1,916)	(16.7)%
Total consumer loans	1,754,953	1,899,408	(144,455)	(7.6)%
Total non-accrual loans	1,990,949	2,173,052	(182,103)	(8.4)%

Other real estate owned	61,450	66,828	(5,378)	(8.0)%
Repossessed vehicles	254,792	212,966	41,826	19.6%
Other repossessed assets	2,719	4,218	(1,499)	(35.5)%
Total OREO and other repossessed assets	318,961	284,012	34,949	12.3%
Total non-performing assets	$2,309,910	$2,457,064	$(147,154)	(6.0)%

Past due 90 days or more as to interest or principal and accruing interest	$81,217	$93,102	$(11,885)	(12.8)%
Annualized net loan charge-offs to average loans (1)	2.9%	2.8%	n/a	n/a
Non-performing assets as a percentage of total assets	1.5%	1.6%	n/a	n/a
NPLs as a percentage of total loans	2.1%	2.3%	n/a	n/a
ALLL as a percentage of total NPLs	332.7%	167.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

The increase in the ALLL as a percentage of total NPLs is a result of the adoption of the CECL standard effective January 1, 2020.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $290.8 million and $179.9 million at March 31, 2020 and December 31, 2019, respectively. This increase was due to loans to three large borrowers within the CRE, Multifamily, and other Commercial portfolios.

Potential problem consumer loans amounted to $4.1 billion and $4.7 billion at March 31, 2020 and December 31, 2019, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $2.3 billion, or 1.5% of total assets, at March 31, 2020, compared to $2.5 billion, or 1.6% of total assets, at December 31, 2019, primarily attributable to a decrease in in consumer RIC NPLs due to seasonality as consumers pay off outstanding balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs decreased $37.6 million from December 31, 2019 to March 31, 2020. Commercial NPLs accounted for 0.6% and 0.7% of commercial LHFI at March 31, 2020 and December 31, 2019, respectively. The decrease in commercial NPLs was comprised of decreases of $47.1 million in C&I offset by $12.8 million in the Multifamily portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $145.3 million from December 31, 2019 to March 31, 2020. Non-performing RICs and auto loans accounted for 4.1% and 4.5% of total RICs and auto loans at March 31, 2020 and December 31, 2019, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs	$135,199	$109,593	$134,957	$107,289
Total LHFI	8,611,037	4,684,283	8,835,702	4,770,344
NPLs as a percentage of total LHFI	1.6%	2.3%	1.5%	2.2%
NPLs in foreclosure status	67.0%	42.0%	15.5%	84.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. As of March 31, 2020 and December 31, 2019, the lower percentage of NPLs in the residential mortgage portfolio is due to the NPL loan sale in 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $418.8 million, or 7.3%, from December 31, 2019 to March 31, 2020, primarily driven by RICs and auto loans, which decreased $560.1 million, offset by other consumer and multifamily loans, which increased by $8.7 million and $48.2 million, respectively.

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

TDRs are generally placed on nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after a sustained period of repayment performance, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured, and at the latest, when the account becomes more than 60 DPD. RIC TDRs are considered for return to accrual when the account becomes 60 days or less past due. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	As of March 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$56,912	48.2%	$180,171	65.1%	$3,030,876	87.8%	$54,099	97.2%	$3,322,058
Non-performing	61,167	51.8%	96,694	34.9%	420,290	12.2%	1,586	2.8%	579,737
Total	$118,079	100.0%	$276,865	100.0%	$3,451,166	100.0%	$55,685	100.0%	$3,901,795

% of loan portfolio	0.3%	n/a	2.1%	n/a	9.4%	n/a	3.7%	n/a	4.2%
(1) Excludes LHFS.

	As of December 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$64,538	49.5%	$182,105	67.8%	$3,332,246	86.6%	$67,465	91.7%	$3,646,354
Non-performing	65,741	50.5%	86,335	32.2%	515,573	13.4%	6,128	8.3%	673,777
Total	$130,279	100.0%	$268,440	100.0%	$3,847,819	100.0%	$73,593	100.0%	$4,320,131

% of loan portfolio	0.3%	n/a	2.0%	n/a	10.6%	n/a	4.6%	n/a	4.7%
(1) Excludes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Three- Month Ended March 31, 2020		Three-Month Ended March 31, 2019
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,847,819	$472,312	$5,251,769	$726,584
New TDRs(1)	175,014	34,929	288,773	37,704
Charged-Off TDRs	(279,815)	(1,893)	(402,453)	(2,076)
Sold TDRs	(25,284)	(482)	—	(1,782)
Payments on TDRs	(266,568)	(54,237)	(320,062)	(27,591)
TDRs, end of period	$3,451,166	$450,629	$4,818,027	$732,839

(1)	New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

The Company is actively working with its borrowers who have been impacted by the COVID-19 and have developed loan modification programs to mitigate the adverse effects of COVID-19 to our loan customers. The predominant program offering is a two to three month deferral of payments to the end of the loan term and waiver of late charges. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted.

On March 22, 2020, the federal banking regulatory agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that, in consultation with the FASB staff, the federal banking regulatory agencies conclude that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. The Company applied this guidance to modifications executed on loans following the COVID-19 outbreak.

Historically, the majority of deferrals on retail installment contracts are approved for borrowers who are either 31-60 or 61-90 days delinquent, however a majority of these COVID-19 specific extensions have been granted to borrowers who were less than 30 days past due at the implementation date of the Company's COVID-19 modification program.

The Company also revised its servicing practices related to extensions offered to customers on its RICs. In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its RICs, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile RICs was eight, while some marine and recreational vehicle contracts had a maximum of twelve months extended to reflect their longer term. In March 2020, the Company revised its servicing practices related to the maximum number of extensions to increase the permitted number of monthly extensions from eight to twelve and to increase the maximum number of months per extension from two to three. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related credit loss expense. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related credit loss expense. For loans that are classified as TDRs, the Company generally compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of allowance and related credit loss expense that should be recorded. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated costs to sell.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide facts such as changes in employment, GDP, HPI, CRE price index, used car prices, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
The Company's ACL is principally based on various models subject to the Company's Model Risk Management Framework. New models are approved by the Company's Model Risk Management Committee. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee.

Management uses the qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company’s risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

ACL levels are collectively reviewed for adequacy and approved quarterly. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee. The ACL levels are approved by the Board-level committees quarterly.

ACL

Changes to the ACL are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $91.8 million at December 31, 2019 to $169.9 million at March 31, 2020. The increase of the reserve for unfunded included an increase from the adoption of the CECL standard of $10.4 million while the remainder was primarily related to changes in the business environment resulting from COVID-19. The net impact of business as usual change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $2.0 billion to $12.3 billion at March 31, 2020, compared to $14.3 billion at December 31, 2019. During the three-month period ended March 31, 2020, the composition of the Company's investment portfolio changed due to a decrease in U.S. Treasury securities and MBS. U.S. Treasuries decreased by $1.7 billion primarily due to investment sales and maturities. MBS decreased by $376.3 million primarily due to investment sales, maturities and principal paydowns, partially offset by investment purchases and an increase in unrealized gains. For additional information with respect to the Company’s investment securities, see Note 3 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $4.4 billion at March 31, 2020. The Company had 107 investment securities classified as HTM as of March 31, 2020.

Total gross unrealized gain/(loss) position on investment securities AFS increased by $262.9 million during the three-month period ended March 31, 2020. This increase was primarily related to an increase in unrealized gains of $244.0 million on MBS, primarily due to a decrease in interest rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2020 was approximately 3.42 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2020 was approximately 2.16 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	March 31, 2020	December 31, 2019
Investment securities AFS:
U.S. Treasury securities and government agencies	$7,512,589	$9,735,337
FNMA and FHLMC securities	4,512,472	4,326,299
State and municipal securities	7	9
Other securities (1)	257,552	278,113
Total investment securities AFS	12,282,620	14,339,758
Investment securities HTM:
U.S. government agencies	4,389,615	3,938,797
Total investment securities HTM(2)	4,389,615	3,938,797
Other investments	1,089,857	995,680
Total investment portfolio	$17,762,092	$19,274,235

(1)	Other securities primarily include corporate debt securities and ABS.

(2)	HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2020:

	March 31, 2020
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,675,013	$2,737,567
GNMA (1)	9,341,101	9,588,024
Government - Treasuries	2,407,661	2,430,668
Total	$14,423,775	$14,756,259

(1)	Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2020, goodwill totaled $4.4 billion and represented 2.9% of total assets and 20.0% of total stockholder's equity. The following table shows goodwill by reporting units at March 31, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at March 31, 2020	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389

The Company conducted its annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As disclosed in footnote 7 to these Condensed Consolidated Financial Statements, the Company determined that a goodwill triggering event occurred in the CBB reporting unit during the first quarter of 2020. For the CBB reporting unit's first quarter fair valuation analysis, a weighting of 25% to the market approach and 75% to the income approach was applied. For the income approach, the Company selected a discount rate of 9.1%, which represents management's best estimate of the rate of return expected by market participants and aligns with the reporting units's cost of equity at the time of the analysis. The Company increased a component of the discount rate to reflect the risk and uncertainty related to the reporting unit’s projected cash flows, which were adjusted downward from the Company's year-end financial plan as a result of the estimated economic impact of the COVID-19 pandemic. Long-term growth rates of 3.0-3.5% were applied in determining the terminal value. For the market approach, the Company selected a 35%- 40% control premium based on the Company's review of transactions observable in the market place that were determined to be comparable during periods of distressed market conditions. The equity value as a multiple of tangible book value of 1.1x was selected based on publicly traded peers of the reporting unit. The results of the fair value analyses exceeded the carrying value for the CBB reporting unit by less than 5.0% in the scenarios deemed by the Company to be most likely, indicating the reporting unit was not considered to be impaired at March 31, 2020. The Company will continue monitoring changes to all reporting units for potential impairment indicators in 2020. There is an increased risk that an impairment, up to the amount of remaining goodwill, could be recognized based on continued or additional declines in the market in future periods.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $326.8 million at March 31, 2020 (consisting of a deferred tax asset balance of $617.0 million and a deferred tax liability balance of $943.8 million), compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). The $690.6 million decrease in net deferred liabilities for the three-month period ended March 31, 2020 was primarily due to the adoption of the CECL Standard.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 16 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 13 to the Condensed Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2020 and December 31, 2019, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2020 and December 31, 2019, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month periods ended March 31, 2020 and 2019, the Company paid cash dividends of $125.0 million, and $75.0 million, respectively, to its common stock shareholder.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at March 31, 2020:

	SHUSA

	March 31, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.25%	6.50%	4.50%
Tier 1 capital ratio	15.25%	8.00%	6.00%
Total capital ratio	16.66%	10.00%	8.00%
Leverage ratio	12.65%	5.00%	4.00%

(1)	As defined by Federal Reserve regulations. The Company's ratios are presented under a Basel III phasing-in basis.

	Bank

	March 31, 2020	Well-capitalized Requirement(2)	Minimum Requirement(2)
CET1 capital ratio	15.66%	6.50%	4.50%
Tier 1 capital ratio	15.66%	8.00%	6.00%
Total capital ratio	16.82%	10.00%	8.00%
Leverage ratio	12.59%	5.00%	4.00%

(2)	As defined by OCC regulations. The Bank's ratios are presented on a Basel III phasing-in basis.

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

In June 2019, the Company announced its planned capital actions for the period from July 1, 2019 through June 30, 2020.  These planned capital actions are:  (1) common stock dividends of $125 million per quarter from SHUSA to Santander, (2) common stock dividends paid by SC, and (3) an authorization to repurchase up to $1.1 billion of SC’s outstanding common stock.  Refer to the "Liquidity and Capital Resources" section below for discussion of the capital actions taken, including SC’s share repurchase plans and activities.

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

Sources of Liquidity

Company and Bank

The Company and the Bank have several sources of funding to meet liquidity requirements, including the Bank's core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company has other sources of funding to meet its liquidity requirements such as dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $5.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three months ended March 31, 2020, SC completed on-balance sheet funding transactions totaling approximately $4.0 billion, including:

•	securitizations on its DRIVE, deeper subprime platform, for approximately $1.1 billion;

•	lease securitizations on its SRT platform for approximately $1.1 billion;

•	private amortizing lease facilities for approximately $1.8 billion; and

•	issuance of a retained bond on its SRT platform for approximately $52.6 million.

For information regarding SC's debt, see Note 10 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At March 31, 2020, there was no outstanding balance on the subordinated loan.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Available Liquidity

As of March 31, 2020, the Bank had approximately $20.3 billion in committed liquidity from the FHLB and the FRB. Of this amount, $11.2 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2020 and December 31, 2019, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $16.1 billion and $15.0 billion, respectively. These amounts represented 26.0% and 24.3% of total deposits at March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, the Bank, BSI and BSPR had $1.1 billion, $2.5 billion, and $916.1 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $614.9 million in committed liquidity from the FHLB, all of which was unused as of March 31, 2020, as well as $2.0 billion in liquid assets aside from cash unused as of March 31, 2020.

Cash, cash equivalents, and restricted cash

	Three-Month Period Ended March 31,
(in thousands)	2020	2019
Net cash flows from operating activities	$2,442,720	$1,521,721
Net cash flows from investing activities	134,629	(3,497,450)
Net cash flows from financing activities	3,096,596	2,086,189

Cash flows from operating activities

Net cash flow from operating activities was $2.4 billion for the three-month period ended March 31, 2020, which was primarily comprised of $416.4 million in proceeds from sales of LHFS, $699.1 million in depreciation, amortization and accretion, and $1.2 billion of credit loss expense, partially offset by $246.3 million of originations of LHFS, net of repayments.

Net cash flow from operating activities was $1.5 billion for the three-month period ended March 31, 2019, which was primarily comprised of net income of $239.5 million, $296.6 million in proceeds from sales of LHFS, $530.1 million in depreciation, amortization and accretion, and $600.2 million of credit loss expense, partially offset by $241.7 million of originations of LHFS, net of repayments.

Cash flows from investing activities

For the three-month period ended March 31, 2020, net cash flow from investing activities was $134.6 million, primarily due to $3.9 billion of AFS investment securities sales, maturities and prepayments and $948.6 million in proceeds from sales and terminations of operating leases, partially offset by $890.6 million in normal loan activity, $1.5 billion of purchases of investment securities AFS, $2.0 billion in operating lease purchases and originations, and $348.4 million of purchases of HTM investment securities.

For the three-month period ended March 31, 2019, net cash flow from investing activities was $(3.5) billion, primarily due to $2.7 billion in normal loan activity, $787.4 million of purchases of investment securities AFS, and $2.0 billion in operating lease purchases and originations, partially offset by $1.1 billion of AFS investment securities sales, maturities and prepayments and $875.0 million in proceeds from sales and terminations of operating leases.

Cash flows from financing activities

For the three-month period ended March 31, 2020, net cash flow from financing activities was $3.1 billion, which was primarily due to an increase in net borrowing activity of $2.3 billion and a $1.3 billion increase in deposits, partially offset by $125.0 million in dividends paid on common stock and $468.5 million in stock repurchases attributable to NCI.

Net cash flow from financing activities for the three-month period ended March 31, 2019 was $2.1 billion, which was primarily due to an increase in net borrowing activity of $683.0 million and a $1.4 billion increase in deposits, partially offset by $75.0 million in dividends paid on common stock.

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

SC has one credit facility with eight banks providing an aggregate commitment of $4.0 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of March 31, 2020, there was an outstanding balance of approximately $1.5 billion on this facility in the aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has eight credit facilities with ten banks providing an aggregate commitment of $7.5 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of March 31, 2020, there was an outstanding balance of approximately $4.7 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2020 and December 31, 2019, there were outstanding balances of $313.6 million and $422.3 million, respectively, under these repurchase agreements.

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

The primary use of liquidity for BSI is to meet customer liquidity requirements, such as maturing deposits, investment activities, funds transfers, and payment of operating expenses.

BSPR uses liquidity for funding loan commitments and satisfying deposit withdrawal requests.

At March 31, 2020, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of March 31, 2020, the Company had 530,391,043 shares of common stock outstanding. During the three-month period ended March 31, 2020, the Company paid dividends of $125.0 million to its sole shareholder, Santander.

SC paid a dividend of $0.22 per share in February 2020. Further, SC declared a cash dividend of $0.22 per share, to be paid on May 18, 2020, to shareholders of record as of the close of business on May 8, 2020. SC has paid a total of $74.6 million in dividends through March 31, 2020, of which $20.6 million has been paid to NCI and $54.0 million has been paid to the Company, which eliminates in the consolidated results of the Company.

In June 2019, SC announced that the SC Board of Directors had authorized purchases by SC of up to $1.1 billion, excluding commissions, of outstanding SC Common Stock effective from the third quarter of 2019 through the end of the second quarter of 2020.

During the three-month period ended March 31, 2020, SC purchased a total of 18.4 million shares of SC Common Stock through a tender offer and other share repurchase program at a total cost of approximately $467 million, excluding commissions. Through a tender offer, SC purchased 17.5 million shares of SC Common Stock, $0.01 par value per share, at a price of $26 per share, for an aggregate cost of approximately $455 million, excluding fees and expenses related to the tender offer. Under its share repurchase program, SC purchased 846.5 thousand shares of SC Common Stock at a cost of approximately $12 million, excluding commissions. After the completion of the tender offer, SHUSA's ownership in SC had increased to approximately 76.3%.

During the three-month period ended March 31, 2019, SC purchased 965.4 thousand shares of SC Common Stock under its share repurchase program at a cost of approximately $18 million, excluding commissions.

During the three-month period ended March 31, 2020, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:

•	BSI declared and paid $7.5 million in dividends to SHUSA.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$8,494,289	$7,315,885	$1,178,404	$—	$—
Notes payable - revolving facilities	6,521,679	1,486,255	5,035,424	—	—
Notes payable - secured structured financings	28,109,344	225,665	9,047,623	11,198,129	7,637,927
Other debt obligations (1) (2)	14,216,898	2,061,360	5,760,021	2,802,417	3,593,100
CDs (1)	7,577,031	5,916,255	1,573,855	80,712	6,209
Non-qualified pension and post-retirement benefits	124,840	13,376	26,860	26,996	57,608
Operating leases(3)	776,017	140,426	248,284	191,558	195,749
Total contractual cash obligations	$65,820,098	$17,159,222	$22,870,471	$14,299,812	$11,490,593
Other commitments:
Commitments to extend credit	$29,116,695	$5,955,747	$5,033,770	$5,907,822	$12,219,356
Letters of credit	1,681,493	1,063,443	348,494	234,024	35,532
Total Contractual Obligations and Other Commitments	$96,618,286	$24,178,412	$28,252,735	$20,441,658	$23,745,481

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2020. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income or interest of $79.1 million.

Excluded from the above table are deposits of $61.2 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2020 and December 31, 2019:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2020	December 31, 2019
Down 100 basis points	0.02%	(1.12)%
Up 100 basis points	1.49%	1.31%
Up 200 basis points	2.97%	2.56%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2020 and December 31, 2019.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2020	December 31, 2019
Down 100 basis points	(3.70)%	(3.01)%
Up 100 basis points	0.10%	(0.49)%
Up 200 basis points	(1.72)%	(3.17)%

As of March 31, 2020, the Company’s profile reflected a decrease of MVE of 3.70% for downward parallel interest rate shocks of 100 basis points and an increase of 0.10% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of as of March 31, 2020 (the "Evaluation Date"). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures; (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In response to the COVID-19 pandemic, certain Company employees began working from home in March 2020. Management has taken measures to ensure that the Company's internal control over financial reporting has not been adversely impacted in a material way by this change.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 13 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow that are set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.In addition to the risk factors disclosed in that Form 10-K for the year ended December 31, 2019, the Company is subject to risks related to the COVID-19 outbreak, discussed further below.

Our adoption of the new standard on the measurement of credit losses on financial instruments and its resulting impact on our ACL and impairments may prove to be insufficient to absorb probable losses inherent in our loan portfolio.

The CECL Standard replaces the incurred loss impairment framework in current GAAP with one that reflects expected credit losses over the full expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for PCD HTM debt securities and loans, and requires measurement of AFS debt securities using an allowance instead of reducing the carrying amount as under the previous OTTI framework.

The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost and net investment in leases. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors in accordance with GAAP and based on regulatory requirements. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Future reserves may be different due to changes in macroeconomic conditions. Provisions for credit losses are charged to Credit loss expense in amounts sufficient to maintain the ACL at levels considered adequate to cover ECL in the Company’s HFI loan portfolios.

The process for determining our ACL is complex, and we may from time to time make changes to our process for determining our ACL. In addition, regulatory agencies periodically review our ACL, as well as our methodology for calculating our ACL, and may require an increase in the credit loss expense or the recognition of additional loan charge-offs based on judgments different than those of management. Changes that we make to enhance our process for determining our ACL may lead to an increase in our ACL. Any increase in our ACL will result in a decrease in net income and capital, and may have a material adverse effect on us. Material changes to our methodology for determining our allowance for loan losses could result in the need to restate our financial statements or fines, penalties, potential regulatory action and damage to our reputation.

The current outbreak COVID-19, has materially impacted our business, and the continuance of this pandemic or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.

COVID-19 was first reported in China in December 2019 and has now spread throughout the world, including in the United States. The outbreak has been declared a public health emergency of international concern and a pandemic by the World Health Organization, and the President of the United States has made a declaration that the COVID-19 outbreak in the United States constitutes a national emergency. As of the date hereof, a significant number of countries and the majority of state governments have also made emergency declarations related to the outbreak, and have attempted to slow community spread of the virus by providing social distancing guidelines, issuing stay-at-home orders and mandating the closure of certain non-essential businesses.

The actions taken by authorities, however, may not be sufficient to mitigate the spread of COVID-19. Further, these actions are not always coordinated or consistent across jurisdictions but, in general, have been rapidly expanding in scope and intensity and have caused economic hardship in the jurisdictions in which they have been implemented. For example, in many jurisdictions, businesses have been required to temporarily close or restrict their operations. Further, even for businesses that have remained open, consumer demand has deteriorated rapidly. As a result, we have recently experienced a significant decline in our origination of loans and leases. This decline in volume may be exacerbated because, for example, FCA announced in March 2020 that it has suspended production of new vehicles at certain facilities across Europe and North America, which may reduce the availability of new vehicles for FCA dealers after dealerships re-open or consumer demand increases.

Closures and disruptions to businesses in the United States have led to negative effects on our customers. Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID- related economic challenges. In March 2020, we announced that we were providing additional support to customers, employees, and communities during the COVID-19 pandemic and revised our servicing practices to increase the maximum number of permitted monthly payment extensions, grant waivers for late charges and provide lease extensions. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak is impacting customers nationwide and is expected to have a materially more significant impact on the performance of our loan and auto lease portfolios than even the most severe historical natural disaster. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide, and a significant number of such extensions and modifications have been granted. Further, we have temporarily suspended - and may continue to temporarily suspend - involuntary repossessions, although we may elect to re-initiate involuntary repossessions at any time. These customer support programs may negatively impact our financial performance and other results of operations in the near term and, if the COVID-19 pandemic leads us to conduct such activities on a large scale for a specific period of time, the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases or if our customer support programs are not effective in mitigating the effect of COVID-19 on our customers, our business, financial condition and results of operations may be materially and adversely affected .

Further, government and regulatory authorities could also enact laws, regulations, executive orders and other guidance that allow customers to forego making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of the collateral, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. While we have business continuity plans in place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, stay-at-home orders, facility closures, reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition and results of operations.

We rely upon our ability to access various credit facilities to fund our operations. As international trade and business activity has slowed and supply chains are disrupted related to the COVID-19 pandemic, global credit and financial markets have recently experienced, and may continue to experience, significant disruption and volatility. During the first quarter of 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have significant adverse impacts on our financial condition, results of operations and cash flows.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the pandemic may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

Due to the evolving nature of the pandemic, we are currently unable to estimate the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations. The pandemic may also cause us to experience lower originations and higher credit losses in our lending portfolio, reduced access to funding or significantly increased costs of funding, impairment of our goodwill and other financial assets and other materially adverse impacts on our business, financial condition, liquidity and results of operations.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 7, 2020	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 7, 2020	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President