Form 10-Q
period 2020-06-30
Santander Holdings USA, Inc.
filed 2020-08-10
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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
Number of shares of common stock outstanding at July 31, 2020: 530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions, many of which are beyond the Company's control. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•the adverse impact of COVID-19 on our business, financial condition, liquidity and results of operations;
•the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, actions related to COVID-19, as well as the impact of changes in and interpretations of GAAP, including adoption of the FASB's CECL credit reserving framework, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;
•SHUSA’s ability to manage credit risk that may increase to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•the extent of recessionary conditions in the U.S. related to COVID-19 and the strength of the U.S. economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and credit loss expense;
•acts of God, including pandemics and other significant public health emergencies, and other natural disasters and SHUSA’s ability to deal with disruptions caused by such acts, emergencies and disasters;
•inflation, interest rate, market and monetary fluctuations, including effects from the pending discontinuation of LIBOR as an interest rate benchmark, may, among other things, reduce net interest margins and impact funding sources, revenue and expenses, the value of assets and obligations, and the ability to originate and distribute financial products in the primary and secondary markets;
•the pursuit of protectionist trade or other related policies, including tariffs by the U.S., its global trading partners, and/or other countries, and/or trade disputes generally;
•the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business, as well as the stability of global financial markets, including economic instability and recessionary conditions in Europe and the eventual exit of the United Kingdom from the European Union;
•adverse movements and volatility in debt and equity capital markets and adverse changes in the securities markets, including those related to the financial condition of significant issuers in SHUSA’s investment portfolio;
•SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve its business goals and comply with regulatory requirements;
•SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators and its subsidiaries' ability to continue to pay dividends to it;
•changes in credit ratings assigned to SHUSA or its subsidiaries;
•the ability to manage risks inherent in our businesses, including through effective use of systems and controls, insurance, derivatives and capital management;
•SHUSA’s ability to timely develop competitive new products and services in a changing environment that are responsive to the needs of SHUSA's customers and are profitable to SHUSA, the success of our marketing efforts to customers, and the potential for new products and services to impose additional unexpected costs, losses, or other liabilities not anticipated at their initiation, and expose SHUSA to increased operational risk;
•competitors of SHUSA may have greater financial resources or lower costs, or be subject to different regulatory requirements than SHUSA, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA and cause SHUSA to lose business or market share;
•SC's agreement with FCA may not result in currently anticipated levels of growth and is subject to performance conditions that could result in termination of the agreement;
•consumers and small businesses may decide not to use banks for their financial transactions, which could impact our net income;
•changes in customer spending, investment or savings behavior;
•loss of customer deposits that could increase our funding costs;
•the ability of SHUSA and its third-party vendors to convert, maintain and upgrade, as necessary, SHUSA’s data processing and other IT infrastructure on a timely and acceptable basis, within projected cost estimates and without significant disruption to our business;
•SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models SHUSA uses to manage its business, including as a result of cyberattacks, technological failure, human error, fraud or malice by internal or external parties, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;
•changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;
•the costs and effects of regulatory or judicial actions or proceedings, including possible business restrictions resulting from such actions or proceedings;
•adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm;
•acts of terrorism or domestic or foreign military conflicts; and
•the other factors that are described in Part I, Item IA - Risk Factors of our 2019 Annual Report on Form 10-K,

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

ABS: Asset-backed securities	Company: Santander Holdings USA, Inc.
ACL: Allowance for credit losses	Covered Fund: a hedge fund or private equity fund
AFS: Available-for-sale	COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020.
ALLL: Allowance for loan and lease losses	CPRs: Constant prepayment rate
AOCI: Accumulated other comprehensive income	CRA: Community Reinvestment Act
ASC: Accounting Standards Codification	CRA Final Rule: the final rule relating to the CRA issued by the OCCC on July 20, 2020
ASU: Accounting Standards Update	CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019
ATM: Automated teller machine	CRE: Commercial real estate
Bank: Santander Bank, National Association	CRE & VF: Commercial Real Estate and Vehicle Finance
BEA: Bureau of Economic Analysis	DCF: Discounted cash flow
BHC: Bank holding company	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
BHCA: Bank Holding Company Act of 1956, as amended	DOJ: Department of Justice
BOLI: Bank-owned life insurance	DPD: Days past due
BSI: Banco Santander International	DTI: Debt-to-income
BSPR: Banco Santander Puerto Rico	EAD: Exposure at default
C&I: Commercial & industrial	ECL: Expected credit losses
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
CBB: Consumer and Business Banking	EIP: Economic Impact Payments
CBP: Citizens Bank of Pennsylvania	EIR: Effective interest rate
CCAR: Comprehensive Capital Analysis and Review	EPS: Enhanced Prudential Standards
CD: Certificate of deposit	ETR: Effective tax rate
CECL: Current expected credit losses	Exchange Act: Securities Exchange Act of 1934, as amended
CECL Standard: Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	FASB: Financial Accounting Standards Board
CEF: Closed-end fund	FBO: Foreign banking organization
CEO: Chief Executive Officer	FCA: Fiat Chrysler Automobiles US LLC
CET1: Common equity Tier 1	FDIC: Federal Deposit Insurance Corporation
CEVF: Commercial equipment vehicle financing	Federal Reserve: Board of Governors of the Federal Reserve System
CFPB: Consumer Financial Protection Bureau	FHLB: Federal Home Loan Bank
CFO: Chief Financial Officer	FHLMC: Federal Home Loan Mortgage Corporation
Chase: JPMorgan Chase & Co and certain of its subsidiaries, including EMC Mortgage LLC	FICO®: Fair Isaac Corporation credit scoring model
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FINRA: Financial Industrial Regulatory Authority
CIB: Corporate and Investment Banking	FNMA: Federal National Mortgage Association
CID: Civil investigative demand	FRB: Federal Reserve Bank
CLTV: Combined loan-to-value	FVO: Fair value option
CMO: Collateralized mortgage obligation	GAAP: Accounting principles generally accepted in the United States of America
CODM: Chief Operating Decision Maker	GBP: British pound sterling

GDP: Gross domestic product	REIT: Real estate investment trust
GNMA: Government National Mortgage Association	RIC: Retail installment contract
GSIB: Global systemically important bank	ROU: Right-of-use
HFI: Held for investment	RV: Recreational vehicle
HPI: Housing Price Index	RWA: Risk-weighted asset
HTM: Held to maturity	S&P: Standard & Poor's
IDI: Insured depository institution	SAF: Santander Auto Finance
IHC: U.S. intermediate holding company	SAM: Santander Asset Management, LLC
IPO: Initial public offering	Santander: Banco Santander, S.A.
IRS: Internal Revenue Service	Santander BanCorp: Santander BanCorp and its subsidiaries
ISDA: International Swaps and Derivatives Association, Inc.	Santander UK: Santander UK plc
IT: Information technology	SBA: Small Business Administration
LCR: Liquidity coverage ratio	SBNA: Santander Bank, National Association
LHFI: Loans held for investment	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LHFS: Loans held for sale	SCB: Stress capital buffer
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCART: Santander Consumer Auto Receivables Trust
LTD: Long-term debt	SCF: Statement of cash flows
LTV: Loan-to-value	SCRA: Servicemembers' Civil Relief Act
MBS: Mortgage-backed securities	SDART: Santander Drive Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDGT: Specially Designated Global Terrorist
Mississippi AG: Attorney General of the State of Mississippi	SEC: Securities and Exchange Commission
Moody's: Moody's Investor Service, Inc.	Securities Act: Securities Act of 1933, as amended
MSPA: Master Securities Purchase Agreement	SFS: Santander Financial Services, Inc.
MSR: Mortgage servicing right	SHUSA: Santander Holdings USA, Inc.
MVE: Market value of equity	SIS: Santander Investment Securities Inc.
NCI: Non-controlling interest	SPAIN: Santander Private Auto Issuing Note
NMDs: Non-maturity deposits	SPE: Special purpose entity
NMTC: New market tax credits	SRT: Santander Retail Auto Lease Trust
NPL: Non-performing loan	SSLLC: Santander Securities LLC
NPR: Notice of proposed rule-making	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
NSFR: Net stable funding ratio	TALF: Term Asset Backed Securities Loan Facility
NYSE: New York Stock Exchange	TDR: Troubled debt restructuring
OCC: Office of the Comptroller of the Currency	TLAC: Total loss-absorbing capacity
OCI: Other comprehensive income	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
OIS: Overnight indexed swap	Trusts: Securitization trusts
OREO: Other real estate owned	U.K. United Kingdom
OTTI: Other-than-temporary impairment	UPB: Unpaid principal balance
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	VIE: Variable interest entity
PCD: Purchased credit deteriorated, assets the Company deems at acquisition to have more than insignificant deterioration in credit quality since origination	VOE: Voting rights entity
PD: Probability of default	YTD: Year-to-date
PPP: Paycheck Protection Program

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETSUnaudited (In thousands)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$11,085,206	$7,644,372
Investment securities:
AFS at fair value	12,047,923	14,339,758
HTM (fair value of $5,414,720 and $3,957,227 as of June 30, 2020 and December 31, 2019, respectively)	5,229,562	3,938,797
Other investments (includes trading securities of $19,766 and $1,097 as of June 30, 2020 and December 31, 2019, respectively)	1,728,065	995,680
LHFI(1) (5)	91,293,831	92,705,440
ALLL (5)	(7,112,739)	(3,646,189)
Net LHFI	84,181,092	89,059,251
LHFS (2)	5,439,364	1,420,223
Premises and equipment, net (3)	794,043	798,122
Operating lease assets, net (5)(6)	16,262,853	16,495,739
Goodwill	2,596,161	4,444,389
Intangible assets, net	386,722	416,204
BOLI	1,885,358	1,860,846
Restricted cash (5)	5,189,766	3,881,880
Other assets (4) (5)	5,527,672	4,204,216
TOTAL ASSETS	$152,353,787	$149,499,477
LIABILITIES
Accounts payables and Accrued expenses	$5,442,761	$4,476,072
Deposits and other customer accounts (includes $4.7 billion and zero of deposits held for sale as of June 30, 2020 and December 31, 2019, respectively)	73,963,248	67,326,706
Borrowings and other debt obligations (5)	49,857,326	50,654,406
Advance payments by borrowers for taxes and insurance	166,198	153,420
Deferred tax liabilities, net	867,361	1,521,034
Other liabilities (5)	1,830,116	969,009
TOTAL LIABILITIES	132,127,010	125,100,647
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2020 and December 31, 2019)	17,890,181	17,954,441
Accumulated other comprehensive gain/(loss), net of taxes	259,686	(88,207)
Retained earnings	685,025	4,155,226
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,834,892	22,021,460
NCI	1,391,885	2,377,370
TOTAL STOCKHOLDER'S EQUITY	20,226,777	24,398,830
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$152,353,787	$149,499,477
(1) LHFI includes $72.9 million and $102.0 million of loans recorded at fair value at June 30, 2020 and December 31, 2019, respectively.
(2) Includes $241.3 million and $289.0 million of loans recorded at the FVO at June 30, 2020 and December 31, 2019, respectively.
(3) Net of accumulated depreciation of $1.6 billion and $1.5 billion at June 30, 2020 and December 31, 2019, respectively.
(4) Includes MSRs of $88.7 million and $130.9 million at June 30, 2020 and December 31, 2019, respectively, for which the Company has elected the FVO. See Note 12 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2020 and December 31, 2019, LHFI included $22.5 billion and $26.5 billion, Operating leases assets, net included $16.2 billion and $16.5 billion, restricted cash included $1.6 billion and $1.6 billion, other assets included $703.2 million and $625.4 million, Borrowings and other debt obligations included $32.3 billion and $34.2 billion, and Other liabilities included $101.1 million and $188.1 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.7 billion and $4.2 billion at June 30, 2020 and December 31, 2019, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans	$1,879,262	$2,035,148	$3,857,010	$4,034,486
Interest-earning deposits	8,272	47,899	40,421	91,917
Investment securities:
AFS	51,631	71,137	121,654	145,567
HTM	23,130	15,789	46,775	33,111
Other investments	5,494	6,117	11,904	12,051
TOTAL INTEREST INCOME	1,967,789	2,176,090	4,077,764	4,317,132
INTEREST EXPENSE:
Deposits and other customer accounts	69,122	145,145	197,735	275,433
Borrowings and other debt obligations	359,877	409,220	755,263	817,089
TOTAL INTEREST EXPENSE	428,999	554,365	952,998	1,092,522
NET INTEREST INCOME	1,538,790	1,621,725	3,124,766	3,224,610
Credit loss expense	977,373	480,632	2,162,983	1,080,843
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	561,417	1,141,093	961,783	2,143,767
NON-INTEREST INCOME:
Consumer and commercial fees	108,826	146,499	233,074	279,517
Lease income	755,006	705,835	1,526,666	1,380,720
Miscellaneous (loss) / income, net(1) (2)	(100,030)	108,271	21,943	197,815
TOTAL FEES AND OTHER INCOME	763,802	960,605	1,781,683	1,858,052
Net gain on sale of investment securities	22,516	2,379	31,795	379
TOTAL NON-INTEREST INCOME	786,318	962,984	1,813,478	1,858,431
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	440,521	470,247	929,794	946,810
Occupancy and equipment expenses	164,875	142,646	311,786	285,040
Technology, outside service, and marketing expense	126,991	152,425	261,981	304,131
Loan expense	58,423	102,784	152,344	209,500
Lease expense	641,270	513,780	1,231,631	993,084
Impairment of goodwill	1,848,228	—	1,848,228	—
Other expenses	149,382	160,504	277,727	346,236
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	3,429,690	1,542,386	5,013,491	3,084,801
(LOSS)/INCOME BEFORE INCOME TAX (BENEFIT)/PROVISION	(2,081,955)	561,691	(2,238,230)	917,397
Income tax (benefit)/provision	(186,151)	155,326	(219,512)	271,540
NET (LOSS)/INCOME INCLUDING NCI	(1,895,804)	406,365	(2,018,718)	645,857
LESS: NET (LOSS)/INCOME ATTRIBUTABLE TO NCI	(23,377)	110,743	(19,614)	183,255
NET (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(1,872,427)	$295,622	$(1,999,104)	$462,602
(1) Netted down by impact of $268.4 million, and $331.3 million for the three-month and six-month periods ended June 30, 2020, respectively, compared to $104.4 million and $172.0 million for the corresponding periods in 2019 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) Unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2020	2019	2020	2019
NET (LOSS) / INCOME INCLUDING NCI	$(1,895,804)	$406,365	$(2,018,718)	$645,857
OCI, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments, net of tax (1)	7,348	1,133	155,653	8,137
Net unrealized (losses) / gains on AFS and HTM investment securities, net of tax	(15,203)	113,290	191,120	204,794
Pension and post-retirement actuarial gains, net of tax	560	6,091	1,120	12,202
TOTAL OTHER COMPREHENSIVE (LOSS) / GAIN, NET OF TAX	(7,295)	120,514	347,893	225,133
COMPREHENSIVE (LOSS) / INCOME	(1,903,099)	526,879	(1,670,825)	870,990
NET (LOSS) / INCOME ATTRIBUTABLE TO NCI	(23,377)	110,743	(19,614)	183,255
COMPREHENSIVE (LOSS) / INCOME ATTRIBUTABLE TO SHUSA	$(1,879,722)	$416,136	$(1,651,211)	$687,735

(1) Excludes $27.0 thousand and $(10.1) million of Other comprehensive loss attributable to NCI for the three-month and six-month periods ended June 30, 2020, respectively, compared to $(10.2) million and $(16.5) million for the corresponding periods in 2019, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2020	530,391	17,870,442	266,981	2,557,302	1,529,248	22,223,973
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	150	(282)	(132)
Comprehensive income attributable to SHUSA	—	—	(7,295)	(1,872,427)	—	(1,879,722)
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	27	27
Net income attributable to NCI	—	—	—	—	(23,377)	(23,377)
Impact of SC stock option activity	—	—	—	—	1,001	1,001
Dividends paid to NCI	—	—	—	—	(16,619)	(16,619)
Stock repurchase attributable to NCI	—	19,739	—	—	(98,113)	(78,374)
Balance, June 30, 2020	530,391	$17,890,181	$259,686	$685,025	$1,391,885	$20,226,777

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2019	530,391	17,899,170	(217,033)	3,894,037	2,552,231	24,128,405
Comprehensive income attributable to SHUSA	—	—	120,514	295,622	—	416,136
OCI attributable to NCI	—	—	—	—	(10,180)	(10,180)
Net income attributable to NCI	—	—	—	—	110,743	110,743
Impact of SC stock option activity	—	—	—	—	1,255	1,255
Contribution from shareholder and related tax impact (Note 17)	—	41,570	—	—	—	41,570
Dividends declared and paid on common stock	—	—	—	(75,000)	—	(75,000)
Dividends paid to NCI	—	—	—	—	(21,245)	(21,245)
Stock repurchase attributable to NCI	—	4,896	—	—	(91,760)	(86,864)
Balance, June 30, 2019	530,391	$17,945,636	$(96,519)	$4,114,659	$2,541,044	$24,504,820

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2020	530,391	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of CECL Standard (Note 1)	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	347,893	(1,999,104)	—	(1,651,211)
Other comprehensive loss attributable to NCI	—	—	—	—	(10,106)	(10,106)
Net income attributable to NCI	—	—	—	—	(19,614)	(19,614)
Impact of SC stock option activity	—	—	—	—	3,394	3,394
Dividends declared and paid on common stock	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	(37,212)	(37,212)
Stock repurchase attributable to NCI	—	(64,260)	—	—	(482,580)	(546,840)
Balance, June 30, 2020	530,391	$17,890,181	$259,686	$685,025	$1,391,885	$20,226,777

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	225,133	462,602	—	687,735
Other comprehensive loss attributable to NCI	—	—	—	—	(16,523)	(16,523)
Net income attributable to NCI	—	—	—	—	183,255	183,255
Impact of SC stock option activity	—	—	—	—	5,606	5,606
Contribution from shareholder and related tax impact (Note 17)	—	75,901	—	—	—	75,901
Dividends declared and paid on common stock	—	—	—	(150,000)	—	(150,000)
Dividends paid to NCI	—	—	—	—	(42,394)	(42,394)
Stock repurchase attributable to NCI	—	10,431	—	—	(115,075)	(104,644)
Balance, June 30, 2019	530,391	$17,945,636	$(96,519)	$4,114,659	$2,541,044	$24,504,820

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six-Month Period Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including NCI	$(2,018,718)	$645,857
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	1,848,228	—
Credit loss expense	2,162,983	1,080,843
Deferred tax (benefit)/expense	(296,146)	216,264
Depreciation, amortization and accretion	1,497,903	1,131,787
Net loss on sale of loans	209,763	150,147
Net gain on sale of investment securities	(31,795)	(379)
Loss on debt extinguishment	1,026	1,127
Net loss on real estate owned, premises and equipment, and other assets	2,907	2,820
Stock-based compensation	23	266
Equity loss/(income) on equity method investments	11,947	(322)
Originations of LHFS, net of repayments	(2,211,859)	(568,633)
Purchases of LHFS	—	(229)
Proceeds from sales of LHFS	674,829	614,783
Net change in:
Revolving personal loans	(25,598)	(72,723)
Other assets, BOLI and trading securities	(1,101,777)	(479,589)
Other liabilities	1,655,112	260,283
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,378,828	2,982,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,553,560	285,263
Proceeds from prepayments and maturities of AFS investment securities	4,882,810	1,546,071
Purchases of AFS investment securities	(3,691,813)	(2,172,170)
Proceeds from prepayments and maturities of HTM investment securities	366,372	146,505
Purchases of HTM investment securities	(1,534,595)	(25,938)
Proceeds from sales of other investments	176,010	148,339
Proceeds from maturities of other investments	85	13,673
Purchases of other investments	(868,969)	(241,707)
Proceeds from sales of LHFI	570,510	602,325
Distributions from equity method investments	4,239	2,526
Contributions to equity method and other investments	(70,911)	(110,953)
Proceeds from settlements of BOLI policies	4,400	17,486
Purchases of LHFI	(77,136)	(625,435)
Net change in loans other than purchases and sales	(2,959,233)	(5,423,963)
Purchases and originations of operating leases	(3,022,996)	(4,527,626)
Proceeds from the sale and termination of operating leases	1,766,412	1,840,648
Manufacturer incentives	216,057	431,294
Proceeds from sales of real estate owned and premises and equipment	21,357	33,367
Purchases of premises and equipment	(96,094)	(88,014)
Upfront fee paid to FCA	—	(60,000)
NET CASH USED IN INVESTING ACTIVITIES	(2,759,935)	(8,208,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	6,636,542	2,208,674
Net change in short-term borrowings	(244,149)	671,956
Net proceeds from long-term borrowings	22,047,223	21,916,766
Repayments of long-term borrowings	(21,228,029)	(19,882,995)
Proceeds from FHLB advances (with terms greater than 3 months)	2,500,000	3,375,000
Repayments of FHLB advances (with terms greater than 3 months)	(3,885,882)	(2,150,000)
Net change in advance payments by borrowers for taxes and insurance	12,778	21,261
Dividends paid on common stock	(125,000)	(150,000)
Dividends paid to NCI	(37,212)	(42,394)
Stock repurchase attributable to NCI	(546,840)	(104,644)
Proceeds from the issuance of common stock	396	1,455
Capital contribution from shareholder	—	75,901
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,129,827	5,940,980

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,748,720	714,973
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	11,526,252	10,722,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$16,274,972	$11,437,277

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(121,561)	(13,927)
Loans transferred from/(to) HFI (from)/to HFS, net	2,764,872	1,600,445
Unsettled purchases of investment securities	345,978	333,498
Unsettled sales of investment securities	—	342,401
Adoption of lease accounting standard:
ROU assets	—	664,057
Accrued expenses and payables	—	705,650
(1) The six-month periods ended June 30, 2020 and 2019 include cash and cash equivalents balances of $11.1 billion and $8.0 billion, respectively, and restricted cash balances of $5.2 billion and $3.4 billion, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States.

Since May 2013, under its agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, SC entered into an amendment to the Chrysler Agreement, which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides other consumer finance products.

As of June 30, 2020, SC was owned approximately 77.7% by SHUSA and 22.3% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp (the holding company that owns BSPR) for a total consideration of approximately $1.1 billion, subject to adjustment based on the consolidated SBC balance sheet at closing. At June 30, 2020, BSPR had 27 branches, approximately 1,000 employees, total assets of approximately $6.0 billion and $4.8 billion of liabilities. Among other conditions precedent to the closing, the transaction requires the Company to transfer all of BSPR's non-performing assets and the equity of SAM to the Company or a third party prior to closing. In addition, the transaction requires review and approval of various regulators which have been received in July 2020. As a result, the Company has disclosed investments of $1.2 billion, loans of $2.6 billion (including commercial loans of $1.6 billion and consumer loans of $998.6 million) and deposits of $4.7 billion as available / held for sale and the Company has recognized a deferred tax liability of approximately $39.0 million for the unremitted earnings of SBC. Consummation of the transaction is not expected to result in any material gain or loss.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, including certain Trusts that are considered VIEs. The Company also consolidates VIEs for which it is deemed to be the primary beneficiary and VOEs in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Accordingly, they do not include all of the information and footnotes required for GAAP for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal and recurring adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for the periods indicated, and contain adequate disclosure for the fair statement of this interim financial information. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, accretion of discounts and subvention on RICs, fair value measurements, expected end-of-term lease residual values, values of repossessed assets, goodwill, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2020, the Company adopted the following FASB ASUs:
•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changed how entities measure credit losses for most financial assets and certain other instruments measured at amortized cost. The amendment introduced a new credit reserving framework known as CECL, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit-deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it was under the OTTI framework. The Company adopted the new guidance on January 1, 2020, on a modified retrospective basis which resulted in an increase in the ACL of approximately $2.5 billion, a decrease in stockholder's equity of approximately $1.8 billion and a decrease in deferred tax liabilities, net of approximately $0.7 billion at January 1, 2020.  The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected credit losses over the full expected life of the loan portfolios.

•In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three month period ended March 31, 2020 electing the practical expedients relative to the Company’s contracts and hedging relationships modified as a result of reference rate reform through December 31, 2022. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.

•In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general tax accounting principles and simplifying other specific tax scenarios. The Company adopted this standard as of January 1, 2020 reflecting the change prospectively. It did not have a material impact to the Company’s business, financial position, results of operations, or disclosures.
The adoption of the following ASUs did not have a material impact on the Company's financial position or results of operations:
•ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement
•ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The Company conducts a comprehensive security-level impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. The quarterly assessment takes into consideration whether (i) the Company has the intent to sell or, (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. Similar to HTM securities, securities for which management expects risk of nonpayment of the amortized cost basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.

The Company does not measure an ACL for accrued interest, and instead writes off uncollectible accrued interest balances in a timely manner. The Company places securities on nonaccrual and reverses any uncollectible accrued interest when the full and timely collection of interest or principal becomes uncertain, but no later than at 90 days past due.

See Note 2 to the Consolidated Financial Statements for details on the Company's investments.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Credit Losses

General

The ALLL and reserve for off-balance sheet commitments (together, the ACL) are maintained at levels that represent management’s best estimate of expected credit losses in the Company’s HFI loan portfolios, which excludes those loans accounted for under the FVO. The allowance for expected credit losses is measured based on a lifetime expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the loan portfolio, past loan and lease loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations. Provisions for credit losses are charged to provision expense in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s HFI loan portfolios.

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

The Company measures expected losses of all components of the amortized cost basis of its loans. For all loans except TDRs and Credit Cards, the Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write off of uncollectible interest.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company uses multiple scenarios in its CECL estimation process. The selection of scenarios is reviewed quarterly and governed by the ACL Committee. Additionally, the results from the CECL models are reviewed and adjusted if necessary, based on management’s judgment, as discussed in the section captioned "Qualitative Reserves" below.

CECL Models

The Company uses a statistical methodology based on an ECL approach that focuses on forecasting the ECL components (i.e., PD, payoff, loss given default and exposure at default) on a loan level basis to estimate the expected future life-time losses.
•In calculating the PD and payoff, the Company developed model forecasts which consider variables such as delinquency status, loan tenor and credit quality as measured by internal risk ratings assigned to individual loans and credit facilities.
•The loss given default component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, LTV and credit quality.
•The exposure at default component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variables such as LTV, collateral and credit quality.

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

DCF Approaches

A DCF method measures expected credit losses by forecasting expected future principal and interest cash flows and discounting them using the financial asset’s EIR. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows. When using a DCF method to measure the ACL, the period of exposure is determined as a function of the Company’s expectations of the timing of principal and interest payments. The Company considers estimated prepayments in the future principal and interest cash flows when utilizing a DCF method. The Company generally uses a DCF approach for TDRs and impaired commercial loans. The Company reports the entire change in present value in credit loss expense.

Collateral-Dependent Assets

A loan is considered a collateral-dependent financial asset when:
•The Company determines foreclosure is probable or
•The borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral.

For all collateral-dependent loans, the Company measures the allowance for expected credit losses as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale, of the collateral, the measure of credit losses does not incorporate estimated costs to sell.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Qualitative Reserves

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macro-economic forecasts. The June 30, 2020 ACL estimate includes qualitative adjustments to adjust for limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic conditions used to develop the models and to give consideration to significant government relief programs, stimulus, and internal credit accommodations. Management believes the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

TDRs

TDR Impact to ACL

The Company’s policies for estimating the ACL also apply to TDRs as follows:

•The Company reflects the impact of the concession in the ALLL for TDRs. Interest rate concessions and significant term deferrals can only be captured within the ALLL by using a DCF method. Therefore, in circumstances in which the Company offers such extensions in its TDR modification, it uses a DCF method to calculate the ALLL.

•The Company recognizes the impact of a TDR modification to the ALLL when the Company has a reasonable expectation that the TDR modification will be executed.

Recently Issued Accounting Standards Not Yet Adopted

There are no recently issued GAAP accounting developments that we expect will have a material impact on the Company's business, financial position, results of operations, or disclosures upon adoption.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2020 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2020 except as noted in Notes 14, 15, and 17.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,505,434	$16,362	$(1)	$1,521,795	$4,086,733	$4,497	$(292)	$4,090,938
Corporate debt securities	98,389	110	(13)	98,486	139,696	39	(22)	139,713
ABS	113,611	983	(1,329)	113,265	138,839	1,034	(1,473)	138,400
State and municipal securities	5	—	—	5	9	—	—	9
MBS:
GNMA - Residential	4,154,798	111,781	(161)	4,266,418	4,868,512	12,895	(16,066)	4,865,341
GNMA - Commercial	1,002,210	26,394	—	1,028,604	773,889	6,954	(1,785)	779,058
FHLMC and FNMA - Residential	4,866,733	78,804	(1,465)	4,944,072	4,270,426	14,296	(30,325)	4,254,397
FHLMC and FNMA - Commercial	68,821	6,460	(3)	75,278	69,242	2,665	(5)	71,902
Total investments in debt securities AFS	$11,810,001	$240,894	$(2,972)	$12,047,923	$14,347,346	$42,380	$(49,968)	$14,339,758

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$23,342	$353	$—	$23,695	$—	$—	$—	$—
MBS:
GNMA - Residential	2,319,089	62,751	(930)	2,380,910	1,948,025	11,354	(7,670)	1,951,709
GNMA - Commercial	2,887,131	122,984	—	3,010,115	1,990,772	20,115	(5,369)	2,005,518
Total investments in debt securities HTM	$5,229,562	$186,088	$(930)	$5,414,720	$3,938,797	$31,469	$(13,039)	$3,957,227

As of June 30, 2020 and December 31, 2019, the Company had investment securities with an estimated carrying value of $5.0 billion and $7.5 billion, respectively, pledged as collateral, which were comprised of the following: $359.2 million and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.8 billion and $3.5 billion, respectively, were pledged to secure public fund deposits; $129.7 million and $148.5 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $350.0 million and $699.1 million, respectively, were pledged to deposits with clearing organizations; and $425.9 million and $461.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At June 30, 2020 and December 31, 2019, the Company had $40.4 million and $46.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2020 or December 31, 2019.

There were no transfers of securities between AFS and HTM during the periods ended June 30, 2020 or December 31, 2019.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$1,028,954	$1,033,024
Due after 1 year but within 5 years	656,560	671,008
Due after 5 years but within 10 years	424,030	439,653
Due after 10 years	9,700,457	9,904,238
Total	$11,810,001	$12,047,923

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	17,207	17,307
Due after 5 years but within 10 years	6,135	6,388
Due after 10 years	5,206,220	5,391,025
Total	$5,229,562	$5,414,720

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of June 30, 2020 and December 31, 2019 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$139,982	$(1)	$—	$—	$200,096	$(167)	$499,883	$(125)
Corporate debt securities	56,893	(13)	—	—	110,802	(22)	—	—
ABS	12,779	(69)	38,538	(1,260)	27,662	(44)	47,616	(1,429)
MBS:
GNMA - Residential	21,157	(26)	28,479	(135)	2,053,763	(6,895)	997,024	(9,171)
GNMA - Commercial	—	—	—	—	217,291	(1,756)	14,300	(29)
FHLMC and FNMA - Residential	525,099	(1,177)	26,452	(288)	660,078	(4,110)	1,344,057	(26,215)
FHLMC and FNMA - Commercial	—	—	425	(3)	—	—	430	(5)
Total investments in debt securities AFS	$755,910	$(1,286)	$93,894	$(1,686)	$3,269,692	$(12,994)	$2,903,310	$(36,974)

The following table presents the aggregate amount of unrealized losses as of June 30, 2020 and December 31, 2019 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$81,040	$(930)	$—	$—	$559,058	$(2,004)	$657,733	$(5,666)
GNMA - Commercial	—	—	—	—	731,445	(5,369)	—	—
Total investments in debt securities HTM	$81,040	$(930)	$—	$—	$1,290,503	$(7,373)	$657,733	$(5,666)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS securities against its investments in debt securities at June 30, 2020 or December 31, 2019.

Management has concluded that the unrealized losses on its investments in debt securities for which it has not recorded an allowance (which were comprised of 218 individual securities at June 30, 2020) are not credit related since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity.

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019
Proceeds from the sales of AFS securities	$631,459	$344,792	$1,553,560	$627,664

Gross realized gains	$22,516	$2,528	$32,829	$3,340
Gross realized losses	—	(149)	(1,034)	(2,961)
Net realized gains/(losses) (1)	$22,516	$2,379	$31,795	$379
(1) Includes net realized gain/(losses) on trading securities of $0.5 million and $(0.9) million for the three-month and six-month periods ended June 30, 2020, respectively, and $(12.0) thousand and $(0.3) million for the three-month and six-month periods ended June 30, 2019, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	June 30, 2020	December 31, 2019
FHLB of Pittsburgh and FRB stock	$659,146	$716,615
LIHTC investments	285,932	265,271
Equity securities not held for trading (1)	13,221	12,697
Interest-bearing deposits with an affiliate bank	750,000	—
Trading securities	19,766	1,097
Total	$1,728,065	$995,680
(1) Includes $0.2 million and zero of equity certificates related to an off-balance sheet securitization as of June 30, 2020 and December 31, 2019, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2020, the Company purchased $2.9 million and $118.6 million of FHLB stock at par, respectively, and redeemed $128.6 million and $176.0 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the six-month period ended June 30, 2020, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of June 30, 2020, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

Interest-bearing deposits include deposits maturing in more than 90 days with Santander.

NOTE 2. INVESTMENT SECURITIES (continued)

With the exception of equity and trading securities which are measured at fair value, the Company evaluates these other investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value. The Company held an immaterial amount of equity securities without readily determinable fair values at the reporting date.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $56.1 billion at June 30, 2020 and $53.9 billion at December 31, 2019.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2020 was $5.4 billion, compared to $1.4 billion at December 31, 2019. At June 30, 2020, LHFS included $2.6 billion of loans associated with BSPR and $1.6 billion of prime performing RICs originated for sale. For a discussion on the valuation of LHFS at fair value, see Note 12 to these Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as HFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of June 30, 2020, the carrying value of the personal unsecured held for sale portfolio was $1.0 billion. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $241.3 million as of June 30, 2020 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2020 and December 31, 2019, accrued interest receivable on the Company's loans was $711.9 million and $497.7 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,400,780	8.1%	$8,468,023	9.1%
C&I loans	17,664,463	19.3%	16,534,694	17.8%
Multifamily loans	8,562,825	9.4%	8,641,204	9.3%
Other commercial(2)	7,191,574	7.9%	7,390,795	8.2%
Total commercial LHFI	40,819,642	44.7%	41,034,716	44.4%
Consumer loans secured by real estate:
Residential mortgages	7,443,130	8.2%	8,835,702	9.5%
Home equity loans and lines of credit	4,514,680	4.9%	4,770,344	5.1%
Total consumer loans secured by real estate	11,957,810	13.1%	13,606,046	14.6%
Consumer loans not secured by real estate:
RICs and auto loans	37,365,398	40.9%	36,456,747	39.3%
Personal unsecured loans	881,244	1.0%	1,291,547	1.4%
Other consumer(3)	269,737	0.3%	316,384	0.3%
Total consumer loans	50,474,189	55.3%	51,670,724	55.6%
Total LHFI(1)	$91,293,831	100.0%	$92,705,440	100.0%
Total LHFI:
Fixed rate	$61,109,094	66.9%	$61,775,942	66.6%
Variable rate	30,184,737	33.1%	30,929,498	33.4%
Total LHFI(1)	$91,293,831	100.0%	$92,705,440	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.1 billion and $3.2 billion as of June 30, 2020 and December 31, 2019, respectively.
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

During the six-month periods ended June 30, 2020 and 2019, SC originated $7.3 billion and $5.9 billion, respectively, in Chrysler Capital loans (including the SBNA originations program), which represented 62% and 54%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2020 and 2019 was as follows:

	Three-Month Period Ended June 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$911,463	$5,712,273	$—	$6,623,736
Credit loss expense on loans	205,488	819,082	—	1,024,570
Charge-offs	(43,446)	(899,773)	—	(943,219)
Recoveries	7,617	400,035	—	407,652
Charge-offs, net of recoveries	(35,829)	(499,738)	—	(535,567)
ALLL, end of period	$1,081,122	$6,031,617	$—	$7,112,739

Reserve for unfunded lending commitments, beginning of period	$140,631	$29,309	$—	$169,940
Credit loss expense on unfunded lending commitments	(45,450)	(1,747)	—	(47,197)
Reserve for unfunded lending commitments, end of period	95,181	27,562	—	122,743
Total ACL, end of period	$1,176,303	$6,059,179	$—	$7,235,482

	Six-Month Period Ended June 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	151,590	2,431,041	(46,748)	2,535,883
Credit loss expense on loans	608,316	1,534,161	—	2,142,477
Charge-offs	(96,908)	(2,144,486)	—	(2,241,394)
Recoveries	18,295	1,011,289	—	1,029,584
Charge-offs, net of recoveries	(78,613)	(1,133,197)	—	(1,211,810)
ALLL, end of period	$1,081,122	$6,031,617	$—	$7,112,739

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense on unfunded lending commitments	(834)	21,340	—	20,506
Reserve for unfunded lending commitments, end of period	95,181	27,562	—	122,743
Total ACL, end of period	$1,176,303	$6,059,179	$—	$7,235,482

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$447,991	$3,348,356	$46,748	$3,843,095
Credit loss expense on loans(1)	23,671	439,846	—	463,517
Charge-offs	(36,715)	(1,208,152)	—	(1,244,867)
Recoveries	12,131	709,957	—	722,088
Charge-offs, net of recoveries	(24,584)	(498,195)	—	(522,779)
ALLL, end of period	$447,078	$3,290,007	$46,748	$3,783,833

Reserve for unfunded lending commitments, beginning of period	$86,563	$6,122	$—	$92,685
(Recovery of) / Credit loss expense on unfunded lending commitments	(3,218)	(62)	—	(3,280)
Reserve for unfunded lending commitments, end of period	83,345	6,060	—	89,405
Total ACL, end of period	$530,423	$3,296,067	$46,748	$3,873,238

	Six-Month Period Ended June 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Credit loss expense on loans(1)	45,644	1,020,899	—	1,066,543
Charge-offs	(60,316)	(2,632,770)	(275)	(2,693,361)
Recoveries	20,664	1,492,857	—	1,513,521
Charge-offs, net of recoveries	(39,652)	(1,139,913)	(275)	(1,179,840)
ALLL, end of period	$447,078	$3,290,007	$46,748	$3,783,833

Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
Release of unfunded lending commitments	(6,127)	32	—	(6,095)
Reserve for unfunded lending commitments, end of period	83,345	6,060	—	89,405
Total ACL, end of period	$530,423	$3,296,067	$46,748	$3,873,238
(1) Credit loss expense includes $20.4 million related to retail installment contracts transferred to held for sale during the three and six months ended June 30, 2019.

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

The Company estimates life-time expected losses based on prospective information as well as account-level models based on historical data. Unemployment, HPI, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). The used vehicle index is also used to estimate the loss in the event of default. The historic volume of loan deferrals provided to customers impacted by COVID-19 has driven positive trends in delinquencies and severity (charge-offs) in the quarter, however, the inclusion of key loan characteristics as inputs to the models (including number of extensions) and management’s evaluation of qualitative factors ensure the allowance is appropriate.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company has determined the reasonable and supportable period to be three years, at which time the economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data. The Company generally uses a third party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for macroeconomic uncertainty. The baseline scenario was based on the latest consensus forecasts available which show a steep decline in key variables in this quarter, including a sharp increase in unemployment rates (which are a key driver to losses), followed by a recovery in the second half of the year, supported by reopening of the economy and government stimulus. The scenarios are periodically updated over a reasonable and supportable time horizon, with weightings assigned by management and approved through established committee governance.

To capture potential additional default risk as well as potential decreases in collateral resulting from COVID-19, for the three-month period ended June 30, 2020, the Company adjusted the ACL as follows:
•For RICs, the Company adjusted the ACL using the latest consensus forecasts available which show a steep decline in key variables in this quarter, including a sharp increase in unemployment rates (which are a key driver to losses), followed by a recovery in the second half of the year, supported by reopening of the economy and government stimulus.
•For other portfolios, in addition to the pandemic-specific economic forecast, the Company considered other specific portfolio characteristics, to determine an appropriate ACL.

The Company’s allowance for loan losses increased $489.0 million and increased $3.5 billion for the three-month and six-month periods ended June 30, 2020, respectively. For the three months ended June 30, 2020, the increase was primarily due to a reserve build associated with a weaker economic outlook related to COVID-19, partially offset by changes in balances. For the six-month period, the primary drivers were an approximately a $2.5 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of life-time expected credit losses for non-TDR loans, and approximately $542.0 million, net due to business drivers during the first quarter of 2020, including $651.0 million of additional reserves specific to COVID-19 risk, partially offset by balance changes and portfolio mix.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of (1):		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2020

Non-accrual loans:
Commercial:
CRE	$110,814	$83,117	$62,960	$—
C&I	92,895	153,428	40,875	—
Multifamily	60,188	5,112	45,460	—
Other commercial	16,440	31,987	5,790	—
Total commercial loans	280,337	273,644	155,085	—
Consumer:
Residential mortgages	147,931	134,957	77,568	—
Home equity loans and lines of credit	110,917	107,289	41,415	—
RICs and auto loans	903,290	1,643,459	187,368	62,572
Personal unsecured loans	2,801	2,212	367	—
Other consumer	10,161	11,491	81	—
Total consumer loans	1,175,100	1,899,408	306,799	62,572
Total non-accrual loans	1,455,437	2,173,052	461,884	62,572

OREO	53,258	66,828	—	—
Repossessed vehicles	131,309	212,966	—	—
Foreclosed and other repossessed assets	2,268	4,218	—	—
Total OREO and other repossessed assets	186,835	284,012	—	—
Total non-performing assets	$1,642,272	$2,457,064	$461,884	$62,572
(1) The December 31, 2019 table includes balances based on recorded investment. Differences between amortized cost and UPB were not material

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(1)	$103,448	$89,702	$193,150	$8,311,839	$8,504,989	$—
C&I(2)	36,285	62,934	99,219	18,168,280	18,267,499	—
Multifamily(3)	37,575	7,164	44,739	8,564,614	8,609,353	—
Other commercial	56,345	7,763	64,108	7,127,466	7,191,574	107
Consumer:
Residential mortgages(4)	96,234	118,981	215,215	8,258,779	8,473,994	—
Home equity loans and lines of credit	44,406	78,839	123,245	4,391,435	4,514,680	—
RICs and auto loans(5)	1,861,286	277,184	2,138,470	36,864,123	39,002,593	—
Personal unsecured loans(6)	53,540	75,954	129,494	1,769,282	1,898,776	67,045
Other consumer	9,414	8,212	17,626	252,111	269,737	—
Total	$2,298,533	$726,733	$3,025,266	$93,707,929	$96,733,195	$67,152
(1) CRE loans includes $1.1 billion of LHFS at June 30, 2020.
(2) C&I loans includes $603.0 million of LHFS at June 30, 2020.
(3) Multifamily loans includes $46.5 million of LHFS at June 30, 2020.
(4) Residential mortgages includes $1.0 billion of LHFS at June 30, 2020.
(5) Personal unsecured loans includes $1.0 billion of LHFS at June 30, 2020.
(6) RICs and auto loans includes $1.6 billion of LHFS at June 30, 2020.

	As of
	December 31, 2019
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$51,472	$65,290	$116,762	$8,351,261	$8,468,023	$—
C&I (1)	55,957	84,640	140,597	16,510,391	16,650,988	—
Multifamily	10,456	3,704	14,160	8,627,044	8,641,204	—
Other commercial	61,973	6,352	68,325	7,322,469	7,390,794	—
Consumer:
Residential mortgages(2)	154,978	128,578	283,556	8,848,971	9,132,527	—
Home equity loans and lines of credit	45,417	75,972	121,389	4,648,955	4,770,344	—
RICs and auto loans	4,364,110	404,723	4,768,833	31,687,914	36,456,747	—
Personal unsecured loans(3)	85,277	102,572	187,849	2,110,803	2,298,652	93,102
Other consumer	11,375	7,479	18,854	297,530	316,384	—
Total	$4,841,015	$879,310	$5,720,325	$88,405,338	$94,125,663	$93,102
(1)C&I loans included $116.3 million of LHFS at December 31, 2019.
(2) Residential mortgages included $296.8 million of LHFS at December 31, 2019.
(3) Personal unsecured loans included $1.0 billion of LHFS at December 31, 2019.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2020	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2020(3)	2019	2018	2017	2016	Prior	Total
Commercial real estate
Pass	$260,691	$1,183,498	$1,746,022	$1,319,696	$853,268	$1,964,698	$7,327,873
Special mention	1,163	125,290	90,447	146,761	119,398	268,717	751,776
Substandard	—	17,276	30,250	31,879	79,673	262,281	421,359
Doubtful	—	—	—	—	—	306	306
N/A(2)	—	—	—	—	—	3,675	3,675
Total Commercial real estate	$261,854	$1,326,064	$1,866,719	$1,498,336	$1,052,339	$2,499,677	$8,504,989
C&I
Pass	$4,554,855	$3,893,807	$2,977,262	$977,492	$590,003	$2,814,553	$15,807,972
Special mention	19,708	125,414	232,373	145,859	123,415	431,816	1,078,585
Substandard	36,413	30,606	161,818	39,673	68,624	245,123	582,257
Doubtful	691	—	1	3,959	404	1,736	6,791
N/A(2)	202,024	370,714	99,650	22,094	28,388	69,024	791,894
Total C&I	$4,813,691	$4,420,541	$3,471,104	$1,189,077	$810,834	$3,562,252	$18,267,499
Multifamily
Pass	$596,068	$2,080,706	$1,802,434	$1,283,891	$583,711	$1,929,736	$8,276,546
Special mention	—	16,408	47,855	82,368	21,972	65,259	233,862
Substandard	—	3,788	—	53,514	1,750	39,893	98,945
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$596,068	$2,100,902	$1,850,289	$1,419,773	$607,433	$2,034,888	$8,609,353
Remaining commercial
Pass	$1,665,857	$1,875,752	$1,010,809	$663,880	$677,244	$940,907	$6,834,449
Special mention	9,606	2,910	10,553	15,891	13,358	242,899	295,217
Substandard	471	1,021	5,954	11,511	8,856	33,661	61,474
Doubtful	—	—	120	29	214	71	434
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$1,675,934	$1,879,683	$1,027,436	$691,311	$699,672	$1,217,538	$7,191,574
Total Commercial loans
Pass	$7,077,471	$9,033,763	$7,536,527	$4,244,959	$2,704,226	$7,649,894	$38,246,840
Special mention	30,477	270,022	381,228	390,879	278,143	1,008,691	2,359,440
Substandard	36,884	52,691	198,022	136,577	158,903	580,958	1,164,035
Doubtful	691	—	121	3,988	618	2,113	7,531
N/A(2)	202,024	370,714	99,650	22,094	28,388	72,699	795,569
Total commercial loans	$7,347,547	$9,727,190	$8,215,548	$4,798,497	$3,170,278	$9,314,355	$42,573,415
(1)Includes $1.8 billion of LHFS at June 30, 2020.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the six-months ended June 30, 2020.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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
(1)Includes $116.3 million of LHFS at December 31, 2019.
(2)Consists of loans that have not been assigned a regulatory rating.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of June 30, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$885,580	$1,458,569	$683,611	$683,924	$364,506	$282,890	$4,359,080	11.7%
<600	3,031,459	5,184,779	3,226,089	1,415,247	898,892	941,407	14,697,873	39.3%
600-639	1,292,685	2,309,243	1,239,841	426,809	307,914	275,111	5,851,603	15.7%
>=640	3,824,732	5,974,506	1,752,702	346,591	284,108	274,203	12,456,842	33.3%
Total	$9,034,456	$14,927,097	$6,902,243	$2,872,571	$1,855,420	$1,773,611	$37,365,398	100.0%
(1) Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)  Loans originated during the six-months ended June 30, 2020.
(3) Excludes LHFS.

December 31, 2019	RICs and auto loans
Credit Score Range	Recorded Investment (in thousands)	Percent
No FICO(1)	$3,178,459	8.7%
<600	15,013,670	41.2%
600-639	5,957,970	16.3%
>=640	12,306,648	33.8%
Total	$36,456,747	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$—	$527	$508	$—	$23,846	$24,881
70.01-80%	—	—	—	—	456	21,153	21,609
80.01-90%	—	—	—	—	—	1,888	1,888
90.01-100%	—	—	—	—	—	1,285	1,285
100.01-110%	—	—	—	—	—	205	205
LTV>110%	—	—	—	—	—	423	423
LTV - N/A(2)	4,105	13,129	7,694	9,885	8,797	21,246	64,856
<600
LTV <= 70%	$844	$2,469	$2,631	$17,153	$13,278	$131,518	$167,893
70.01-80%	824	5,175	5,104	5,562	5,112	12,978	34,755
80.01-90%	—	5,273	12,828	5,073	252	2,080	25,506
90.01-100%	—	8,130	—	—	219	936	9,285
100.01-110%	—	—	—	—	—	727	727
LTV>110%	—	—	—	—	—	1,621	1,621
LTV - N/A(2)	—	—	—	—	—	63	63
600-639
LTV <= 70%	$2,686	$8,518	$10,572	$11,914	$14,745	$90,769	$139,204
70.01-80%	2,345	3,979	2,864	3,992	2,756	9,381	25,317
80.01-90%	459	6,397	8,444	3,680	—	1,277	20,257
90.01-100%	882	5,980	177	—	—	719	7,758
100.01-110%	—	—	—	—	—	785	785
LTV>110%	—	—	—	—	—	1,228	1,228
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$2,747	$18,935	$20,470	$31,462	$29,651	$131,277	$234,542
70.01-80%	4,467	22,995	11,654	7,759	3,952	7,114	57,941
80.01-90%	1,243	8,453	18,079	6,358	—	1,731	35,864
90.01-100%	2,512	14,658	194	—	—	1,213	18,577
100.01-110%	—	—	—	—	—	570	570
LTV>110%	—	—	—	—	—	441	441
LTV - N/A(2)	—	—	—	—	—	38	38
680-719
LTV <= 70%	$19,353	$47,345	$40,864	$77,285	$61,120	$226,123	$472,090
70.01-80%	19,074	56,309	28,699	16,310	9,506	6,846	136,744
80.01-90%	2,520	19,942	28,010	6,190	137	3,349	60,148
90.01-100%	12,423	36,127	325	—	—	1,487	50,362
100.01-110%	—	—	—	—	—	566	566
LTV>110%	—	—	—	—	—	492	492
LTV - N/A(2)	231	—	—	—	—	80	311
720-759
LTV <= 70%	$53,791	$97,325	$89,547	$173,393	$139,901	$344,344	$898,301
70.01-80%	41,227	100,520	60,188	21,464	12,614	8,215	244,228
80.01-90%	6,824	48,682	52,732	13,132	224	2,124	123,718
90.01-100%	21,757	52,828	—	13	—	538	75,136
100.01-110%	—	—	—	—	—	592	592
LTV>110%	—	—	—	—	—	820	820
LTV - N/A(2)	499	—	—	—	—	237	736
>=760
LTV <= 70%	$147,498	$377,193	$249,148	$624,069	$682,579	$1,324,440	$3,404,927
70.01-80%	89,572	356,464	148,998	79,307	28,609	16,725	719,675
80.01-90%	12,902	129,572	87,007	24,838	158	5,011	259,488
90.01-100%	22,395	65,665	—	—	95	4,371	92,526
100.01-110%	—	—	—	—	77	276	353
LTV>110%	—	—	—	—	93	2,727	2,820
LTV - N/A(2)	156	1,102	—	—	—	320	1,578
Total - All FICO Bands
LTV <= 70%	$226,919	$551,785	$413,759	$935,784	$941,274	$2,272,317	$5,341,838
70.01-80%	157,509	545,442	257,507	134,394	63,005	82,412	1,240,269
80.01-90%	23,948	218,319	207,100	59,271	771	17,460	526,869
90.01-100%	59,969	183,388	696	13	314	10,549	254,929
100.01-110%	—	—	—	—	77	3,721	3,798
LTV>110%	—	—	—	—	93	7,752	7,845
LTV - N/A(2)	4,991	14,231	7,694	9,885	8,797	21,984	67,582
Grand Total	$473,336	$1,513,165	$886,756	$1,139,347	$1,014,331	$2,416,195	$7,443,130
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the six-months ended June 30, 2020.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of June 30, 2020	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$3	$6	$128	$32	$1,779	$39,684	$41,632	$8,382
70.01-90%	—	20	—	180	698	12,795	13,693	203
90.01-110%	—	—	—	—	—	1,890	1,890	—
LTV>110%	—	—	—	—	—	110	110	—
LTV - N/A(2)	5,641	14,130	17,593	16,764	12,846	81,025	147,999	—
<600
LTV <= 70%	$75	$1,286	$6,233	$12,651	$15,838	$136,418	$172,501	$160,821
70.01-90%	241	1,278	5,542	4,257	1,891	14,164	27,373	25,973
90.01-110%	—	—	—	—	—	3,242	3,242	2,898
LTV>110%	—	—	—	—	—	3,529	3,529	3,354
LTV - N/A(2)	—	—	—	15	—	531	546	—
600-639
LTV <= 70%	$456	$3,750	$9,002	$11,382	$11,945	$108,247	$144,782	$141,223
70.01-90%	282	3,405	4,205	4,563	930	13,831	27,216	26,716
90.01-110%	—	—	—	—	—	2,735	2,735	2,572
LTV>110%	—	—	—	—	—	1,322	1,322	1,268
LTV - N/A(2)	—	—	—	—	—	41	41	—
640-679
LTV <= 70%	$3,161	$14,182	$21,111	$24,409	$22,616	$162,386	$247,865	$244,981
70.01-90%	2,964	11,209	15,972	8,636	4,137	20,601	63,519	63,621
90.01-110%	—	49	—	—	—	6,038	6,087	5,593
LTV>110%	49	—	—	—	—	2,871	2,920	2,864
LTV - N/A(2)	—	96	—	—	—	108	204	—
680-719
LTV <= 70%	$16,884	$30,602	$45,671	$50,892	$52,600	$275,868	$472,517	$465,016
70.01-90%	7,604	25,255	28,220	23,606	5,556	31,641	121,882	122,310
90.01-110%	145	—	—	—	—	11,398	11,543	11,211
LTV>110%	—	—	228	—	—	4,956	5,184	4,863
LTV - N/A(2)	41	—	—	—	—	81	122	—
720-759
LTV <= 70%	$23,514	$51,429	$69,467	$75,952	$70,675	$376,303	$667,340	$658,903
70.01-90%	13,548	33,229	40,610	31,839	7,607	38,422	165,255	164,950
90.01-110%	—	133	4	—	—	12,751	12,888	11,664
LTV>110%	—	—	—	—	—	10,310	10,310	9,922
LTV - N/A(2)	311	72	—	65	—	157	605	—
>=760
LTV <= 70%	$64,081	$145,116	$185,988	$183,811	$164,397	$988,605	$1,731,998	$1,706,323
70.01-90%	29,373	76,230	81,349	54,257	17,771	104,747	363,727	365,233
90.01-110%	289	85	—	—	—	25,698	26,072	25,224
LTV>110%	426	79	—	—	—	14,287	14,792	14,209
LTV - N/A(2)	333	264	132	70	—	440	1,239	—
Total - All FICO Bands
LTV <= 70%	$108,174	$246,371	$337,600	$359,129	$339,850	$2,087,511	$3,478,635	$3,385,649
LTV 70.01 - 90%	54,012	150,626	175,898	127,338	38,590	236,201	782,665	769,006
LTV 90.01 - 110%	434	267	4	—	—	63,752	64,457	59,162
LTV>110%	475	79	228	—	—	37,385	38,167	36,480
LTV - N/A(2)	6,326	14,562	17,725	16,914	12,846	82,383	150,756	—
Grand Total	$169,421	$411,905	$531,455	$503,381	$391,286	$2,507,232	$4,514,680	$4,250,297
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Residential Mortgages(1)(3)
December 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$92,052	$4,654	$534	$—	$—	$—	$—	$97,240
<600	33	180,465	48,344	36,401	27,262	1,518	2,325	296,348
600-639	31	122,675	45,189	34,690	37,358	636	1,108	241,687
640-679	1,176	263,781	89,179	78,215	87,067	946	1,089	521,453
680-719	7,557	511,018	219,766	132,076	155,857	1,583	2,508	1,030,365
720-759	14,427	960,290	413,532	195,335	191,850	1,959	3,334	1,780,727
>=760	36,621	3,324,285	938,368	353,989	203,665	3,673	7,281	4,867,882
Grand Total	$151,897	$5,367,168	$1,754,912	$830,706	$703,059	$10,315	$17,645	$8,835,702
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019

Performing	$3,850,850	$3,646,354
Non-performing	449,245	673,777
Total (1)	$4,300,095	$4,320,131
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2020 and 2019:

	Three-Month Period Ended June 30, 2020
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	9	$13,047	$13,047
C&I	354	27,130	27,226
Multi-family	5	51,466	51,466
Other commercial	4	72	72
Consumer:
Residential mortgages(3)	15	1,811	1,809
Home equity loans and lines of credit	22	2,693	2,939
RICs and auto loans	45,060	896,193	911,804
Personal unsecured loans	1	—	—
Other consumer	765	27,383	27,726
Total	46,235	$1,019,795	$1,036,089

	Six-Month Period Ended June 30, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	11	$14,974	$14,974
C&I	389	27,965	28,063
Multi-family	5	51,466	51,466
Other commercial	5	117	117
Consumer:
Residential mortgages(3)	28	3,672	3,814
Home equity loans and lines of credit	50	4,767	5,034
RICs and auto loans	54,855	1,072,573	1,088,570
Personal unsecured loans	2	—	—
Other consumer	798	28,575	28,908
Total	56,143	$1,204,109	$1,220,946
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	8	$423	$416
C&I	14	318	317
Consumer:
Residential mortgages(3)	22	4,011	4,088
Home equity loans and lines of credit	35	2,863	3,181
RICs and auto loans	17,322	294,796	295,513
Personal unsecured loans	74	736	745
Other consumer	13	442	439
Total	17,488	$303,589	$304,699

	Six-Month Period Ended June 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	25	$45,131	$46,230
C&I	38	938	938
Consumer:
Residential mortgages(3)	48	7,524	7,758
Home equity loans and lines of credit	75	7,858	8,597
RICs and auto loans	37,171	624,938	626,273
Personal unsecured loans	125	1,307	1,313
Other consumer	19	625	621
Total	37,501	$688,321	$691,730
(1) Pre-TDR modification outstanding recorded investment amount is the month-end balance prior to the month in which the modification occurred.
(2)Post-TDR modification outstanding recorded investment amount is the month-end balance for the month in which the modification occurred.
(3)The post-TDR modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2020 and 2019, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2020		2019		2020		2019
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	14	$2,909	1	$93	32	$5,114	2	$223
C&I	5	1,045	10	254	16	8,260	25	845
Other commercial	—	—	—	—	1	45	—	—
Consumer:
Residential mortgages	22	3,640	26	2,826	30	4,880	79	7,628
Home equity loans and lines of credit	10	1,142	9	641	22	3,104	15	1,066
RICs and auto loans	2,000	31,441	5,326	89,749	6,076	100,437	12,885	215,071
Personal unsecured loans	—	—	57	646	—	—	117	1,180
Other consumer	35	1,519	—	—	46	1,807	—	—
Total	2,086	$41,696	5,429	$94,209	6,223	$123,647	13,123	$226,013
(1)Represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Lease extensions granted by the Company are not treated as modifications. Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.

Operating lease assets, net consisted of the following as of June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Leased vehicles	$21,854,377	$21,722,726
Less: accumulated depreciation	(4,647,703)	(4,159,944)
Depreciated net capitalized cost	17,206,674	17,562,782
Manufacturer subvention payments, net of accretion	(1,034,636)	(1,177,342)
Origination fees and other costs	67,584	76,542
Leased vehicles, net	16,239,622	16,461,982

Commercial equipment vehicles and aircraft, gross	28,916	41,154
Less: accumulated depreciation	(5,685)	(7,397)
Commercial equipment vehicles and aircraft, net	23,231	33,757
Total operating lease assets, net(1)	$16,262,853	$16,495,739

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2020 (in thousands):

2020	$1,439,765
2021	2,093,714
2022	974,427
2023	233,673
2024	4,072
Thereafter	7,817
Total	$4,753,468
During the three-month and six-month periods ended June 30, 2020 the Company recognized $23.1 million and $50.1 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $48.5 million and $72.5 million for the corresponding periods in 2019. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents activity in the Company's goodwill by its reporting units for the six-month period ended June 30, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
Impairment during the period	(1,557,384)	(290,844)	—	—	—	(1,848,228)
Goodwill at June 30, 2020	$322,920	$27,080	$1,095,071	$131,130	$1,019,960	$2,596,161

There were no changes to the Company's reportable segments during the first half of 2020.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company made a change in its commercial banking reportable segments beginning January 1, 2019 and, accordingly, re-allocated goodwill previously attributed to commercial banking to the related C&I and CRE&VF reporting units based on the estimated fair value of each reporting unit at January 1, 2019. Upon re-allocation, management tested the new reporting units for impairment, using the same methodology and assumptions used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. Refer to Note 17 to these Consolidated Financial Statements for additional details on the Company's reportable segments.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

The Company continually assesses whether or not there have been events requiring a review of goodwill. During the second quarter of 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company determined that a goodwill triggering event occurred for the CBB, C&I, and CRE & VF reporting units. These Q2 triggering events are in addition to the CBB triggering event during Q1 2020, whereby the estimated fair value of CBB exceeded its carrying value by less than 5%.

Based on its goodwill impairment analysis performed as of June 30, 2020 the Company concluded that a goodwill impairment charge of $1.6 billion and $290.8 million was required for the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%. The goodwill allocated to these reporting units has become more sensitive to an impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors. A risk of further impairment or impairment to additional reporting units exists in subsequent quarters if the reporting unit’s operating environment does not return to a more normalized status in the foreseeable future.

In prior annual goodwill impairment assessments, the Company determined that an equal weighting of the market and income approach valuation methods provided a reliable fair value estimate. In light of the significant market volatility arising from the continued impacts of the COVID-19 pandemic and the responses to the pandemic from multiple government agencies, the Company determined to give only a 25% weighting to the market approach in estimating the second quarter fair value of CBB, C&I, and CRE & VF, which is consistent with the approach used during the first quarter interim impairment assessment of CBB. The Company continued to analyze implied market multiples to support the valuation under the market approach.

There were no disposals, additions or impairments of goodwill for the three-month and six-month periods ended June 30, 2019.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2020		December 31, 2019
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$328,375	$(251,625)	$347,982	$(232,018)
Chrysler relationship	42,500	(96,250)	50,000	(88,750)
Trade name	13,200	(4,800)	13,500	(4,500)
Other intangibles	2,647	(54,526)	4,722	(52,450)
Total intangibles subject to amortization	$386,722	$(407,201)	$416,204	$(377,718)

At June 30, 2020 and December 31, 2019, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.7 million and $29.5 million, for the three-month and six-month periods ended June 30, 2020, respectively, and $14.7 million and $29.5 million for the corresponding periods in 2019, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2020	$58,661	$29,487	$29,174
2021	39,904	—	39,904
2022	39,901	—	39,901
2023	28,649	—	28,649
2024	24,792	—	24,792
Thereafter	224,302	—	224,302

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Operating lease ROU assets	$603,876	$656,472
Deferred tax assets	766,392	503,681
Accrued interest receivable	711,900	545,148
Derivative assets at fair value	1,644,784	555,880
Other repossessed assets	133,577	217,184
Equity method investments	268,069	271,656
MSRs	90,231	132,683
OREO	53,258	66,828
Income tax receivables	196,596	272,699
Prepaid expense	344,547	352,331
Miscellaneous assets and receivables	714,442	629,654
Total other assets	$5,527,672	$4,204,216

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

For the three-month and six-month periods ended June 30, 2020, operating lease expenses were $40.7 million and $75.8 million, respectively, compared to $36.6 million and $74.2 million for the corresponding periods in 2019. Sublease income was $1.2 million and $2.6 million, respectively, for three-month and six-month periods ended June 30, 2020 compared to $1.3 million and $1.9 million for the corresponding periods in 2019. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2020	Total Operating leases
(in thousands)
2020	$75,387
2021	132,623
2022	121,436
2023	106,528
2024	92,135
Thereafter	209,249
Total lease liabilities	$737,358
Less: Interest	(71,216)
Present value of lease liabilities	$666,142

Supplemental Balance sheet information	June 30, 2020	December 31, 2019
Operating lease ROU assets	$603,876	$656,472
Other liabilities	666,142	711,666
Weighted-average remaining lease term (years)	6.7	7.1
Weighted-average discount rate	3.1%	3.1%

	Six Months period ended
Other Information	June 30, 2020	June 30, 2019
	(in thousands)
Operating cash flows from operating leases(1)	$(72,177)	$(61,597)
Leased assets obtained in exchange for new operating lease liabilities	$(19,001)	$717,765
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $2.0 million and $1.9 million in payments during the six-month periods ended June 30, 2020 and 2019, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $10.8 million and $15.2 million at June 30, 2020 and 2019, respectively.

The remainder of Other assets is comprised of:

•Deferred tax asset, net - Refer to Note 14 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
•Derivative assets at fair value - Refer to the "Offsetting of Financial Assets" table in Note 11 to these Condensed Consolidated Financial Statements for the detail of these amounts.
•Equity method investments - The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to qualified community development entities, such as renewable energy investments, through the NMTC and CRA programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.
•MSRs - See further discussion on the valuation of the MSRs in Note 12.
•Income tax receivables - Refer to Note 14 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
•OREO and Other repossessed assets includes property and vehicles recovered through foreclosure and repossession. The balance is lower as of June 30, 2020 due to the Company’s temporary suspension of foreclosures and repossessions during the first months of the COVID-19 pandemic.
•Miscellaneous assets and receivables includes subvention receivables in connection with the agreement with Chrysler, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

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

(in thousands)	June 30, 2020	December 31, 2019
Assets
Restricted cash	$1,612,388	$1,629,870
Loans HFS	640,237	—
Loans HFI	22,489,596	26,532,328
Operating lease assets, net	16,239,622	16,461,982
Various other assets	703,234	625,359
Total Assets	$41,685,077	$45,249,539
Liabilities
Notes payable	$32,278,091	$34,249,851
Various other liabilities	101,067	188,093
Total Liabilities	$32,379,158	$34,437,944
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

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net. As of June 30, 2020 and December 31, 2019, the Company was servicing $28.1 billion and $27.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month and six-month periods ended June 30, 2020 and 2019 is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019
Assets securitized	$3,887,075	$4,913,261	$10,562,806	$9,841,723

Net proceeds from new securitizations (1)	$2,932,117	$3,794,437	$6,808,647	$7,757,055
Net proceeds from sale of retained bonds	1,526	99,999	55,993	117,305
Cash received for servicing fees (2)	246,545	289,634	493,288	497,959
Net distributions from Trusts (2)	621,708	1,078,665	1,557,381	1,671,434
Total cash received from Trusts	$3,801,896	$5,262,735	$8,915,309	$10,043,753
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three and six-months ended June 30, 2020, SC sold $512.3 million, of gross RICs to third party investors in off-balance sheet securitizations for a loss of $26.9 million. The losses were recorded in investment losses, net, in the accompanying Condensed Consolidated Statements of Income. There were no sales during the three-month or six-month periods ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, the Company was servicing $2.3 billion and $2.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	June 30, 2020	December 31, 2019
Related party SPAIN securitizations	$1,639,063	$2,149,008
Third party SCART serviced securitizations	484,413	—
Third party Chrysler Capital securitizations	127,108	259,197
Total serviced for other portfolio	$2,250,584	$2,408,205

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the three-month and six-month periods ended June 30, 2020 and 2019, respectively, were as follows:

	Three-Month Period Ended		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019
Receivables securitized (1)	$512,286	$—	$512,286	$—

Net proceeds from new securitizations	460,086	—	460,086	—
Cash received for servicing fees	5,079	9,357	11,258	19,608
Total cash received from Trusts	$465,165	$9,357	$471,344	$19,608
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,804,834	16.0%	$10,301,133	15.3%
Non-interest-bearing demand deposits	19,228,541	26.0%	14,922,974	22.2%
Savings	6,495,617	8.8%	5,632,164	8.4%
Customer repurchase accounts	354,404	0.5%	407,477	0.6%
Money market	30,551,312	41.2%	26,687,677	39.6%
CDs	5,528,540	7.5%	9,375,281	13.9%
Total deposits (1)(2)	$73,963,248	100.0%	$67,326,706	100.0%
(1) Includes deposits held for sale of $4.7 billion and zero at June 30, 2020 and December 31, 2019, respectively.
(2) Includes foreign deposits, as defined by the FRB, of $9.7 billion and $8.9 billion at June 30, 2020 and December 31, 2019, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.8 billion and $3.5 billion at June 30, 2020 and December 31, 2019, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $133.5 million and $79.2 million at June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company had $1.2 billion and $1.5 billion, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2020 were $49.9 billion, compared to $50.7 billion at December 31, 2019. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances in the open market during the six-month periods ended June 30, 2020 and 2019.

During the six-month period ended June 30, 2020, the Bank repurchased the following borrowings and other debt obligations:
•$126.4 million of its REIT preferred debt.
•$1.0 billion prepayment of FHLB advances.

During the six-month period ended June 30, 2019, the Bank repurchased the following borrowings and other debt obligations:
•$27.9 million of its subordinated notes due August 2022.
•$21.2 million of its REIT preferred debt.

SHUSA

During the six-month period ended June 30, 2020, the Company issued $2.1 billion of debt, consisting of:
•$500.0 million 5.83% senior fixed-rate note due March 2023 to Santander, an affiliate.
•$447.1 million of its senior floating-rate note due April 2023.
•$1.0 billion 3.45% senior fixed-rate note due June 2025.
•$125.0 million 2.0% short-term borrowing due February 2021 to an affiliate.

During the six-month period ended June 30, 2020, the Company repurchased the following borrowings and other debt obligations:
•$1.0 billion of its 2.65% senior notes due April 2020.

NOTE 9. BORROWINGS (continued)

During the six-month period ended June 30, 2019, the Company issued $1.0 billion of 3.50% senior notes due June 2024 and the Company also redeemed $178.7 million of its 2.70% senior notes due May 2019.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.65% senior notes due April 2020	$—	—%	$999,502	2.82%
4.45% senior notes due December 2021	604,629	4.61%	604,172	4.61%
3.70% senior notes due March 2022	849,155	3.74%	849,465	3.74%
3.40% senior notes due January 2023	996,665	3.54%	996,043	3.54%
3.50% senior notes due June 2024	996,238	3.60%	995,797	3.60%
4.50% senior notes due July 2025	1,096,787	4.56%	1,096,508	4.56%
4.40% senior notes due July 2027	1,049,820	4.40%	1,049,813	4.40%
2.88% senior notes due January 2024 (4)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (4)	500,000	5.83%	—	—%
3.24% senior notes due November 2026	910,515	3.97%	907,844	3.97%
3.45% senior notes, due June 2025	994,329	3.58%	—	—%
Senior notes due September 2020 (2)	106,173	3.51%	112,358	3.36%
Senior notes due June 2022(1)	427,907	2.43%	427,889	3.47%
Senior notes due January 2023 (3)	720,882	2.69%	720,861	3.29%
Senior notes due July 2023 (3)	438,991	2.66%	438,962	2.48%
Senior notes due April 2023 (3)	447,006	3.52%	—	—%
Short-term borrowing due within one year, with an affiliate	125,000	2.00%	—	—%
Subsidiaries
2.00% subordinated debt maturing through 2020	284	2.00%	602	2.00%
Short-term borrowing due within one year, maturing July 2020	8,000	0.05%	1,831	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$11,022,381	3.75%	$9,951,647	3.68%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) These notes are with SHUSA's parent company, Santander.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$5,400,000	1.14%	$7,035,000	2.15%
REIT preferred, callable May 2020	—	—%	125,943	13.17%
Total Bank borrowings and other debt obligations	$5,400,000	1.14%	$7,160,943	2.34%

The Bank had outstanding irrevocable letters of credit totaling $340.8 million from the FHLB of Pittsburgh at June 30, 2020 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2021	$46,445	$1,250,000	2.03%	$743,224	$1
Warehouse line due November 2021	428,120	500,000	1.94%	406,684	—
Warehouse line due July 2021	322,790	500,000	2.58%	328,473	—
Warehouse line due October 2021	509,577	2,100,000	2.43%	1,234,913	17
Warehouse line due June 2021	325,683	500,000	2.23%	442,349	—
Warehouse line due January 2022	649,400	1,000,000	2.03%	875,599	—
Warehouse line due June 2021	377,600	600,000	2.27%	199,388	1,684
Warehouse line due October 2021(3)	152,000	1,500,000	4.28%	136,639	—
Warehouse line due October 2021(1)	832,943	3,500,000	3.75%	415,514	—
Repurchase facility due October 2020(2)	253,128	253,128	3.80%	377,550	—
Repurchase facility due September 2020(2)	44,800	44,800	2.24%	69,945	—
Total facilities with third parties	$3,942,486	$11,747,928	2.72%	$5,230,278	$1,702

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Total facilities with related parties	$2,000,000	$2,000,000	1.40%	$—	$—

Total SC revolving credit facilities	$5,942,486	$13,747,928	2.28%	$5,230,278	$1,702
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

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between April 2022 and May 2028(1)(4)	$17,858,305	$44,115,005	1.29% - 3.42%	$22,498,984	$1,571,364
SC privately issued amortizing notes maturing on various dates between June 2022 and November 2026 (3)	9,634,154	10,597,563	1.28% - 3.90%	12,483,110	39,323
Total SC secured structured financings	$27,492,459	$54,712,568	1.28% - 3.90%	$34,982,094	$1,610,687
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.
(4) As of June 30, 2020, $4.5 million in secured structured financing is held by Santander.

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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of June 30, 2020 and December 31, 2019, SC had private issuances of notes backed by vehicle leases outstanding totaling $10.8 billion and $10.2 billion, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2020, and 2019, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2020			March 31, 2020		June 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$4,230	$3,014	$7,244
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	137	(33)	104
Net unrealized gains on cash flow hedge derivative financial instruments	4,367	2,981	7,348	$128,191	$7,348	$135,539

Change in unrealized gains on investments in debt securities AFS	4,716	(688)	4,028
Reclassification adjustment for (gains) included in net income/(expense) on debt securities AFS (2)	(22,516)	3,285	(19,231)
Net unrealized gains on investments in debt securities AFS	(17,800)	2,597	(15,203)	183,443	(15,203)	168,240
Pension and post-retirement actuarial gain(3)	753	(193)	560	(44,653)	560	(44,093)

As of June 30, 2020	$(12,680)	$5,385	$(7,295)	$266,981	$(7,295)	$259,686

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2020			December 31, 2019		June 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$214,924	$(59,482)	$155,442
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	273	(62)	211
Net unrealized gains on cash flow hedge derivative financial instruments	215,197	(59,544)	155,653	$(20,114)	$155,653	$135,539

Change in unrealized gains on investments in debt securities	282,702	(67,363)	215,339
Reclassification adjustment for net (gains) included in net income/(expense) on debt securities AFS (2)	(31,795)	7,576	(24,219)
Net unrealized gains on investments in debt securities	250,907	(59,787)	191,120	(22,880)	191,120	168,240
Pension and post-retirement actuarial gain(3)	1,506	(386)	1,120	(45,213)	1,120	(44,093)
As of June 30, 2020	$467,610	$(119,717)	$347,893	$(88,207)	$347,893	$259,686
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
(3) Included in the computation of net periodic pension costs.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended June 30, 2019			March 31, 2019		June 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated other comprehensive income on cash flow hedge derivative financial instruments	$15,761	$(10,969)	$4,792
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(5,058)	1,399	(3,659)
Net unrealized gains on cash flow hedge derivative financial instruments	10,703	(9,570)	1,133	$(12,809)	$1,133	$(11,676)

Change in unrealized gains on investment securities AFS	152,353	(37,266)	115,087
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(2,379)	582	(1,797)
Net unrealized (losses) on investment securities AFS	149,974	(36,684)	113,290	(154,263)	113,290	(40,973)

Pension and post-retirement actuarial gain(4)	6,274	(183)	6,091	(49,961)	6,091	(43,870)

As of June 30, 2019	$166,951	$(46,437)	$120,514	$(217,033)	$120,514	$(96,519)

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Six-Month Period Ended June 30, 2019			December 31, 2018		June 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated OCI on cash flow hedge derivative financial instruments	$26,163	$(12,971)	$13,192
Reclassification adjustment for net (gains) on cash flow hedge derivative financial instruments(1)	(7,181)	2,126	(5,055)
Net unrealized gains on cash flow hedge derivative financial instruments	18,982	(10,845)	8,137	$(19,813)	$8,137	$(11,676)

Change in unrealized gains on investment securities	273,730	(68,652)	205,078
Reclassification adjustment for net losses included in net income/(expense) on debt securities AFS (2)	(379)	95	(284)
Net unrealized gains on investment securities	273,351	(68,557)	204,794	(245,767)	204,794	(40,973)
Pension and post-retirement actuarial gain(3)	12,575	(373)	12,202	(56,072)	12,202	(43,870)
As of June 30, 2019	$304,908	$(79,775)	$225,133	$(321,652)	$225,133	$(96,519)
(1) - (3) Refer to the corresponding explanations in the table above.

NOTE 11. DERIVATIVES

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

See Note 12 to these Condensed Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2020, derivatives in this category had a fair value of $0.2 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the second quarter of 2020, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

NOTE 11. DERIVATIVES (continued)

As of June 30, 2020 and December 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $11.3 million and $7.8 million, respectively. The Company had $36.0 million and $8.6 million in cash and securities collateral posted to cover those positions as of June 30, 2020 and December 31, 2019, respectively.

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

The last of the hedges is scheduled to expire in March 2024. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2020, the Company expected $32.3 million of gains recorded in accumulated other comprehensive loss to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2020 and December 31, 2019 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,750,000	$—	$88,512	0.23%	1.49%	2.19
Pay variable - receive fixed interest rate swaps	7,070,000	194,232	—	1.41%	0.18%	2.19
Interest rate floor	3,950,000	56,194	—	1.75%	—%	0.84
Total	$13,770,000	$250,426	$88,512	1.27%	0.39%	1.80

December 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,650,000	$2,807	$39,128	1.85%	1.91%	1.86
Pay variable - receive fixed interest rate swaps	7,570,000	7,462	29,209	1.43%	1.73%	2.39
Interest rate floor	3,800,000	18,762	—	0.19%	—%	1.28
Total	$14,020,000	$29,031	$68,337	1.17%	1.29%	1.99

NOTE 11. DERIVATIVES (continued)

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

NOTE 11. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2020 and December 31, 2019 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Mortgage banking derivatives:
Forward commitments to sell loans	$549,805	$452,994	$51	$18	$3,483	$360
Interest rate lock commitments	322,558	167,423	16,435	3,042	—	—
Mortgage servicing	620,000	510,000	47,369	15,134	18,733	2,547
Total mortgage banking risk management	1,492,363	1,130,417	63,855	18,194	22,216	2,907

Customer-related derivatives:
Swaps receive fixed	16,635,322	11,225,376	1,251,458	375,541	397	12,330
Swaps pay fixed	17,081,403	11,975,313	2,299	23,271	1,223,746	336,361
Other	3,637,631	3,532,959	7,507	3,457	14,760	4,848
Total customer-related derivatives	37,354,356	26,733,648	1,261,264	402,269	1,238,903	353,539

Other derivative activities:
Foreign exchange contracts	3,700,790	3,724,007	42,671	33,749	35,118	34,428
Interest rate swap agreements	258,747	1,290,560	—	—	17,797	11,626
Interest rate cap agreements	10,894,523	9,379,720	6,461	62,552	—	—
Options for interest rate cap agreements	10,894,523	9,379,720	—	—	6,461	62,552
Other	691,071	1,087,986	20,709	10,536	25,876	13,025
Total	$65,286,373	$52,726,058	$1,394,960	$527,300	$1,346,371	$478,077

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2020 and 2019:

(in thousands)		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	Line Item	2020	2019	2020	2019
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$(7,497)	$13,842	$(8,321)	$26,782
Pay variable receive-fixed interest rate swap	Interest income on loans	26,079	(11,250)	22,924	(22,698)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	7,741	(819)	(3,090)	834
Interest rate lock commitments	Miscellaneous income, net	1,395	1,495	13,392	1,794
Mortgage servicing	Miscellaneous income, net	2,727	12,947	32,113	21,301
Customer-related derivatives	Miscellaneous income, net	23,739	(2,291)	8,120	(16,350)
Foreign exchange	Miscellaneous income, net	1,783	6,044	12,805	29,977
Interest rate swaps, caps, and options	Miscellaneous income, net	(1,028)	5,421	(10,686)	7,866
Other	Miscellaneous income, net	(4,149)	843	(3,919)	(368)
(1) Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 11. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $7.2 million and $155.4 million, net of tax, for the three-month and six-month periods ended June 30, 2020, respectively, and gains of $4.8 million and $13.2 million, net of tax, for the three-month and six-month periods ended June 30, 2019, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $0.1 million and $0.2 million, net of tax, for the three-month and six-month periods ended June 30, 2020, respectively, and gains of $3.7 million and $5.1 million, net of tax, for the three-month and six-month periods ended June 30, 2019, respectively.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
June 30, 2020
Cash flow hedges	$250,427	$—	$250,427	$144,680	$105,747
Other derivative activities(1)	1,378,524	602	1,377,922	11,880	1,366,042
Total derivatives subject to a master netting arrangement or similar arrangement	1,628,951	602	1,628,349	156,560	1,471,789
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	16,435	—	16,435	—	16,435
Total Derivative Assets	$1,645,386	$602	$1,644,784	$156,560	$1,488,224

December 31, 2019
Cash flow hedges	$29,031	$—	$29,031	$17,790	$11,241
Other derivative activities(1)	524,258	435	523,823	51,437	472,386
Total derivatives subject to a master netting arrangement or similar arrangement	553,289	435	552,854	69,227	483,627
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,042	—	3,042	—	3,042
Total Derivative Assets	$556,331	$435	$555,896	$69,227	$486,669
(1)Includes customer-related and other derivatives.
(2)Includes mortgage banking derivatives.
(3)Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities, as applicable, in the Condensed Consolidated Balance Sheets. Financial instruments that are pledged to the Company are not reflected in the accompanying Condensed Consolidated Balance Sheets since the Company does not control or have the ability to re-hypothecate these instruments.

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
June 30, 2020
Cash flow hedges	$88,512	$—	$88,512	$88,512	$—
Other derivative activities(1)	1,342,888	10,625	1,332,263	708,705	623,558
Total derivatives subject to a master netting arrangement or similar arrangement	1,431,400	10,625	1,420,775	797,217	623,558
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,483	—	3,483	2,800	683
Total Derivative Liabilities	$1,434,883	$10,625	$1,424,258	$800,017	$624,241

December 31, 2019
Cash flow hedges	$68,337	$—	$68,337	$68,337	$—
Other derivative activities(1)	477,717	9,406	468,311	436,301	32,010
Total derivatives subject to a master netting arrangement or similar arrangement	546,054	9,406	536,648	504,638	32,010
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	360	—	360	273	87
Total Derivative Liabilities	$546,414	$9,406	$537,008	$504,911	$32,097
(1)Includes customer-related and other derivatives.
(2)Includes mortgage banking derivatives.
(3)Cash collateral pledged and financial instruments pledged is reported in Other assets in the Condensed Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

NOTE 12. FAIR VALUE

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

NOTE 12. FAIR VALUE (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2020 and December 31, 2019.

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Financial assets:
U.S. Treasury securities	$—	$1,521,795	$—	$1,521,795	$—	$4,090,938	$—	$4,090,938
Corporate debt	—	98,486	—	98,486	—	139,713	—	139,713
ABS	—	62,601	50,664	113,265	—	75,165	63,235	138,400
State and municipal securities	—	5	—	5	—	9	—	9
MBS	—	10,314,372	—	10,314,372	—	9,970,698	—	9,970,698
Investment in debt securities AFS(3)	—	11,997,259	50,664	12,047,923	—	14,276,523	63,235	14,339,758
Other investments - trading securities	—	19,766	—	19,766	379	718	—	1,097
RICs HFI(4)	—	—	72,862	72,862	—	17,634	84,334	101,968
LHFS (1)(5)	—	241,250	—	241,250	—	289,009	—	289,009
MSRs (2)	—	—	88,674	88,674	—	—	130,855	130,855
Other assets - derivatives (3)	—	1,628,619	16,767	1,645,386	—	553,222	3,109	556,331
Total financial assets (6)	$—	$13,886,894	$228,967	$14,115,861	$379	$15,137,106	$281,533	$15,419,018
Financial liabilities:
Other liabilities - derivatives (3)	—	1,428,086	6,797	1,434,883	—	543,560	2,854	546,414
Total financial liabilities	$—	$1,428,086	$6,797	$1,434,883	$—	$543,560	$2,854	$546,414
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2) The Company had total MSRs of $90.2 million and $132.7 million as of June 30, 2020 and December 31, 2019, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.
(3) Refer to Note 2 for the fair value of investment securities and to Note 11 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $229.0 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.6% of total assets measured at fair value on a recurring basis and approximately 0.2% of total consolidated assets.

NOTE 12. FAIR VALUE (continued)

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

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net gain on sale of investment securities.

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. At December 31, 2019, the Company has used the most recent purchase price as the fair value for certain loans and hence classified those RICs as Level 2. The estimated fair value of the all RICs HFI at June 30, 2020 is estimated using a DCF model and are classified as Level 3.

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

NOTE 12. FAIR VALUE (continued)

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.3 million and $10.2 million, respectively, at June 30, 2020.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.5 million and $4.9 million, respectively, at June 30, 2020.

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

NOTE 12. FAIR VALUE (continued)

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 11 to these Consolidated Financial Statements for a discussion of derivatives activity.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2020 and 2019, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended June 30, 2020					Three-Month Period Ended June 30, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$62,827	$87,384	$97,697	$4,897	$252,805	$326,108	$114,809	$140,134	$1,252	$582,303
Losses in OCI	(88)	—	—	—	(88)	(830)	—	—	—	(830)
Gains/(losses) in earnings	—	4,059	(3,341)	4,990	5,708	—	3,405	(14,691)	599	(10,687)
Additions/Issuances	—	—	2,521	—	2,521	—	2,079	8,206	—	10,285
Settlements(1)	(12,075)	(18,581)	(8,203)	83	(38,776)	(299)	(16,100)	(3,736)	88	(20,047)
Balances, end of period	$50,664	$72,862	$88,674	$9,970	$222,170	$324,979	$104,193	$129,913	$1,939	$561,024
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$4,059	$(3,341)	$3,596	$4,314	$—	$3,405	$(14,691)	$(896)	$(12,182)

	Six-Month Period Ended June 30, 2020					Six-Month Period Ended June 30, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$63,235	$84,334	$130,855	$255	$278,679	$327,199	$126,312	$149,660	$1,866	$605,037
Losses in OCI(2)	(319)	—	—	—	(319)	(1,502)	—	—	—	(1,502)
Gains/(losses) in earnings	—	6,950	(35,623)	9,550	(19,123)	—	6,952	(23,937)	(101)	(17,086)
Additions/Issuances	—	2,512	6,423	—	8,935	—	2,079	11,103	—	13,182
Transfer from level 2(3)	—	17,634	—	—	17,634	—	—	—	—	—
Settlements(1)	(12,252)	(38,568)	(12,981)	165	(63,636)	(718)	(31,150)	(6,913)	174	(38,607)
Balances, end of period	$50,664	$72,862	$88,674	$9,970	$222,170	$324,979	$104,193	$129,913	$1,939	$561,024
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$6,950	$(35,623)	$(3,843)	$(32,516)	$—	$6,952	$(23,937)	$(1,895)	$(18,880)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2)Losses in OCI during the three-month period ended June 30, 2020 increased by $0.1 million from the prior reporting date of March 31, 2020.
(3)The Company transferred RIC's from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs as of June 30, 2020. There were no other transfers into or out of Level 3 during the three-month and six-month periods ended June 30, 2020 and 2019.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired commercial LHFI	$—	$52,195	$133,066	$185,261	$—	$133,640	$356,220	$489,860
Foreclosed assets	—	8,693	40,665	49,358	—	17,168	51,080	68,248
Vehicle inventory	—	294,156	—	294,156	—	346,265	—	346,265
LHFS(1)(2)	—	103	5,198,011	5,198,114	—	—	1,131,214	1,131,214
Auto loans impaired due to bankruptcy	—	187,837	—	187,837	—	200,504	503	201,007
Goodwill	—	—	350,000	350,000	—	—	—	—
MSRs	—	—	7,318	7,318	—	—	8,197	8,197

NOTE 12. FAIR VALUE (continued)

(1) These amounts include $808.4 million and $1.0 billion of personal LHFS that were impaired as of June 30, 2020 and December 31, 2019, respectively.
(2) Balance at June 30, 2020 includes $2.6 billion of LHFS that were valued at lower-of-cost-or fair value.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $175.8 million and $448.8 million at June 30, 2020 and December 31, 2019, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a description of the Company's goodwill valuation methodology.

NOTE 12. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	Statement of Operations Location	2020	2019	2020	2019
Impaired LHFI	Credit loss expense	$2,461	$479	$6,153	$(6,113)
Foreclosed assets	Miscellaneous income, net (1)	(1,171)	(1,532)	(3,121)	(3,784)
LHFS	Miscellaneous income, net (1)	(268,364)	(104,365)	(331,302)	(172,038)
Auto loans impaired due to bankruptcy	Credit loss expense	4,953	(7,254)	—	(11,664)
Goodwill impairment	Impairment of goodwill (2)	1,848,228	—	1,848,228	—
MSRs	Miscellaneous income, net (1)	(5)	(182)	(138)	(355)
(1) Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) In the period ended June 30, 2020, Goodwill totaling $2.2 billion was written down to its implied fair value of $350.0 million, resulting in a goodwill impairment charge of $1.8 billion.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at June 30, 2020 and December 31, 2019, respectively:

(dollars in thousands)	Fair Value at June 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,664	DCF	Discount rate (1)	0.37% - 0.37% (0.37% )
RICs HFI	72,862	DCF	CPR (2)	6.66%
			Discount rate (3)	9.5% - 14.5% (12.01%)
			Recovery rate (4)	25% - 43% (41.96%)
Personal LHFS (8)	808,405	Lower of market or Income approach	Market participant view	65.00% - 70.00%
			Discount rate	20.00% - 30.00%
			Default rate	45.00% - 55.00%
			Net principal & interest payment rate	50.00% - 60.00%
			Loss severity rate	90.00% - 95.00%
RICs HFS	1,637,194	DCF	Discount rate	1.50% - 2.50% (2.00%)
			Default rate	1.00% - 2.00% (1.80%)
			Prepayment rate	10.00% - 20.00% (15.00%)
			Loss severity rate	50.00% - 60.00% (55.00%)
MSRs (7)	88,674	DCF	CPR (5)	[0.00% - 28.71%] (16.96%)
			Discount rate (6)	9.43%
(1) Based on the applicable term and discount index.
(2) Based on the analysis of available data from a comparable market securitization of similar assets.
(3) Based on the cost of funding of debt issuance and recent historical equity yields. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(4) Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(5) Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(6) Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(7) Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.
(8) Excludes non-significant Level 3 LHFS portfolios and LHFS associated with BSPR. The estimated fair value for personal LHFS (Bluestem) is calculated based on the lower of market participant view, a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, and also considers the possible outcomes of the Bluestem bankruptcy process.

NOTE 12. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$51,001	DCF	Discount rate (1)	1.64% - 1.64% (1.64% )
Sale-leaseback securities	12,234	Consensus pricing (9)	Offered quotes (10)	103.00%
RICs HFI	84,334	DCF	CPR (2)	6.66%
			Discount rate (3)	9.50% - 14.50% (13.16%)
			Recovery rate (4)	25% - 43% (41.12%)
Personal LHFS (8)	1,007,105	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	30.00% - 40.00%
			Net principal & interest payment rate	70.00% - 85.00%
			Loss severity rate	90.00% - 95.00%
MSRs (7)	130,855	DCF	CPR (5)	7.83% - 100.00% (11.97%)
			Discount rate (6)	9.63%
(1), (2), (3), (4), (5), (6), (7), (8) - See corresponding footnotes to the June 30, 2020 Level 3 significant inputs table above.
(9) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
(10) Based on the nature of the input, a range or weighted average does not exist. The Company owns one sale-leaseback security.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2020					December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,085,206	$11,085,206	$11,085,206	$—	$—	$7,644,372	$7,644,372	$7,644,372	$—	$—
Investments in debt securities AFS	12,047,923	12,047,923	—	11,997,259	50,664	14,339,758	14,339,758	—	14,276,523	63,235
Investments in debt securities HTM	5,229,562	5,414,720	—	5,414,720	—	3,938,797	3,957,227	—	3,957,227	—
Other investments (3)	769,766	769,766	—	769,766	—	1,097	1,097	379	718	—
LHFI, net	84,181,092	88,368,326	—	52,195	88,316,131	89,059,251	90,490,760	—	1,142,998	89,347,762
LHFS	5,439,364	5,439,364	—	241,353	5,198,011	1,420,223	1,420,295	—	289,009	1,131,286
Restricted cash	5,189,766	5,189,766	5,189,766	—	—	3,881,880	3,881,880	3,881,880	—	—
MSRs(1)	90,231	95,992	—	—	95,992	132,683	139,052	—	—	139,052
Derivatives	1,645,386	1,645,386	—	1,628,619	16,767	556,331	556,331	—	553,222	3,109

Financial liabilities:
Deposits (2)	5,528,540	5,575,162	—	5,575,162	—	9,375,281	9,384,994	—	9,384,994	—
Borrowings and other debt obligations	49,857,326	50,291,535	—	33,991,246	16,300,289	50,654,406	51,232,798	—	36,114,404	15,118,394
Derivatives	1,434,883	1,434,883	—	1,428,086	6,797	546,414	546,414	—	543,560	2,854
(1) The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value.
(2) This line item excludes deposit liabilities with no defined or contractual maturities in accordance with ASU 2016-01.
(3) This line item includes CDs with a maturity greater than 90 days and investments in trading securities.

NOTE 12. FAIR VALUE (continued)

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

LHFS

The Company's LHFS portfolios that are accounted for at the lower of cost or market. The estimated fair value of the RICs HFS is based on prices obtained in recent market transactions or expected to be obtained in the subsequent sales for similar assets.

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

NOTE 12. FAIR VALUE (continued)

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$241,250	$228,660	$12,590	$289,009	$284,111	$4,898
RICs HFI	72,862	79,249	(6,387)	101,968	113,863	(11,895)
Nonaccrual loans	2,382	3,558	(1,176)	10,616	12,917	(2,301)
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At June 30, 2020 and December 31, 2019, the balance of these loans serviced for others accounted for at fair value was $14.1 billion and $15.0 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019
Non-interest income:
Consumer and commercial fees	$108,826	$146,499	$233,074	$279,517
Lease income	755,006	705,835	1,526,666	1,380,720
Miscellaneous income, net
Mortgage banking income, net	17,038	13,908	33,127	22,723
BOLI	13,815	16,113	28,909	30,431
Capital market revenue	84,184	48,442	122,468	97,964
Net gain on sale of operating leases	23,145	48,479	50,096	72,490
Asset and wealth management fees	50,941	44,157	103,592	87,204
Loss on sale of non-mortgage loans	(122,533)	(83,916)	(184,640)	(151,373)
Other miscellaneous (loss) / income, net	(166,620)	21,088	(131,609)	38,376
Net gain on sale of investment securities	22,516	2,379	31,795	379
Total Non-interest income	$786,318	$962,984	$1,813,478	$1,858,431
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$41,825	$60,115	$99,029	$116,282
Commission and trailer fees(2)	45,552	40,987	97,264	79,636
Interchange income, net(2)	15,599	17,851	31,919	32,963
Underwriting service fees(2)	49,200	27,249	75,407	50,792
Asset and wealth management fees(2)	26,271	37,077	69,291	73,997
Other revenue from contracts with customers(2)	15,504	11,895	38,592	20,379
Total in-scope of revenue from contracts with customers	193,951	195,174	411,502	374,049
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	59,027	75,794	113,388	141,540
Lease income	755,006	705,835	1,526,666	1,380,720
Miscellaneous loss(3)	(244,182)	(16,198)	(269,873)	(38,257)
Net gain/(loss) on sale of investment securities	22,516	2,379	31,795	379
Total out-of-scope of revenue from contracts with customers	592,367	767,810	1,401,976	1,484,382
Total non-interest income	$786,318	$962,984	$1,813,478	$1,858,431
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2020	2019	2020	2019(1)
Other expenses:
Amortization of intangibles	$14,744	$14,742	$29,487	$29,508
Deposit insurance premiums and other expenses	13,766	10,507	26,320	42,244
Loss on debt extinguishment	890	1,109	1,026	1,127
Other administrative expenses	111,655	122,644	199,485	258,529
Other miscellaneous expenses	8,327	11,502	21,409	14,828
Total Other expenses	$149,382	$160,504	$277,727	$346,236
(1) The six-month period ended June 30, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

NOTE 14. INCOME TAXES

An income tax benefit of $186.2 million and a provision of $155.3 million were recorded for the three-month periods ended June 30, 2020 and 2019, respectively. An income tax benefit of $219.5 million and a provision of $271.5 million were recorded for the six-month periods ended June 30, 2020 and 2019, respectively. This resulted in an ETR of 8.9% and 27.7% for the three-month periods ended June 30, 2020 and 2019, respectively, and 9.8% and 29.6% for the six-month periods ended June 30, 2020 and 2019, respectively. The lower ETR for the three-month and six-month periods ended June 30, 2020, compared to the three-month and six-month periods ended June 30, 2019, is primarily the result of an expected pre-tax loss for 2020, compared to pre-tax income in 2019 as well as the impairment of goodwill that is non-deductible for tax purposes in the second quarter of 2020.

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

NOTE 14. INCOME TAXES (continued)

On September 5, 2019, the Federal District Court in Massachusetts entered a stipulated judgment resolving the Company’s litigation relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion that was previously disclosed within its Form 10-K for 2018. That stipulated judgment resolved the Company’s tax liability for the 2003 through 2005 tax years with no material effect on net income. The Company has agreed with the IRS to resolve the treatment of the same financing transactions for the 2006 and 2007 tax years on terms consistent with the September 5, 2019, stipulated judgment. The Congressional Joint Committee on Taxation has completed its review of the proposed resolution of the 2006 and 2007 tax years with no objection. The Company and the IRS are now finalizing that resolution, which will have no impact on net income.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from AOCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $101.0 million at June 30, 2020 (consisting of a deferred tax asset balance of $766.4 million and a deferred tax liability balance of $867.4 million), compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). The $916.4 million decrease in net deferred liability for the six-month period ended June 30, 2020 was primarily due to the adoption of the CECL Standard during the first quarter of 2020.

The net deferred tax liability includes the Company’s $306.6 million deferred tax liability for the book over tax basis in its investment in SC. The deferred tax liability would be realized upon the Company’s disposition of its interest in SC or through dividends received from SC.  Upon the Company reaching 80% or more ownership of SC, SC will be consolidated with the Company for tax filing purposes, facilitating certain off-sets of SC’s taxable income, and the capital planning benefit of netting SC’s net deferred tax liability against the Company’s net deferred tax asset. In addition, all of the $306.6 million deferred tax liability would be released as a reduction to income tax expense. As of June 30, 2020, the Company's ownership continued to be less than 80% and therefore SC was not consolidated for federal tax filing purposes. On August 10, 2020, SC repurchased shares under the exception to the interim policy related to the Dodd-Frank Act Stress Test and Comprehensive Capital Analysis and Review approved by the Federal Reserve (the "Exception"). As a result of these repurchases, SHUSA now owns approximately 80.25% of SC.

During the second quarter of 2020, the Company recorded a deferred tax liability in the amount of $39.0 million for the book over tax basis in its investment in SBC due to its expected sale. The deferred tax liability will be realized upon the Company’s disposition of its interest in SBC.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$32,068,222	$30,685,478
Letters of credit	1,653,301	1,592,726
Commitments to sell loans	44,588	21,341
Unsecured revolving lines of credit	26,854	24,922
Recourse exposure on sold loans	53,389	53,667
Total commitments	$33,846,354	$32,378,134

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

Included within the reported balances for Commitments to extend credit at June 30, 2020 and December 31, 2019 are $6.5 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2020 was 15.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2020 was $1.7 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2020. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2020 and December 31, 2019, the liability related to unfunded lending commitments of $122.7 million and $89.6 million, respectively.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2020 and December 31, 2019, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2020	December 31, 2019
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$(2,228)	$12,132
Agreement with Bank of America	Servicer performance fee	1,508	2,503
Agreement with CBP	Loss-sharing payments	940	1,429
Other contingencies	Consumer arrangements	12,300	1,991

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of June 30, 2020 and December 31, 2019, the total unused credit available to customers was $3.0 billion and $3.0 billion, respectively. In 2020, SC purchased $0.5 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In 2019, SC purchased $1.2 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, SC purchased $78.8 million and $75.5 million of receivables related to newly-opened customer accounts during the six-month periods ended June 30, 2020 and 2019, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of June 30, 2020 and December 31, 2019, SC was obligated to purchase $14.9 million and $10.6 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that, if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

On March 9, 2020, Bluestem and certain of its subsidiaries and affiliates filed Chapter 11 bankruptcy in the United States District Court for the District of Delaware. Bluestem has obtained court authorization to continue to perform under its agreements with SC while its bankruptcy cases are pending and has an approved agreement to sell its assets to a third party by August 31, 2020. There are a number outcomes that could occur from the bankruptcy, including but not limited to, assumption of the agreements by the third party asset purchaser, an amendment to the agreements or the liquidation of the Bluestem assets.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2020 and December 31, 2019 not subject to a market price check was $27.7 million and $39.8 million, respectively.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Legal and Regulatory Proceedings

The Company, including its subsidiaries, is and in the future periodically expects to be party to, or otherwise involved in, various claims, disputes, lawsuits, investigations, regulatory matters and other legal matters and proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such claim, dispute, lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matters, if any. Accordingly, except as provided below, the Company is unable to reasonably estimate a range of its potential exposure, if any, to these claims, disputes, lawsuits, investigations, regulatory matters and other legal proceedings at this time. It is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates, and any adverse resolution of any of these matters against it could materially and adversely affect the Company's business, financial position, liquidity, and results of operations.

In accordance with applicable accounting guidance, the Company establishes an accrued liability for legal and regulatory proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a legal or regulatory proceeding develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a material loss contingency that is probable and estimable. If a determination is made during a given quarter that a material loss contingency is probable and estimable, an accrued liability is established during such quarter with respect to such loss contingency, and the Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established.

As of June 30, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of approximately $185 million and $295 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $145 million as of June 30, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Mortgage Escrow Interest Putative Class Action

The Bank is a defendant in a putative class action lawsuit (the “Tepper Lawsuit”) in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that the Bank is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and the Bank has filed a motion to dismiss.

Congressional Inquiry into PPP

After June 15, 2020, SBNA and seven other financial institutions received a request from the Congressional Select Subcommittee on the Coronavirus to provide information and documents related to PPP implementation. SBNA produced documents in response to this request and continues to cooperate with the subcommittee.

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO, including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company entered into a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs' claims, for a cash payment of $47 million. The settlement is subject to approval by the Court and is not expected to have any financial impact to the Company.

In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The Settlement Hearing at which the Court would consider the settlement was scheduled for May 27, 2020, but on May 22, 2020, a shareholder filed its notice of intent to object to the settlement and the parties agreed to postpone the Settlement Hearing to a later date.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Currently, such matters include, but are not limited to, the following:

•SC received a civil subpoena from the DOJ in 2014 under the Financial Institutions Reform, Recovery and Enforcement Act requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime vehicle loans. SC has responded to these requests within the deadlines specified in the subpoenas and has otherwise cooperated with the DOJ with respect to this matter.
•In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or CIDs from the Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington under the authority of each state's consumer protection statutes. On May 19, 2020, all of the Consortium members and SC announced a settlement of the investigation requiring SC to: (1) pay a total of $65 million to the states for consumer remediation; (2) pay $5 million to the states for investigation costs; (3) pay up to $2 million in settlement administration costs; (4) provide $45 million in prospective debt forgiveness; (5) provide deficiency waivers for a defined class of SC customers; and (6) implement certain enhancements to its loan underwriting process.
•In August 2017, SC received CIDs from the CFPB. The stated purpose of the CIDs are to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the applicable deadlines and has otherwise cooperated with the CFPB with respect to this matter. In February 2020, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise, in which the CFPB identified potential claims it might bring against SC.

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

Puerto Rico FINRA Arbitrations

As of June 30, 2020, SSLLC had received 764 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs, generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 346 arbitration cases pending as of June 30, 2020. The Company has experienced a decrease in the volume of claims since September 30, 2019; however, it is reasonably possible that it could experience an increase in claims in future periods.

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Puerto Rico Putative Class Action: SSLLC, Santander BanCorp, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint. On July 22, 2020, the District Court dismissed the complaint.

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

During the six-month period ended June 30, 2019, the Company received $75.9 million of capital contributions from Santander. During the six-month period ended June 30, 2020, the Company did not receive any capital contributions from Santander.

On March 29, 2017, SC entered into an MSPA with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the Santander Private Auto Issuing Note trust securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. Servicing fee income of $5.2 million and $11.2 million were recognized in the Condensed Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2020, respectively, and $7.7 million and $16.1 million for the three-month and six-month periods ended June 30, 2019, respectively. SC had $7.1 million and $8.2 million of collections due to Santander as of June 30, 2020 and December 31, 2019, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. For the three-month and six-month periods ended June 30, 2020, SC facilitated the purchase of $1.7 billion and $2.8 billion, respectively, of RICs. For the three-month and six-month periods ended June 30, 2019, SC facilitated the purchase of $1.9 billion and $3.0 billion, respectively, of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

BSI enters into transactions with affiliates in the ordinary course of business. As of June 30, 2020, BSI held interest-bearing deposits with an unconsolidated affiliate of $1.0 billion.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

•The CBB segment includes the products and services provided to Bank consumer and business banking customers, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. The Bank also finances indirect consumer automobile RICs through an intercompany agreement with SC. In addition, the Bank provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing and deposits to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE & VF segment offers CRE loans and multifamily loans to customers. This segment also offers commercial loans to dealers and financing for commercial equipment and vehicles.
•The CIB segment serves the needs of global commercial and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes SIS, a registered broker-dealer located in New York that provides services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed-income securities. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
•SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the Chrysler agreement, SC offers a full spectrum of auto financing products and services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. During 2015, SC announced its intention to exit the personal lending business. SC has entered into a number of intercompany agreements with the Bank as described above as part of the Other segment. All intercompany revenue and fees between the Bank and SC are eliminated in the consolidated results of the Company.

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

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

In July 2020, the Company announced organizational changes to Business Banking to meet the evolving needs of its business customers including the re-alignment of Upper Business Banking into the C&I segment from the CBB segment. The CODM internal reporting package has not been updated for this change. Segment results will be updated in subsequent reporting periods after changes to the CODM internal reporting are finalized.

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2020	CBB	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$358,430	$70,034	$90,160	$42,457	$(9,330)	$984,745	$(201)	$2,495	$1,538,790
Non-interest income	71,373	12,221	2,157	90,398	(49,109)	667,242	3,168	(11,132)	786,318
Provision for/(release of) credit losses	186,714	36,568	14,252	15,314	(137,597)	861,896	226	—	977,373
Total expenses	1,955,547	337,287	29,736	62,424	121,796	919,626	9,804	(6,530)	3,429,690
Income/(loss) before income taxes	(1,712,458)	(291,600)	48,329	55,117	(42,638)	(129,535)	(7,063)	(2,107)	(2,081,955)
Intersegment revenue/(expense)(1)	541	2,381	1,019	(3,941)	—	—	—	—	—

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2020	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$708,278	$127,853	$191,309	$79,376	$15,662	$1,996,152	$(423)	$6,559	$3,124,766
Non-interest income	154,926	25,952	5,350	140,550	65,244	1,441,074	5,021	(24,639)	1,813,478
Credit loss expense	352,184	71,178	63,387	33,455	(127,436)	1,769,783	432	—	2,162,983
Total expenses	2,340,820	387,037	58,681	124,923	291,186	1,803,423	19,593	(12,172)	5,013,491
Income/(loss) before income taxes	(1,829,800)	(304,410)	74,591	61,548	(82,844)	(135,980)	(15,427)	(5,908)	(2,238,230)
Intersegment revenue/(expense)(1)	961	4,944	2,753	(8,658)	—	—	—	—	—
Total assets	24,052,719	7,048,220	19,567,288	12,419,110	41,997,755	47,268,695	—	—	152,353,787
(1)Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.
(2)Other includes the results of the entities transferred to the IHC, with the exception of SIS, earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.
(3)Management of SHUSA manages SC by analyzing the pre-Change in Control results of SC, which are presented in this column.
(4)SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.
(5)Includes results and assets of SIS.

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2019	CBB	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$374,187	$57,428	$105,148	$40,033	$30,715	$992,485	$9,802	$11,927	$1,621,725
Non-interest income	86,543	16,738	3,194	54,423	114,251	713,737	2,313	(28,215)	962,984
Provision for/(release of) credit losses	40,215	6,925	3,534	(4,188)	4,622	430,676	(1,152)	—	480,632
Total expenses	404,102	59,508	32,593	66,120	181,599	795,514	9,860	(6,910)	1,542,386
Income/(loss) before income taxes	16,413	7,733	72,215	32,524	(41,255)	480,032	3,407	(9,378)	561,691
Intersegment revenue/(expense)(1)	581	1,053	1,782	(3,401)	(15)	—	—	—	—

For the Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2019	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$739,164	$110,771	$207,714	$78,068	$71,904	$1,976,050	$17,126	$23,813	$3,224,610
Non-interest income	161,200	33,010	6,433	106,629	206,633	1,389,291	4,314	(49,079)	1,858,431
Credit loss expense / (Recovery of) credit loss expense	77,215	15,585	3,400	(2,746)	8,393	981,555	(2,559)	—	1,080,843
Total expenses	794,073	114,183	62,667	132,560	406,301	1,566,487	20,390	(11,860)	3,084,801
Income/(loss) before income taxes	29,076	14,013	148,080	54,883	(136,157)	817,299	3,609	(13,406)	917,397
Intersegment revenue/(expense)(1)	976	2,304	3,791	(7,071)	—	—	—	—	—
Total assets	22,801,820	7,442,924	18,809,753	10,178,060	38,261,781	46,416,093	—	—	143,910,431
(1)- (5) Refer to corresponding notes above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association, and owns approximately 77.7% (as of June 30, 2020) of SC, a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Santander. SHUSA is also the parent company of Santander BanCorp, a holding company headquartered in Puerto Rico that offers a full range of financial services through its wholly-owned banking subsidiary, BSPR; SSLLC, a registered broker-dealer headquartered in Boston; BSI, a financial services company headquartered in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC.

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

Since its IPO, SC has been consolidated with the Company and Santander for financial reporting and accounting purposes. If the Company directly owned 80% or more of SC Common Stock, SC could be consolidated with the Company for tax filing and capital planning purposes. Among other things, tax consolidation would (1) facilitate certain offsets of SC’s taxable income, (2) eliminate the double taxation of dividends from SC, and (3) trigger a release into SHUSA’s income of an approximately $306.6 million deferred tax liability recognized with respect to the GAAP basis vs. the income tax basis in the Company's ownership of SC. Tax consolidation would also allow for SC's net deferred tax liability to off-set the Company's net deferred tax asset, which would provide a regulatory capital benefit. In addition, SHUSA and Santander would recognize a larger percentage of SC's net income.On August 10 2020, SC substantively exhausted the amount of shares the Company was permitted to repurchase under the Exception, and as a result of these repurchases, SHUSA now owns approximately 80.25% of SC. SC Common Stock is listed for trading on the NYSE under the trading symbol "SC"

Chrysler Capital

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chrysler Capital continues to be a focal point of SC's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the Chrysler Agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company's average penetration rate under the Chrysler Agreement for the second quarter of 2020 was 37%, an increase from 36% for the same period in 2019.

SC has dedicated financing facilities in place for its Chrysler Capital business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the six-month period ended June 30, 2020, SC originated $7.3 billion in Chrysler Capital loans, which represented 62% of the UPB of its total RIC originations, as well as $3.0 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during six-month period ended June 30, 2020 were under the Chrysler Agreement.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2020, unemployment increased and year-to-date market results were mixed, reflecting the effects of COVID-19.

The unemployment rate at June 30, 2020 was 11.1%, compared to 4.4% at March 31, 2020, and 3.7% one year ago. Unemployment levels are expected to improve in the third quarter of 2020 and beyond as a result of the continued resumption of economic activity from the effects of COVID-19. According to the U.S. Bureau of Labor Statistics, employment rose sharply in the leisure and hospitality sector. In addition, notable increases were seen in retail trade, education and health services, manufacturing, and professional and business services.

Market year-to-date returns for the following indices based on closing prices at June 30, 2020 were:

June 30, 2020
Dow Jones Industrial Average	(9.3)%
S&P 500	(3.8)%
NASDAQ Composite	12.4%

In light of the effects COVID-19 will have on economic activity, at its June 2020 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range to 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at June 30, 2020 was 0.65%, down from 1.90% at December 31, 2019. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for the Bank, BSPR, SHUSA, Santander, and the Kingdom of Spain:

	BANK			BSPR			SHUSA
	Moody's	S&P	Fitch	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	Baa1	A-	BBB+	Baa1	N/A	BBB+	Baa3	BBB+	BBB+
Short-Term	P-1	A-2	F-2	P-2	N/A	F-2	N/A	A-2	F-2
Outlook	Stable	Negative	Negative	Stable	N/A	Negative	Stable	Negative	Negative

	SANTANDER			SPAIN
	Moody's	S&P	Fitch	Moody's	S&P	Fitch
Long-Term	A2	A	A-	Baa1	A	A-
Short-Term	P-1	A-1	F-2	P-2	A-1	F-1
Outlook	Stable	Negative	Negative	Stable	Stable	Stable

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

Due to the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations; however, certain adverse effects have already occurred or are probable. The following summarizes our current expectations of the impacts of COVID-19 on the Company's current financial and operating status, as well as on its future operational and financial planning as of the date hereof:

•Impact on workforce: The health and well-being of our colleagues and customers is a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 90-95% of the workforce continues to work from home. In addition, the Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 120 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with dependent care needs related to COVID-19. Further, the Company provided $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while coming to work during the pandemic.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Impact on services: The COVID-19 outbreak as well as state stay-at-home orders resulted in the closure of certain branches in highly affected areas within the Bank's footprint. To comply with social distancing guidelines and help minimize the spread of the coronavirus, the Bank instituted temporary changes to how it operates, including closure of certain branches and limitations on services provided to others. Certain limited service locations were only performing teller transactions- such as depositing and cashing checks and handling requests for cash withdrawals, money orders and cashier's checks - in the lobby or at the drive-through. In addition, some branches were only providing account opening and servicing with a banker by appointment only. Full and limited-service branches are limiting the number of people allowed in our locations at one time. Branch hours have been changed temporarily, with certain branches providing special hours for high-risk customers. As the quarter wore on and states changed their guidance, the Bank has resumed normal branch operations for over 90% of its current branches while maintaining applicable social distancing guidelines. Retail customers are encouraged to take advantage of mobile and online banking enabling customers to bank anytime, anywhere, for services including: checking account balances, remote check deposit, transfers, bill pay, and more. Retail customers can also utilize automated services via phone to make balance and transaction inquiries, payments on loans, transfers between accounts, stop payments, and more. Our call center remains staffed and open seven days a week to better serve our customers. Business customers can continue to utilize the business mobile banking application and business online banking to minimize the need to go to branches or exchange cash. We have developed the "Business First Coronavirus Resource Page" for our business customers during this time.

•Impact on customers and loan and lease performance: The COVID-19 outbreak and associated economic crisis have led to negative effects on our customers. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak is impacting customers nationwide and is expected to have a materially more significant impact on the performance of our loan and lease portfolios than even the most severe historical natural disaster.

Closures and disruptions to businesses in the United States have led to negative effects on our customers. Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19-related economic challenges. The Company is actively working with its borrowers who have been impacted by COVID-19. This unique and evolving situation has created temporary personal and financial challenges for our retail and commercial borrowers. The Company is working prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19 and has developed loan modification and deferral programs to mitigate the adverse effects of COVID-19 to our loan customers. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. The Bank also permitted fee reversals for those customers impacted by COVID-19, even if the amount exceed the allowable courtesy fee reversal. The Bank also joined other U.S. banks in providing overdrawn customers full access to their EIP by providing a temporary credit in the amount of their overdrawn balance as of the end of the day prior to receipt of the EIP, up to a limit of 5,000. To date, the Bank has provided over $3 million in temporary credits, helping nearly 10,000 customers. Beginning July 15, 2020, the Bank began removing these temporary credits from customers’ accounts.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank also permitted fee reversals for those customers impacted by COVID-19, even if the amount exceed the allowable courtesy fee reversal. The Bank also joined other U.S. banks in providing overdrawn customers full access to their EIP by providing a temporary credit in the amount of their overdrawn balance as of the end of the day prior to receipt of the EIP, up to a limit of $5,000. To date, the Bank has provided over $3 million in temporary credits helping nearly 10,000 customers. Beginning July 15, 2020, the Bank began removing these temporary credits from customers’ accounts.

The PPP, a key part of the CARES Act, authorizes loans to small businesses to help meet payroll costs and pay other eligible expenses during the COVID-19 outbreak. The program is administered by the SBA, and the loans and accrued interest are forgivable as long as the borrower uses at least 60% of the proceeds of the loan for eligible purposes, such as payroll, benefits, rent and utilities, and maintains employee and payroll levels. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020. Original loans were originated with a two-year maturity, unless extended by mutual agreement between the lender and borrower. Loans made on or after June 5, 2020 have a five-year maturity. In July 2020, the PPP was extended through August 8, 2020. The Bank originated loans in the first and second rounds of PPP. To date, the Bank has assisted more than 11,600 business customers in receiving PPP loans for more than $1.2 billion in funding. As of mid-July 2020, the Bank is waiting on the finalization of updated SBA rules and guidelines for lenders before accepting loan forgiveness applications. On July 23, 2020, the SBA announced that it will begin accepting lender submissions on August 10, 2020, “subject to extension if any new legislative amendments to the forgiveness process necessitate changes to the system.” A PPP legislative proposal was released on July 27, 2020 which fundamentally changes the forgiveness process for PPP loans of $2million and under. While the Bank is prepared to launch its forgiveness application in mid-August, legislative activity and/or new SBA guidance may cause the Bank to postpone its launch to align with changes in law or guidance.

•Impact on originations, including the relationship with FCA: In many jurisdictions, businesses such as automobile dealers have been required to temporarily close or restrict their operations. Further, even for dealerships that have remained open, consumer demand has deteriorated rapidly. In response, SC has partnered with FCA to launch new incentive programs including the first payment deferred for 90 days on select FCA models and a 0% annual percentage yield for 84 months on select 2019/2020 FCA models. However, if the economic slowdown caused by the pandemic is sustained, it could result in further declines in new and used vehicle sales and downward pressure on used vehicle values, which could materially adversely affect our origination of auto loans and leases and the performance of our existing loans and leases.

•While banking is considered an essential business in all of the Bank’s footprint states, executive orders have limited the scope of work of vendors supporting mortgage and home equity lines of credit such as appraisers, notaries, law firms, title companies and settlement agents or stopped these vendors from working altogether.  As a result of these restrictions, the number of mortgages, home equity lines of credit and refinancings have declined, and the Bank has had to stop loan and line originations in certain states.  Because it is unclear how long these executive orders and laws related to COVID-19 will remain in place, it is difficult to estimate the overall negative impact these orders will continue to have on mortgage and home equity line of credit originations and refinancings.

•Impact on operations: Government and regulatory authorities could also implement laws, regulations, executive orders and other guidance that allow customers to forgo making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of collateral, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. While we have business continuity plans in place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, stay-at-home orders, facility closures reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or our ability to operate our business and satisfy our obligations under our third-party servicing agreements. Each of these scenarios could have negative effects on our business, financial condition and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Impact on debt and liquidity: As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience significant disruption and volatility. During the first and second quarters of 2020, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section of our Form 10-K.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve's benchmark interest rate to near zero in March 2020. Further, the Federal Reserve's TALF is available, if necessary, to support investment in SC's eligible ABS bonds. However, the Company does not expect to need to utilize TALF, given recent tightening in ABS credit spreads. These governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

The Company's liquidity comes from several primary sources outlined in the "Liquidity and Capital Resources" section of this MD&A, including deposits, as well as public and financing activities. During the quarter, SHUSA issued approximately $1.6 billion of unsecured debt, including: approximately $0.45 billion of 3-year fixed debt instrument through a private placement and $1.0 billion of 5-year fixed debt through public offering. During Q2, SBNA maintained ample liquidity driven by increase in customer deposits. As a result there was minimal wholesale funding activity at SBNA, limited to $500 million brokered CD issuance in June. In addition to significant amounts of liquidity from warehouse lines and affiliate lines of credit, SC successfully accessed the ABS market in the quarter. During the quarter SC completed on-balance sheet funding transactions totaling approximately $2.9 billion, including: securitizations on its DRIVE, deeper subprime platform, for approximately $0.9 billion; private amortizing lease facilities for approximately $1.0 billion; and, securitization on its SDART platform for approximately $1.0 billion. However, due to the rapidly evolving nature of the COVID-19 outbreak, it is not possible to predict whether unanticipated consequences of the pandemic will materially affect our liquidity and capital resources in the future.

•Impact on dividends: Historically the Company made dividend payments to Santander, and received dividends from the Bank and other IHC entities. The amount and size of any future dividends, however, will be subject to various factors, including the Company's capital and liquidity positions, regulatory considerations, impacts related to the COVID-19 outbreak, any accounting standards that affect capital or liquidity (including CECL), financial and operational performance, alternative uses of capital, and general market conditions, and may be changed or suspended at any time.

•Impact on impairment of goodwill, indefinite-lived and long-lived assets: The Company has analyzed the impact of COVID-19 on its financial statements, including the potential for impairment. As a result of this analysis, the Company has recorded a goodwill impairment charge of $1.8 billion during the second quarter of 2020. The analysis did not indicate any impairment for the Company's loan and lease portfolios, leased vehicles, ROU assets, or other non-financial assets such as upfront fees or other intangibles.

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 pandemic and the Company's non-profit foundation has begun responding to the COVID-19 crisis with $200 thousand in donations to a select group of organizations addressing community issues.

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

Payment of Dividends

SHUSA is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to the payment of dividends as described in the “Stress Tests and Capital Planning” discussion in this section. Refer to the "Liquidity and Capital Resources" section of this MD&A for detail of the capital actions of the Company and its subsidiaries during the period.

In June 2020, the Federal Reserve announced that, due to the economic uncertainty resulting from COVID-19, it will require all large banks, including SHUSA, to update and resubmit their capital plans under new scenarios in the fourth quarter of 2020. In addition, the Federal Reserve disclosed an interim capital preservation policy to be applied in the third quarter of 2020 which includes:
•A cap on common stock dividends which provides that the amount paid cannot exceed the average of the trailing four quarters’ net income (which includes third quarter 2019 to third quarter 2020 net income); and
•A prohibition on share repurchases.

This policy applies to the third quarter of 2020, but may be extended by the Federal Reserve. Based on the Federal Reserve policy and the Company’s expected average trailing four quarters of net income, the Company, SBNA, and SC are prohibited from paying dividends in the third quarter of 2020. Although SC’s standalone expected income is sufficient to declare and a pay a dividend in the third quarter, SC is consolidated into SHUSA’s capital plan and therefore is subject to the Federal Reserve’s interim policy that utilizes SHUSA’s average trailing income to determine the cap on common stock dividends. SHUSA requested certain exceptions to the interim policy for SC to be able in the third quarter of 2020 to pay dividends of up to $0.22 per share. The Federal Reserve granted these requests, and on July 31, 2020 SC’s Board of Directors declared a quarterly cash dividend of $0.22 per share of SC Common Stock payable to shareholders of record as of August 13, 2020. This dividend will be payable on August 24, 2020.

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

These rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that require banking organizations, including the Company and the Bank, to maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios was phased in effective January 1, 2019. This buffer is required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

These U.S. Basel III regulatory capital rules include deductions from and adjustments to CET1. These include, for example, the requirement that MSRs and deferred tax assets dependent upon future taxable income are deducted from CET1 to the extent any one such category exceeds 25% of CET1. Implementation of the deductions and other adjustments to CET1 for the Company and the Bank began on January 1, 2015 and was initially planned over three years, with a fully phased-in requirement of January 1, 2018. However, during 2017, the regulatory agencies finalized changes to the capital rules that became effective on January 1, 2018.  These changes extended the current treatment and deferred the final transition provision phase-in at non-advanced approach institutions for certain capital elements, and suspended the risk weight to 100 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital, in lieu of advancing to 250 percent.  During 2019, the regulatory agencies approved a final rule which includes simplifications for non-advanced approaches to the generally applicable capital rules, specifically with regard to the treatment of minority interest, as well as modifying the risk-weight to 250 percent for certain deferred taxes and mortgage servicing assets not disallowed from capital.  This final rule became effective on April 1, 2020.

As described in our 2019 Annual Report on Form 10-K, on January 1, 2020, we adopted the CECL Standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. As also described in our Form 10-K, the U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company has elected this alternative option instead of the one described in the December 2018 rule.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2020, the Bank met the criteria to be classified as “well-capitalized.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement, replacing the 2.5% of risk-weighted assets component under the prior capital conservation buffer requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new regulatory capital minimums which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the proposal. The Company does not expect this rule to have a material impact on its current or future planned capital actions.

Stress Testing and Capital Planning

The DFA required certain banks and BHCs, including the Company, to perform a stress test and submit a capital plan to the Federal Reserve and receive a notice of non-objection before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. In June 2018, the Company announced that the Federal Reserve did not object to the planned capital actions described in the Company’s capital plan through June 30, 2019. In February 2019, the Federal Reserve announced that SHUSA, as well as other less complex firms, would receive a one-year extension of the requirement to submit its capital plan until April 5, 2020. The Federal Reserve also announced that, for the period beginning July 1, 2019 through June 30, 2020, the Company would be allowed to make capital distributions up to the amount that would have allowed it to remain above all minimum capital requirements in CCAR 2018, adjusted for any changes in the Company’s regulatory capital ratios since the Federal Reserve acted on the 2018 capital plan.

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

Capital Simplification Rule

The federal banking agencies adopted a final rule that simplifies for non-advanced approaches banking organizations the generally applicable capital rules and makes a number of technical corrections. Specifically, it reverses the previous transition provision freeze on MSRs and deferred tax assets by modifying the risk-weight from 100% to 250%. The rule will also replace the existing methodology for calculating includible minority interest with a flat 10% limit at each capital level. The increased risk weighting presents an unfavorable decline to the Company's risk-based ratios, but Tier 1 and total capital ratios has improve overall due to the additional minority interest includible under the simplified rule. Adoption of the capital simplification rule was required by the regulatory agencies on April 1, 2020;

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

On December 12, 2019, the OCC and the FDIC jointly issued the CRA NPR to modernize the regulatory framework implementing the CRA.  On May 20, 2020, the OCC issued the CRA Final Rule implementing many of the provisions of the CRA NPR. The CRA NPR generally focuses on clarifying and expanding the activities that qualify for CRA consideration, allowing the OCC to evaluate a bank’s CRA performance through quantitative measures intended to assess the volume and value of activity, updating how assessment areas are determined to account for institutions such as internet-based banks that receive a substantial portion of their deposits outside physical branch locations, and increasing transparency and timeliness in reporting. In connection with promulgating the CRA Final Rule, the OCC issued a publicly available, non-exhaustive list of activities that would automatically receive CRA consideration. and a process for confirming that particular activities meet the qualifying activities criteria. In addition, the CRA Final Rule allows banks to receive consideration for certain qualifying activities conducted outside their assessment areas. While the CRA Final Rule takes effect on October 1, 2020, SBNA will have until January 1, 2023 to bring its operations into compliance with the rule. Although SBNA will be required to comply with the CRA Final Rule in 2023, the OCC has deferred to a future rulemaking process how to calibrate the key thresholds and benchmarks used in the rule to determine the level of performance necessary to achieve a performance rating.

Other Regulatory Matters

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within Santander. During the period covered by this annual report:

•Santander UK holds three blocked accounts for two customers, with the first customer holding one GBP savings account and one GBP current account and the second customer holding one GBP savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program with accounts blocked since designation. The accounts are dormant. Revenues and profits generated by Santander UK on these accounts in the first half of 2020 were negligible relative to the overall profits of Santander.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by each customer were blocked immediately following the US designation, and have been frozen since their UK designation and remained frozen throughout the first half of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the first half of 2020.

•Santander. also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first half of 2020 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTHS AND SIX-MONTHS ENDED JUNE 30, 2020 AND 2019

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		Year To Date Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,538,790	$1,621,725	$3,124,766	$3,224,610	$(82,935)	(5.1)%	$(99,844)	(3.1)%
Credit loss expense	(977,373)	(480,632)	(2,162,983)	(1,080,843)	496,741	103.4%	1,082,140	100.1%
Total non-interest income	786,318	962,984	1,813,478	1,858,431	(176,666)	(18.3)%	(44,953)	(2.4)%
General, administrative and other expenses	(3,429,690)	(1,542,386)	(5,013,491)	(3,084,801)	1,887,304	122.4%	1,928,690	62.5%
Income before income taxes	(2,081,955)	561,691	(2,238,230)	917,397	(2,643,646)	(470.7)%	(3,155,627)	(344.0)%
Income tax (benefit)/provision	(186,151)	155,326	(219,512)	271,540	(341,477)	(219.8)%	(491,052)	(180.8)%
Net income	$(1,895,804)	$406,365	$(2,018,718)	$645,857	$(2,302,169)	(566.5)%	$(2,664,575)	(412.6)%
Net income attributable to non-controlling interest	(23,377)	110,743	(19,614)	183,255	(134,120)	(121.1)%	(202,869)	(110.7)%
Net income attributable to SHUSA	$(1,872,427)	$295,622	$(1,999,104)	$462,602	$(2,168,049)	(733.4)%	$(2,461,706)	(532.1)%

The Company reported pre-tax losses of $2.1 billion and $2.2 billion for the three-month and six-month periods ended June 30, 2020, respectively, compared to pre-tax income of $561.7 million and $917.4 million for the corresponding periods in 2019. Factors contributing to these changes are discussed further in the sections below.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
	2020 (1)			2019 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$28,429,283	$88,527	1.25%	$21,625,019	$140,942	2.61%	$(52,415)	$79,896	$(132,311)
LOANS(3):
Commercial loans	34,420,465	293,222	3.41%	33,528,570	374,001	4.46%	(80,779)	10,291	(91,070)
Multifamily	8,455,070	72,686	3.44%	8,426,590	87,957	4.18%	(15,271)	298	(15,569)
Total commercial loans	42,875,535	365,908	3.41%	41,955,160	461,958	4.40%	(96,050)	10,589	(106,639)
Consumer loans:
Residential mortgages	8,669,723	80,253	3.70%	10,350,832	104,917	4.05%	(24,664)	(16,098)	(8,566)
Home equity loans and lines of credit	4,542,745	36,984	3.26%	5,193,036	66,927	5.16%	(29,943)	(7,600)	(22,343)
Total consumer loans secured by real estate	13,212,468	117,237	3.55%	15,543,868	171,844	4.42%	(54,607)	(23,698)	(30,909)
RICs and auto loans	37,974,160	1,251,951	13.19%	31,703,951	1,230,059	15.52%	21,892	90,874	(68,982)
Personal unsecured	2,411,976	139,204	23.09%	2,475,879	164,306	26.55%	(25,102)	(4,149)	(20,953)
Other consumer(4)	282,811	4,962	7.02%	387,437	6,981	7.21%	(2,019)	(1,840)	(179)
Total consumer	53,881,415	1,513,354	11.23%	50,111,135	1,573,190	12.56%	(59,836)	61,187	(121,023)
Total loans	96,756,950	1,879,262	7.77%	92,066,295	2,035,148	8.84%	(155,886)	71,776	(227,662)
Intercompany investments	—	—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	125,186,233	1,967,789	6.29%	113,691,314	2,176,090	7.66%	(208,301)	151,672	(359,973)
Allowance for loan losses (5)	(6,620,331)			(3,840,898)
Other assets(6)	35,573,456			30,951,435
TOTAL ASSETS	$154,139,358			$140,801,851
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,810,121	$2,820	0.10%	$10,813,266	$22,219	0.82%	$(19,399)	$2,276	$(21,675)
Savings	6,103,704	2,429	0.16%	5,870,604	3,225	0.22%	(796)	136	(932)
Money market	29,272,445	38,233	0.52%	23,974,690	78,429	1.31%	(40,196)	23,245	(63,441)
Certificates of deposit (“CDs”)	6,593,071	25,640	1.56%	8,409,139	41,272	1.96%	(15,632)	(8,036)	(7,596)
TOTAL INTEREST-BEARING DEPOSITS	53,779,341	69,122	0.51%	49,067,699	145,145	1.18%	(76,023)	17,621	(93,644)
BORROWED FUNDS:
Federal Home Loan Bank (“FHLB”) advances, federal funds, and repurchase agreements	7,142,297	23,333	1.31%	5,183,297	36,118	2.79%	(12,785)	31,681	(44,466)
Other borrowings	44,848,829	336,544	3.00%	41,556,272	373,102	3.59%	(36,558)	34,032	(70,590)
TOTAL BORROWED FUNDS (7)	51,991,126	359,877	2.77%	46,739,569	409,220	3.50%	(49,343)	65,713	(115,056)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	105,770,467	428,999	1.62%	95,807,268	554,365	2.31%	(125,366)	83,334	(208,700)
Noninterest bearing demand deposits	18,309,976			14,600,091
Other liabilities(8)	7,600,050			5,753,334
TOTAL LIABILITIES	131,680,493			116,160,693
STOCKHOLDER’S EQUITY	22,458,865			24,641,158
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$154,139,358			$140,801,851

NET INTEREST SPREAD (9)			4.67%			5.35%
NET INTEREST MARGIN (10)			4.92%			5.71%
NET INTEREST INCOME (11)		$1,538,790			$1,621,725

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2020 AND 2019
	2020 (1)			2019 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$27,162,206	$220,754	1.63%	$21,149,809	$282,646	2.67%	$(61,892)	$167,189	$(229,081)
LOANS(3):
Commercial loans	33,488,826	609,168	3.64%	33,193,085	734,625	4.43%	(125,457)	6,599	(132,056)
Multifamily	8,493,807	155,893	3.67%	8,362,254	171,883	4.11%	(15,990)	2,755	(18,745)
Total commercial loans	41,982,633	765,061	3.64%	41,555,339	906,508	4.36%	(141,447)	9,354	(150,801)
Consumer loans:
Residential mortgages	8,806,806	166,386	3.78%	10,260,834	208,998	4.07%	(42,612)	(28,354)	(14,258)
Home equity loans and lines of credit	4,597,439	87,698	3.82%	5,260,778	136,240	5.18%	(48,542)	(15,747)	(32,795)
Total consumer loans secured by real estate	13,404,245	254,084	3.79%	15,521,612	345,238	4.45%	(91,154)	(44,101)	(47,053)
RICs and auto loans	37,382,043	2,524,460	13.51%	30,891,910	2,429,984	15.73%	94,476	287,831	(193,355)
Personal unsecured	2,329,078	303,040	26.02%	2,526,182	338,195	26.78%	(35,155)	(25,779)	(9,376)
Other consumer(4)	293,972	10,365	7.05%	406,783	14,561	7.16%	(4,196)	(3,976)	(220)
Total consumer	53,409,338	3,091,949	11.58%	49,346,487	3,127,978	12.68%	(36,029)	213,975	(250,004)
Total loans	95,391,971	3,857,010	8.09%	90,901,826	4,034,486	8.88%	(177,476)	223,329	(400,805)
Intercompany investments		—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	122,554,177	4,077,764	6.65%	112,051,635	4,317,132	7.71%	(239,368)	390,518	(629,886)
Allowance for loan losses(5)	(6,324,985)			(3,864,450)
Other assets(6)	34,877,861			30,570,529
TOTAL ASSETS	$151,107,053			$138,757,714
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,351,363	$19,915	0.35%	$10,294,922	$39,669	0.77%	$(19,754)	$4,577	$(24,331)
Savings	5,868,215	5,359	0.18%	5,876,398	6,668	0.23%	(1,309)	(8)	(1,301)
Money market	28,208,387	110,301	0.78%	24,204,275	152,586	1.26%	(42,285)	32,458	(74,743)
CDs	7,569,060	62,160	1.64%	8,047,101	76,510	1.90%	(14,350)	(4,344)	(10,006)
TOTAL INTEREST-BEARING DEPOSITS	52,997,025	197,735	0.75%	48,422,696	275,433	1.14%	(77,698)	32,683	(110,381)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	6,963,137	58,185	1.67%	4,676,133	66,190	2.83%	(8,005)	7,180	(15,185)
Other borrowings	44,508,110	697,078	3.13%	41,081,955	750,899	3.66%	(53,821)	73,089	(126,910)
TOTAL BORROWED FUNDS (7)	51,471,247	755,263	2.93%	45,758,088	817,089	3.57%	(61,826)	80,269	(142,095)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	104,468,272	952,998	1.82%	94,180,784	1,092,522	2.32%	(139,524)	112,952	(252,476)
Noninterest bearing demand deposits	16,714,359			14,449,580
Other liabilities(8)	7,220,157			5,738,427
TOTAL LIABILITIES	128,402,788			114,368,791
STOCKHOLDER’S EQUITY	22,704,265			24,388,923
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$151,107,053			$138,757,714

NET INTEREST SPREAD (9)			4.83%			5.39%
NET INTEREST MARGIN (10)			5.10%			5.76%
NET INTEREST INCOME (11)		$3,124,766			$3,224,610
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.
(3)Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.
(4)Other consumer primarily includes RV and marine loans.
(5)Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.
(6)Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 6 to the Condensed Consolidated Financial Statements for further discussion.
(7)Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.
(8)Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(9)Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(10)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
(11)Intercompany investment income is eliminated from this line item.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
INTEREST INCOME:
Interest-earning deposits	$8,272	$47,899	$40,421	$91,917	$(39,627)	(82.7)%	$(51,496)	(56.0)%
Investments AFS	51,631	71,137	121,654	145,567	(19,506)	(27.4)%	(23,913)	(16.4)%
Investments HTM	23,130	15,789	46,775	33,111	7,341	46.5%	13,664	41.3%
Other investments	5,494	6,117	11,904	12,051	(623)	(10.2)%	(147)	(1.2)%
Total interest income on investment securities and interest-earning deposits	88,527	140,942	220,754	282,646	(52,415)	(37.2)%	(61,892)	(21.9)%
Interest on loans	1,879,262	2,035,148	3,857,010	4,034,486	(155,886)	(7.7)%	(177,476)	(4.4)%
Total interest income	1,967,789	2,176,090	4,077,764	4,317,132	(208,301)	(9.6)%	(239,368)	(5.5)%
INTEREST EXPENSE:
Deposits and customer accounts	69,122	145,145	197,735	275,433	(76,023)	(52.4)%	(77,698)	(28.2)%
Borrowings and other debt obligations	359,877	409,220	755,263	817,089	(49,343)	(12.1)%	(61,826)	(7.6)%
Total interest expense	428,999	554,365	952,998	1,092,522	(125,366)	(22.6)%	(139,524)	(12.8)%
NET INTEREST INCOME	$1,538,790	$1,621,725	$3,124,766	$3,224,610	$(82,935)	(5.1)%	$(99,844)	(3.1)%

Net interest income decreased $82.9 million and $99.8 million for the three-month and six-month periods ended June 30, 2020 compared to 2019. The most significant factors contributing to this decrease are as follows:

Interest Income on Investment Securities and Interest-Earning Deposits

Second Quarter
Interest income on investment securities and interest-earning deposits decreased $52.4 million for the quarter ended June 30, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the quarter ended June 30, 2020 was $28.4 billion with an average yield of 1.25%, compared to an average balance of $21.6 billion with an average yield of 2.61% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the quarter ended June 30, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Year-to-Date
Interest income on investment securities and interest-earning deposits decreased $61.9 million for the six-month period ended June 30, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the six-month period ended June 30, 2020 was $27.2 billion with an average yield of 1.63%, compared to an average balance of $21.1 billion with an average yield of 2.67% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the six-month period ended June 30, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Interest Income on Loans

Interest income on loans for the three-month and six-month periods ended June 30, 2020, compared to 2019 reflected increases in the average balance for both periods, offset by decreasing rates, particularly during the three and six-months ended June 30, 2020..

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased for the three-month and six-month periods ended June 30, 2020 compared to 2019. These decreases were a result of the near zero interest rate environment offset by builds in overall deposits.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Second Quarter
Interest expense on borrowed funds decreased $49.3 million for the quarter ended June 30, 2020 compared to 2019. This decrease was due to lower interest rates being paid, offset by increased balances during the quarter ended June 30, 2020. The average balance of total borrowings was $52.0 billion with an average cost of 2.77% for the quarter ended June 30, 2020, compared to an average balance of $46.7 billion with an average cost of 3.50% for 2019. The average balance of borrowed funds increased for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

Year-to-Date
Interest expense on borrowed funds decreased $61.8 million for the six-month period ended June 30, 2020 compared to 2019. This decrease was due to lower interest rates being paid offset by increased balances during the six-month period ended June 30, 2020. The average balance of total borrowings was $51.5 billion with an average cost of 2.93% for the six-month period ended June 30, 2020, compared to an average balance of $45.8 billion with an average cost of 3.57% for 2019. The average balance of borrowed funds increased for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

CREDIT LOSS EXPENSE

Credit loss expense was $977.4 million and $2.2 billion for the three-month and six-month periods ended June 30, 2020, respectively, compared to $480.6 million and $1.1 billion, respectively, for the comparative periods in 2019. The increase was primarily due to reserve build during the first and second quarters of 2020 associated with a weaker economic outlook related to COVID-19, partially offset by declines in balances.

Total charge-offs of $943.2 million and $2.2 billion for three-month and six-month periods ended June 30, 2020, respectively, were lower by $301.6 million and $452.0 million from the comparative periods in 2019 as a result of the Company's programs in response to COVID-19. Total recoveries during these periods also decreased.

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$78,145	$107,063	$166,715	$203,123	$(28,918)	(27.0)%	$(36,408)	(17.9)%
Commercial fees	30,681	39,436	66,359	76,394	(8,755)	(22.2)%	(10,035)	(13.1)%
Lease income	755,006	705,835	1,526,666	1,380,720	49,171	7.0%	145,946	10.6%
Miscellaneous (loss) / income, net	(100,030)	108,271	21,943	197,815	(208,301)	(192.4)%	(175,872)	(88.9)%
Net gains recognized in earnings	22,516	2,379	31,795	379	20,137	846.4%	31,416	8,289.2%
Total non-interest income	$786,318	$962,984	$1,813,478	$1,858,431	$(176,666)	(18.3)%	$(44,953)	(2.4)%

Total non-interest income decreased $176.7 million and $45.0 million for the three-month and six-month periods ended June 30, 2020 compared to the corresponding periods in 2019. These decreases were primarily due to a decrease in miscellaneous income, partially offset by an increase in lease income.

Consumer fees

Consumer fees decreased $36.4 million for the six-month period ended June 30, 2020 compared to 2019. This decrease was primarily related to a decrease in consumer deposit fees, related to more few waivers given in 2020 compared to 2019.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the six-month period ended June 30, 2020 compared to 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lease income

Lease income increased $145.9 million for the six-month period ended June 30, 2020 compared to 2019. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $16.4 billion for the six-month period ended June 30, 2020, compared to $14.7 billion for 2019.

Miscellaneous income/(loss)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$17,038	$13,908	$33,127	$22,723	$3,130	22.5%	$10,404	45.8%
BOLI	13,815	16,113	28,909	30,431	(2,298)	(14.3)%	(1,522)	(5.0)%
Capital market revenue	84,184	48,442	122,468	97,964	35,742	73.8%	24,504	25.0%
Net gain on sale of operating leases	23,145	48,479	50,096	72,490	(25,334)	(52.3)%	(22,394)	(30.9)%
Asset and wealth management fees	50,941	44,157	103,592	87,204	6,784	15.4%	16,388	18.8%
Loss on sale of non-mortgage loans	(122,533)	(83,916)	(184,640)	(151,373)	(38,617)	(46.0)%	(33,267)	(22.0)%
Other miscellaneous (loss) / income, net	(166,620)	21,088	(131,609)	38,376	(187,708)	(890.1)%	(169,985)	(442.9)%
Total miscellaneous (loss) / income	$(100,030)	$108,271	$21,943	$197,815	$(208,301)	(192.4)%	$(175,872)	(88.9)%

Miscellaneous income decreased $208.3 million and $175.9 million for the three-month and six-month periods ended June 30, 2020, respectively, as compared to the corresponding periods in 2019. These decreases in both the periods were due to a decrease in other miscellaneous income, an increase in loss on sale of non-mortgage loans and decrease in net gain on sale of operating leases as partially offset by an increase in capital market revenue.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$440,521	$470,247	$929,794	$946,810	$(29,726)	(6.3)%	$(17,016)	(1.8)%
Occupancy and equipment expenses	164,875	142,646	311,786	285,040	22,229	15.6%	26,746	9.4%
Technology, outside services, and marketing expense	126,991	152,425	261,981	304,131	(25,434)	(16.7)%	(42,150)	(13.9)%
Loan expense	58,423	102,784	152,344	209,500	(44,361)	(43.2)%	(57,156)	(27.3)%
Lease expense	641,270	513,780	1,231,631	993,084	127,490	24.8%	238,547	24.0%
Impairment of goodwill	1,848,228	—	1,848,228	—	1,848,228	100%	1,848,228	100%
Other expenses	149,382	160,504	277,727	346,236	(11,122)	(6.9)%	(68,509)	(19.8)%
Total general, administrative and other expenses	$3,429,690	$1,542,386	$5,013,491	$3,084,801	$1,887,304	122.4%	$1,928,690	62.5%
Total general, administrative and other expenses increased $1.9 billion and $1.9 billion for the three-month and six-month periods ended June 30, 2020 compared to the corresponding periods of 2019. The most significant factors contributing to these increases were as follows:

Second Quarter
•Loan expense decreased $44.4 million for the quarter ended June 30, 2020, compared to the corresponding period in 2019. This decrease was primarily the result of lower repossession activity volumes due to the Covid-19 pandemic.
•Lease expense increased $127.5 million for the quarter ended June 30, 2020, compared to the corresponding period in 2019. This increase was primarily due to more depreciation on a larger lease portfolio and fewer liquidations.
•During the second quarter of 2020 the Company took a $1.8 billion goodwill impairment. For additional discussion please see Note 5 and the goodwill section in this MD&A.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-Date
In addition to the goodwill impairment charge discussed above, other significant factors included:
•Lease expense increased $238.5 million for the six-month period ended June 30, 2020 compared to 2019. This increase was primarily due to more depreciation on a larger lease portfolio and less liquidations.
•Other expenses decreased $68.5 million for the six-month period ended June 30, 2020, compared to the corresponding period in 2019. This decrease was primarily attributable to a decrease in legal and operational risk expenses.

INCOME TAX PROVISION

An income tax benefit of $186.2 million and a provision of $155.3 million were recorded for the three-month periods ended June 30, 2020 and 2019, respectively. An income tax benefit of $219.5 million and a provision of $271.5 million were recorded for the six-month periods ended June 30, 2020 and 2019, respectively. This resulted in an ETR of 8.9% and 27.7% for the three-month periods ended June 30, 2020 and 2019, respectively, and 9.8% and 29.6% for the six-month periods ended June 30, 2020 and 2019, respectively.

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

Refer to Note 14 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2020 and 2019 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$358,430	$374,187	$708,278	$739,164	$(15,757)	(4.2)%	$(30,886)	(4.2)%
Total non-interest income	71,373	86,543	154,926	161,200	(15,170)	(17.5)%	(6,274)	(3.9)%
Credit loss expense	186,714	40,215	352,184	77,215	146,499	364.3%	274,969	356.1%
Total expenses	1,955,547	404,102	2,340,820	794,073	1,551,445	383.9%	1,546,747	194.8%
(Loss)/income/ before income taxes	(1,712,458)	16,413	(1,829,800)	29,076	(1,728,871)	(10,533.5)%	(1,858,876)	(6,393.2)%
Intersegment revenue	541	581	961	976	(40)	(6.9)%	(15)	(1.5)%
Total assets	24,052,719	22,801,820	24,052,719	22,801,820	1,250,899	5.5%	1,250,899	5.5%

CBB reported a loss before income taxes of $1.7 billion and $1.8 billion for the three-month and six-month periods ended June 30, 2020, compared to income before income taxes of $16.4 million and $29.1 million for the three-month and six-month periods ended June 30, 2019. Factors contributing to this change were:

Second Quarter
•Credit loss expense increased $146.5 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-Date
•Credit loss expense increased $275.0 million for the six-month period ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.

C&I Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$70,034	$57,428	$127,853	$110,771	$12,606	22.0%	$17,082	15.4%
Total non-interest income	12,221	16,738	25,952	33,010	(4,517)	(27.0)%	(7,058)	(21.4)%
Credit loss expense	36,568	6,925	71,178	15,585	29,643	428.1%	55,593	356.7%
Total expenses	337,287	59,508	387,037	114,183	277,779	466.8%	272,854	239.0%
(Loss) / income before income taxes	(291,600)	7,733	(304,410)	14,013	(299,333)	(3,870.9)%	(318,423)	(2,272.3)%
Intersegment revenue	2,381	1,053	4,944	2,304	1,328	126.1%	2,640	114.6%
Total assets	7,048,220	7,442,924	7,048,220	7,442,924	(394,704)	(5.3)%	(394,704)	(5.3)%

C&I reported a loss before income taxes of $291.6 million and $304.4 million for the three-month and six-month periods ended June 30, 2020, compared to income before income taxes of $7.7 million and $14.0 million for 2019. Factors contributing to these changes were:

Second Quarter
•Credit loss expense increased 29.6 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.
Year-to-Date
•Credit loss expense increased 55.6 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE & VF

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$90,160	$105,148	$191,309	$207,714	$(14,988)	(14.3)%	$(16,405)	(7.9)%
Total non-interest income	2,157	3,194	5,350	6,433	(1,037)	(32.5)%	(1,083)	(16.8)%
Credit loss expense / (Release of) credit loss expense	14,252	3,534	63,387	3,400	10,718	303.3%	59,987	1,764.3%
Total expenses	29,736	32,593	58,681	62,667	(2,857)	(8.8)%	(3,986)	(6.4)%
Income before income taxes	48,329	72,215	74,591	148,080	(23,886)	(33.1)%	(73,489)	(49.6)%
Intersegment revenue	1,019	1,782	2,753	3,791	(763)	(42.8)%	(1,038)	(27.4)%
Total assets	19,567,288	18,809,753	19,567,288	18,809,753	757,535	4.0%	757,535	4.0%

CRE & VF reported income before income taxes of $48.3 million and $74.6 million for the three-month and six-month periods ended June 30, 2020 compared to income before income taxes of $72.2 million and $148.1 million for 2019. Factors contributing to these changes were:

Second Quarter
•Credit loss expense increased $10.7 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.
Year-to-Date
•Credit loss expense increased $60.0 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.

CIB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$42,457	$40,033	$79,376	$78,068	$2,424	6.1%	$1,308	1.7%
Total non-interest income	90,398	54,423	140,550	106,629	35,975	66.1%	33,921	31.8%
Credit loss expense	15,314	(4,188)	33,455	(2,746)	19,502	465.7%	36,201	1,318.3%
Total expenses	62,424	66,120	124,923	132,560	(3,696)	(5.6)%	(7,637)	(5.8)%
Income before income taxes	55,117	32,524	61,548	54,883	22,593	69.5%	6,665	12.1%
Intersegment expense	(3,941)	(3,401)	(8,658)	(7,071)	(540)	(15.9)%	(1,587)	(22.4)%
Total assets	12,419,110	10,178,060	12,419,110	10,178,060	2,241,050	22.0%	2,241,050	22.0%

CIB reported income before income taxes of $55.1 million and $61.5 million for the three-month and six-month periods ended June 30, 2020, compared to income before income taxes of $32.5 million and $54.9 million for 2019. Factors contributing to these changes were:

Second Quarter
•Total non-interest income increased $36.0 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. The increase is due to higher fee income resulting from the large amounts of debt underwritten during the second quarter of 2020 in response to the COVID-19 related economic uncertainty.
•Credit loss expense increased $19.5 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year-to-Date
•Total non-interest income increased $33.9 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019. This increase is due to the increase is due to higher fee income resulting from the large amounts of debt underwritten during the second quarter of 2020 in response to the COVID-19 related economic uncertainty.
•Credit loss expense increased $36.2 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.
•Total assets increased $2.2 billion, as a result of more unsettled trades at June 30, 2020 compared to the second quarter of 2019.

Other

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(9,330)	$30,715	$15,662	$71,904	$(40,045)	(130.4)%	$(56,242)	(78.2)%
Total non-interest income	(49,109)	114,251	65,244	206,633	(163,360)	(143.0)%	(141,389)	(68.4)%
(Release of Credit loss expense)/Credit loss expense	(137,597)	4,622	(127,436)	8,393	(142,219)	(3,077.0)%	(135,829)	(1,618.4)%
Total expenses	121,796	181,599	291,186	406,301	(59,803)	(32.9)%	(115,115)	(28.3)%
Loss before income taxes	(42,638)	(41,255)	(82,844)	(136,157)	(1,383)	(3.4)%	53,313	39.2%
Intersegment (expense)/revenue	—	(15)	—	—	15	(100.0)%	—	0%
Total assets	41,997,755	38,261,781	41,997,755	38,261,781	3,735,974	9.8%	3,735,974	9.8%

The Other category reported losses before income taxes of $42.6 million and $82.8 million for the three-month and six-month periods ended June 30, 2020 compared to losses before income taxes of $41.3 million and $136.2 million for the comparative periods of 2019. Factors contributing to these changes were:

Second Quarter
•Net interest income decreased $40.0 million for the quarter ended June 30, 2020 compared to the second quarter of 2019, due to lower rates.
•Total non-interest income decreased $163.4 million for the quarter ended June 30, 2020 compared to the second quarter of 2019, due to fair value adjustments related to the transfer of loans to HFS.
•Credit loss expense decreased $142.2 million for the quarter ended June 30, 2020 compared to the second quarter of 2019, due to the release of provision for loans moved to HFS during the quarter.
•Total expenses decreased $59.8 million for the quarter ended June 30, 2020 compared to the second quarter of 2019, due to lower operational risk expenses.
Year-to-Date
•Net interest income decreased $56.2 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019, due to lower rates.
•Total non-interest income decreased $141.4 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019, due to fair value adjustments related to the transfer of loans to HFS in the second quarter of 2020.
•Credit loss expense decreased $135.8 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019, due to the release of provision for loans moved to HFS during the second quarter of 2020.
•Total expenses decreased $115.1 million for the six-month period ended June 30, 2020 compared to the corresponding period of 2019, due to lower operational risk expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$984,745	$992,485	$1,996,152	$1,976,050	$(7,740)	(0.8)%	$20,102	1.0%
Total non-interest income	667,242	713,737	1,441,074	1,389,291	(46,495)	(6.5)%	51,783	3.7%
Credit loss expense	861,896	430,676	1,769,783	981,555	431,220	100.1%	788,228	80.3%
Total expenses	919,626	795,514	1,803,423	1,566,487	124,112	15.6%	236,936	15.1%
(Loss)/Income before income taxes	(129,535)	480,032	(135,980)	817,299	(609,567)	(127.0)%	(953,279)	(116.6)%
Total assets	47,268,695	46,416,093	47,268,695	46,416,093	852,602	1.8%	852,602	1.8%

SC reported losses before income taxes of $129.5 million and $136.0 million for the three-month and six-month periods ended June 30, 2020, compared to income before income taxes of $480.0 million and $817.3 million for the three-month and six-month periods ended of 2019. Contributing to these changes were:

Second Quarter
•Credit loss expense increased $431.2 million for the quarter ended June 30, 2020 compared to the second quarter of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.
•Total expenses increased $124.1 million for the quarter ended June 30, 2020 compared to the second quarter of 2019, due to increasing lease expense from the continued growth in the operating lease vehicle portfolio.
Year-to-Date
•Credit loss expense increased $788.2 million for the six-month period ended June 30, 2020 compared to the first six months of 2019 due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.
•Total expenses increased $236.9 million for the six-month period ended June 30, 2020 compared to the six-month period ended June 30, 2019 due to increasing lease expense from the continued growth in the operating lease vehicle portfolio.

Refer to the "Economic and Business Environment" section of this MD&A for additional details on the impact of the COVID-19 pandemic on the Company's current financial and operating status, as well as its future financial and operational planning.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2020		December 31, 2019		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,400,780	8.1%	$8,468,023	9.1%	$(1,067,243)	(12.6)%
C&I	17,664,463	19.3%	16,534,694	17.8%	1,129,769	6.8%
Multifamily	8,562,825	9.4%	8,641,204	9.3%	(78,379)	(0.9)%
Other commercial	7,191,574	7.9%	7,390,795	8.2%	(199,221)	(2.7)%
Total commercial loans (1)	40,819,642	44.7%	41,034,716	44.4%	(215,074)	(0.5)%

Consumer loans secured by real estate:
Residential mortgages	7,443,130	8.2%	8,835,702	9.5%	(1,392,572)	(15.8)%
Home equity loans and lines of credit	4,514,680	4.9%	4,770,344	5.1%	(255,664)	(5.4)%
Total consumer loans secured by real estate	11,957,810	13.1%	13,606,046	14.6%	(1,648,236)	(12.1)%

Consumer loans not secured by real estate:
RICs and auto loans	37,365,398	40.9%	36,456,747	39.3%	908,651	2.5%
Personal unsecured loans	881,244	1.0%	1,291,547	1.4%	(410,303)	(31.8)%
Other consumer	269,737	0.3%	316,384	0.3%	(46,647)	(14.7)%

Total consumer loans	50,474,189	55.3%	51,670,724	55.6%	(1,196,535)	(2.3)%
Total LHFI	$91,293,831	100.0%	$92,705,440	100.0%	(1,411,609)	(1.5)%

Total LHFI with:
Fixed	$61,109,094	66.9%	$61,775,942	66.6%	(666,848)	(1.1)%
Variable	30,184,737	33.1%	30,929,498	33.4%	(744,761)	(2.4)%
Total LHFI	$91,293,831	100.0%	$92,705,440	100.0%	(1,411,609)	(1.5)%
(1) As of June 30, 2020, the Company had $397.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $215.1 million, or 0.5%, from December 31, 2019 to June 30, 2020. This decrease was comprised of decreases in CRE loans of $1.1 billion, other commercial loans of $199.2 million, and multifamily loans of $78.4 million, offset by an increase in C&I loans of $1.1 billion. This decrease in s reflective of the re-classification of BSPR loans, largely in the CRE portfolio, as held for sale as of June 30, 2020, offset by originations of C&I loans, including PPP loans.

	At June 30, 2020, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$2,176,822	$5,265,125	$1,063,042	$8,504,989
C&I and other commercial	11,330,849	12,254,287	1,873,937	25,459,073
Multifamily loans	947,686	5,080,677	2,580,990	8,609,353
Total	$14,455,357	$22,600,089	$5,517,969	$42,573,415
Loans with:
Fixed rates	$4,585,773	$10,039,913	$3,171,429	$17,797,115
Variable rates	9,869,584	12,560,176	2,346,540	24,776,300
Total	$14,455,357	$22,600,089	$5,517,969	$42,573,415
(1) Includes LHFS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.6 billion, or 12.1%, from December 31, 2019 to June 30, 2020. This decrease was comprised of decreases in the residential mortgage portfolio of $1.4 billion, which is partially attributable to the classification of BSPR's residential mortgage portfolio as held for sale, and home equity loans and lines of credit portfolio of $255.7 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $908.7 million, or 2.5%, from December 31, 2019 to June 30, 2020. The increase in the RIC and auto loan portfolio was primarily due to an increase in originations, net of securitizations offset by loans moved to held for sale. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of June 30, 2020, 66.7% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 11.7% of loans for which no FICO score is available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At June 30, 2020, a typical RIC was originated with an average annual percentage rate of 13.3% and was purchased from the dealer at a premium of 0.8%. All of the Company's RICs and auto loans are fixed-rate loans.

The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2019 to June 30, 2020 by $457.0 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held-for-sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of June 30, 2020, SC's personal unsecured portfolio was held-for-sale and thus does not have a related allowance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2020	December 31, 2019	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$110,814	$83,117	$27,697	33.3%
C&I	92,895	153,428	(60,533)	(39.5)%
Multifamily	60,188	5,112	55,076	1,077.4%
Other commercial	16,440	31,987	(15,547)	(48.6)%
Total commercial loans	280,337	273,644	6,693	2.4%

Consumer loans secured by real estate:
Residential mortgages	147,931	134,957	12,974	9.6%
Home equity loans and lines of credit	110,917	107,289	3,628	3.4%
Consumer loans not secured by real estate:
RICs and auto loans	903,290	1,643,459	(740,169)	(45.0)%
Personal unsecured loans	2,801	2,212	589	26.6%
Other consumer	10,161	11,491	(1,330)	(11.6)%
Total consumer loans	1,175,100	1,899,408	(724,308)	(38.1)%
Total non-accrual loans	1,455,437	2,173,052	(717,615)	(33.0)%

Other real estate owned	53,258	66,828	(13,570)	(20.3)%
Repossessed vehicles	131,309	212,966	(81,657)	(38.3)%
Other repossessed assets	2,268	4,218	(1,950)	(46.2)%
Total OREO and other repossessed assets	186,835	284,012	(97,177)	(34.2)%
Total non-performing assets	$1,642,272	$2,457,064	$(814,792)	(33.2)%

Past due 90 days or more as to interest or principal and accruing interest	$67,152	$93,102	$(25,950)	(27.9)%
Annualized net loan charge-offs to average loans (1)	2.5%	2.8%	n/a	n/a
Non-performing assets as a percentage of total assets	1.1%	1.6%	n/a	n/a
NPLs as a percentage of total loans	1.5%	2.3%	n/a	n/a
ALLL as a percentage of total NPLs	488.7%	167.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

The increase in the ALLL as a percentage of total NPLs is a result of the adoption of the CECL standard effective January 1, 2020.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $233.7 million and $179.9 million at June 30, 2020 and December 31, 2019, respectively. This increase was due to loans to three large borrowers within the CRE, Multifamily, and other Commercial portfolios.

Potential problem consumer loans amounted to $2.1 billion and $4.7 billion at June 30, 2020 and December 31, 2019, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $1.6 billion, or 1.1% of total assets, at June 30, 2020, compared to $2.5 billion, or 1.6% of total assets, at December 31, 2019, primarily attributable to a decrease in in consumer RIC NPLs due to seasonality as consumers pay off outstanding balances.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs increased $6.7 million from December 31, 2019 to June 30, 2020. Commercial NPLs accounted for 0.7% of commercial LHFI at June 30, 2020 and December 31, 2019, respectively. The increase in commercial NPLs was comprised of decreases of $60.5 million in C&I offset by increases in $55.1 million in the Multifamily portfolio and $27.7 million in the CRE portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $740.2 million from December 31, 2019 to June 30, 2020. Non-performing RICs and auto loans accounted for 2.4% and 4.5% of total RICs and auto loans at June 30, 2020 and December 31, 2019, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$130,182	$110,917	$134,957	$107,289
Total LHFI	7,443,130	4,514,680	8,835,702	4,770,344
NPLs as a percentage of total LHFI	1.7%	2.5%	1.5%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $241.1 million or 51.2% of non-performing consumer loans secured by real estate at June 30, 2020, compared to $242.2 million and 45.9% of consumer loans secured by real estate at December 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $2.7 billion, or 47.1%, from December 31, 2019 to June 30, 2020, most significantly within the RICs and auto loan portfolio, which decreased $2.6 billion. Delinquent balances and nonaccrual balances overall were lower as of June 30, 2020 primarily due to the large number of deferrals granted to borrowers impacted by COVID-19.

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

The following table summarizes TDRs at the dates indicated:

	As of June 30, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$37,655	29.6%	$80,691	46.5%	$3,693,898	93.3%	$38,606	96.6%	$3,850,850
Non-performing	89,570	70.4%	92,946	53.5%	265,364	6.7%	1,365	3.4%	449,245
Total	$127,225	100.0%	$173,637	100.0%	$3,959,262	100.0%	$39,971	100.0%	$4,300,095

% of loan portfolio	0.3%	n/a	1.5%	n/a	10.6%	n/a	3.5%	n/a	4.7%
(1) Excludes LHFS.

	As of December 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$64,538	49.5%	$182,105	67.8%	$3,332,246	86.6%	$67,465	91.7%	$3,646,354
Non-performing	65,741	50.5%	86,335	32.2%	515,573	13.4%	6,128	8.3%	673,777
Total	$130,279	100.0%	$268,440	100.0%	$3,847,819	100.0%	$73,593	100.0%	$4,320,131

% of loan portfolio	0.3%	n/a	2.0%	n/a	10.6%	n/a	4.6%	n/a	4.7%
(1) Excludes LHFS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2020		Six-Month Period Ended June 30, 2019
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,847,819	$472,312	$5,251,769	$670,584
New TDRs(1)	1,158,527	100,752	606,660	48,891
Charged-Off TDRs	(428,630)	(3,028)	(737,515)	(3,992)
Sold TDRs(2)	(26,381)	(163,210)	—	(3,384)
Payments on TDRs	(592,073)	(65,993)	(678,842)	(65,082)
TDRs, end of period	$3,959,262	$340,833	$4,442,072	$647,017
(1) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.
(2) Sold TDRs for All Other Loans includes TDR loans transferred to HFS during the six-month period ended June 30, 2020 of $162.5M.

The decrease in total delinquent TDRs is primarily due to the significant increase in deferrals provided to borrowers in response to COVID-19 impacts.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance explains that, in consultation with the FASB staff, the federal banking agencies do not regard short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program as TDRs.

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs revised the practices noted above by 1) increasing the maximum number of extensions from eight to twelve, 2) allowing more than one deferral every six months and 3) removing the requirement that a requisite number of months have passed since origination.

The predominant program offering is a deferral of payments to the end of the loan term and waiver of late charges of up to three months for RICs and other consumer loans and lines of credit and a forbearance for mortgage customers of up to three months. For credit cards, we offer a temporary payment reduction program for a period of up to three months. We experienced a sharp increase in requests for relief related to COVID-19 nationwide and a significant number of such extensions have been granted. As of June 30, 2020, the Bank had granted approximately 40,000 concessions and held approximately $6.4 billion of loans on the Condensed Consolidated Balance Sheets that have been granted a concession in connection with COVID-19. Additionally, SC has granted over 730,000 loan extensions since the implementation of the program in March 2020. As of June 30, 2020, approximately one-third or approximately $11.0 billion of SC's RIC customers have received a COVID-19 deferral.

At the time a deferral is granted, all delinquent amounts may be deferred or paid. This may result in the classification of the loan as current and therefore not considered a delinquent account. However, there are other instances when a deferral is granted but the loan is not brought completely current, such as when the account days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals on RICs are approved for borrowers who are either 31-60 or 61-90 days delinquent, however a majority of these COVID-19 specific extensions have been granted to borrowers who were less than 30 days past due at the implementation date of the Company's COVID-19 modification program.

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

ACL

Changes to the ACL are discussed in Note 4 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $91.8 million at December 31, 2019 to $122.7 million at June 30, 2020. The increase of the reserve for unfunded included an increase from the adoption of the CECL standard of $10.4 million while the remainder was primarily related to changes in the business environment resulting from COVID-19. The net impact of business as usual change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $2.3 billion to $12.0 billion at June 30, 2020, compared to $14.3 billion at December 31, 2019. During the six-month period ended June 30, 2020, the composition of the Company's investment portfolio changed due to a decrease in U.S. Treasury securities, partially offset with an increase in MBS. U.S. Treasuries decreased by $2.6 billion primarily due to investment sales and maturities. MBS increased by $343.7 million primarily due to investment purchases and an increase in unrealized gains, partially offset by investment sales, maturities and principal paydowns. For additional information with respect to the Company’s investment securities, see Note 2 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $5.2 billion at June 30, 2020. The Company had 118 investment securities classified as HTM as of June 30, 2020.

Total gross unrealized gain/(loss) position on investment securities AFS increased by $245.5 million during the six-month period ended June 30, 2020. This increase was primarily related to an increase in unrealized gains of $233.2 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2020 was approximately 3.73 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2020 was approximately 2.52 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	June 30, 2020	December 31, 2019
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,816,817	$9,735,337
FNMA and FHLMC securities	5,019,350	4,326,299
State and municipal securities	5	9
Other securities (1)	211,751	278,113
Total investment securities AFS	12,047,923	14,339,758
Investment securities HTM:
U.S. government agencies	5,229,562	3,938,797
Total investment securities HTM(2)	5,229,562	3,938,797
Other investments	1,728,065	995,680
Total investment portfolio	$19,005,550	$19,274,235
(1) Other securities primarily include corporate debt securities and ABS.
(2) HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2020:

	June 30, 2020
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,007,134	$3,058,839
GNMA (1)	10,363,228	10,686,047
Total	$13,370,362	$13,744,886
(1) Includes U.S. government agency MBS.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2020, goodwill totaled $2.6 billion and represented 1.7% of total assets and 12.8% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
Impairment during the period	(1,557,384)	(290,844)	—	—	—	$(1,848,228)
Goodwill at June 30, 2020	$322,920	$27,080	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company conducted its annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company’s reporting units. As disclosed in footnote 5 to these Condensed Consolidated Financial Statements, the Company determined that goodwill triggering events occurred in the CBB, C&I and CRE & VF reporting units during the second quarter of 2020.

For the CBB reporting unit’s second quarter valuation analysis, a weighting of 25% to the market approach and 75% to the income approach was applied. For the income approach, the Company selected a discount rate of 10.0%, which represents management’s best estimate of the rate of return expected by market participants and aligns with the reporting unit's cost of equity at the time of the analysis. The Company increased a component of the discount rate to reflect the risk and uncertainty related to the reporting unit’s projected cash flows, which were adjusted downward from the Company’s year-end financial plan as a result of the estimated economic impact of the COVID-19 pandemic. A long-term growth rate of 2.50%, down from 3.0% at March 31, 2020, was applied in determining the terminal value. For the market approach, the Company selected a 30% control premium based on the Company’s review of transactions observable in the marketplace that were determined to be comparable. The equity value as a multiple of tangible book value of 0.9x was selected based on publicly traded peers of the reporting unit. The results of the fair value analysis did not exceed the carrying value for the CBB reporting unit indicating that the reporting unit was considered to be impaired at June 30, 2020. As a result, the Company recorded a $1.6 billion impairment charge relate to the CBB reporting unit.

For the C&I reporting unit’s second quarter valuation analysis, a weighting of 25% to the market approach and 75% to the income approach was applied. For the income approach, the Company selected a discount rate of 11.4%, which represents management’s best estimate of the rate of return expected by market participants and aligns with the reporting unit's cost of equity at the time of the analysis. The Company increased a component of the discount rate to reflect the risk and uncertainty related to the reporting unit’s projected cash flows, which were adjusted downward from the Company’s year-end financial plan as a result of the estimated economic impact of the COVID-19 pandemic. A long-term growth rate of 2.50%, down from 4.0% at October 1, 2019, was applied in determining the terminal value. For the market approach, the Company selected a 30% control premium based on the Company’s review of transactions observable in the marketplace that were determined to be comparable. The equity value as a multiple of tangible book value of 0.8x was selected based on publicly traded peers of the reporting unit. The results of the fair value analysis did not exceed the carrying value for the C&I reporting unit indicating that the reporting unit was considered to be impaired at June 30, 2020. As a result, the Company recorded a $0.3 billion impairment charge relate to the C&I reporting unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the CRE & VF reporting unit’s second quarter valuation analysis, a weighting of 25% to the market approach and 75% to the income approach was applied. For the income approach, the Company selected a discount rate of 11.6%, which represents management’s best estimate of the rate of return expected by market participants and aligns with the reporting unit's cost of equity at the time of the analysis. The Company increased a component of the discount rate to reflect the risk and uncertainty related to the reporting unit’s projected cash flows, which were adjusted downward from the Company’s year-end financial plan as a result of the estimated economic impact of the COVID-19 pandemic. A long-term growth rate of 2.50%, down from 3.0% at October 1, 2019, was applied in determining the terminal value. For the market approach, the Company selected a 30% control premium based on the Company’s review of transactions observable in the marketplace that were determined to be comparable. The equity value as a multiple of tangible book value of 1.2x was selected based on publicly traded peers of the reporting unit. The results of the fair value analysis exceeded the carrying value for the CRE & VF reporting unit by less than 5%, indicating that the reporting unit was not considered to be impaired at June 30, 2020.

The Company will continue monitoring changes to all reporting units for potential indicators for the remainder of 2020. There is an increased risk that further impairment or impairment within additional reporting units, up to the amount of remaining goodwill, could be recognized based on continued or additional declines in the market in future periods.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $101.0 million at June 30, 2020 (consisting of a deferred tax asset balance of $766.4 million and a deferred tax liability balance of $867.4 million), compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). The $916.4 million decrease in net deferred liability for the six-month period ended June 30, 2020 was primarily due to the adoption of the CECL Standard during the first quarter of 2020.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 15 to the Condensed Consolidated Financial Statements, and the Liquidity and Capital Resources section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 14 to the Condensed Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2020 and December 31, 2019, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2020 and December 31, 2019, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the six-month periods ended June 30, 2020 and 2019, the Company paid cash dividends of $125.0 million, and $150.0 million, respectively, to its common stock shareholder.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at June 30, 2020:

	SHUSA

	June 30, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.33%	6.50%	4.50%
Tier 1 capital ratio	15.71%	8.00%	6.00%
Total capital ratio	17.11%	10.00%	8.00%
Leverage ratio	12.45%	5.00%	4.00%

	Bank

	June 30, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.16%	6.50%	4.50%
Tier 1 capital ratio	15.16%	8.00%	6.00%
Total capital ratio	16.41%	10.00%	8.00%
Leverage ratio	11.75%	5.00%	4.00%
(1) Capital ratios through March 31, 2020 calculated under the U.S. Basel III framework on a transitional basis. Capital ratios starting in the first quarter of 2020 calculated under CECL transition provisions permitted by the CARES Act

LIQUIDITY AND CAPITAL RESOURCES

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $4.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the second quarter ended June 30, 2020, SC completed on-balance sheet funding transactions totaling approximately $2.9 billion, including:

•securitizations on its DRIVE, deeper subprime platform, for approximately $0.9 billion;
•private amortizing lease facilities for approximately $1.0 billion; and
•securitizations on its SDART platform for approximately $1.0 billion.

SC also completed approximately $0.5 billion in asset sales to third parties during the quarter.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At June 30, 2020, there was no outstanding balance on the subordinated loan.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Available Liquidity

As of June 30, 2020, the Bank had approximately $20.4 billion in committed liquidity from the FHLB and the FRB. Of this amount, $14.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2020 and December 31, 2019, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $18.9 billion and $15.0 billion, respectively. These amounts represented 28.2% and 24.3% of total deposits at June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the Bank, BSI and BSPR had $1.1 billion, $852.4 million, and $1.9 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

BSPR has $540.6 million in committed liquidity from the FHLB, all of which was unused as of June 30, 2020, as well as $1.2 billion in liquid assets aside from cash unused as of June 30, 2020.

Cash, cash equivalents, and restricted cash

	Six-Month Period Ended June 30,
(in thousands)	2020	2019
Net cash flows from operating activities	$2,378,828	$2,982,302
Net cash flows from investing activities	(2,759,935)	(8,208,309)
Net cash flows from financing activities	5,129,827	5,940,980

Cash flows from operating activities

Net cash flow from operating activities was $2.4 billion for the six-month period ended June 30, 2020, which was primarily comprised of $674.8 million in proceeds from sales of LHFS, $1.5 billion in depreciation, amortization and accretion, $2.2 billion of credit loss expense, and $1.8 billion from impairment of goodwill, partially offset by a net loss of $2.0 billion and $2.2 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $3.0 billion for the six-month period ended June 30, 2019, which was primarily comprised of net income of $645.9 million, $614.8 million in proceeds from sales of LHFS, $1.1 billion in depreciation, amortization and accretion, and $1.1 billion of credit loss expense, partially offset by $568.6 million of originations of LHFS, net of repayments.

Cash flows from investing activities

For the six-month period ended June 30, 2020, net cash flow from investing activities was $(2.8) billion, primarily due to $3.0 billion in normal loan activity, $3.7 billion of purchases of investment securities AFS, $3.0 billion in operating lease purchases and originations, and $1.5 billion of purchases of HTM investment securities, partially offset by $6.4 billion of AFS investment securities sales, maturities and prepayments, $1.8 billion in proceeds from sales and terminations of operating leases, and $570.5 million in proceeds from sales of LHFI.

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

Cash flows from financing activities

For the six-month period ended June 30, 2020, net cash flow from financing activities was $5.1 billion, which was primarily due to a $6.6 billion increase in deposits, partially offset by a decrease in net borrowing activity of $810.8 million, $125.0 million in dividends paid on common stock, and $546.8 million in stock repurchases attributable to NCI.

Net cash flow from financing activities for the six-month period ended June 30, 2019 was $5.9 billion, which was primarily due to an increase in net borrowing activity of $3.9 billion and a $2.2 billion increase in deposits, partially offset by $150.0 million in dividends paid on common stock and $104.6 million in stock repurchases attributable to NCI.

See the SCF for further details on the Company's sources and uses of cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Finance lease financing. As of June 30, 2020, there was an outstanding balance of approximately $0.8 billion on this facility in the aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.0 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of June 30, 2020, there was an outstanding balance of approximately $2.8 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2020 and December 31, 2019, there were outstanding balances of $297.9 million and $422.3 million, respectively, under these repurchase agreements.

SHUSA and Santander Lending to SC

The Company provides SC with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $7.2 billion of term promissory notes with maturities ranging from October 2020 to June 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $2.0 billion of unsecured financing maturing June 2022.

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

SC also continues to periodically execute securitizations under Rule 144A of the Securities Act. After retaining the required credit risk retention via a 5% vertical interest, SC transfers all remaining notes and residual interests in these securitizations to third parties. SC subsequently records these transactions as true sales of the RICs securitized, and removes the sold assets from its Condensed Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests. SIS uses liquidity primarily to support underwriting transactions.The primary use of liquidity for BSI is to meet customer liquidity requirements, such as maturing deposits, investment activities, funds transfers, and payment of operating expenses. BSPR uses liquidity for funding loan commitments and satisfying deposit withdrawal requests.

At June 30, 2020, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of June 30, 2020, the Company had 530,391,043 shares of common stock outstanding. During the three-month and six-month periods ended June 30, 2020, the Company paid dividends of zero and $125.0 million, respectively, to its sole shareholder, Santander.

SC paid a dividend of $0.22 per share in February 2020 and a dividend of $0.22 per share in May 2020. SC received written notification, on July 30, 2020, from the Federal Reserve that the Federal Reserve has approved the Company's request for a dispensation from the prohibition on stock repurchases and restricting the payment of dividends in the Federal Reserve's interim capital preservation rule issued on June 25, 2020. On July 31, 2020, SC’s Board of Directors declared a quarterly cash dividend of $0.22 per share of SC Common Stock payable to shareholders of record as of August 13, 2020. This dividend will be payable on August 24, 2020. SC has paid a total of $145.3 million in dividends through June 30, 2020, of which $37.2 million has been paid to NCI and $108.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

In June 2019, SC announced that the SC Board of Directors had authorized purchases by SC of up to $1.1 billion, excluding commissions, of outstanding SC Common Stock effective from the third quarter of 2019 through the end of the second quarter of 2020.

Below are the details of SC's tender offer and other share repurchase programs for the three-month and six-month periods ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Tender offer:(1)
Number of shares purchased	—	—	17,514,707	—
Average price per share	$—	$—	$26.00	$—
Cost of shares purchased(2)	$—	$—	$455,382	$—

Other share repurchases:
Number of shares purchased	4,911,300	3,749,692	5,757,761	4,715,122
Average price per share	$17.08	$23.16	$16.60	$22.18
Cost of shares purchased(2)	$83,890	$86,826	$95,590	$104,587

Total number of shares purchased	4,911,300	3,749,692	23,272,468	4,715,122
Average price per share	$17.08	$23.16	$23.67	$22.18
Total cost of shares purchased(2)	$83,890	$86,826	$550,972	$104,587
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a tender offer.
(2) Cost of shares exclude commissions

During the six-month period ended June 30, 2020, BSI declared and paid $7.5 million in dividends to SHUSA, which eliminated in consolidation.

On August 10, 2020, SC substantively exhausted the amount of shares it was permitted to repurchase under the Exception, has acquired an aggregate of 9.58 million of its shares in a combination of open market and privately negotiated repurchases since July 31, 2020, and expects to acquire an immaterial number of shares remaining under the Exception. As a result of these repurchases, SHUSA now owns approximately 80.25% of SC.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$5,421,308	$4,568,032	$853,276	$—	$—
Notes payable - revolving facilities	3,942,486	670,056	3,272,430	—	—
Notes payable - secured structured financings	27,559,987	328,787	8,772,383	11,487,763	6,971,054
Other debt obligations (1) (2)	17,436,998	1,923,546	8,290,836	3,861,978	3,360,638
CDs (1)	5,591,518	4,531,068	984,767	70,179	5,504
Non-qualified pension and post-retirement benefits	124,840	13,376	26,860	26,996	57,608
Operating leases(3)	737,358	142,709	241,643	182,368	170,638
Total contractual cash obligations	$60,814,495	$12,177,574	$22,442,195	$15,629,284	$10,565,442
Other commitments:
Commitments to extend credit	$32,068,222	$7,037,523	$6,134,731	$6,087,607	$12,808,361
Letters of credit	1,653,301	1,130,463	259,419	227,907	35,512
Total Contractual Obligations and Other Commitments	$94,536,018	$20,345,560	$28,836,345	$21,944,798	$23,409,315
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2020. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $71.2 million.

Excluded from the above table are deposits of $68.4 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2020 and December 31, 2019:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2020	December 31, 2019
Down 100 basis points	(0.65)%	(1.12)%
Up 100 basis points	1.91%	1.31%
Up 200 basis points	3.68%	2.56%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2020 and December 31, 2019.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2020	December 31, 2019
Down 100 basis points	(5.59)%	(3.01)%
Up 100 basis points	0.71%	(0.49)%
Up 200 basis points	(0.83)%	(3.17)%

As of June 30, 2020, the Company’s profile reflected a decrease of MVE of 5.59% for downward parallel interest rate shocks of 100 basis points and an increase of 0.71 % for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 12 to the Condensed Consolidated Financial Statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of as of June 30, 2020 (the "Evaluation Date"). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures; (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 14 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 15 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 10, 2020	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	August 10, 2020	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President