Form 10-Q
period 2020-09-30
Santander Holdings USA, Inc.
filed 2020-11-06
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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
Number of shares of common stock outstanding at October 31, 2020: 530,391,043 shares

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
•acts of God, including pandemics and other significant public health emergencies, and other natural or man-made disasters and SHUSA’s ability to deal with disruptions caused by such acts, emergencies and disasters;
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
•changes in credit ratings assigned to SHUSA or its subsidiaries that could increase the cost of funding or limit our access to capital markets;
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
•SHUSA's ability to control operational risks, data security breach risks and outsourcing risks, and the possibility of errors in quantitative models and software SHUSA uses in its business, including as a result of cyberattacks, technological failure, human error, fraud or malice by internal or external parties, and the possibility that SHUSA's controls will prove insufficient, fail or be circumvented;
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

ABS: Asset-backed securities	COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020
ACL: Allowance for credit losses	CPRs: Constant prepayment rate
AFS: Available-for-sale	CRA: Community Reinvestment Act
ALLL: Allowance for loan and lease losses	CRA Final Rule: the final rule relating to the CRA issued by the OCCC on July 20, 2020
AOCI: Accumulated other comprehensive income	CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019
ASC: Accounting Standards Codification	CRE: Commercial Real Estate
ASU: Accounting Standards Update	CRE & VF: Commercial Real Estate and Vehicle Finance
ATM: Automated teller machine	DCF: Discounted cash flow
Bank: Santander Bank, National Association	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
BEA: Bureau of Economic Analysis	DOJ: Department of Justice
BHC: Bank holding company	DPD: Days past due
BHCA: Bank Holding Company Act of 1956, as amended	DRIVE: Drive Auto Receivables Trust, a securitization platform
BOLI: Bank-owned life insurance	DTI: Debt-to-income
BSI: Banco Santander International	EAD: Exposure at default
BSPR: Banco Santander Puerto Rico	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
C&I: Commercial & industrial	EIP: Economic Impact Payments
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	EIR: Effective interest rate
CBB: Consumer and Business Banking	EPS: Enhanced Prudential Standards
CBP: Citizens Bank of Pennsylvania	ETR: Effective tax rate
CCAR: Comprehensive Capital Analysis and Review	Evaluation Date: September 30, 2020
CD: Certificate of deposit	Exchange Act: Securities Exchange Act of 1934, as amended
CECL: Current expected credit losses	FASB: Financial Accounting Standards Board
CECL Standard: Amendments based on ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	FBO: Foreign banking organization
CEF: Closed-end fund	FCA: Fiat Chrysler Automobiles US LLC
CEO: Chief Executive Officer	FDIC: Federal Deposit Insurance Corporation
CET1: Common equity Tier 1	Federal Reserve: Board of Governors of the Federal Reserve System
CEVF: Commercial equipment vehicle financing	FHLB: Federal Home Loan Bank
CFPB: Consumer Financial Protection Bureau	FHLMC: Federal Home Loan Mortgage Corporation
CFO: Chief Financial Officer	FICO®: Fair Isaac Corporation credit scoring model
Chase: JPMorgan Chase & Co and certain of its subsidiaries, including EMC Mortgage LLC	Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FINRA: Financial Industrial Regulatory Authority
Chrysler Capital: Trade name used in providing services under the Chrysler Agreement	FNMA: Federal National Mortgage Association
CIB: Corporate and Investment Banking	FRB: Federal Reserve Bank
CID: Civil investigative demand	FVO: Fair value option
CLTV: Combined loan-to-value	GAAP: Accounting principles generally accepted in the United States of America
CMO: Collateralized mortgage obligation	GBP: British pound sterling
CODM: Chief Operating Decision Maker	GDP: Gross domestic product
Company: Santander Holdings USA, Inc.	GNMA: Government National Mortgage Association
Covered Fund: a hedge fund or private equity fund	GSIB: Global systemically important bank

HFI: Held for investment	REIT: Real estate investment trust
HPI: Housing Price Index	RIC: Retail installment contract
HTM: Held to maturity	ROU: Right-of-use
IDI: Insured depository institution	RV: Recreational vehicle
IHC: U.S. intermediate holding company	RWA: Risk-weighted asset
Interim Policy: Policy issued by the Federal Reserve in the third quarter of 2020 and extended to the fourth quarter prohibiting share repurchases and limiting dividends by CCAR institutions	S&P: Standard & Poor's
IPO: Initial public offering	SAF: Santander Auto Finance
IRS: Internal Revenue Service	SAM: Santander Asset Management, LLC
ISDA: International Swaps and Derivatives Association, Inc.	Santander: Banco Santander, S.A.
IT: Information technology	Santander BanCorp: Santander BanCorp and its subsidiaries
LCR: Liquidity coverage ratio	Santander UK: Santander UK plc
LGD: Loss given default	SBA: Small Business Administration
LHFI: Loans held for investment	SBNA: Santander Bank, National Association
LHFS: Loans held for sale	SBC: Santander BanCorp
LIBOR: London Interbank Offered Rate	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIHTC: Low income housing tax credit	SCB: Stress capital buffer
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCART: Santander Consumer Auto Receivables Trust
MBS: Mortgage-backed securities	SCF: Statement of cash flows
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCRA: Servicemembers' Civil Relief Act
Mississippi AG: Attorney General of the State of Mississippi	SDART: Santander Drive Auto Receivables Trust
Moody's: Moody's Investor Service, Inc.	SDGT: Specially Designated Global Terrorist
MSPA: Master Securities Purchase Agreement	SEC: Securities and Exchange Commission
MSR: Mortgage servicing right	Securities Act: Securities Act of 1933, as amended
MVE: Market value of equity	SFS: Santander Financial Services, Inc.
NCI: Non-controlling interest	SHUSA: Santander Holdings USA, Inc.
NMDs: Non-maturity deposits	SIS: Santander Investment Securities Inc.
NMTC: New market tax credits	SPAIN: Santander Private Auto Issuing Note
NPL: Non-performing loan	SPE: Special purpose entity
NPR: Notice of proposed rule-making	SRT: Santander Retail Auto Lease Trust
NSFR: Net stable funding ratio	SSLLC: Santander Securities LLC
NYSE: New York Stock Exchange	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OCC: Office of the Comptroller of the Currency	TALF: Term asset-backed securities loan facility
OCI: Other comprehensive income	TDR: Troubled debt restructuring
OIS: Overnight indexed swap	TLAC: Total loss-absorbing capacity
OREO: Other real estate owned	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
OTTI: Other-than-temporary impairment	Trusts: Securitization trusts
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	U.K. United Kingdom
PCD: Purchased credit deteriorated, assets the Company deems at acquisition to have more than insignificant deterioration in credit quality since origination	UPB: Unpaid principal balance
PD: Probability of default	VIE: Variable interest entity
PPP: Paycheck Protection Program	VOE: Voting rights entity
YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$8,871,504	$7,644,372
Investment securities:
AFS at fair value	11,078,972	14,339,758
HTM (fair value of $5,668,891 and $3,957,227 as of September 30, 2020 and December 31, 2019, respectively)	5,488,576	3,938,797
Other investments (includes trading securities of $42,464 and $1,097 as of September 30, 2020 and December 31, 2019, respectively)	1,657,706	995,680
LHFI(1) (5)	92,777,106	92,705,440
ALLL (5)	(7,399,598)	(3,646,189)
Net LHFI	85,377,508	89,059,251
LHFS (2)	1,147,578	1,420,223
Premises and equipment, net (3)	780,104	798,122
Operating lease assets, net (5)(6)	16,217,953	16,495,739
Goodwill	2,596,161	4,444,389
Intangible assets, net	371,998	416,204
BOLI	1,899,070	1,860,846
Restricted cash (5)	5,827,423	3,881,880
Other assets (4) (5)	4,425,042	4,204,216
TOTAL ASSETS	$145,739,595	$149,499,477
LIABILITIES
Accounts payables and Accrued expenses	$5,653,777	$4,476,072
Deposits and other customer accounts	69,245,980	67,326,706
Borrowings and other debt obligations (5)	48,135,215	50,654,406
Advance payments by borrowers for taxes and insurance	164,391	153,420
Deferred tax liabilities, net	69,183	1,521,034
Other liabilities (5)	1,666,078	969,009
TOTAL LIABILITIES	124,934,624	125,100,647
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2020 and December 31, 2019)	17,876,818	17,954,441
Accumulated other comprehensive income/(loss), net of taxes	197,673	(88,207)
Retained earnings	1,457,860	4,155,226
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,532,351	22,021,460
NCI	1,272,620	2,377,370
TOTAL STOCKHOLDER'S EQUITY	20,804,971	24,398,830
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$145,739,595	$149,499,477
(1) LHFI includes $61.4 million and $102.0 million of loans recorded at fair value at September 30, 2020 and December 31, 2019, respectively.
(2) Includes $240.2 million and $289.0 million of loans recorded at the FVO at September 30, 2020 and December 31, 2019, respectively.
(3) Net of accumulated depreciation of $1.6 billion and $1.5 billion at September 30, 2020 and December 31, 2019, respectively.
(4) Includes MSRs of $81.8 million and $130.9 million at September 30, 2020 and December 31, 2019, respectively, for which the Company has elected the FVO. See Note 12 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2020 and December 31, 2019, LHFI included $22.7 billion and $26.5 billion, Operating leases assets, net included $16.2 billion and $16.5 billion, restricted cash included $1.8 billion and $1.6 billion, other assets included $870.2 million and $625.4 million, Borrowings and other debt obligations included $31.3 billion and $34.2 billion, and Other liabilities included $118.0 million and $188.1 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.7 billion and $4.2 billion at September 30, 2020 and December 31, 2019, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
INTEREST INCOME:
Loans	$1,916,091	$2,050,667	$5,773,102	$6,085,153
Interest-earning deposits	7,049	46,944	47,471	138,861
Investment securities:
AFS	38,084	64,777	159,738	210,344
HTM	24,530	16,319	71,305	49,429
Other investments	5,578	6,400	17,482	18,451
TOTAL INTEREST INCOME	1,991,332	2,185,107	6,069,098	6,502,238
INTEREST EXPENSE:
Deposits and other customer accounts	52,325	152,953	250,060	428,386
Borrowings and other debt obligations	317,615	413,044	1,072,878	1,230,134
TOTAL INTEREST EXPENSE	369,940	565,997	1,322,938	1,658,520
NET INTEREST INCOME	1,621,392	1,619,110	4,746,160	4,843,718
Credit loss expense	405,825	603,635	2,568,808	1,684,478
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,215,567	1,015,475	2,177,352	3,159,240
NON-INTEREST INCOME:
Consumer and commercial fees	123,834	133,049	356,907	412,566
Lease income	742,946	735,783	2,269,613	2,116,503
Miscellaneous income, net(1) (2)	308,222	130,033	330,165	327,849
TOTAL FEES AND OTHER INCOME	1,175,002	998,865	2,956,685	2,856,918
Net gain(loss) on sale of investment securities	(148)	2,267	31,646	2,646
TOTAL NON-INTEREST INCOME	1,174,854	1,001,132	2,988,331	2,859,564
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	461,992	485,920	1,391,786	1,432,730
Occupancy and equipment expenses	152,998	156,603	464,784	441,643
Technology, outside service, and marketing expense	124,211	178,053	386,192	482,183
Loan expense	67,139	98,639	219,483	308,139
Lease expense	612,639	523,900	1,844,270	1,516,984
Impairment of goodwill	—	—	1,848,228	—
Other expenses	150,249	190,129	427,978	536,366
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,569,228	1,633,244	6,582,721	4,718,045
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	821,193	383,363	(1,417,038)	1,300,759
Income tax (benefit)/provision	(53,343)	112,927	(272,856)	384,467
NET INCOME / (LOSS) INCLUDING NCI	874,536	270,436	(1,144,182)	916,292
LESS: NET INCOME ATTRIBUTABLE TO NCI	101,701	66,831	82,087	250,086
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$772,835	$203,605	$(1,226,269)	$666,206
(1) Netted down by impact of $56.6 million, and $387.9 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to $67.0 million and $239.1 million for the corresponding periods in 2019 of lower of cost or market adjustments on a portion of the Company's LHFS portfolio.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2020	2019	2020	2019
NET INCOME / (LOSS) INCLUDING NCI	$874,536	$270,436	$(1,144,182)	$916,292
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(38,702)	8,217	116,951	16,354
Net unrealized (losses) / gains on AFS investment securities, net of tax	(41,551)	34,601	149,569	239,395
Pension and post-retirement actuarial gains, net of tax	18,240	542	19,360	12,744
TOTAL OTHER COMPREHENSIVE (LOSS) / GAIN, NET OF TAX	(62,013)	43,360	285,880	268,493
COMPREHENSIVE INCOME / (LOSS)	812,523	313,796	(858,302)	1,184,785
NET INCOME ATTRIBUTABLE TO NCI	101,701	66,831	82,087	250,086
COMPREHENSIVE INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$710,822	$246,965	$(940,389)	$934,699

(1) Excludes $1.4 million and $(8.7) million of Other comprehensive income/(loss) attributable to NCI for the three-month and nine-month periods ended September 30, 2020, respectively, compared to $(3.2) million and $(19.7) million for the corresponding periods in 2019, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2020	530,391	17,890,181	259,686	685,025	1,391,885	20,226,777
Comprehensive income attributable to SHUSA	—	—	(62,013)	772,835	—	710,822
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	1,416	1,416
Net income attributable to NCI	—	—	—	—	101,701	101,701
Impact of SC stock option activity	—	—	—	—	1,247	1,247
Dividends paid to NCI	—	—	—	—	(13,333)	(13,333)
Stock repurchase attributable to NCI	—	(13,363)	—	—	(210,296)	(223,659)
Balance, September 30, 2020	530,391	$17,876,818	$197,673	$1,457,860	$1,272,620	$20,804,971

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2019	530,391	17,945,636	(96,519)	4,114,658	2,541,044	24,504,819
Comprehensive income attributable to SHUSA	—	—	43,360	203,605	—	246,965
OCI attributable to NCI	—	—	—	—	(3,195)	(3,195)
Net income attributable to NCI	—	—	—	—	66,831	66,831
Impact of SC stock option activity	—	—	—	—	3,949	3,949
Contribution from shareholder and related tax impact (Note 17)	—	13,026	—	—	—	13,026
Dividends paid to NCI	—	—	—	—	(22,099)	(22,099)
Stock repurchase attributable to NCI	—	(4,566)	—	—	(136,453)	(141,019)
Balance, September 30, 2019	530,391	$17,954,096	$(53,159)	$4,318,263	$2,450,077	$24,669,277

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2020	530,391	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of CECL Standard (Note 1)	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	285,880	(1,226,269)	—	(940,389)
Other comprehensive loss attributable to NCI	—	—	—	—	(8,690)	(8,690)
Net income attributable to NCI	—	—	—	—	82,087	82,087
Impact of SC stock option activity	—	—	—	—	4,642	4,642
Dividends declared and paid on common stock	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	(50,546)	(50,546)
Stock repurchase attributable to NCI	—	(77,623)	—	—	(692,876)	(770,499)
Balance, September 30, 2020	530,391	$17,876,818	$197,673	$1,457,860	$1,272,620	$20,804,971

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	17,859,304	(321,652)	3,783,405	2,526,175	23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	268,493	666,206	—	934,699
Other comprehensive loss attributable to NCI	—	—	—	—	(19,718)	(19,718)
Net income attributable to NCI	—	—	—	—	250,086	250,086
Impact of SC stock option activity	—	—	—	—	9,555	9,555
Contribution from shareholder and related tax impact (Note 17)	—	88,927	—	—	—	88,927
Dividends declared and paid on common stock	—	—	—	(150,000)	—	(150,000)
Dividends paid to NCI	—	—	—	—	(64,493)	(64,493)
Stock repurchase attributable to NCI	—	5,865	—	—	(251,528)	(245,663)
Balance, September 30, 2019	530,391	$17,954,096	$(53,159)	$4,318,263	$2,450,077	$24,669,277

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine-Month Period Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including NCI	$(1,144,182)	$916,292
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	1,848,228	—
Credit loss expense	2,568,808	1,684,478
Deferred tax (benefit)/expense	(396,533)	275,303
Depreciation, amortization and accretion	2,120,365	1,749,531
Net loss on sale of loans	269,411	244,274
Net gain on sale of investment securities	(31,646)	(2,646)
Loss on debt extinguishment	1,026	1,133
Net gain on real estate owned, premises and equipment, and other	(60,626)	(24,411)
Stock-based compensation	33	308
Equity loss on equity method investments	11,352	478
Originations of LHFS, net of repayments	(2,473,452)	(1,138,406)
Purchases of LHFS	—	(387)
Proceeds from sales of LHFS	1,420,412	1,060,708
Net change in:
Revolving personal loans	(59,096)	(144,411)
Other assets, BOLI and trading securities	350,696	(552,053)
Other liabilities	469,276	566,705
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,894,072	4,636,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	2,665,593	1,044,645
Proceeds from prepayments and maturities of AFS investment securities	6,703,624	3,270,469
Purchases of AFS investment securities	(5,587,453)	(5,999,028)
Proceeds from prepayments and maturities of HTM investment securities	743,380	256,152
Purchases of HTM investment securities	(2,187,454)	(965,966)
Proceeds from sales of other investments	315,091	237,537
Proceeds from maturities of other investments	85	13,673
Purchases of other investments	(900,193)	(329,598)
Proceeds from sales of LHFI	3,540,036	1,446,205
Distributions from equity method investments	5,132	3,506
Contributions to equity method and other investments	(102,762)	(176,114)
Proceeds from settlements of BOLI policies	5,542	26,318
Purchases of LHFI	(77,136)	(818,024)
Net change in loans other than purchases and sales	(3,762,585)	(7,104,936)
Purchases and originations of operating leases	(4,891,504)	(6,778,636)
Proceeds from the sale and termination of operating leases	3,103,187	2,733,172
Manufacturer incentives	358,197	633,991
Proceeds from sales of real estate owned and premises and equipment	44,476	51,944
Purchases of premises and equipment	(137,059)	(135,060)
Net cash paid for branch disposition	—	(329,328)
Upfront fee paid to FCA	—	(60,000)
NET CASH USED IN INVESTING ACTIVITIES	(161,803)	(12,979,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts (1)	1,919,274	5,199,415
Net change in short-term borrowings	455,578	448,736
Net proceeds from long-term borrowings	34,327,398	34,591,061
Repayments of long-term borrowings	(32,891,548)	(32,239,459)
Proceeds from FHLB advances (with terms greater than 3 months)	2,500,000	3,875,000
Repayments of FHLB advances (with terms greater than 3 months)	(6,935,882)	(2,500,000)
Net change in advance payments by borrowers for taxes and insurance	10,971	14,370
Dividends paid on common stock	(125,000)	(150,000)
Dividends paid to NCI	(50,546)	(64,493)
Stock repurchase attributable to NCI	(770,499)	(245,663)
Proceeds from the issuance of common stock	660	4,441
Capital contribution from shareholder	—	88,927
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(1,559,594)	9,022,335

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,172,675	680,153
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	11,526,252	10,722,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (2)	$14,698,927	$11,402,457

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(47,033)	16,205
Loans transferred from/(to) LHFI (from)/to LHFS, net	2,770,335	2,657,598
Unsettled purchases of investment securities	508,635	256,685
Adoption of lease accounting standard:
ROU assets	—	664,057
Accrued expenses and payables	—	705,650

(1) The net change in deposits for the nine-month period ended September 30, 2020 includes the sale of $4.2 billion of SBC deposits. Refer to Note 1 for further information on the sale of SBC.
(2) The nine-month periods ended September 30, 2020 and 2019 include cash and cash equivalents balances of $8.9 billion and $7.7 billion, respectively, and restricted cash balances of $5.8 billion and $3.7 billion, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; and SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; as well as several other subsidiaries. SSLLC, SIS, and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Santander. The Parent Company's two largest subsidiaries by asset size and revenue are the Bank and SC. On September 1, 2020 the Company sold its investment in Santander BanCorp, a financial holding company headquartered in Puerto Rico that offered a full range of financial services through its wholly-owned banking subsidiary, BSPR. Refer to the caption "Sale of SBC" below for more information.

The Bank’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

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

Since May 2013, under its agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, SC entered into an amendment to the Chrysler Agreement which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it provides other consumer finance products.

As of September 30, 2020, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

IHC

The EPS mandated by Section 165 of the DFA Final Rule were enacted by the Federal Reserve to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with over $50 billion of U.S. non-branch assets, including Santander, were required to consolidate U.S. subsidiary activities under an IHC. Due to its U.S. non-branch total consolidated asset size, Santander is subject to the Final Rule. As a result of this rule, Santander transferred substantially all of its equity interests in U.S. bank and non-bank subsidiaries previously outside the Company to the Company, which became an IHC effective July 1, 2016. These subsidiaries included BSI, SIS and SSLLC, as well as several other subsidiaries. On July 1, 2017, an additional Santander subsidiary, SFS, a finance company located in Puerto Rico, was transferred to the Company. Additionally, effective July 2, 2018, Santander transferred SAM to the IHC.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sale of SBC

On October 21, 2019, the Company entered into an agreement to sell the stock of Santander BanCorp ("SBC") (the holding company that owns BSPR). On September 1, 2020, the Company completed the sale of SBC to FirstBank Puerto Rico for approximately $1.28 billion. The sale of SBC resulted in the recognition of a gain in the third quarter of 2020 totaling $62 million, reported in Miscellaneous income, net and a tax impact of $12 million, for a total net gain of $50 million. In addition, the Company reclassified to income approximately $23.6 million ($14.8 million after tax) of other comprehensive income related to its investment in SBC which is also recorded in Miscellaneous income, net. The final sales price and gain on sale are subject to adjustments based on the buyer’s review of the transferred assets and liabilities, in accordance with the agreement. In the second quarter of 2020, the Company recorded $39 million tax expense to establish a deferred tax liability for the book over tax basis in its investment in SBC. Transaction expenses related to the sale of SBC totaled approximately $10.0 million through September 30, 2020.

At August 31, 2020 and December 31, 2019, the Consolidated Balance Sheets of the Company included total assets of $5.5 billion and $6.0 billion, respectively, total liabilities of $4.3 billion and $4.8 billion, respectively, and total equity of $1.2 billion at both dates attributable to SBC.

The Condensed Consolidated Statements of Operations of the Company for the three and nine-months ended September 30, 2020 included $14.3 million and $33.1 million, respectively, of net income attributable to SBC and $26.4 million and $66.6 million, respectively, of net income attributable to SBC for the comparative periods in 2019.

As part of the stipulations of the transaction, SBC transferred all of its non-performing assets to the Company's wholly-owned subsidiary, SFS. This resulted in three separate transactions executed in December 2019, August 2020, and October 2020 for a total of $160.0 million in loans and $30.0 million of real estate owned which are included in the Condensed Consolidated Balance Sheet of the Company at September 30, 2020.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2020, the Company adopted the following FASB ASUs:
•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changed how entities measure credit losses for most financial assets and certain other instruments measured at amortized cost. The amendment introduced a new credit reserving framework known as CECL, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the expected life of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit-deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it was under the OTTI framework. The Company adopted the new guidance on January 1, 2020 on a modified retrospective basis which resulted in an increase in the ACL of approximately $2.5 billion, a decrease in stockholder's equity of approximately $1.8 billion and a decrease in deferred tax liabilities, net of approximately $0.7 billion at January 1, 2020.  The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected credit losses over the full expected life of the loan portfolios.

•In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three-month period ended March 31, 2020, electing the practical expedients relative to the Company’s contracts and hedging relationships modified as a result of reference rate reform through December 31, 2022. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, chargeoffs, amortization of premium and accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain U.S. government entities and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in OCI and in the carrying value of HTM securities. Such amounts are amortized over the remaining lives of the securities. Any allowance recorded for credit losses while the security was classified as AFS is reversed through provision expense. Thereafter, the allowance is recorded through the provision using the HTM valuation reserve.

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

The Company conducts a comprehensive security-level impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. The quarterly assessment takes into consideration whether (i) the Company has the intent to sell or (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. Similar to HTM securities, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain U.S. government entities and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.

The Company does not measure an ACL for accrued interest, and instead writes off uncollectible accrued interest balances in a timely manner. The Company places securities on nonaccrual and reverses any uncollectible accrued interest when the full and timely collection of interest or principal becomes uncertain, but no later than at 90 days past due.

See Note 2 to these Condensed Consolidated Financial Statements for details on the Company's investments.

LHFI

Purchased LHFI

Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination (i.e., PCD loans) require the recognition of an ACL at purchase. The ACL is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the FVO at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under a FVO.

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

The ALLL is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the Company’s HFI loan portfolios. The reserve for off-balance sheet commitments represents the ECL for unfunded lending commitments and financial guarantees, and is presented within Other liabilities on the Company's Condensed Consolidated Balance Sheets. The reserve for off-balance sheet commitments, together with the ALLL, is generally referred to collectively throughout this Form 10-Q as the ACL, despite the presentation differences.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company uses multiple scenarios in its CECL estimation process. The selection of scenarios is reviewed quarterly and governed by the ACL Committee. Additionally, the results from the CECL models are reviewed and adjusted, if necessary, based on management’s judgment, as discussed in the section captioned "Qualitative Reserves" below.

CECL Models

The Company uses a statistical methodology based on an ECL approach that focuses on forecasting the ECL components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses.
•In calculating the PD and payoff, the Company developed model forecasts which consider variables such as delinquency status, loan tenor and credit quality as measured by internal risk ratings assigned to individual loans and credit facilities.
•The LGD component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, LTV and credit quality.
•The EAD component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variables such as LTV, collateral and credit quality.

The above ECL components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDRs and individually assessed loans, and the non-DCF approach for other loans.

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

Collateral-Dependent Assets

A loan is considered a collateral-dependent financial asset when:
•The Company determines foreclosure is probable, or
•The borrower is experiencing financial difficulty and the Company expects repayment to be provided substantially through the operation or sale of the collateral.

For all collateral-dependent loans, the Company measures the allowance for expected credit losses as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measure of credit losses does not incorporate estimated costs to sell.

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

Negative Allowance

Negative allowance is defined as the amount of future recovery expected for accounts that have already been charged-off. The Company performs an analysis of the actual historical recovery values to determine the pattern of recovery and expected rate of recovery over a given historic period, and uses the results of this analysis to determine a negative allowance. Negative allowance reduces the ACL.

Qualitative Reserves

Quantitative models have certain limitations with respect to estimating expected losses in times of rapidly changing macro-economic forecasts. The ACL estimate includes qualitative adjustments to adjust for limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic conditions used to develop the models and to give consideration to significant government relief programs, stimulus, and internal credit accommodations. Management believes the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future.

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

The qualitative adjustment is also established in consideration of several factors such as the interpretation of economic trends, changes in the nature and volume of our loan portfolios, trends in delinquency and collateral values, and concentration risk. This analysis is conducted at least quarterly, and the Company revises the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2020 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month and nine-month periods ended September 30, 2020 except as noted in Notes 15 and 17.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$212,609	$3,045	$—	$215,654	$4,086,733	$4,497	$(292)	$4,090,938
Corporate debt securities	172,845	78	(15)	172,908	139,696	39	(22)	139,713
ABS	111,577	854	(1,290)	111,141	138,839	1,034	(1,473)	138,400
State and municipal securities	3	—	—	3	9	—	—	9
MBS:
GNMA - Residential	3,322,848	84,241	(194)	3,406,895	4,868,512	12,895	(16,066)	4,865,341
GNMA - Commercial	1,413,584	26,142	(193)	1,439,533	773,889	6,954	(1,785)	779,058
FHLMC and FNMA - Residential	5,587,145	78,402	(5,670)	5,659,877	4,270,426	14,296	(30,325)	4,254,397
FHLMC and FNMA - Commercial	66,699	6,264	(2)	72,961	69,242	2,665	(5)	71,902
Total investments in debt securities AFS	$10,887,310	$199,026	$(7,364)	$11,078,972	$14,347,346	$42,380	$(49,968)	$14,339,758

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$50,381	$561	$—	$50,942	$—	$—	$—	$—
MBS:
GNMA - Residential	2,156,473	50,005	(801)	2,205,677	1,948,025	11,354	(7,670)	1,951,709
GNMA - Commercial	3,281,722	130,690	(140)	3,412,272	1,990,772	20,115	(5,369)	2,005,518
Total investments in debt securities HTM	$5,488,576	$181,256	$(941)	$5,668,891	$3,938,797	$31,469	$(13,039)	$3,957,227

As of September 30, 2020 and December 31, 2019, the Company had investment securities with an estimated carrying value of $3.4 billion and $7.5 billion, respectively, pledged as collateral, which were comprised of the following: $306.4 million and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.3 billion and $3.5 billion, respectively, were pledged to secure public fund deposits; $334.9 million and $148.5 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; zero and $699.1 million, respectively, were pledged to deposits with clearing organizations; and $425.8 million and $461.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At September 30, 2020 and December 31, 2019, the Company had $36.4 million and $46.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2020 or December 31, 2019.

There were no transfers of securities between AFS and HTM during the periods ended September 30, 2020 or December 31, 2019.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$349,080	$349,831
Due after 1 year but within 5 years	115,239	119,460
Due after 5 years but within 10 years	353,072	368,100
Due after 10 years	10,069,919	10,241,581
Total	$10,887,310	$11,078,972

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2020 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$2,483	$3,416
Due after 1 year but within 5 years	34,178	34,320
Due after 5 years but within 10 years	12,787	13,206
Due after 10 years	5,439,128	5,617,949
Total	$5,488,576	$5,668,891

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of September 30, 2020 and December 31, 2019 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$200,096	$(167)	$499,883	$(125)
Corporate debt securities	131,377	(15)	—	—	110,802	(22)	—	—
ABS	4,013	(17)	46,649	(1,273)	27,662	(44)	47,616	(1,429)
MBS:
GNMA - Residential	51,846	(178)	10,756	(16)	2,053,763	(6,895)	997,024	(9,171)
GNMA - Commercial	52,123	(193)	—	—	217,291	(1,756)	14,300	(29)
FHLMC and FNMA - Residential	1,416,139	(5,456)	24,369	(214)	660,078	(4,110)	1,344,057	(26,215)
FHLMC and FNMA - Commercial	—	—	422	(2)	—	—	430	(5)
Total investments in debt securities AFS	$1,655,498	$(5,859)	$82,196	$(1,505)	$3,269,692	$(12,994)	$2,903,310	$(36,974)

The following table presents the aggregate amount of unrealized losses as of September 30, 2020 and December 31, 2019 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$168,035	$(801)	$—	$—	$559,058	$(2,004)	$657,733	$(5,666)
GNMA - Commercial	67,237	(140)	—	—	731,445	(5,369)	—	—
Total investments in debt securities HTM	$235,272	$(941)	$—	$—	$1,290,503	$(7,373)	$657,733	$(5,666)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS securities against its investments in debt securities at September 30, 2020 or December 31, 2019.

Management has concluded that the unrealized losses on its investments in debt securities for which it has not recorded an allowance (which were comprised of 466 individual securities at September 30, 2020) are not credit-related since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity.

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019
Proceeds from the sales of AFS securities	$1,112,033	$416,981	$2,665,593	$1,044,645

Gross realized gains	$573	$2,667	$33,400	$6,007
Gross realized losses	(721)	(400)	(1,754)	(3,361)
Net realized gains/(losses) (1)	$(148)	$2,267	$31,646	$2,646
(1)    Includes net realized gain/(losses) on trading securities of $(0.1) million and $(1.0) million for the three-month and nine-month periods ended September 30, 2020, respectively, and $(0.3) million and $(0.6) million for the three-month and nine-month periods ended September 30, 2019, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	September 30, 2020	December 31, 2019
FHLB of Pittsburgh and FRB stock	$550,164	$716,615
LIHTC investments	300,588	265,271
Equity securities not held for trading (1)	14,490	12,697
Interest-bearing deposits with an affiliate bank	750,000	—
Trading securities	42,464	1,097
Total	$1,657,706	$995,680
(1)    Includes $1.4 million and zero of equity certificates related to an off-balance sheet securitization as of September 30, 2020 and December 31, 2019, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2020, the Company purchased $29.9 million and $148.5 million of FHLB stock at par, respectively, and redeemed $135.9 million and $311.9 million of FHLB stock at par, respectively. There was no gain or loss associated with these redemptions. During the three-month and nine-month periods ended September 30, 2019, the Company did not purchase FRB stock.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of September 30, 2020, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

Interest-bearing deposits include deposits maturing in more than 90 days with Santander.

NOTE 2. INVESTMENT SECURITIES (continued)

With the exception of equity and trading securities, which are measured at fair value, the Company evaluates these other investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value. The Company held an immaterial amount of equity securities without readily determinable fair values at the reporting date.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $52.8 billion at September 30, 2020 and $53.9 billion at December 31, 2019.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2020 was $1.1 billion, compared to $1.4 billion at December 31, 2019. During the third quarter of 2020, the Company returned $1.6 billion of RICs classified as LHFS to LHFI. For a discussion on the valuation of LHFS at fair value, see Note 12 to these Condensed Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as LHFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As of September 30, 2020, the carrying value of the personal unsecured held for sale portfolio was $763.3 million. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $240.2 million as of September 30, 2020 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2020 and December 31, 2019, accrued interest receivable on the Company's loans was $613.8 million and $497.7 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,466,898	8.0%	$8,468,023	9.1%
C&I loans	16,289,708	17.6%	16,534,694	17.8%
Multifamily loans	8,677,483	9.4%	8,641,204	9.3%
Other commercial(2)	7,217,276	7.8%	7,390,795	8.2%
Total commercial LHFI	39,651,365	42.8%	41,034,716	44.4%
Consumer loans secured by real estate:
Residential mortgages	7,132,279	7.7%	8,835,702	9.5%
Home equity loans and lines of credit	4,288,526	4.6%	4,770,344	5.1%
Total consumer loans secured by real estate	11,420,805	12.3%	13,606,046	14.6%
Consumer loans not secured by real estate:
RICs and auto loans	40,615,831	43.7%	36,456,747	39.3%
Personal unsecured loans	845,860	0.9%	1,291,547	1.4%
Other consumer(3)	243,245	0.3%	316,384	0.3%
Total consumer loans	53,125,741	57.2%	51,670,724	55.6%
Total LHFI(1)	$92,777,106	100.0%	$92,705,440	100.0%
Total LHFI:
Fixed rate	$64,631,198	69.7%	$61,775,942	66.6%
Variable rate	28,145,908	30.3%	30,929,498	33.4%
Total LHFI(1)	$92,777,106	100.0%	$92,705,440	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.1 billion and $3.2 billion as of September 30, 2020 and December 31, 2019, respectively.
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

During the nine-month periods ended September 30, 2020 and 2019, SC originated $11.1 billion and $9.5 billion, respectively, in Chrysler Capital loans (including through the SBNA originations program), which represented 61% and 56%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2020 and 2019 was as follows:

	Three-Month Period Ended September 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period (1)	$759,599	$6,353,139	$—	$7,112,738
Credit loss expense on loans	14,797	365,799		380,596
Charge-offs	(28,962)	(577,179)		(606,141)
Recoveries	7,843	504,562		512,405
Charge-offs, net of recoveries	(21,119)	(72,617)	—	(93,736)
ALLL, end of period	$753,277	$6,646,321	$—	$7,399,598

Reserve for unfunded lending commitments, beginning of period (1)	$95,022	$27,721		$122,743
Credit loss expense on unfunded lending commitments	24,752	477		25,229
Reserve for unfunded lending commitments, end of period	119,774	28,198	—	147,972
Total ACL, end of period	$873,051	$6,674,519	$—	$7,547,570

	Nine-Month Period Ended September 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13 (1)	198,919	2,383,711	(46,748)	2,535,882
Credit loss expense on loans (1)	254,262	2,268,811		2,523,073
Charge-offs	(125,871)	(2,721,664)		(2,847,535)
Recoveries	26,138	1,515,851		1,541,989
Charge-offs, net of recoveries	(99,733)	(1,205,813)	—	(1,305,546)
ALLL, end of period	$753,277	$6,646,321	$—	$7,399,598

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892		$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330		10,411
Credit loss expense on unfunded lending commitments (1)	23,759	21,976		45,735
Reserve for unfunded lending commitments, end of period	119,774	28,198	—	147,972
Total ACL, end of period	$873,051	$6,674,519	$—	$7,547,570
(1) Includes a correction for the classification of ACL balances and certain activity between Commercial and Consumer from January 1, 2020 through June 30, 2020. This resulted in a cumulative $322 million reclassification required at June 30, 2020 increasing the Consumer and decreasing the Commercial ACL.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$447,078	$3,290,007	$46,748	$3,783,833
Credit loss expense on loans(1)	14,251	583,640	—	597,891
Charge-offs	(57,276)	(1,367,404)	—	(1,424,680)
Recoveries	18,393	760,423	—	778,816
Charge-offs, net of recoveries	(38,883)	(606,981)	—	(645,864)
ALLL, end of period	$422,446	$3,266,666	$46,748	$3,735,860

Reserve for unfunded lending commitments, beginning of period	$83,346	$6,060	$—	$89,406
(Recovery of) / credit loss expense on unfunded lending commitments	5,907	(163)	—	5,744
Reserve for unfunded lending commitments, end of period	89,253	5,897	—	95,150
Total ACL, end of period	$511,699	$3,272,563	$46,748	$3,831,010

	Nine-Month Period Ended September 30, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,086	$3,409,021	$47,023	$3,897,130
Credit loss expense on loans(1)	59,895	1,624,933	—	1,684,828
Charge-offs	(117,591)	(4,020,570)	(275)	(4,138,436)
Recoveries	39,056	2,253,282	—	2,292,338
Charge-offs, net of recoveries	(78,535)	(1,767,288)	(275)	(1,846,098)
ALLL, end of period	$422,446	$3,266,666	$46,748	$3,735,860

Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
Release of unfunded lending commitments	(219)	(131)	—	(350)
Reserve for unfunded lending commitments, end of period	89,253	5,897	—	95,150
Total ACL, end of period	$511,699	$3,272,563	$46,748	$3,831,010
(1) Credit loss expense includes $0 and $20.4 million related to retail installment contracts transferred to held for sale during the three and nine months ended September 30, 2019.

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

The Company estimates lifetime expected losses based on prospective information as well as account-level models based on historical data. Unemployment, HPI, and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). The used vehicle index is also used to estimate the loss in the event of default. The historic volume of loan deferrals provided to customers impacted by COVID-19 has driven positive trends in delinquencies and severity (charge-offs) in the quarter however, the inclusion of key loan characteristics as inputs to the models (including number of extensions) and management’s evaluation of qualitative factors ensure the allowance is appropriate.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company has determined the reasonable and supportable period to be three years, at which time the economic forecasts generally tend to revert to historical averages. The Company utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of the portfolio metrics and collateral value. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustment for macroeconomic uncertainty and may consider adjustments to macroeconomic inputs based on market volatility.

The baseline scenario was based on the latest consensus forecasts available, which show an improvement in key variables in this quarter, including a decrease in unemployment rates (which are a key driver to losses). The scenarios are periodically updated over a reasonable and supportable time horizon, with weightings assigned by management and approved through established committee governance.

The Company's allowance for loan losses increased $286.9 million and $3.8 billion for the three and nine-months ended September 30, 2020. For the three months ended September 30, 2020, the increase was primarily due to portfolio growth. For the nine months ended September 30, 2020, the primary drivers were an approximately a $2.5 billion increase at CECL adoption on January 1, 2020, driven mainly by the addition of lifetime expected credit losses for non-TDR loans and additional reserves specific to COVID-19 risk.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of (1):		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2020

Non-accrual loans:
Commercial:
CRE	$95,621	$83,117	$65,104	$—
C&I	102,274	153,428	40,723	—
Multifamily	51,349	5,112	49,236	—
Other commercial	16,984	31,987	7,634	—
Total commercial loans	266,228	273,644	162,697	—
Consumer:
Residential mortgages	164,001	134,957	66,223	—
Home equity loans and lines of credit	94,872	107,289	33,718	—
RICs and auto loans	967,101	1,643,459	187,774	84,403
Personal unsecured loans	—	2,212	—	—
Other consumer	7,135	11,491	77	—
Total consumer loans	1,233,109	1,899,408	287,792	84,403
Total non-accrual loans	1,499,337	2,173,052	450,489	84,403

OREO	43,015	66,828	—	—
Repossessed vehicles	249,572	212,966	—	—
Foreclosed and other repossessed assets	3,206	4,218	—	—
Total OREO and other repossessed assets	295,793	284,012	—	—
Total non-performing assets	$1,795,130	$2,457,064	$450,489	$84,403
(1) The December 31, 2019 table includes balances based on recorded investment. Differences between amortized cost and UPB were not material

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. When an account is deferred, the loan is returned to accrual status during the deferral period and accrued interest related to the loan is evaluated for collectability.

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE	$27,468	$67,396	$94,864	$7,372,034	$7,466,898	$—
C&I(1)	54,832	63,054	117,886	16,315,919	16,433,805	—
Multifamily	37,822	9,720	47,542	8,629,941	8,677,483	—
Other commercial	142,627	6,175	148,802	7,068,474	7,217,276	47
Consumer:
Residential mortgages(2)	78,452	111,976	190,428	7,182,040	7,372,468	—
Home equity loans and lines of credit	37,688	66,439	104,127	4,184,399	4,288,526	—
RICs and auto loans	2,481,517	217,776	2,699,293	37,916,538	40,615,831	—
Personal unsecured loans(3)	51,253	49,491	100,744	1,508,408	1,609,152	45,070
Other consumer	9,163	6,965	16,128	227,117	243,245	—
Total	$2,920,822	$598,992	$3,519,814	$90,404,870	$93,924,684	$45,117
(1) C&I loans includes $144.1 million of LHFS at September 30, 2020.
(2) Residential mortgages includes $240.2 million of LHFS at September 30, 2020.
(3) Personal unsecured loans includes $763.3 million of LHFS at September 30, 2020.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2020	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2020(3)	2019	2018	2017	2016	Prior	Total
Commercial real estate
Pass	$545,334	$1,226,314	$1,737,872	$1,076,788	$673,677	$1,653,587	$6,913,572
Special mention	8,717	16,899	28,096	82,613	37,658	70,262	244,245
Substandard	—	5,590	22,099	24,624	39,678	213,415	305,406
Doubtful	—	—	—	—	—	—	—
N/A(2)	—	—	—	—	—	3,675	3,675
Total Commercial real estate	$554,051	$1,248,803	$1,788,067	$1,184,025	$751,013	$1,940,939	$7,466,898
C&I
Pass	$4,109,046	$3,564,841	$2,647,502	$889,298	$552,009	$2,473,820	$14,236,516
Special mention	12,443	85,908	217,125	72,128	54,147	281,875	723,626
Substandard	51,731	22,196	167,650	40,017	93,690	250,180	625,464
Doubtful	691	—	1	2,694	405	14,506	18,297
N/A(2)	312,075	332,414	87,430	18,579	21,372	58,032	829,902
Total C&I	$4,485,986	$4,005,359	$3,119,708	$1,022,716	$721,623	$3,078,413	$16,433,805
Multifamily
Pass	$738,446	$2,006,547	$1,560,057	$1,363,283	$627,914	$1,714,053	$8,010,300
Special mention	—	71,335	267,026	73,904	38,034	79,726	530,025
Substandard	—	7,736	8,282	57,279	14,273	49,588	137,158
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$738,446	$2,085,618	$1,835,365	$1,494,466	$680,221	$1,843,367	$8,677,483
Remaining commercial
Pass	$2,894,096	$1,568,505	$826,882	$508,052	$283,720	$1,042,742	$7,123,997
Special mention	155	12,119	9,339	14,808	12,260	14,638	63,319
Substandard	1,851	1,288	4,129	4,015	6,710	11,218	29,211
Doubtful	441	—	115	29	109	55	749
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$2,896,543	$1,581,912	$840,465	$526,904	$302,799	$1,068,653	$7,217,276
Total Commercial loans
Pass	$8,286,922	$8,366,207	$6,772,313	$3,837,421	$2,137,320	$6,884,202	$36,284,385
Special mention	21,315	186,261	521,586	243,453	142,099	446,501	1,561,215
Substandard	53,582	36,810	202,160	125,935	154,351	524,401	1,097,239
Doubtful	1,132	—	116	2,723	514	14,561	19,046
N/A(2)	312,075	332,414	87,430	18,579	21,372	61,707	833,577
Total commercial loans	$8,675,026	$8,921,692	$7,583,605	$4,228,111	$2,455,656	$7,931,372	$39,795,462
(1)Includes $144.1 million of LHFS at September 30, 2020.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the nine months ended September 30, 2020.

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

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of September 30, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,360,292	$1,284,613	$598,203	$579,827	$297,688	$207,835	$4,328,458	10.7%
<600	4,631,650	4,739,858	2,906,269	1,252,008	779,962	768,907	15,078,654	37.1%
600-639	2,075,117	2,091,482	1,106,392	374,714	264,567	217,786	6,130,058	15.1%
>=640	7,415,445	5,371,261	1,547,323	300,693	238,139	205,800	15,078,661	37.1%
Total	$15,482,504	$13,487,214	$6,158,187	$2,507,242	$1,580,356	$1,400,328	$40,615,831	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the nine-months ended September 30, 2020.
(3)    Excludes LHFS.

December 31, 2019	RICs and auto loans
Credit Score Range	Recorded Investment (in thousands)	Percent
No FICO(1)	$3,178,459	8.7%
<600	15,013,670	41.2%
600-639	5,957,970	16.3%
>=640	12,306,648	33.8%
Total	$36,456,747	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$—	$524	$504	$—	$18,003	$19,031
70.01-80%	—	—	—	—	—	3,295	3,295
80.01-90%	284	—	—	—	—	1,464	1,748
90.01-100%	—	—	—	—	—	1,125	1,125
100.01-110%	—	—	—	—	—	503	503
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	4,541	7,922	4,427	5,705	5,343	13,244	41,182
<600
LTV <= 70%	$841	$1,926	$9,287	$15,837	$11,973	$117,734	$157,598
70.01-80%	193	4,638	3,979	8,071	3,835	8,785	29,501
80.01-90%	387	5,107	10,063	3,066	—	1,410	20,033
90.01-100%	208	5,139	—	—	214	1,433	6,994
100.01-110%	—	—	—	—	—	409	409
LTV>110%	—	—	—	—	—	1,519	1,519
LTV - N/A(2)	—	—	—	—	—	61	61
600-639
LTV <= 70%	$1,711	$7,169	$3,241	$13,519	$10,223	$88,732	$124,595
70.01-80%	2,187	4,598	7,915	2,908	2,925	5,745	26,278
80.01-90%	359	7,138	8,559	4,483	250	2,197	22,986
90.01-100%	881	4,803	—	—	—	543	6,227
100.01-110%	—	—	—	—	—	270	270
LTV>110%	—	—	—	—	—	209	209
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$6,326	$21,034	$15,591	$32,598	$33,176	$155,822	$264,547
70.01-80%	9,099	19,763	6,848	10,437	3,123	9,610	58,880
80.01-90%	939	13,665	13,350	2,480	166	2,339	32,939
90.01-100%	8,089	12,223	—	—	—	1,399	21,711
100.01-110%	—	—	—	—	—	1,258	1,258
LTV>110%	—	—	—	—	—	437	437
LTV - N/A(2)	—	—	—	—	—	35	35
680-719
LTV <= 70%	$30,965	$54,844	$43,110	$68,327	$57,554	$226,746	$481,546
70.01-80%	23,253	49,104	25,728	11,035	8,221	11,845	129,186
80.01-90%	6,011	25,312	27,960	4,101	137	4,254	67,775
90.01-100%	22,291	22,128	—	—	—	1,925	46,344
100.01-110%	—	—	—	—	—	415	415
LTV>110%	—	—	—	—	—	1,108	1,108
LTV - N/A(2)	—	—	—	—	—	23	23
720-759
LTV <= 70%	$71,352	$88,466	$79,677	$158,519	$143,006	$341,158	$882,178
70.01-80%	75,766	81,867	39,273	23,567	11,551	14,171	246,195
80.01-90%	10,718	45,780	43,572	10,491	273	3,040	113,874
90.01-100%	34,469	38,027	—	13	—	624	73,133
100.01-110%	—	—	—	—	—	916	916
LTV>110%	—	—	—	—	—	1,559	1,559
LTV - N/A(2)	—	—	—	—	—	286	286
>=760
LTV <= 70%	$253,357	$360,805	$231,800	$533,353	$610,305	$1,209,079	$3,198,699
70.01-80%	163,010	307,248	121,271	62,713	26,816	17,158	698,216
80.01-90%	30,274	127,372	71,400	16,662	309	5,646	251,663
90.01-100%	30,011	57,327	—	—	76	3,990	91,404
100.01-110%	—	—	—	574	—	1,485	2,059
LTV>110%	—	—	—	—	92	1,949	2,041
LTV - N/A(2)	—	—	—	—	—	288	288
Total - All FICO Bands
LTV <= 70%	$364,552	$534,244	$383,230	$822,657	$866,237	$2,157,274	$5,128,194
70.01-80%	273,508	467,218	205,014	118,731	56,471	70,609	1,191,551
80.01-90%	48,972	224,374	174,904	41,283	1,135	20,350	511,018
90.01-100%	95,949	139,647	—	13	290	11,039	246,938
100.01-110%	—	—	—	574	—	5,256	5,830
LTV>110%	—	—	—	—	92	6,781	6,873
LTV - N/A(2)	4,541	7,922	4,427	5,705	5,343	13,937	41,875
Grand Total	$787,522	$1,373,405	$767,575	$988,963	$929,568	$2,285,246	$7,132,279
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the nine-months ended September 30, 2020.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of September 30, 2020	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$74	$—	$81	$9	$344	$855	$1,363	$28
70.01-90%	—	229	280	154	—	48	711	11
90.01-110%	—	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	6,810	12,893	16,279	15,867	12,101	75,133	139,083	—
<600
LTV <= 70%	$164	$2,094	$6,902	$10,492	$15,275	$129,234	$164,161	$2,351
70.01-90%	226	1,526	5,956	6,055	1,947	14,527	30,237	451
90.01-110%	—	—	—	—	—	2,680	2,680	36
LTV>110%	—	—	—	270	—	3,258	3,528	56
LTV - N/A(2)	—	—	—	15	—	535	550	—
600-639
LTV <= 70%	$416	$3,806	$9,182	$11,033	$12,079	$94,856	$131,372	$2,069
70.01-90%	264	2,741	4,259	3,459	1,218	9,934	21,875	336
90.01-110%	—	—	—	—	—	4,209	4,209	65
LTV>110%	48	—	—	—	—	1,544	1,592	20
LTV - N/A(2)	—	—	—	—	—	33	33	—
640-679
LTV <= 70%	$4,519	$14,957	$21,127	$24,324	$19,871	$160,606	$245,404	$3,791
70.01-90%	2,033	10,418	11,945	6,855	2,620	18,855	52,726	840
90.01-110%	—	50	—	—	—	4,809	4,859	68
LTV>110%	—	—	—	—	—	2,822	2,822	42
LTV - N/A(2)	94	95	—	100	—	122	411	—
680-719
LTV <= 70%	$19,916	$30,186	$46,889	$53,038	$49,790	$250,405	$450,224	$6,949
70.01-90%	7,732	21,292	25,138	20,367	5,018	29,166	108,713	1,726
90.01-110%	157	75	—	—	—	9,634	9,866	140
LTV>110%	—	—	—	—	—	5,089	5,089	71
LTV - N/A(2)	—	51	—	63	—	127	241	—
720-759
LTV <= 70%	$29,013	$48,412	$66,199	$71,598	$72,386	$365,235	$652,843	$10,147
70.01-90%	16,451	33,790	36,063	26,427	8,072	34,489	155,292	2,441
90.01-110%	—	132	11	—	—	11,267	11,410	160
LTV>110%	144	—	—	—	—	8,322	8,466	128
LTV - N/A(2)	55	20	—	—	—	127	202	—
>=760
LTV <= 70%	$85,582	$144,351	$181,212	$182,809	$157,716	$945,506	$1,697,176	$26,284
70.01-90%	32,557	70,787	71,555	49,205	15,834	101,268	341,206	5,400
90.01-110%	315	22	—	—	—	25,371	25,708	389
LTV>110%	492	66	269	—	—	12,240	13,067	198
LTV - N/A(2)	70	752	130	69	—	386	1,407	—
Total - All FICO Bands
LTV <= 70%	$139,684	$243,806	$331,592	$353,303	$327,461	$1,946,697	$3,342,543	$51,619
LTV 70.01 - 90%	59,263	140,783	155,196	112,522	34,709	208,287	710,760	11,205
LTV 90.01 - 110%	472	279	11	—	—	57,970	58,732	858
LTV>110%	684	66	269	270	—	33,275	34,564	515
LTV - N/A(2)	7,029	13,811	16,409	16,114	12,101	76,463	141,927	—
Grand Total	$207,132	$398,745	$503,477	$482,209	$374,271	$2,322,692	$4,288,526	$64,197
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Residential Mortgages(1)(3)
December 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$92,052	$4,654	$534	$—	$—	$—	$—	$97,240
<600	33	180,465	48,344	36,401	27,262	1,518	2,325	296,348
600-639	31	122,675	45,189	34,690	37,358	636	1,108	241,687
640-679	1,176	263,781	89,179	78,215	87,067	946	1,089	521,453
680-719	7,557	511,018	219,766	132,076	155,857	1,583	2,508	1,030,365
720-759	14,427	960,290	413,532	195,335	191,850	1,959	3,334	1,780,727
>=760	36,621	3,324,285	938,368	353,989	203,665	3,673	7,281	4,867,882
Grand Total	$151,897	$5,367,168	$1,754,912	$830,706	$703,059	$10,315	$17,645	$8,835,702
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019

Performing	$3,710,124	$3,646,354
Non-performing	529,073	673,777
Total (1)	$4,239,197	$4,320,131
(1) Excludes LHFS.

The decrease in total non-performing TDRs is primarily due to the significant increase in deferrals granted to borrowers impacted by COVID-19. The additional risk of these deferrals is captured in the ACL for the three and nine months ended September 30, 2020.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2020 and 2019:

	Three-Month Period Ended September 30, 2020
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	20	$33,898	$33,898
C&I	126	22,611	22,631
Multi-family	—	—	—
Other commercial	4	894	894
Consumer:
Residential mortgages(3)	161	12,422	12,419
Home equity loans and lines of credit	21	2,189	2,295
RICs and auto loans	14,530	313,816	315,368
Personal unsecured loans	2	7	—
Other consumer	356	14,514	14,492
Total	15,220	$400,351	$401,997

	Nine-Month Period Ended September 30, 2020
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	31	$48,872	$48,872
C&I	515	50,576	50,694
Multi-family	5	51,466	51,466
Other commercial	9	1,011	1,011
Consumer:
Residential mortgages(3)	189	16,094	16,234
Home equity loans and lines of credit	71	6,956	7,329
RICs and auto loans	69,385	1,386,389	1,403,939
Personal unsecured loans	4	7	—
Other consumer	1,154	43,089	43,400
Total	71,363	$1,604,460	$1,622,945
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	12	$15,388	$10,061
C&I	23	651	655
Consumer:
Residential mortgages(3)	29	3,822	3,857
Home equity loans and lines of credit	30	2,676	3,313
RICs and auto loans	21,553	376,520	378,063
Personal unsecured loans	40	633	659
Other consumer	28	1,049	1,043
Total	21,715	$400,739	$397,651

	Nine-Month Period Ended September 30, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	37	$60,520	$56,291
C&I	61	1,589	1,593
Consumer:
Residential mortgages(3)	74	10,497	10,767
Home equity loans and lines of credit	107	10,684	12,041
RICs and auto loans	58,724	1,001,458	1,004,336
Personal unsecured loans	161	1,938	1,972
Other consumer	39	1,406	1,397
Total	59,203	$1,088,092	$1,088,397
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

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2020 and 2019, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2020		2019		2020		2019
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	2	$3,011	—	$—	34	$8,125	2	$223
C&I	26	905	6	5,956	42	9,165	31	6,801
Other commercial	—	—	—	—	1	45	—	—
Consumer:
Residential mortgages	3	397	23	2,804	33	5,278	102	10,432
Home equity loans and lines of credit	—	—	9	641	22	3,104	24	1,707
RICs and auto loans	4,353	82,098	5,188	83,531	10,429	182,535	18,073	298,602
Personal unsecured loans	—	—	61	565	—	—	178	1,745
Other consumer	45	1,751	—	—	91	3,558	—	—
Total	4,429	$88,162	5,287	$93,497	10,652	$211,810	18,410	$319,510
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

Operating lease assets, net consisted of the following as of September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Leased vehicles	$21,795,939	$21,722,726
Less: accumulated depreciation	(4,694,217)	(4,159,944)
Depreciated net capitalized cost	17,101,722	17,562,782
Manufacturer subvention payments, net of accretion	(972,778)	(1,177,342)
Origination fees and other costs	66,432	76,542
Leased vehicles, net	16,195,376	16,461,982

Commercial equipment vehicles and aircraft, gross	28,899	41,154
Less: accumulated depreciation	(6,322)	(7,397)
Commercial equipment vehicles and aircraft, net	22,577	33,757
Total operating lease assets, net	$16,217,953	$16,495,739

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2020 (in thousands):

2020	$746,384
2021	2,306,840
2022	1,221,406
2023	430,908
2024	10,197
Thereafter	7,817
Total	$4,723,552

During the three-month and nine-month periods ended September 30, 2020, the Company recognized $120.4 million and $170.5 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term compared to $48.5 million and $121.0 million for the corresponding periods in 2019. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents activity in the Company's goodwill by its reporting units for the nine-month period ended September 30, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
Impairment during the period	(1,557,384)	(290,844)	—	—	—	(1,848,228)
Goodwill at September 30, 2020	$322,920	$27,080	$1,095,071	$131,130	$1,019,960	$2,596,161

There were no changes to the Company's reportable segments during the nine-month period ended September 30, 2020. Refer to Note 17 to these Consolidated Financial Statements for additional details on the Company's reportable segments.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company made a change in its commercial banking reportable segments beginning January 1, 2019 and, accordingly, re-allocated goodwill previously attributed to commercial banking to the related C&I and CRE&VF reporting units based on the estimated fair value of each reporting unit at January 1, 2019. Upon re-allocation, management tested the new reporting units for impairment using the same methodology and assumptions used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2019 using generally accepted valuation methods.

The Company continually assesses whether or not there have been events requiring a review of goodwill. During the second quarter of 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company determined that a goodwill triggering event occurred for the CBB, C&I, and CRE & VF reporting units. These second quarter triggering events are in addition to the CBB triggering event during the first quarter of 2020, whereby the estimated fair value of CBB exceeded its carrying value by less than 5%.

Based on its goodwill impairment analysis performed as of June 30, 2020, the Company concluded that a goodwill impairment charge of $1.6 billion and $290.8 million was required for the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%. The goodwill allocated to these reporting units has become more sensitive to impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors. A risk of further impairment or impairment to additional reporting units exists in subsequent quarters if the reporting unit’s operating environment does not return to a more normalized status in the foreseeable future.

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

There were no disposals, additions or impairments of goodwill for the three-month and nine-month periods ended September 30, 2019.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2020		December 31, 2019
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$318,571	$(261,429)	$347,982	$(232,018)
Chrysler relationship	38,750	(100,000)	50,000	(88,750)
Trade name	12,600	(5,400)	13,500	(4,500)
Other intangibles	2,077	(55,097)	4,722	(52,450)
Total intangibles subject to amortization	$371,998	$(421,926)	$416,204	$(377,718)

At September 30, 2020 and December 31, 2019, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $14.7 million and $44.2 million, for the three-month and nine-month periods ended September 30, 2020, respectively, and $14.7 million and $44.3 million for the corresponding periods in 2019, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2020	$58,661	$44,211	$14,450
2021	39,904	—	39,904
2022	39,901	—	39,901
2023	28,649	—	28,649
2024	24,792	—	24,792
Thereafter	224,302	—	224,302

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Operating lease ROU assets	$576,691	$656,472
Deferred tax assets	—	503,681
Accrued interest receivable	660,348	545,148
Derivative assets at fair value	1,403,599	555,880
Other repossessed assets	252,778	217,184
Equity method investments	270,990	271,656
MSRs	81,776	132,683
OREO	43,015	66,828
Income tax receivables	236,962	272,699
Prepaid expense	332,688	352,331
Miscellaneous assets and receivables	566,195	629,654
Total other assets	$4,425,042	$4,204,216

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

For the three-month and nine-month periods ended September 30, 2020, operating lease expenses were $36.8 million and $112.6 million, respectively, compared to $35.8 million and $110.0 million for the corresponding periods in 2019. Sublease income was $0.7 million and $3.3 million, respectively, for three-month and nine-month periods ended September 30, 2020 compared to $1.1 million and $3.0 million for the corresponding periods in 2019. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2020	Total Operating leases
(in thousands)
2020	$36,423
2021	132,421
2022	121,301
2023	109,015
2024	95,345
Thereafter	207,511
Total lease liabilities	$702,016
Less: Interest	(63,824)
Present value of lease liabilities	$638,192

Supplemental Balance Sheet Information	September 30, 2020	December 31, 2019
Operating lease ROU assets	$576,691	$656,472
Other liabilities	638,192	711,666
Weighted-average remaining lease term (years)	6.6	7.1
Weighted-average discount rate	2.9%	3.1%

	Nine-Month Period Ended September 30,
Other Information	2020	2019
	(in thousands)
Operating cash flows from operating leases(1)	$(105,497)	$(98,110)
Leased assets obtained in exchange for new operating lease liabilities	$34,921	$813,090
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $3.0 million and $2.9 million in payments during the nine-month periods ended September 30, 2020 and 2019, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $9.8 million and $14.2 million at September 30, 2020 and 2019, respectively.

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
•Miscellaneous assets and receivables includes subvention receivables in connection with the agreement with Chrysler Capital, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

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

(in thousands)	September 30, 2020	December 31, 2019
Assets
Restricted cash	$1,763,252	$1,629,870
Loans HFI	22,711,254	26,532,328
Operating lease assets, net	16,195,376	16,461,982
Various other assets	870,229	625,359
Total Assets	$41,540,111	$45,249,539
Liabilities
Notes payable	$31,265,215	$34,249,851
Various other liabilities	117,997	188,093
Total Liabilities	$31,383,212	$34,437,944
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

As of September 30, 2020 and December 31, 2019, the Company was servicing $27.7 billion and $27.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month and nine-month periods ended September 30, 2020 and 2019 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019
Assets securitized	$5,282,901	$5,498,705	$15,845,707	$15,340,428

Net proceeds from new securitizations (1)	$4,662,211	$4,475,722	$11,470,857	$12,232,777
Net proceeds from sale of retained bonds	1,293	2,414	57,286	119,719
Cash received for servicing fees (2)	242,245	242,801	735,533	740,760
Net distributions from Trusts (2)	1,173,276	1,018,301	2,730,657	2,689,735
Total cash received from Trusts	$6,079,025	$5,739,238	$14,994,333	$15,782,991
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and nine-month periods ended September 30, 2020, SC sold $636.3 million and $1.1 billion, respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a loss of $13.7 million and $40.6 million, respectively. The losses were recorded in Investment losses, net, in the accompanying Condensed Consolidated Statements of Income. There were no sales during the three-month and nine-month periods ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company was servicing $2.6 billion and $2.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	September 30, 2020	December 31, 2019
Related party SPAIN securitizations	$1,418,346	$2,149,008
Third party SCART serviced securitizations	1,032,639	—
Third party Chrysler Capital securitizations	103,579	259,197
Total serviced for other portfolio	$2,554,564	$2,408,205

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the three-month and nine-month periods ended September 30, 2020 and 2019, respectively, were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019
Receivables securitized (1)	$636,301	$—	$1,148,587	$—

Net proceeds from new securitizations	592,455	—	1,052,541	—
Cash received for servicing fees	6,598	7,859	17,856	27,467
Total cash received from Trusts	$599,053	$7,859	$1,070,397	$27,467
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$10,280,571	14.8%	$10,301,133	15.3%
Non-interest-bearing demand deposits	18,176,964	26.2%	14,922,974	22.2%
Savings	4,648,842	6.7%	5,632,164	8.4%
Customer repurchase accounts	366,336	0.5%	407,477	0.6%
Money market	31,387,665	45.5%	26,687,677	39.6%
CDs	4,385,602	6.3%	9,375,281	13.9%
Total deposits (1)	$69,245,980	100.0%	$67,326,706	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.4 billion and $8.9 billion at September 30, 2020 and December 31, 2019, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $3.5 billion at September 30, 2020 and December 31, 2019, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $149.0 million and $79.2 million at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had $882.7 million and $1.5 billion, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2020 were $48.1 billion, compared to $50.7 billion at December 31, 2019. The Company's debt agreements impose certain limitations on dividends other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances in the open market during the nine-month periods ended September 30, 2020 and 2019.

During the nine-month period ended September 30, 2020, the Bank repurchased the following borrowings and other debt obligations:
•$126.4 million of its REIT preferred debt.
•$1.0 billion prepayment of FHLB advances.

During the nine-month period ended September 30, 2019, the Bank repurchased the following borrowings and other debt obligations:
•$27.9 million of its subordinated notes due August 2022.
•$21.2 million of its REIT preferred debt.

SHUSA

During the nine-month period ended September 30, 2020, the Company issued $2.1 billion of debt, consisting of:
•$500.0 million 5.83% senior fixed-rate notes due March 2023 to Santander, an affiliate.
•$447.1 million of its senior fixed-rate notes due April 2023.
•$1.0 billion 3.45% senior fixed-rate notes due June 2025.
•$125.0 million 2.0% short-term note due February 2021 to an affiliate.

NOTE 9. BORROWINGS (continued)

During the nine-month period ended September 30, 2020, the Company repurchased the following borrowings and other debt obligations:
•$1.0 billion of its 2.65% senior notes due April 2020.
•$114.5 million of senior floating rate notes due September 2020.

During the nine-month period ended September 30, 2019, the Company issued $2.5 billion of debt, consisting of:
•$1.0 billion of its 3.50% senior notes due 2024,
•$720.9 million of its senior floating rate notes due 2022.
•$750.0 million of its 2.88% senior fixed rate notes due 2024 with BSSA, an affiliate.

During the nine-month period ended September 30, 2019, the Company repurchased the following borrowings and other debt obligations:
•$178.7 million of its 2.70% senior notes, due May 2019.
•$388.7 million of its senior floating rate notes, due July 2019.
•$371.0 million of its senior floating rate notes, due September 2019.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.65% senior notes due April 2020	$—	—%	$999,502	2.82%
4.45% senior notes due December 2021	604,862	4.61%	604,172	4.61%
3.70% senior notes due March 2022	848,998	3.74%	849,465	3.74%
3.40% senior notes due January 2023	996,980	3.54%	996,043	3.54%
3.50% senior notes due June 2024	996,462	3.60%	995,797	3.60%
4.50% senior notes due July 2025	1,096,930	4.56%	1,096,508	4.56%
4.40% senior notes due July 2027	1,049,825	4.40%	1,049,813	4.40%
2.88% senior notes due January 2024 (4)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (4)	500,000	5.83%	—	—%
3.24% senior notes due November 2026	911,870	3.97%	907,844	3.97%
3.45% senior notes, due June 2025	994,599	3.58%	—	—%
3.50% senior notes, due April 2023	447,022	3.52%	—	—%
Senior notes due September 2020 (2)	—	—%	112,358	3.36%
Senior notes due June 2022(1)	427,916	2.05%	427,889	3.47%
Senior notes due January 2023 (3)	720,893	2.29%	720,861	3.29%
Senior notes due July 2023 (3)	439,007	2.29%	438,962	2.48%
Short-term borrowing due within one year, with an affiliate	124,067	2.00%	—	—%
Subsidiaries
2.00% subordinated debt maturing through 2020	11	2.00%	602	2.00%
Short-term borrowing due within one year, maturing October 2020	8,000	0.50%	1,831	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,917,442	3.69%	$9,951,647	3.68%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) These notes are with SHUSA's parent company, Santander.

NOTE 9. BORROWINGS (continued)

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$3,050,000	0.55%	$7,035,000	2.15%
REIT preferred, callable May 2020	—	—%	125,943	13.17%
Total Bank borrowings and other debt obligations	$3,050,000	0.55%	$7,160,943	2.34%

The Bank had outstanding irrevocable letters of credit totaling $280.0 million from the FHLB of Pittsburgh at September 30, 2020 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2021	$500,445	$1,250,000	1.27%	$1,151,745	$1
Warehouse line due November 2021	166,600	500,000	1.04%	495,011	—
Warehouse line due July 2021	—	500,000	1.53%	497,994	—
Warehouse line due October 2021	—	2,100,000	4.18%	—	—
Warehouse line due August 2022	166,000	500,000	2.54%	267,776	—
Warehouse line due January 2022	400,000	1,000,000	1.43%	572,755	—
Warehouse line due July 2022	—	900,000	3.10%	—	1,684
Warehouse line due October 2021(3)	92,800	1,500,000	2.69%	819,518	—
Warehouse line due October 2021(1)	1,165,943	3,500,000	3.27%	1,272,926	—
Repurchase facility due January 2021(2)	263,272	263,272	1.66%	377,550	—
Repurchase facility due November 2020(2)	48,624	48,624	1.79%	69,945	—
Total facilities with third parties	$2,803,684	$12,061,896	2.28%	$5,525,220	$1,685

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC revolving credit facilities	$6,803,684	$16,061,896	1.66%	$5,525,220	$1,685
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

NOTE 9. BORROWINGS (continued)

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
(1), (2)    See corresponding footnotes to the September 30, 2020 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between April 2022 and May 2028(1)(4)	$18,809,455	$44,397,355	0.76% - 3.42%	$24,283,300	$1,737,179
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	8,554,634	11,097,563	1.28% - 3.90%	12,495,119	24,388
Total SC secured structured financings	$27,364,089	$55,494,918	0.76% - 3.90%	$36,778,419	$1,761,567
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.
(4) As of September 30, 2020, $7.2 million in secured structured financing is held by Santander.

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
Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of September 30, 2020 and December 31, 2019, SC had private issuances of notes backed by vehicle leases outstanding totaling $10.0 billion and $10.2 billion, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the three-month and nine-month periods ended September 30, 2020, and 2019, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended September 30, 2020			June 30, 2020		September 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(34,921)	$(4,073)	$(38,994)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	274	18	292
Net unrealized (losses) on cash flow hedge derivative financial instruments	(34,647)	(4,055)	(38,702)	$135,539	$(38,702)	$96,837

Change in unrealized (losses) on investments in debt securities AFS	(15,446)	2,124	(13,322)
Reclassification adjustment for (gains) included in net income/(expense) on debt securities AFS (2)(4)	(32,731)	4,502	(28,229)
Net unrealized gains on investments in debt securities AFS	(48,177)	6,626	(41,551)	168,240	(41,551)	126,689
Pension and post-retirement actuarial gain(3)	18,368	(128)	18,240	(44,093)	18,240	(25,853)

As of September 30, 2020	$(64,456)	$2,443	$(62,013)	$259,686	$(62,013)	$197,673

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended September 30, 2019			March 31, 2019		September 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$2,509	$1,974	$4,483
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	5,293	(1,559)	3,734
Net unrealized gains on cash flow hedge derivative financial instruments	7,802	415	8,217	$(11,676)	$8,217	$(3,459)

Change in unrealized gains on investment securities	47,439	(12,642)	34,797
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)(4)	(267)	71	(196)
Net unrealized (losses) on investment securities AFS	47,172	(12,571)	34,601	(40,973)	34,601	(6,372)

Pension and post-retirement actuarial gain(3	728	(186)	542	(43,870)	542	(43,328)

As of September 30, 2019	$55,702	$(12,342)	$43,360	$(96,519)	$43,360	$(53,159)

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
(3)    Included in the computation of net periodic pension costs.
(4) As discussed in Note 1, includes unrealized gains / losses reclassified in connection with the sale of SBC.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2020			December 31, 2019		September 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$180,139	$(63,520)	$116,619
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	411	(79)	332
Net unrealized gains on cash flow hedge derivative financial instruments	180,550	(63,599)	116,951	$(20,114)	$116,951	$96,837

Change in unrealized gains on investments in debt securities	257,976	(70,309)	187,667
Reclassification adjustment for net (gains) included in net income/(expense) on debt securities AFS (2)	(55,246)	17,148	(38,098)
Net unrealized gains on investments in debt securities	202,730	(53,161)	149,569	(22,880)	149,569	126,689
Pension and post-retirement actuarial gain(3)	19,874	(514)	19,360	(45,213)	19,360	(25,853)
As of September 30, 2020	$403,154	$(117,274)	$285,880	$(88,207)	$285,880	$197,673

	Total OCI/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Nine-Month Period Ended September 30, 2019			December 31, 2018		September 30, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$26,549	$(10,361)	$16,188
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	235	(69)	166
Net unrealized gains on cash flow hedge derivative financial instruments	26,784	(10,430)	16,354	$(19,813)	$16,354	$(3,459)

Change in unrealized gains on investment securities	323,169	(81,798)	241,371
Reclassification adjustment for net (gains) included in net income/(expense) on debt securities AFS (2)	(2,646)	670	(1,976)
Net unrealized gains on investment securities	320,523	(81,128)	239,395	(245,767)	239,395	(6,372)
Pension and post-retirement actuarial gain(3)	13,303	(559)	12,744	(56,072)	12,744	(43,328)
As of September 30, 2019	$360,610	$(92,117)	$268,493	$(321,652)	$268,493	$(53,159)
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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2020, derivatives in this category had a fair value of $0.3 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the third quarter of 2020, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

NOTE 11. DERIVATIVES (continued)

As of September 30, 2020 and December 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $9.3 million and $7.8 million, respectively. The Company had $21.7 million and $8.6 million in cash and securities collateral posted to cover those positions as of September 30, 2020 and December 31, 2019, respectively.

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

The last of the hedges is scheduled to expire in March 2024. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2020, the Company expected $31.1 million of gains recorded in accumulated other comprehensive income (loss) to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2020 and December 31, 2019 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,750,000	$—	$79,350	0.18%	1.49%	1.93
Pay variable - receive fixed interest rate swaps	7,520,000	169,363	250	1.29%	0.15%	1.95
Interest rate floor	4,000,000	42,273	—	1.42%	—%	1.16
Total	$14,270,000	$211,636	$79,600	1.11%	0.37%	1.73

December 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,650,000	$2,807	$39,128	1.85%	1.91%	1.86
Pay variable - receive fixed interest rate swaps	7,570,000	7,462	29,209	1.43%	1.73%	2.39
Interest rate floor	3,800,000	18,762	—	0.19%	—%	1.28
Total	$14,020,000	$29,031	$68,337	1.17%	1.29%	1.99

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

NOTE 11. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2020 and December 31, 2019 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Mortgage banking derivatives:
Forward commitments to sell loans	$556,145	$452,994	$—	$18	$308	$360
Interest rate lock commitments	328,370	167,423	16,118	3,042	—	—
Mortgage servicing	660,000	510,000	46,887	15,134	21,624	2,547
Total mortgage banking risk management	1,544,515	1,130,417	63,005	18,194	21,932	2,907

Customer-related derivatives:
Swaps receive fixed	15,737,287	11,225,376	1,053,859	375,541	287	12,330
Swaps pay fixed	16,209,340	11,975,313	4,288	23,271	1,030,761	336,361
Other	3,724,883	3,532,959	10,494	3,457	9,482	4,848
Total customer-related derivatives	35,671,510	26,733,648	1,068,641	402,269	1,040,530	353,539

Other derivative activities:
Foreign exchange contracts	3,577,947	3,724,007	44,856	33,749	47,854	34,428
Interest rate swap agreements	250,000	1,290,560	—	—	14,393	11,626
Interest rate cap agreements	11,117,779	9,379,720	5,999	62,552	—	—
Options for interest rate cap agreements	11,117,779	9,379,720	—	—	5,999	62,552
Other	320,189	1,087,986	9,462	10,536	10,077	13,025
Total	$63,599,719	$52,726,058	$1,191,963	$527,300	$1,140,785	$478,077

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2020 and 2019:

(in thousands)		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	Line Item	2020	2019	2020	2019
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$(8,939)	$8,283	$(17,260)	$35,065
Pay variable receive-fixed interest rate swap	Interest income on loans	34,767	(11,324)	57,691	(34,022)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	3,175	5,349	85	6,183
Interest rate lock commitments	Miscellaneous income, net	(316)	(373)	13,077	1,421
Mortgage servicing	Miscellaneous income, net	62	9,886	32,175	31,187
Customer-related derivatives	Miscellaneous income, net	5,741	10,559	13,861	(5,791)
Foreign exchange	Miscellaneous income, net	755	(4,518)	13,560	25,459
Interest rate swaps, caps, and options	Miscellaneous income, net	(567)	2,479	(11,253)	10,345
Other	Miscellaneous income, net	4,502	453	583	85
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

NOTE 11. DERIVATIVES (continued)

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $39.0 million and a gain of $116.6 million, net of tax, for the three-month and nine-month periods ended September 30, 2020, respectively, and gains of $4.5 million and $16.2 million, net of tax, for the three-month and nine-month periods ended September 30, 2019, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $0.3 million and $0.3 million, net of tax, for the three-month and nine-month periods ended September 30, 2020, respectively, and losses of $3.7 million and $0.2 million, net of tax, for the three-month and nine-month periods ended September 30, 2019, respectively.

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

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
September 30, 2020
Cash flow hedges	$211,636	$—	$211,636	$141,067	$70,569
Other derivative activities(1)	1,175,845	—	1,175,845	9,705	1,166,140
Total derivatives subject to a master netting arrangement or similar arrangement	1,387,481	—	1,387,481	150,772	1,236,709
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	16,118	—	16,118	—	16,118
Total Derivative Assets	$1,403,599	$—	$1,403,599	$150,772	$1,252,827

December 31, 2019
Cash flow hedges	$29,031	$—	$29,031	$17,790	$11,241
Other derivative activities(1)	524,258	435	523,823	51,437	472,386
Total derivatives subject to a master netting arrangement or similar arrangement	553,289	435	552,854	69,227	483,627
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,042	—	3,042	—	3,042
Total Derivative Assets	$556,331	$435	$555,896	$69,227	$486,669
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

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
September 30, 2020
Cash flow hedges	$79,600	$—	$79,600	$79,350	$250
Other derivative activities(1)	1,140,477	3,861	1,136,616	659,094	477,522
Total derivatives subject to a master netting arrangement or similar arrangement	1,220,077	3,861	1,216,216	738,444	477,772
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	308	—	308	106	202
Total Derivative Liabilities	$1,220,385	$3,861	$1,216,524	$738,550	$477,974

December 31, 2019
Cash flow hedges	$68,337	$—	$68,337	$68,337	$—
Other derivative activities(1)	477,717	9,406	468,311	436,301	32,010
Total derivatives subject to a master netting arrangement or similar arrangement	546,054	9,406	536,648	504,638	32,010
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	360	—	360	273	87
Total Derivative Liabilities	$546,414	$9,406	$537,008	$504,911	$32,097
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2020 and December 31, 2019.

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Financial assets:
U.S. Treasury securities	$—	$215,654	$—	$215,654	$—	$4,090,938	$—	$4,090,938
Corporate debt	—	172,908	—	172,908	—	139,713	—	139,713
ABS	—	60,575	50,566	111,141	—	75,165	63,235	138,400
State and municipal securities	—	3	—	3	—	9	—	9
MBS	—	10,579,266	—	10,579,266	—	9,970,698	—	9,970,698
Investment in debt securities AFS(3)	—	11,028,406	50,566	11,078,972	—	14,276,523	63,235	14,339,758
Other investments - trading securities	2,359	40,105	—	42,464	379	718	—	1,097
RICs HFI(4)	—	—	61,448	61,448	—	17,634	84,334	101,968
LHFS (1)(5)	—	240,190	—	240,190	—	289,009	—	289,009
MSRs (2)	—	—	81,776	81,776	—	—	130,855	130,855
Other assets - derivatives (3)	—	1,387,232	16,367	1,403,599	—	553,222	3,109	556,331
Total financial assets (6)	$2,359	$12,695,933	$210,157	$12,908,449	$379	$15,137,106	$281,533	$15,419,018
Financial liabilities:
Other liabilities - derivatives (3)	—	1,214,548	5,837	1,220,385	—	543,560	2,854	546,414
Total financial liabilities	$—	$1,214,548	$5,837	$1,220,385	$—	$543,560	$2,854	$546,414
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    The Company had total MSRs of $81.8 million and $132.7 million as of September 30, 2020 and December 31, 2019, respectively. The Company has elected to account for the majority of its MSR balance using the FVO, while the remainder of the MSRs are accounted for using the lower of cost or fair value and are not presented within this table.
(3)    Refer to Note 2 for the fair value of investment securities and to Note 11 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(4) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(5) Residential mortgage loans.
(6) Approximately $210.2 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.6% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

Realized gains and losses on investments in debt securities are recognized in the Condensed Consolidated Statements of Operations through Net gain(loss) on sale of investment securities.

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. At December 31, 2019, the Company has used the most recent purchase price as the fair value for certain loans and hence classified those RICs as Level 2. The estimated fair value of the all RICs HFI at September 30, 2020 is estimated using a DCF model and are classified as Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.7 million and $9.0 million, respectively, at September 30, 2020.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.3 million and $4.5 million, respectively, at September 30, 2020.

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

NOTE 12. FAIR VALUE (continued)

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2020 and 2019, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended September 30, 2020					Three-Month Period Ended September 30, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,664	$72,862	$88,674	$9,970	$222,170	$324,979	$104,193	$129,913	$1,939	$561,024
Losses in OCI	(97)	—	—	—	(97)	(634)	—	—	—	(634)
Gains/(losses) in earnings	—	3,895	(2,834)	495	1,556	—	2,841	(8,878)	(2,395)	(8,432)
Additions/Issuances	—	—	3,365	—	3,365	—	—	10,353	—	10,353
Settlements(1)	(1)	(15,309)	(7,429)	65	(22,674)	(250,815)	(13,641)	(4,897)	117	(269,236)
Balances, end of period	$50,566	$61,448	$81,776	$10,530	$204,320	$73,530	$93,393	$126,491	$(339)	$293,075
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$3,895	$(2,834)	$812	$1,873	$—	$2,841	$(8,878)	$(2,022)	$(8,059)

	Nine-Month Period Ended September 30, 2020					Nine-Month Period Ended September 30, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$63,235	$84,334	$130,855	$255	$278,679	$327,199	$126,312	$149,660	$1,866	$605,037
Losses in OCI(2)	(416)	—	—	—	(416)	(2,136)	—	—	—	(2,136)
Gains/(losses) in earnings	—	10,845	(38,457)	10,045	(17,567)	—	9,793	(32,815)	(2,496)	(25,518)
Additions/Issuances	—	2,512	9,788	—	12,300	—	2,079	21,456	—	23,535
Transfer from level 2(3)	—	17,634	—	—	17,634	—	—	—	—	—
Settlements(1)	(12,253)	(53,877)	(20,410)	230	(86,310)	(251,533)	(44,791)	(11,810)	291	(307,843)
Balances, end of period	$50,566	$61,448	$81,776	$10,530	$204,320	$73,530	$93,393	$126,491	$(339)	$293,075
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$10,845	$(38,457)	$(3,031)	$(30,643)	$—	$9,793	$(32,815)	$(3,917)	$(26,939)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2)Losses in OCI during the three-month period ended September 30, 2020 increased by $0.1 million from the prior reporting date of June 30, 2020.
(3)The Company transferred RIC's from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs as of September 30, 2020. There were no other transfers into or out of Level 3 during the three-month and nine-month periods ended September 30, 2020 and 2019.

NOTE 12. FAIR VALUE (continued)

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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired commercial LHFI	$—	$47,237	$160,798	$208,035	$—	$133,640	$356,220	$489,860
Foreclosed assets	—	9,926	34,739	44,665	—	17,168	51,080	68,248
Vehicle inventory	—	374,071	—	374,071	—	346,265	—	346,265
LHFS(1)	—	—	907,389	907,389	—	—	1,131,214	1,131,214
Auto loans impaired due to bankruptcy	—	188,226	—	188,226	—	200,504	503	201,007
Goodwill	—	—	350,000	350,000	—	—	—	—
MSRs	—	—	—	—	—	—	8,197	8,197
(1)    These amounts include $763.3 million and $1.0 billion of personal LHFS that were impaired as of September 30, 2020 and December 31, 2019, respectively.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $192.7 million and $448.8 million at September 30, 2020 and December 31, 2019, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 12. FAIR VALUE (continued)

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	Statement of Operations Location	2020	2019	2020	2019
Impaired LHFI	Credit loss expense	$(12,036)	$(3,877)	$(5,883)	$(9,990)
Foreclosed assets	Miscellaneous income, net (1)	(736)	(4,014)	(3,857)	(7,798)
LHFS	Miscellaneous income, net (1)	(56,598)	(67,021)	(387,900)	(239,059)
Auto loans impaired due to bankruptcy	Credit loss expense	—	1,943	—	(9,721)
Goodwill impairment	Impairment of goodwill (1)(2)	—	—	(1,848,228)	—
MSRs	Miscellaneous income, net (1)	—	(128)	(138)	(483)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2)    In the period ended September 30, 2020, Goodwill totaling $2.2 billion was written down to its implied fair value of $350.0 million, resulting in a goodwill impairment charge of $1.8 billion.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at September 30, 2020 and December 31, 2019, respectively:

(dollars in thousands)	Fair Value at September 30, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,566	DCF	Discount rate (1)	0.32% - 0.32% (0.32% )
RICs HFI	61,448	DCF	CPR (2)	6.66%
			Discount rate (3)	9.5% - 14.5% (11.66%)
			Recovery rate (4)	25% - 43% (42.22%)
Personal LHFS (8)	763,292	Lower of market or Income approach	Market participant view	60.00% - 70.00%
			Discount rate	20.00% - 30.00%
			Default rate	40.00% - 50.00%
			Net principal & interest payment rate	65.00% - 75.00%
			Loss severity rate	90.00% - 95.00%
MSRs (7)	81,776	DCF	CPR (5)	[0.00% - 30.60%] (16.30%)
			Discount rate (6)	9.38%
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

NOTE 12. FAIR VALUE (continued)

(8)    Excludes non-significant Level 3 LHFS portfolios. The estimated fair value for personal LHFS (Bluestem) is calculated based on the lower of market participant view, a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, and also considers the possible outcomes of the Bluestem bankruptcy process.

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
(1), (2), (3), (4), (5), (6), (7), (8) - See corresponding footnotes to the September 30, 2020 Level 3 significant inputs table above.
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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2020					December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$8,871,504	$8,871,504	$8,871,504	$—	$—	$7,644,372	$7,644,372	$7,644,372	$—	$—
Investments in debt securities AFS	11,078,972	11,078,972	—	11,028,406	50,566	14,339,758	14,339,758	—	14,276,523	63,235
Investments in debt securities HTM	5,488,576	5,668,891	—	5,668,891	—	3,938,797	3,957,227	—	3,957,227	—
Other investments (3)	792,464	792,465	2,359	790,106	—	1,097	1,097	379	718	—
LHFI, net	85,377,508	89,460,378	—	47,237	89,413,141	89,059,251	90,490,760	—	1,142,998	89,347,762
LHFS	1,147,578	1,147,579	—	240,190	907,389	1,420,223	1,420,295	—	289,009	1,131,286
Restricted cash	5,827,423	5,827,423	5,827,423	—	—	3,881,880	3,881,880	3,881,880	—	—
MSRs(1)	81,776	81,776	—	—	81,776	132,683	139,052	—	—	139,052
Derivatives	1,403,599	1,403,599	—	1,387,232	16,367	556,331	556,331	—	553,222	3,109

Financial liabilities:
Deposits (2)	4,385,602	4,421,527	—	4,421,527	—	9,375,281	9,384,994	—	9,384,994	—
Borrowings and other debt obligations	48,135,215	49,010,598	—	32,953,345	16,057,253	50,654,406	51,232,798	—	36,114,404	15,118,394
Derivatives	1,220,385	1,220,385	—	1,214,548	5,837	546,414	546,414	—	543,560	2,854
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

LHFS

The Company has LHFS portfolios that are accounted for at the lower of cost or market. This primarily consists of RICs HFS for which the estimated fair value is based on prices obtained in recent market transactions or expected to be obtained in the subsequent sales for similar assets.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$240,190	$227,691	$12,499	$289,009	$284,111	$4,898
RICs HFI	61,448	64,646	(3,198)	101,968	113,863	(11,895)
Nonaccrual loans	2,343	3,036	(693)	10,616	12,917	(2,301)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At September 30, 2020 and December 31, 2019, the balance of these loans serviced for others accounted for at fair value was $13.4 billion and $15.0 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019
Non-interest income:
Consumer and commercial fees	$123,834	$133,049	$356,907	$412,566
Lease income	742,946	735,783	2,269,613	2,116,503
Miscellaneous income, net
Mortgage banking income, net	14,115	15,343	47,243	38,067
BOLI	14,855	15,338	43,764	45,769
Capital market revenue	56,949	48,326	179,417	146,290
Net gain on sale of operating leases	120,387	48,490	170,484	120,980
Asset and wealth management fees	52,984	45,020	156,575	132,224
Loss on sale of non-mortgage loans	(56,684)	(87,399)	(241,324)	(238,771)
Other miscellaneous (loss) / income, net	105,616	44,915	(25,994)	83,290
Net gain on sale of investment securities	(148)	2,267	31,646	2,646
Total Non-interest income	$1,174,854	$1,001,132	$2,988,331	$2,859,564
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$45,674	$63,016	$144,703	$179,298
Commission and trailer fees(2)	47,466	39,971	144,730	119,607
Interchange income, net(2)	15,648	16,891	47,567	49,854
Underwriting service fees(2)	35,186	27,043	110,593	77,835
Asset and wealth management fees(2)	32,283	35,169	101,574	109,166
Other revenue from contracts with customers(2)	13,577	9,924	52,168	30,303
Total in-scope of revenue from contracts with customers	189,834	192,014	601,335	566,063
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	64,860	59,432	178,248	200,972
Lease income	742,946	735,783	2,269,613	2,116,503
Miscellaneous loss(3)	177,362	11,636	(92,511)	(26,620)
Net gain/(loss) on sale of investment securities	(148)	2,267	31,646	2,646
Total out-of-scope of revenue from contracts with customers	985,020	809,118	2,386,996	2,293,501
Total non-interest income	$1,174,854	$1,001,132	$2,988,331	$2,859,564
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2020	2019	2020	2019(1)
Other expenses:
Amortization of intangibles	$14,724	$14,742	$44,211	$44,250
Deposit insurance premiums and other expenses	13,440	11,104	39,779	53,348
Loss on debt extinguishment	—	6	1,026	1,133
Other administrative expenses	115,909	145,870	313,344	404,399
Other miscellaneous expenses	6,176	18,407	29,618	33,236
Total Other expenses	$150,249	$190,129	$427,978	$536,366
(1) The nine-month period ended September 30, 2019 includes $25.3 million of FDIC insurance premiums that relates to periods from the first quarter of 2015 through the fourth quarter of 2018. The Company has concluded that the out-of-period correction is immaterial to all impacted periods.

NOTE 14. INCOME TAXES

An income tax benefit of $53.3 million and a provision of $112.9 million were recorded for the three-month periods ended September 30, 2020 and 2019, respectively. An income tax benefit of $272.9 million and a provision of $384.5 million were recorded for the nine-month periods ended September 30, 2020 and 2019, respectively. This resulted in an ETR of (6.5)% and 29.5% for the three-month periods ended September 30, 2020 and 2019, respectively, and 19.3% and 29.6% for the nine-month periods ended September 30, 2020 and 2019, respectively. The lower ETR for the three-month period ended September 30, 2020, compared to the three-month period ended September 30, 2019, was primarily the result of an expected pre-tax loss for 2020, compared to pre-tax income in 2019 and the reversal of the deferred tax liability associated with the book over tax basis difference for the investment in SC in the third quarter of 2020. The lower ETR for the nine-month period ended September 30, 2020, compared to the nine-month period ended September 30, 2019, was primarily the result of an expected pre-tax loss for 2020, compared to pre-tax income in 2019, and the impairment of goodwill that is non-deductible for tax purposes, offset with the reversal of the deferred tax liability associated with the book over tax basis difference for the Company's investment in SC, as described further below.

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

The Company had a net deferred tax liability balance of $69.2 million at September 30, 2020, compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). During the quarter, the Company’s ownership of SC reached the 80% threshold which requires SC to file a consolidated federal tax return with the Company. Due to the filing of the consolidated federal tax return, SC and SHUSA's deferred tax assets and liabilities are now offset and reported on a net basis. SHUSA also reversed its deferred tax liability of $306.6 million for the book over tax basis difference in its investment in SC as SHUSA now has the ability and expects to recover its investment in SC in a tax free manner. The $948.2 million decrease in net deferred liability for the nine-month period ended September 30, 2020 was primarily due to the adoption of the CECL standard during the first quarter of 2020 and the reversal of the deferred tax liability for the book over tax basis difference associated with the Company’s investment in SC during the third quarter of 2020.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$32,140,936	$30,685,478
Letters of credit	1,626,932	1,592,726
Commitments to sell loans	44,193	21,341
Unsecured revolving lines of credit	—	24,922
Recourse exposure on sold loans	26,957	53,667
Total commitments	$33,839,018	$32,378,134

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

Included within the reported balances for Commitments to extend credit at September 30, 2020 and December 31, 2019 are $6.0 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2020 was 14 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2020 was $1.6 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2020. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2020 and December 31, 2019, the liability related to unfunded lending commitments of $148.0 million and $89.6 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2020 and December 31, 2019, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2020	December 31, 2019
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$50,809	$12,132
Agreement with Bank of America	Servicer performance fee	1,508	2,503
Agreement with CBP	Loss-sharing payments	392	1,429
Other contingencies	Consumer arrangements	25,099	1,991

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewing through April 2022 at Bluestem's option. As of September 30, 2020 and December 31, 2019, the total unused credit available to customers was $2.8 billion and $3.0 billion, respectively. In 2020, SC purchased $0.8 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In 2019, SC purchased $1.2 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, SC purchased $151.2 million and $137.8 million of receivables related to newly-opened customer accounts during the nine-month periods ended September 30, 2020 and 2019, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of September 30, 2020 and December 31, 2019, SC was obligated to purchase $13.3 million and $10.6 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that, if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

On March 9, 2020, Bluestem and certain of its subsidiaries and affiliates filed Chapter 11 bankruptcy in the United States District Court for the District of Delaware. On August 28, 2020, BLST Operating Company LLC. purchased the Bluestem assets from bankruptcy and assumed Bluestem's obligations under the parties' agreement.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated SC will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2020 and December 31, 2019 not subject to a market price check was $27.7 million and $39.8 million, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of approximately $161 million and $295 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $147 million as of September 30, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Congressional Inquiry into PPP

After June 15, 2020, SBNA and seven other financial institutions received a request from the Congressional Select Subcommittee on the Coronavirus Crisis to provide information and documents related to PPP implementation. SBNA produced documents in response to this request and continues to cooperate with the subcommittee. On October 16, 2020, the Subcommittee issued its staff report on the investigation entitled “Undeserved and Unprotected: How the Trump Administration Neglected the Neediest Small Businesses in the PPP.”

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO, including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company entered into a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs' claims, for a cash payment of $47 million. On August 13, 2020, the Court entered an order preliminarily approving the settlement and providing for notice, setting the final settlement hearing for January 12, 2021.

In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The settlement hearing at which the Court would consider the settlement was scheduled for May 27, 2020, but a shareholder filed its notice of intent to object to the settlement and the parties agreed to postpone the settlement hearing to a later date.

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
•In August 2017, SC received CIDs from the CFPB. The stated purpose of the CIDs are to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC has responded to these requests within the applicable deadlines and has otherwise cooperated with the CFPB with respect to this matter. In February 2020, the Company received a communication from the CFPB inviting the Company to respond to the CFPB’s identified issues in the form of a Notice of Opportunity to Respond and Advise, in which the CFPB identified potential claims it might bring against SC. SC responded to the CFPB and continues to cooperate in connection with the investigation.

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

Puerto Rico FINRA Arbitrations

As of September 30, 2020, SSLLC had received 766 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs, generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 267 arbitration cases pending as of September 30, 2020. The Company has experienced a decrease in the volume of claims since September 30, 2019; however, it is reasonably possible that it could experience an increase in claims in future periods.

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Puerto Rico Putative Class Action: SSLLC, SBC, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint. On July 22, 2020, the District Court dismissed the complaint. Plaintiffs have appealed to the United States Court of Appeals for the First Circuit.

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. The defendants removed the case to federal court, and plaintiffs have sought to return the case to state court. On September 16, 2020, the defendants moved to dismiss the complaint.

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

During the nine-month period ended September 30, 2019, the Company received $88.9 million of capital contributions from Santander. During the nine-month period ended September 30, 2020, the Company did not receive any capital contributions from Santander.

On March 29, 2017, SC entered into an MSPA with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. Servicing fee income of $4.5 million and $15.7 million were recognized in the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2020, respectively, and $4.7 million and $20.9 million for the three-month and nine-month periods ended September 30, 2019, respectively. SC had $6.9 million and $8.2 million of collections due to Santander as of September 30, 2020 and December 31, 2019, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. For the three-month and nine-month periods ended September 30, 2020, SC facilitated the purchase of $1.1 billion and $3.9 billion, respectively, of RICs. For the three-month and nine-month periods ended September 30, 2019, SC facilitated the purchase of $2.1 billion and $5.0 billion, respectively, of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

BSI enters into transactions with affiliates in the ordinary course of business. As of September 30, 2020, BSI held interest-bearing deposits with an unconsolidated affiliate of $1.0 billion.

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

SBNA also offers customer-related derivatives to hedge interest rate risk, and for C&I and CIB offers derivatives relating to foreign exchange and lending arrangements. See Note 11 to the Condensed Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries such as BSI, SSLLC, and several other subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

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

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

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

In July 2020, the Company announced organizational changes to Business Banking to meet the evolving needs of its business customers including the re-alignment of Upper Business Banking into the C&I segment from the CBB segment effective for internal reporting on October 31, 2020. The CODM internal reporting package will be updated for this change in the fourth quarter of 2020 after changes to the CODM internal reporting are finalized.

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2020	CBB	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$374,014	$61,115	$93,451	$44,035	$(17,518)	$1,061,986	$(165)	$4,474	$1,621,392
Non-interest income	73,721	13,605	4,671	71,956	186,836	830,126	3,035	(9,096)	1,174,854
Provision for/(release of) credit losses	50,109	22,400	11,963	(15,384)	(4,038)	340,548	227	—	405,825
Total expenses	402,962	47,791	30,569	63,343	131,571	888,973	9,804	(5,785)	1,569,228
Income/(loss) before income taxes	(5,336)	4,529	55,590	68,032	41,785	662,591	(7,161)	1,163	821,193
Intersegment revenue/(expense)(1)	273	2,847	1,232	(4,352)	—	—	—	—	—

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2020	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,082,275	$188,970	$281,332	$123,411	$1,591	$3,058,137	$(588)	$11,032	$4,746,160
Non-interest income	228,646	39,556	8,561	212,506	253,541	2,271,200	8,056	(33,735)	2,988,331
Credit loss expense	402,293	93,578	78,800	18,071	(134,923)	2,110,330	659	—	2,568,808
Total expenses	2,743,783	434,828	86,857	188,266	425,152	2,692,396	29,397	(17,958)	6,582,721
Income/(loss) before income taxes	(1,835,155)	(299,880)	124,236	129,580	(35,097)	526,611	(22,588)	(4,745)	(1,417,038)
Intersegment revenue/(expense)(1)	1,234	7,790	3,985	(13,009)	—	—	—	—	—
Total assets	23,612,515	6,475,164	20,296,999	11,532,762	35,373,234	48,448,921	—	—	145,739,595
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
(5)Includes results and assets of SIS.

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2019	CBB	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$381,759	$59,738	$104,076	$36,577	$8,586	$1,002,661	$10,189	$15,524	$1,619,110
Non-interest income	120,264	17,631	3,428	53,341	102,489	734,149	1,162	(31,332)	1,001,132
Provision for/(release of) credit losses	37,915	4,985	6,425	(3,878)	(7,874)	566,849	(787)	—	603,635
Total expenses	414,836	59,242	32,718	66,092	203,816	855,267	9,934	(8,661)	1,633,244
Income/(loss) before income taxes	49,272	13,142	68,361	27,704	(84,867)	314,694	2,204	(7,147)	383,363
Intersegment revenue/(expense)(1)	600	1,683	1,605	(3,888)	—	—	—	—	—

For the Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2019	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,120,907	$170,525	$311,790	$114,646	$80,489	$2,978,709	$27,315	$39,337	$4,843,718
Non-interest income	281,464	50,641	9,860	159,970	309,123	2,123,441	5,476	(80,411)	2,859,564
Credit loss expense / (Recovery of) credit loss expense	115,130	20,570	9,824	(6,624)	520	1,548,404	(3,346)	—	1,684,478
Total expenses	1,208,908	173,426	95,385	198,653	610,116	2,421,754	30,324	(20,521)	4,718,045
Income/(loss) before income taxes	78,333	27,170	216,441	82,587	(221,024)	1,131,992	5,813	(20,553)	1,300,759
Intersegment revenue/(expense)(1)	1,576	3,986	5,396	(10,958)	—	—	—	—	—
Total assets	23,447,787	7,948,200	18,772,209	9,605,098	40,133,105	47,279,015	—	—	147,185,414
(1)- (5) Refer to corresponding notes above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association, and owns approximately 80.2% (as of September 30, 2020) of SC, a specialized consumer finance company. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is a wholly-owned subsidiary of Santander. SHUSA is also the parent company of SSLLC, a registered broker-dealer headquartered in Boston; BSI, a financial services company headquartered in Miami that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; and several other subsidiaries. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC.

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

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it holds other consumer finance products. However, in 2015, SC announced its exit from personal lending and, accordingly, all of its personal lending assets are classified as LHFS at December 31, 2019.

Since its IPO, SC has been consolidated with the Company and Santander for financial reporting and accounting purposes. Now that the Company directly owns more than 80% or more of SC Common Stock, SC is consolidated with the Company for tax filing and capital planning purposes. Among other things, tax consolidation (1) facilitates certain offsets of SC’s taxable income, (2) eliminates the double taxation of dividends from SC, and (3) triggered a release into SHUSA’s income of an approximately $306.6 million deferred tax liability recognized with respect to the GAAP basis vs. the income tax basis in the Company's ownership of SC. Tax consolidation also allows for SC's net deferred tax liability to offset the Company's net deferred tax asset, which provides a regulatory capital benefit. In addition, SHUSA and Santander recognizes a larger percentage of SC's net income. On August 10 2020, SC substantively exhausted the amount of shares the Company was permitted to repurchase under the exception SHUSA was granted to the Interim Policy, and as a result of these repurchases, SHUSA now owns approximately 80.2% of SC. SC Common Stock is listed for trading on the NYSE under the trading symbol "SC"

Chrysler Capital

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Chrysler Capital continues to be a focal point of SC's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company's average penetration rate under the Chrysler Agreement for the third quarter of 2020 was 33%, a decrease from 36% for the same period in 2019.

SC has dedicated financing facilities in place for its Chrysler Capital business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the nine-month period ended September 30, 2020, SC originated $11.1 billion in Chrysler Capital loans, which represented 61% of the UPB of its total RIC originations, as well as $4.9 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during nine-month period ended September 30, 2020 were under the Chrysler Agreement.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2020, unemployment decreased and year-to-date market results were mixed, reflecting the effects of COVID-19.

The unemployment rate at September 30, 2020 was 7.9%, compared to 11.1% at June 30, 2020, and 3.5% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose sharply in the leisure and hospitality sector. In addition, notable increases were seen in retail trade, social assistance and health services, and professional and business services.

Market year-to-date returns for the following indices based on closing prices at September 30, 2020 were:

September 30, 2020
Dow Jones Industrial Average	(2.4)%
S&P 500	4.4%
NASDAQ Composite	24.8%

In light of the effects COVID-19 will have on economic activity, at its September 2020 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range to 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.
The ten-year Treasury bond rate at September 30, 2020 was 0.68%, down from 1.90% at December 31, 2019. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for the Bank, SHUSA, and Santander senior debt / long-term issuer rating:

	SANTANDER (1)	SHUSA	SBNA	Overall Outlook
Fitch	A	BBB+	BBB+	Negative
Moody's	A2	Baa3	Baa1	Stable
S&P	A	BBB+	A-	Negative
(1) Senior preferred rating

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

Due to the unpredictable and rapidly changing nature of this outbreak and the resulting economic distress, it is not possible to determine with certainty the ultimate impact on our results of operations or whether other currently unanticipated consequences of the pandemic are reasonably likely to materially affect our results of operations; however, certain adverse effects have already occurred or are probable. The following summarizes our current discussion of the impacts of COVID-19 on the Company's current financial and operating status, as well as on its future operational and financial planning as of the date hereof:

•Impact on workforce: The health and well-being of our colleagues and customers are a top priority for the Company. The Company has implemented business continuity plans and has followed guidelines issued by government authorities regarding social distancing and work-from-home arrangements. Currently, approximately 90-95% of the workforce continues to work from home. In addition, the Company has established a Temporary Emergency Paid Leave Program that provides employees with up to 120 hours of additional paid time off to use – either continuously or intermittently, and before exhausting other paid time off – to assist with dependent care needs related to COVID-19. Further, the Company provided $250 a week in pay premiums for frontline customer support workers to help defray additional costs incurred while working during the pandemic.

While our business continuity plans are in place, if significant portions of our workforce, our subsidiaries' workforces, or our vendors' workforces are unable to work effectively as a result of the COVID-19 outbreak, including because of illness, stay-at-home orders, facility closures, reductions in services or hours of operation, or ineffective remote work arrangements, there may be disruptions to our origination and servicing operations, which could result in reduced originations and/or collection effectiveness or impair our or our subsidiaries' ability to operate our businesses and satisfy obligations under third-party servicing agreements. Each of these scenarios could have materially adverse effects on our business, financial condition, and results of operations.

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

In addition to the measures discussed above, the Bank is providing assistance for its retail customers, including helping those experiencing difficulties with loan payments, waiving fees for early CD withdrawals, refunding late payment and overdraft fees, offering credit card limit increases, and increasing cash availability limits at ATMs. The policy of a more relaxed approach to providing fee refunds in the wake of hardship caused by the COVID-19 pandemic remains, but beginning in August the Bank began to see fewer refund requests. As a result, fee reversals are approaching pre-pandemic levels. For business banking customers, the Bank is working with customers in offering interest-only loan accommodations, and deferrals and extensions up to 90 days for customers (and deferrals up to 180 days for SBA loan customers) experiencing hardships.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The PPP, a key part of the CARES Act, authorizes loans to small businesses to help meet payroll costs and pay other eligible expenses during the COVID-19 outbreak. The program is administered by the SBA, and the loans and accrued interest are forgivable as long as the borrower uses at least 60% of the proceeds of the loan for eligible purposes, such as payroll, benefits, rent and utilities, and maintains employee and payroll levels. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020. Original loans were originated with a two-year maturity, unless extended by mutual agreement between the lender and borrower. Loans made on or after June 5, 2020 have a five-year maturity. In July 2020, the PPP was extended through August 8, 2020. The Bank originated loans in the first and second rounds of PPP. To date, SBNA has assisted more than 12,070 business customers in receiving PPP loans for more than $1.2 billion in funding. SBNA launched a pilot of the PPP loan forgiveness application on August 14, 2020. The PPP loan forgiveness application, process, and platform are in pilot, and are currently being enhanced to account for guidance released by the U.S. Treasury and the SBA on October 8, 2020 related to PPP loans under $50,000.

•Impact on originations, including the relationship with FCA: Since the COVID-19 outbreak, SC has partnered with FCA to launch new incentive programs including implementing 90 day first payment deferrals and a 0% annual percentage rate for 84 months on select 2019/2020 FCA models. Today, all dealers are open and operating at full capacity; however, many are operating with a different business model (e.g. appointments only, home delivery, etc.). Third party sources are reporting a new car seasonally adjusted annual rate that is approximately 95% of pre-COVID expectations. While an economic downturn associated with the pandemic will impact sales, most dealers have developed business models that will allow them to continue operation in some capacity.

While banking is considered an essential business in all of the Bank’s footprint states, executive orders have limited the scope of work of vendors supporting mortgage and home equity lines of credit such as appraisers, notaries, law firms, title companies and settlement agents or stopped these vendors from working altogether.  As a result of these restrictions, the number of mortgages, home equity lines of credit and refinancings declined, for a period in certain states. While many of these restrictions have been lifted, it remains difficult to estimate the overall negative impact these limitations will have on mortgages, home equity lines of credits and refinancing as restrictions may be reinstated with rising COVID-19 numbers in the upcoming months.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Impact on debt and liquidity: As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience significant disruption and volatility. During the first and second quarters of 2020 particularly, financial markets experienced significant declines and volatility, and such market conditions may continue and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section of our Form 10-K.

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

The Company's liquidity comes from several primary sources outlined in the "Liquidity and Capital Resources" section of this MD&A, including deposits, as well as public and financing activities. During the quarter, there were no unsecured debt issuances executed by SHUSA. During the third quarter, SBNA maintained ample liquidity driven by stable deposits whereby maturing FHLB advances and Brokered CDs were not renewed, resulting in lower outstanding balances for both products. As a result, there was minimal new wholesale funding activity at SBNA over the quarter, limited to a $56.5 million brokered CD issuance in August and $700 million of additional FHLB advances in September. In addition to significant amounts of liquidity from warehouse lines and affiliate lines of credit, SC successfully continued to access the ABS market in the quarter. During the quarter SC completed on-balance sheet funding transactions totaling approximately $6.5 billion, including: private amortizing lease facilities for approximately $1.2 billion; two securitizations on its SDART platform for approximately $3.3 billion; and a $2 billion unsecured debt issuance with Santander. However, due to the evolving nature of the COVID-19 outbreak, it is not possible to predict whether unanticipated consequences of the pandemic will materially affect our liquidity and capital resources in the future.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and NYDFS. As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB.

Payment of Dividends

SHUSA is the parent holding company of SBNA and other consolidated subsidiaries, and is a legal entity separate and distinct from its subsidiaries. SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to the payment of dividends as described under the caption “Stress Tests and Capital Planning” in this section. Refer to the "Liquidity and Capital Resources" section of this MD&A for detail of the capital actions of the Company and its subsidiaries during the period.

In June 2020, the Federal Reserve announced that, due to the economic uncertainty resulting from COVID-19, it will require all large banks, including SHUSA, to update and resubmit their capital plans under new scenarios by November 2, 2020. In addition, the Federal Reserve issued the Interim Policy which includes:
•A cap on common stock dividends that cannot exceed the average of the trailing four quarters’ net income; and
•A prohibition on share repurchases.

The Interim Policy applied to the third quarter of 2020, and was extended into the fourth quarter by the Federal Reserve. Based on the Interim Policy and the Company’s expected average trailing four quarters of net income, the Company and SC are prohibited from paying dividends in the third quarter of 2020. SC is consolidated into SHUSA’s capital plan and therefore is subject to the Interim Policy that utilizes SHUSA’s average trailing income to determine the cap on common stock dividends. SHUSA requested an exception to the Interim Policy for SC to be able to pay dividends of up to $0.22 per share in the third quarter of 2020. The Federal Reserve granted this request, and on July 31, 2020 SC’s Board of Directors declared a quarterly cash dividend of $0.22 per share of SC Common Stock payable to shareholders of record as of August 13, 2020. This dividend was paid on August 24, 2020. SC does not currently expect to declare or pay a dividend in the fourth quarter of 2020.

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

As described in our Annual Report on Form 10-K for 2019, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. As also described in our Form 10-K, the U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company has elected this alternative option instead of the one described in the December 2018 rule.

See the "Bank Regulatory Capital" section of this MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the Federal Deposit Insurance Corporation Improvements Act and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2020, the Bank met the criteria to be classified as “well-capitalized.”

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

Stress Testing and Capital Planning

In October 2019, the Federal Reserve issued rules that tailor the stress testing a company is required to perform based on the company’s asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. In March 2020, the Federal Reserve amended and simplified its capital planning rules and introduced the SCB to more closely align individual firm capital requirements to the firm’s risk profile. The SCB uses the results from the Federal Reserve's supervisory stress tests, which are one component of the CCAR, to help determine each firm's capital requirements for the coming year. On August 10, 2020 the Federal Reserve announced the individual large bank capital requirements. SHUSA’s CET1 SCB is 2.5% resulting in a 7% CET1 capital requirement under the revised rules. The simplified SCB rule was effective on October 1, 2020 but has been superseded, temporarily in the third and fourth quarter of 2020, by the Interim Policy which limits distributions as described above under “Payment of Dividends”.

On October 7, 2020 the Federal Reserve proposed amendments to capital planning and stress testing requirements for large BHCs. Under the proposal, as a Category IV firm under the supervisory tailoring rule, SHUSA would be required to submit a capital plan on an annual basis but would generally no longer be required to utilize the scenarios provided by the Federal Reserve. The Company continues to evaluate planned capital actions in its annual capital plan and on an ongoing basis.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In October 2020, the joint agencies published the final rule for the NSFR. The NSFR is designed to encourage more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The metric requires large banking organizations to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thereby reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity in a way that could increase the risk of its failure and potentially lead to broader systemic stress. Similar to the aforementioned criteria used to determine US LCR reporting requirements, the final NSFR rule would not be applicable to the Company based upon its size and risk profile.

Resolution Planning

The DFA requires the Company to prepare and regularly update resolution plans. The 165(d) resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) resolution plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended Federal Deposit Insurance Corporation Improvements Act rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI resolution plan was submitted to the FDIC in June 2018.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In July 2020, the joint agencies finalized a rule that revised the Volcker Rule further. The 2020 revisions provide an exemption for activities of qualifying foreign excluded funds, revise the exclusions from the definition of a “covered fund”, create new exclusions from the definition of a covered fund, and modify the definition of an ownership interest. The new rule became effective on October 1, 2020, and the Company is in the process of transitioning to the requirements of this revised rule.

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

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. At September 30, 2019, SBNA reported aggregate trading exposure in excess of the market risk threshold and, as a result, both the Company and SBNA began holding the market risk component within RWAs of the risk-based capital ratios, and submitted the FFIEC 102 - Market Risk Regulatory Report beginning for the period ended December 31, 2019. The incorporation of market risk within regulatory capital has resulted in a decrease in the risk-based capital ratios.

Capital Simplification Rule

The federal banking agencies adopted a final rule that simplifies for non-advanced approaches banking organizations the generally applicable capital rules and makes a number of technical corrections. Specifically, it reverses the previous transition provision freeze on MSRs and deferred tax assets by modifying the risk-weight from 100% to 250%. The rule will also replace the existing methodology for calculating includible minority interest with a flat 10% limit at each capital level. The increased risk weighting presents an unfavorable decline to the Company's risk-based ratios, but Tier 1 and total capital ratios has improve overall due to the additional minority interest includible under the simplified rule. Adoption of the capital simplification rule was required by the regulatory agencies on April 1, 2020.

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs transactions of the Company's banking subsidiaries with affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals. .

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

On December 12, 2019, the OCC and the FDIC jointly issued the CRA NPR to modernize the regulatory framework implementing the CRA.  On May 20, 2020, the OCC issued the CRA Final Rule implementing many of the provisions of the CRA NPR. The CRA NPR generally focuses on clarifying and expanding the activities that qualify for CRA consideration, allowing the OCC to evaluate a bank’s CRA performance through quantitative measures intended to assess the volume and value of activity, updating how assessment areas are determined to account for institutions such as internet-based banks that receive a substantial portion of their deposits outside physical branch locations, and increasing transparency and timeliness in reporting. In connection with promulgating the CRA Final Rule, the OCC issued a publicly available, non-exhaustive list of activities that would automatically receive CRA consideration. and a process for confirming that particular activities meet the qualifying activities criteria. In addition, the CRA Final Rule allows banks to receive consideration for certain qualifying activities conducted outside their assessment areas. While the CRA Final Rule took effect on October 1, 2020, SBNA will have until January 1, 2023 to bring its operations into compliance with the rule. Although SBNA will be required to comply with the CRA Final Rule in 2023, the OCC has deferred to a future rulemaking process how to calibrate the key thresholds and benchmarks used in the rule to determine the level of performance necessary to achieve a performance rating.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Exchange Act of 1934, an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

The following activities are disclosed in response to Section 13(r) with respect to affiliates of SHUSA within Santander. During the period covered by this annual report:

•Santander UK holds three blocked accounts for two customers, with the first customer holding one GBP savings account and one GBP current account, and the second customer holding one GBP savings account. Both of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program with accounts blocked since designation. The accounts are dormant. Revenues and profits generated by Santander UK on these accounts in the first three quarters of 2020 were negligible relative to the overall profits of Santander.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have been frozen throughout the first three quarters of 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the first three quarters of 2020.

•Santander, also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first three quarters of 2020 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019
	2020 (1)			2019 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,828,719	$75,241	1.12%	$22,225,245	$134,440	2.42%	$(59,199)	$37,147	$(96,346)
LOANS(3):
Commercial loans	33,281,183	276,206	3.32%	33,673,664	355,272	4.22%	(79,066)	(4,096)	(74,970)
Multifamily	8,512,238	73,134	3.44%	8,415,539	87,766	4.17%	(14,632)	1,027	(15,659)
Total commercial loans	41,793,421	349,340	3.34%	42,089,203	443,038	4.21%	(93,698)	(3,069)	(90,629)
Consumer loans:
Residential mortgages	8,155,884	71,210	3.49%	9,847,104	100,531	4.08%	(29,321)	(15,918)	(13,403)
Home equity loans and lines of credit	4,375,284	34,251	3.13%	5,018,365	64,442	5.14%	(30,191)	(7,451)	(22,740)
Total consumer loans secured by real estate	12,531,168	105,461	3.37%	14,865,469	164,973	4.44%	(59,512)	(23,369)	(36,143)
RICs and auto loans	40,026,191	1,322,556	13.22%	33,516,284	1,271,550	15.18%	51,006	152,146	(101,140)
Personal unsecured	1,841,369	134,260	29.17%	2,390,750	164,692	27.55%	(30,432)	(40,898)	10,466
Other consumer(4)	255,944	4,474	6.99%	357,361	6,414	7.18%	(1,940)	(1,775)	(165)
Total consumer	54,654,672	1,566,751	11.47%	51,129,864	1,607,629	12.58%	(40,878)	86,104	(126,982)
Total loans	96,448,093	1,916,091	7.95%	93,219,067	2,050,667	8.80%	(134,576)	83,035	(217,611)
Intercompany investments	—	—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	123,276,812	1,991,332	6.46%	115,444,312	2,185,107	7.57%	(193,775)	120,182	(313,957)
Allowance for loan losses (5)	(7,192,161)			(3,772,807)
Other assets(6)	34,156,248			32,392,411
TOTAL ASSETS	$150,240,899			$144,063,916
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,334,566	$1,936	0.07%	$11,223,790	$23,901	0.85%	$(21,965)	$239	$(22,204)
Savings	5,957,740	1,937	0.13%	5,767,649	3,477	0.24%	(1,540)	119	(1,659)
Money market	30,775,793	30,032	0.39%	24,778,267	83,340	1.35%	(53,308)	27,507	(80,815)
Certificates of deposit (“CDs”)	5,148,959	18,420	1.43%	8,291,661	42,235	2.04%	(23,815)	(13,313)	(10,502)
TOTAL INTEREST-BEARING DEPOSITS	53,217,058	52,325	0.39%	50,061,367	152,953	1.22%	(100,628)	14,552	(115,180)
BORROWED FUNDS:
Federal Home Loan Bank (“FHLB”) advances, federal funds, and repurchase agreements	4,015,217	6,680	0.67%	6,129,891	39,970	2.61%	(33,290)	(10,553)	(22,737)
Other borrowings	45,076,390	310,935	2.76%	42,279,698	373,074	3.53%	(62,139)	27,043	(89,182)
TOTAL BORROWED FUNDS (7)	49,091,607	317,615	2.59%	48,409,589	413,044	3.41%	(95,429)	16,490	(111,919)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	102,308,665	369,940	1.45%	98,470,956	565,997	2.30%	(196,057)	31,042	(227,099)
Noninterest bearing demand deposits	19,141,277			14,482,711
Other liabilities(8)	7,920,941			6,192,978
TOTAL LIABILITIES	129,370,883			119,146,645
STOCKHOLDER’S EQUITY	20,870,016			24,917,271
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$150,240,899			$144,063,916

NET INTEREST SPREAD (9)			5.01%			5.27%
NET INTEREST MARGIN (10)			5.26%			5.61%
NET INTEREST INCOME (11)		$1,621,392			$1,619,110

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019
	2020 (1)			2019 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,940,052	$295,996	1.46%	$21,485,208	$417,085	2.59%	$(121,089)	$168,544	$(289,633)
LOANS(3):
Commercial loans	33,430,857	885,374	3.53%	33,356,133	1,089,897	4.36%	(204,523)	2,434	(206,957)
Multifamily	8,501,040	229,027	3.59%	8,380,211	259,649	4.13%	(30,622)	3,794	(34,416)
Total commercial loans	41,931,897	1,114,401	3.54%	41,736,344	1,349,546	4.31%	(235,145)	6,228	(241,373)
Consumer loans:
Residential mortgages	8,532,737	237,596	3.71%	10,121,409	309,529	4.08%	(71,933)	(45,591)	(26,342)
Home equity loans and lines of credit	4,522,847	121,949	3.60%	5,179,086	200,682	5.17%	(78,733)	(23,179)	(55,554)
Total consumer loans secured by real estate	13,055,584	359,545	3.67%	15,300,495	510,211	4.45%	(150,666)	(68,770)	(81,896)
RICs and auto loans	38,269,859	3,847,016	13.40%	31,755,513	3,701,535	15.54%	145,481	442,582	(297,101)
Personal unsecured	2,180,322	437,300	26.74%	2,483,911	502,887	26.99%	(65,587)	(60,970)	(4,617)
Other consumer(4)	281,204	14,840	7.04%	390,032	20,974	7.17%	(6,134)	(5,760)	(374)
Total consumer	53,786,969	4,658,701	11.55%	49,929,951	4,735,607	12.65%	(76,906)	307,082	(383,988)
Total loans	95,718,866	5,773,102	8.04%	91,666,295	6,085,153	8.85%	(312,051)	313,310	(625,361)
Intercompany investments		—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	122,658,918	6,069,098	6.60%	113,151,503	6,502,238	7.66%	(433,140)	481,854	(914,994)
Allowance for loan losses(5)	(6,711,184)			(3,832,455)
Other assets(6)	34,537,325			31,153,498
TOTAL ASSETS	$150,485,059			$140,472,546
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,345,723	$21,851	0.26%	$10,607,947	$63,570	0.80%	$(41,719)	$4,794	$(46,513)
Savings	5,898,275	7,296	0.16%	5,839,750	10,145	0.23%	(2,849)	97	(2,946)
Money market	29,070,436	140,333	0.64%	24,397,708	235,925	1.29%	(95,592)	58,617	(154,209)
CDs	6,756,472	80,580	1.59%	8,129,517	118,746	1.95%	(38,166)	(18,236)	(19,930)
TOTAL INTEREST-BEARING DEPOSITS	53,070,906	250,060	0.63%	48,974,922	428,386	1.17%	(178,326)	45,272	(223,598)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	5,973,325	64,866	1.45%	5,166,044	106,160	2.74%	(41,294)	20,515	(61,809)
Other borrowings	44,698,919	1,008,012	3.01%	41,377,822	1,123,974	3.62%	(115,962)	105,467	(221,429)
TOTAL BORROWED FUNDS (7)	50,672,244	1,072,878	2.82%	46,543,866	1,230,134	3.52%	(157,256)	125,982	(283,238)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	103,743,150	1,322,938	1.70%	95,518,788	1,658,520	2.32%	(335,582)	171,254	(506,836)
Noninterest bearing demand deposits	17,529,234			14,460,711
Other liabilities(8)	7,357,434			5,945,936
TOTAL LIABILITIES	128,629,818			115,925,435
STOCKHOLDER’S EQUITY	21,855,241			24,547,111
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$150,485,059			$140,472,546

NET INTEREST SPREAD (9)			4.90%			5.34%
NET INTEREST MARGIN (10)			5.16%			5.71%
NET INTEREST INCOME (11)		$4,746,160			$4,843,718
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net interest income increased $2.3 million and decreased $97.6 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to the comparative periods in 2019. The most significant factors contributing to these changes are as follows:

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $59.2 million for the quarter ended September 30, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the quarter ended September 30, 2020 was $26.8 billion with an average yield of 1.12%, compared to an average balance of $22.2 billion with an average yield of 2.42% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the quarter ended September 30, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Interest income on investment securities and interest-earning deposits decreased $121.1 million for the nine-month period ended September 30, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the nine-month period ended September 30, 2020 was $26.9 billion with an average yield of 1.46%, compared to an average balance of $21.5 billion with an average yield of 2.59% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the nine-month period ended September 30, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Interest Income on Loans

Interest income on loans for the three-month and nine-month periods ended September 30, 2020, compared to 2019 reflected increases in the average balance for both periods, offset by decreasing rates, particularly during the first half of 2020.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased for the three-month and nine-month periods ended September 30, 2020 compared to 2019. These decreases were a result of the near zero interest rate environment offset by builds in overall deposits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds decreased $95.4 million for the quarter ended September 30, 2020 compared to 2019. This decrease was due to lower interest rates being paid, offset by increased balances during the quarter ended September 30, 2020. The average balance of total borrowings was $49.1 billion with an average cost of 2.59% for the quarter ended September 30, 2020, compared to an average balance of $48.4 billion with an average cost of 3.41% for 2019. The average balance of borrowed funds increased for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

Interest expense on borrowed funds decreased $157.3 million for the nine-month period ended September 30, 2020 compared to 2019. This decrease was due to lower interest rates being paid offset by increased balances during the nine-month period ended September 30, 2020. The average balance of total borrowings was $50.7 billion with an average cost of 2.82% for the nine-month period ended September 30, 2020, compared to an average balance of $46.5 billion with an average cost of 3.52% for 2019. The average balance of borrowed funds increased for the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019, primarily due to increases in FHLB advances, credit facilities and secured structured financings.

CREDIT LOSS EXPENSE

Credit loss expense was $405.8 million and $2.6 billion for the three-month and nine-month periods ended September 30, 2020, respectively, compared to $603.6 million and $1.7 billion, respectively, for the comparative periods in 2019. The increase year over year was primarily due to reserve build during the first and second quarters of 2020 associated with a weaker economic outlook related to COVID-19. The decrease quarter over quarter was due to a decrease in net charge offs.

Total charge-offs of $606.1 million and $2.8 billion for three-month and nine-month periods ended September 30, 2020, respectively, were lower by $818.5 million and $1.3 billion from the comparative periods in 2019 as a result of the Company's programs in response to COVID-19. Total recoveries during these periods also decreased.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$88,239	$92,734	$254,953	$295,857	$(4,495)	(4.8)%	$(40,904)	(13.8)%
Commercial fees	35,595	40,315	101,954	116,709	(4,720)	(11.7)%	(14,755)	(12.6)%
Lease income	742,946	735,783	2,269,613	2,116,503	7,163	1.0%	153,110	7.2%
Miscellaneous (loss) / income, net	308,222	130,033	330,165	327,849	178,189	137.0%	2,316	0.7%
Net gains recognized in earnings	(148)	2,267	31,646	2,646	(2,415)	(106.5)%	29,000	1,096.0%
Total non-interest income	$1,174,854	$1,001,132	$2,988,331	$2,859,564	$173,722	17.4%	$128,767	4.5%

Total non-interest income increased $173.7 million and $128.8 million for the three-month and nine-month periods ended September 30, 2020 compared to the corresponding periods in 2019. The increase for the three-month period ended September 30, 2020 was primarily related to an increase in miscellaneous income. The increase for the nine-month period ended September 30, 2020 was primarily due to an increase in lease income, partially offset by a decrease in consumer fees.

Consumer fees

Consumer fees decreased $40.9 million for the nine-month period ended September 30, 2020 compared to 2019. This decrease was primarily related to a decrease in consumer deposit fees, related to more few waivers given in 2020 compared to 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts. Commercial fees remained relatively stable for the nine-month period ended September 30, 2020 compared to 2019.

Lease income

Lease income increased $153.1 million for the nine-month period ended September 30, 2020 compared to 2019. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $16.4 billion for the nine-month period ended September 30, 2020, compared to $15.1 billion at September 30, 2019.

Miscellaneous income/(loss)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$14,115	$15,343	$47,243	$38,067	$(1,228)	(8.0)%	$9,176	24.1%
BOLI	14,855	15,338	43,764	45,769	(483)	(3.1)%	(2,005)	(4.4)%
Capital market revenue	56,949	48,326	179,417	146,290	8,623	17.8%	33,127	22.6%
Net gain on sale of operating leases	120,387	48,490	170,484	120,980	71,897	148.3%	49,504	40.9%
Asset and wealth management fees	52,984	45,020	156,575	132,224	7,964	17.7%	24,351	18.4%
Loss on sale of non-mortgage loans	(56,684)	(87,399)	(241,324)	(238,771)	30,715	35.1%	(2,553)	(1.1)%
Other miscellaneous (loss) / income, net	105,616	44,915	(25,994)	83,290	60,701	135.1%	(109,284)	(131.2)%
Total miscellaneous (loss) / income	$308,222	$130,033	$330,165	$327,849	$178,189	137.0%	$2,316	0.7%

Miscellaneous income increased $178.2 million for the three-month period ended September 30, 2020 as compared to the corresponding period in 2019. The increase is primarily related to an increase in gain on sale of operating leases, a decrease in loss on sale of non-mortgage loans, and a gain recognized on the sale of SBC.

Miscellaneous income increased $2.3 million for the nine-month period ended September 30, 2020 as compared to the corresponding period in 2019. The increase is primarily related to the three-month period ended September 30, 2020 activity above, partially offset by a decrease in other miscellaneous income due to fair value adjustments related to the transfer of loan to HFS in the second quarter of 2020.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$461,992	$485,920	$1,391,786	$1,432,730	$(23,928)	(4.9)%	$(40,944)	(2.9)%
Occupancy and equipment expenses	152,998	156,603	464,784	441,643	(3,605)	(2.3)%	23,141	5.2%
Technology, outside services, and marketing expense	124,211	178,053	386,192	482,183	(53,842)	(30.2)%	(95,991)	(19.9)%
Loan expense	67,139	98,639	219,483	308,139	(31,500)	(31.9)%	(88,656)	(28.8)%
Lease expense	612,639	523,900	1,844,270	1,516,984	88,739	16.9%	327,286	21.6%
Impairment of goodwill	—	—	1,848,228	—	—	0%	1,848,228	100%
Other expenses	150,249	190,129	427,978	536,366	(39,880)	(21.0)%	(108,388)	(20.2)%
Total general, administrative and other expenses	$1,569,228	$1,633,244	$6,582,721	$4,718,045	$(64,016)	(3.9)%	$1,864,676	39.5%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total general, administrative and other expenses decreased $64.0 million and increased $1.9 billion for the three-month and nine-month periods ended September 30, 2020, compared to the corresponding periods of 2019. The most significant factors contributing to the quarter-to-date changes were as follows:

•Technology, outside services, and marketing expense decreased $53.8 million for the quarter ended September 30, 2020, compared to the corresponding period in 2019. This decrease was primarily due to reduced marketing and technology spending in response to the COVID-19 pandemic.
•Loan expense decreased $31.5 million for the quarter ended September 30, 2020, compared to the corresponding period in 2019. This decrease was primarily the result of lower repossession volumes due to the COVID-19 pandemic.
•Lease expense increased $88.7 million for the quarter ended September 30, 2020, compared to the corresponding period in 2019. This increase was primarily due to more depreciation on a larger lease portfolio and fewer liquidations.
•Other expenses decreased $39.9 million for the quarter ended September 30, 2020, compared to the corresponding period in 2019. This decrease was the result of lower legal and operational risk expenses.

In addition to the goodwill impairment charge discussed above, other significant factors for the year-to-date included:
•Technology, outside services, and marketing expense decreased $96.0 million for the nine-month period ended September 30, 2020 compared to 2019. This decrease was driven by reductions in marketing and technology spending that have resulted in response to the COVID-19 pandemic.
•Loan expense decreased $88.7 million for the nine-month period ended September 30, 2020 compared to 2019. This is primarily due to the lower repossession volumes as a result of the COVID-19 pandemic.
•Lease expense increased $327.3 million for the nine-month period ended September 30, 2020 compared to 2019. This increase was primarily due to more depreciation on a larger lease portfolio and less liquidations.
•Other expenses decreased $108.4 million for the nine-month period ended September 30, 2020, compared to the corresponding period in 2019. This decrease was primarily attributable to a decrease in legal and operational risk expenses. Travel and entertainment expenses also saw a significant decrease as COVID-19 has limited corporate travel.

INCOME TAX PROVISION

An income tax benefit of $53.3 million and a provision of $112.9 million were recorded for the three-month periods ended September 30, 2020 and 2019, respectively. An income tax benefit of $272.9 million and a provision of $384.5 million were recorded for the nine-month periods ended September 30, 2020 and 2019, respectively. This resulted in an ETR of (6.5)% and 29.5% for the three-month periods ended September 30, 2020 and 2019, respectively, and 19.3% and 29.6% for the nine-month periods ended September 30, 2020 and 2019, respectively.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2020 and 2019 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$374,014	$381,759	$1,082,275	$1,120,907	$(7,745)	(2.0)%	$(38,632)	(3.4)%
Total non-interest income	73,721	120,264	228,646	281,464	(46,543)	(38.7)%	(52,818)	(18.8)%
Credit loss expense	50,109	37,915	402,293	115,130	12,194	32.2%	287,163	249.4%
Total expenses	402,962	414,836	2,743,783	1,208,908	(11,874)	(2.9)%	1,534,875	127.0%
(Loss)/income/ before income taxes	(5,336)	49,272	(1,835,155)	78,333	(54,608)	(110.8)%	(1,913,488)	(2,442.8)%
Intersegment revenue	273	600	1,234	1,576	(327)	(54.5)%	(342)	(21.7)%
Total assets	23,612,515	23,447,787	23,612,515	23,447,787	164,728	0.7%	164,728	0.7%

CBB reported a loss before income taxes of $5.3 million and $1.8 billion for the three-month and nine-month periods ended September 30, 2020, compared to income before income taxes of $49.3 million and $78.3 million for the three-month and nine-month periods ended September 30, 2019. Factors contributing to this change were:

•Non-interest income decreased $46.5 million for the quarter ended September 30, 2020 compared to the third quarter of 2019. This decrease was due to a one-time gain recorded on the sale of branches in 2019, and decreased fee income in 2020 resulting from lower transaction volumes during the COVID-19 pandemic.
•Credit loss expense increased $287.2 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak and the growing auto loan portfolio.
•Total expenses increased $1.5 billion for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to the goodwill impairment that was recorded in the second quarter of 2020.

C&I Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$61,115	$59,738	$188,970	$170,525	$1,377	2.3%	$18,445	10.8%
Total non-interest income	13,605	17,631	39,556	50,641	(4,026)	(22.8)%	(11,085)	(21.9)%
Credit loss expense	22,400	4,985	93,578	20,570	17,415	349.3%	73,008	354.9%
Total expenses	47,791	59,242	434,828	173,426	(11,451)	(19.3)%	261,402	150.7%
(Loss) / income before income taxes	4,529	13,142	(299,880)	27,170	(8,613)	(65.5)%	(327,050)	(1,203.7)%
Intersegment revenue	2,847	1,683	7,790	3,986	1,164	69.2%	3,804	95.4%
Total assets	6,475,164	7,948,200	6,475,164	7,948,200	(1,473,036)	(18.5)%	(1,473,036)	(18.5)%

C&I reported income before income taxes of $4.5 million and a loss before income taxes of $299.9 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to income before income taxes of $13.1 million and $27.2 million for the corresponding periods in 2019. Factors contributing to these changes were:

•Credit loss expense increased $73.0 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.
•Total expenses increased $261.4 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was the result of the goodwill impairment recorded during the second quarter of 2020, offset by small reductions in travel and entertainment expenses, and marketing expenses related to the COVID-19 outbreak.
•Total assets decreased $1.5 billion due to the commercial loan sale that was completed in the fourth quarter of 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRE & VF

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$93,451	$104,076	$281,332	$311,790	$(10,625)	(10.2)%	$(30,458)	(9.8)%
Total non-interest income	4,671	3,428	8,561	9,860	1,243	36.3%	(1,299)	(13.2)%
Credit loss expense / (Release of) credit loss expense	11,963	6,425	78,800	9,824	5,538	86.2%	68,976	702.1%
Total expenses	30,569	32,718	86,857	95,385	(2,149)	(6.6)%	(8,528)	(8.9)%
Income before income taxes	55,590	68,361	124,236	216,441	(12,771)	(18.7)%	(92,205)	(42.6)%
Intersegment revenue	1,232	1,605	3,985	5,396	(373)	(23.2)%	(1,411)	(26.1)%
Total assets	20,296,999	18,772,209	20,296,999	18,772,209	1,524,790	8.1%	1,524,790	8.1%

CRE & VF reported income before income taxes of $55.6 million and $124.2 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to income before income taxes of $68.4 million and $216.4 million for 2019. Factors contributing to these changes were:

•Credit loss expense increased $69.0 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.

CIB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$44,035	$36,577	$123,411	$114,646	$7,458	20.4%	$8,765	7.6%
Total non-interest income	71,956	53,341	212,506	159,970	18,615	34.9%	52,536	32.8%
Credit loss expense / (release of) credit loss expenses	(15,384)	(3,878)	18,071	(6,624)	(11,506)	(296.7)%	24,695	372.8%
Total expenses	63,343	66,092	188,266	198,653	(2,749)	(4.2)%	(10,387)	(5.2)%
Income before income taxes	68,032	27,704	129,580	82,587	40,328	145.6%	46,993	56.9%
Intersegment expense	(4,352)	(3,888)	(13,009)	(10,958)	(464)	(11.9)%	(2,051)	(18.7)%
Total assets	11,532,762	9,605,098	11,532,762	9,605,098	1,927,664	20.1%	1,927,664	20.1%

CIB reported income before income taxes of $68.0 million and $129.6 million for the three-month and nine-month periods ended September 30, 2020, compared to income before income taxes of $27.7 million and $82.6 million for 2019. Factors contributing to these changes were:

•Total non-interest income increased $52.5 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to the increase in fee income resulting from the large amounts of debt underwritten during the second quarter of 2020 in response to the COVID-19 related economic uncertainty, and higher fixed income revenues.
•Credit loss expense increased $24.7 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.
•Total assets increased $1.9 billion, as a result of growth in the business and client growth at September 30, 2020 compared to 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(17,518)	$8,586	$1,591	$80,489	$(26,104)	(304.0)%	$(78,898)	(98.0)%
Total non-interest income	186,836	102,489	253,541	309,123	84,347	82.3%	(55,582)	(18.0)%
(Release of Credit loss expense)/Credit loss expense	(4,038)	(7,874)	(134,923)	520	3,836	(48.7)%	(135,443)	(26,046.7)%
Total expenses	131,571	203,816	425,152	610,116	(72,245)	(35.4)%	(184,964)	(30.3)%
Income/Loss before income taxes	41,785	(84,867)	(35,097)	(221,024)	126,652	149.2%	185,927	84.1%
Intersegment (expense)/revenue	—	—	—	—	—	0%	—	0%
Total assets	35,373,234	40,133,105	35,373,234	40,133,105	(4,759,871)	(11.9)%	(4,759,871)	(11.9)%

The Other category reported income before income taxes of $41.8 million and a loss before income taxes of $35.1 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to losses before income taxes of $84.9 million and $221.0 million for the comparative periods of 2019. Factors contributing to these changes were:

•Net interest income decreased $26.1 million for the quarter ended September 30, 2020 compared to the third quarter of 2019, due to the sale of SBC and lower rates during the quarter.
•Total non-interest income increased $84.3 million for the quarter ended September 30, 2020 compared to the third quarter of 2019, due to the gain on sale of SBC.
•Total expenses decreased $72.2 million for the quarter ended September 30, 2020 compared to the third quarter of 2019, due to lower operational risk expenses.

•Net interest income decreased $78.9 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019, due to lower rates.
•Total non-interest income decreased $55.6 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019, due to fair value adjustments related to the transfer of loans to HFS in the second quarter of 2020, offset by the gain on sale of SBC.
•Credit loss expense decreased $135.4 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019, due to the release of provision related to SBC during the second quarter of 2020.
•Total expenses decreased $185.0 million for the nine-month period ended September 30, 2020 compared to the corresponding period of 2019, due to lower operational risk expenses and lower FDIC premiums.
•Total assets decreased $4.8 billion, as a result of the third quarter sale of SBC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2020	2019	2020	2019	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,061,986	$1,002,661	$3,058,137	$2,978,709	$59,325	5.9%	$79,428	2.7%
Total non-interest income	830,126	734,149	2,271,200	2,123,441	95,977	13.1%	147,759	7.0%
Credit loss expense	340,548	566,849	2,110,330	1,548,404	(226,301)	(39.9)%	561,926	36.3%
Total expenses	888,973	855,267	2,692,396	2,421,754	33,706	3.9%	270,642	11.2%
Income before income taxes	662,591	314,694	526,611	1,131,992	347,897	110.6%	(605,381)	(53.5)%
Total assets	48,448,921	47,279,015	48,448,921	47,279,015	1,169,906	2.5%	1,169,906	2.5%

SC reported income before income taxes of $662.6 million and $526.6 million for the three-month and nine-month periods ended September 30, 2020, respectively, compared to income before income taxes of $314.7 million and $1.1 billion for the three-month and nine-month periods ended of 2019. Contributing to these changes were:

•Credit loss expense decreased $226.3 million for the quarter ended September 30, 2020 compared to the third quarter of 2019. This decrease was due to decreased net charge offs, offset by higher allowance reserves.
•Credit loss expense increased $561.9 million for the nine-month period ended September 30, 2020 compared to the first nine months of 2019 due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.
•Total expenses increased $270.6 million for the nine-month period ended September 30, 2020 compared to the nine-month period ended September 30, 2019 due to increasing lease expense from depreciation on a larger lease portfolio.

Refer to the "Economic and Business Environment" section of this MD&A for additional details on the impact of the COVID-19 pandemic on the Company's current financial and operating status, as well as its future financial and operational planning.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2020		December 31, 2019		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,466,898	8.0%	$8,468,023	9.1%	$(1,001,125)	(11.8)%
C&I	16,289,708	17.6%	16,534,694	17.8%	(244,986)	(1.5)%
Multifamily	8,677,483	9.4%	8,641,204	9.3%	36,279	0.4%
Other commercial	7,217,276	7.8%	7,390,795	8.2%	(173,519)	(2.3)%
Total commercial loans (1)	39,651,365	42.8%	41,034,716	44.4%	(1,383,351)	(3.4)%

Consumer loans secured by real estate:
Residential mortgages	7,132,279	7.7%	8,835,702	9.5%	(1,703,423)	(19.3)%
Home equity loans and lines of credit	4,288,526	4.6%	4,770,344	5.1%	(481,818)	(10.1)%
Total consumer loans secured by real estate	11,420,805	12.3%	13,606,046	14.6%	(2,185,241)	(16.1)%

Consumer loans not secured by real estate:
RICs and auto loans	40,615,831	43.7%	36,456,747	39.3%	4,159,084	11.4%
Personal unsecured loans	845,860	0.9%	1,291,547	1.4%	(445,687)	(34.5)%
Other consumer	243,245	0.3%	316,384	0.3%	(73,139)	(23.1)%

Total consumer loans	53,125,741	57.2%	51,670,724	55.6%	1,455,017	2.8%
Total LHFI	$92,777,106	100.0%	$92,705,440	100.0%	71,666	0.1%

Total LHFI with:
Fixed	$64,631,198	69.7%	$61,775,942	66.6%	2,855,256	4.6%
Variable	28,145,908	30.3%	30,929,498	33.4%	(2,783,590)	(9.0)%
Total LHFI	$92,777,106	100.0%	$92,705,440	100.0%	71,666	0.1%
(1) As of September 30, 2020, the Company had $377.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $1.4 billion, or 3.4%, from December 31, 2019 to September 30, 2020. This decrease was comprised of decreases in CRE loans of $1.0 billion C&I loans of $245.0 million. This decrease is reflective of the sale of SBC, largely in the CRE and C&I portfolios, offset by originations of C&I loans, including PPP loans.

	At September 30, 2020, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,732,855	$4,749,945	$984,098	$7,466,898
C&I and other commercial	10,083,493	11,904,885	1,662,703	23,651,081
Multifamily loans	1,015,231	5,139,760	2,522,492	8,677,483
Total	$12,831,579	$21,794,590	$5,169,293	$39,795,462
Loans with:
Fixed rates	$4,430,884	$9,957,281	$3,024,440	$17,412,605
Variable rates	8,400,695	11,837,309	2,144,853	22,382,857
Total	$12,831,579	$21,794,590	$5,169,293	$39,795,462
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $2.2 billion, or 16.1%, from December 31, 2019 to September 30, 2020. This decrease was comprised of decreases in the residential mortgage portfolio of $1.7 billion, which is partially attributable to the sale of SBC, and decreases in the home equity loans and lines of credit portfolio of $481.8 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $4.2 billion, or 11.4%, from December 31, 2019 to September 30, 2020. The increase in the RIC and auto loan portfolio was primarily due to an increase in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of September 30, 2020, 62.9% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 10.7% of loans for which no FICO score is available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At September 30, 2020, a typical RIC was originated with an average annual percentage rate of 13.8% and was purchased from the dealer at a premium of 1.0%. All of the Company's RICs and auto loans are fixed-rate loans.

The Company records an ALLL to cover its estimate of inherent losses on its RICs incurred as of the balance sheet date.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2019 to September 30, 2020 by $518.8 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for a term ending in 2020, or 2022 if extended at Bluestem's option. The Bluestem loan portfolio is carried as held-for-sale in our Condensed Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of September 30, 2020, SC's personal unsecured portfolio was held-for-sale and thus does not have a related allowance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2020	December 31, 2019	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$95,621	$83,117	$12,504	15.0%
C&I	102,274	153,428	(51,154)	(33.3)%
Multifamily	51,349	5,112	46,237	904.5%
Other commercial	16,984	31,987	(15,003)	(46.9)%
Total commercial loans	266,228	273,644	(7,416)	(2.7)%

Consumer loans secured by real estate:
Residential mortgages	164,001	134,957	29,044	21.5%
Home equity loans and lines of credit	94,872	107,289	(12,417)	(11.6)%
Consumer loans not secured by real estate:
RICs and auto loans	967,101	1,643,459	(676,358)	(41.2)%
Personal unsecured loans	—	2,212	(2,212)	(100.0)%
Other consumer	7,135	11,491	(4,356)	(37.9)%
Total consumer loans	1,233,109	1,899,408	(666,299)	(35.1)%
Total non-accrual loans	1,499,337	2,173,052	(673,715)	(31.0)%

Other real estate owned	43,015	66,828	(23,813)	(35.6)%
Repossessed vehicles	249,572	212,966	36,606	17.2%
Other repossessed assets	3,206	4,218	(1,012)	(24.0)%
Total OREO and other repossessed assets	295,793	284,012	11,781	4.1%
Total non-performing assets	$1,795,130	$2,457,064	$(661,934)	(26.9)%

Past due 90 days or more as to interest or principal and accruing interest	$45,117	$93,102	$(47,985)	(51.5)%
Annualized net loan charge-offs to average loans (1)	1.9%	2.8%	n/a	n/a
Non-performing assets as a percentage of total assets	1.2%	1.6%	n/a	n/a
NPLs as a percentage of total loans	1.6%	2.3%	n/a	n/a
ALLL as a percentage of total NPLs	493.5%	167.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

The increase in the ALLL as a percentage of total NPLs is a result of the adoption of the CECL standard effective January 1, 2020.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $262.7 million and $179.9 million at September 30, 2020 and December 31, 2019, respectively. This increase was primarily due to one large borrower within the Other Commercial portfolio.

Potential problem consumer loans amounted to $2.7 billion and $4.7 billion at September 30, 2020 and December 31, 2019, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $1.8 billion, or 1.2% of total assets, at September 30, 2020, compared to $2.5 billion, or 1.6% of total assets, at December 31, 2019, due to lower NPLs resulting from COVID-19 deferral program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs decreased $7.4 million from December 31, 2019 to September 30, 2020. Commercial NPLs accounted for 0.7% of commercial LHFI at September 30, 2020 and December 31, 2019, respectively. The decrease in commercial NPLs was primarily comprised of decreases of $51.2 million in C&I offset by increases of $46.2 million in the Multifamily portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $676.4 million from December 31, 2019 to September 30, 2020. Non-performing RICs and auto loans accounted for 2.4% and 4.5% of total RICs and auto loans at September 30, 2020 and December 31, 2019, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$164,001	$94,872	$134,957	$107,289
Total LHFI	7,132,279	4,288,526	8,835,702	4,770,344
NPLs as a percentage of total LHFI	2.3%	2.2%	1.5%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $258.9 million or 32.0% of non-performing consumer loans secured by real estate at September 30, 2020, compared to $242.2 million and 45.9% of consumer loans secured by real estate at December 31, 2019.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $2.2 billion, or 38.5%, from December 31, 2019 to September 30, 2020, most significantly within the RICs and auto loan portfolio, which decreased $2.1 billion. Delinquent balances and nonaccrual balances overall were lower as of September 30, 2020 primarily due to the large number of deferrals granted to borrowers impacted by COVID-19.

TDRs

TDRs are loans that have been modified as the Company has agreed to make certain concessions to both meet the needs of customers and maximize its ultimate recovery on the loans. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal.

TDRs are generally placed on nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after a sustained period of repayment performance, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC TDRs are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes more than 60 DPD. RIC TDRs are considered for return to accrual when the account becomes 60 days or less past due. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	As of September 30, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$77,377	42.7%	$97,685	49.5%	$3,499,277	91.5%	$35,785	97.3%	$3,710,124
Non-performing	103,926	57.3%	99,813	50.5%	324,340	8.5%	994	2.7%	529,073
Total	$181,303	100.0%	$197,498	100.0%	$3,823,617	100.0%	$36,779	100.0%	$4,239,197

% of loan portfolio	0.5%	n/a	1.7%	n/a	9.4%	n/a	3.4%	n/a	4.6%
(1) Excludes LHFS.

	As of December 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$64,538	49.5%	$182,105	67.8%	$3,332,246	86.6%	$67,465	91.7%	$3,646,354
Non-performing	65,741	50.5%	86,335	32.2%	515,573	13.4%	6,128	8.3%	673,777
Total	$130,279	100.0%	$268,440	100.0%	$3,847,819	100.0%	$73,593	100.0%	$4,320,131

% of loan portfolio	0.3%	n/a	2.0%	n/a	10.6%	n/a	4.6%	n/a	4.7%
(1) Excludes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2020		Nine-Month Period Ended September 30, 2019
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,847,819	$472,312	$5,251,769	$670,584
New TDRs(1)	1,442,007	189,658	912,394	66,106
Charged-Off TDRs	(574,501)	(5,803)	(1,093,934)	(8,657)
Sold TDRs	(27,397)	(163,210)	(1,363)	(5,991)
Payments on TDRs	(864,311)	(77,377)	(902,745)	(110,780)
TDRs, end of period	$3,823,617	$415,580	$4,166,121	$611,262
(1)    New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

The decrease in total delinquent TDRs is primarily due to the significant increase in deferrals provided to borrowers in response to COVID-19 impacts.

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its RICs, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of lifetime months extended for all automobile RICs was eight, while some marine and RV contracts had a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of payments has been received. However, many of these practices have been temporarily revised to accommodate borrowers impacted by COVID-19, including increasing the maximum number of extensions, allowing more than one deferral every six months and removing the requirement that a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid. This may result in the classification of the loan as current and therefore not considered a delinquent account. However, there are other instances when a deferral is granted but the loan is not brought completely current, such as when the account days past due is greater than the deferment period granted. Such accounts are aged based on the timely payment of future installments in the same manner as any other account. Historically, the majority of deferrals on RICs are approved for borrowers who are either 31-60 or 61-90 DPD and these borrowers are typically reported as current after deferral. For the RIC portfolio, if a customer receives two or more deferrals over the life of the loan, the loan would generally advance to a TDR designation.

However in March 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 days past due as of the implementation date of a relief program are not TDRs. Additionally, Section 4013 of the CARES Act grants companies the option of not applying the GAAP TDR guidance to certain loans with COVID-19 modifications.

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. In both its consumer and commercial portfolios, the programs generally include payment deferrals for a period of one to six months. In the Company's RIC and auto loan portfolio, the predominant program offering is a deferral of payments to the end of the loan term and waiver of late charges of up to three months. For credit cards, we offer a temporary payment reduction program for a period of up to three months. Payment deferrals on mortgages can be for up to one year. The Company does not consider payment deferrals of up to six months to customers who were current prior to implementation of the Company's relief programs to be TDRs, in accordance with its accounting policy and interagency regulatory guidelines. Additionally, the Company applies the TDR provisions of the CARES Act to certain consumer loans that received COVID19 modifications, if they were current as of December 31, 2019. Consumer loans that are granted deferrals beyond 180 days are not classified as TDRs if they comply with the requirements of the CARES Act.

Since the implementation of the programs in March 2020, we experienced a sharp increase in requests for relief related to COVID-19 nationwide and a significant number of such extensions have been granted. Through September 30, 2020 the Bank had granted extensions to approximately 43,000 unique customer accounts totaling approximately $7.0 billion in connection with COVID-19. Additionally, SC has granted over 911,000 loan extensions to 645,000 unique customer accounts totaling approximately $11 billion of loans that have been granted a COVID-19 deferral.

The following table provides a summary of SBNA and SC loan balances with active payment deferrals due to COVID-19 as of the end of each reporting period:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	September 30, 2020		June 30, 2020
	Loan balance of active extensions (1)	% of Portfolio	Loan balance of active extensions (1)	% of Portfolio
Santander Bank
Commercial	$949,619	2.7%	$4,274,150	12.0%
Consumer (including SBNA RICs)	441,266	2.2%	1,367,414	6.6%
Total SBNA	$1,390,885	2.5%	$5,641,564	11.2%
Santander Consumer
RICs	$959,236	2.9%	$3,753,717	12.3%
(1) Santander Consumer balances exclude deferrals with payments due in the current month.

As of September 30, 2020, approximately 11% of SBNA customer accounts that received extensions were active, 82% had exited deferral, and 7% had paid down or charged off. Of the loans that have exited deferral status, 98% of the loan balances are less than 30 days past due.

As of September 30, 2020, approximately 33% of SC's unique customer accounts have required COVID-19 assistance. Of these accounts, 86% have exited deferral status, 7% remain in active deferral, 5% have paid-off, and 2% have charged off. Of the loans that have exited deferral status, 85% are less than 30 days past due and 96% of these accounts have made at least one payment since their first COVID-19 extension.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged-off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent deferrals impact the ultimate timing of when an account is charged-off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as TDRs are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related credit loss expense. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related credit loss expense. For loans that are classified as TDRs, the Company generally compares the present value of expected cash flows to the outstanding recorded investment of TDRs to determine the amount of allowance and related credit loss expense that should be recorded. For loans that are considered collateral-dependent, such as certain bankruptcy modifications, impairment is measured based on the fair value of the collateral, less its estimated costs to sell.

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

ACL

Changes to the ACL are discussed in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $91.8 million at December 31, 2019 to $148.0 million at September 30, 2020. The increase of the reserve for unfunded lending commitments included an increase from the adoption of the CECL standard of $10.4 million while the remainder was primarily related to changes in the business environment resulting from COVID-19. The net impact of business as usual change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $3.3 billion to $11.1 billion at September 30, 2020, compared to $14.3 billion at December 31, 2019. During the nine-month period ended September 30, 2020, the composition of the Company's investment portfolio changed due to a decrease in U.S. Treasury securities, partially offset with an increase in MBS. U.S. Treasuries decreased by $3.9 billion primarily due to investment sales and maturities. MBS increased by $608.6 million primarily due to investment purchases and an increase in unrealized gains, partially offset by investment sales, maturities and principal paydowns. For additional information with respect to the Company’s investment securities, see Note 2 to the Condensed Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $5.5 billion at September 30, 2020. The Company had 125 investment securities classified as HTM as of September 30, 2020.

Total gross unrealized gain/(loss) position on investment securities AFS increased by $199.3 million during the nine-month period ended September 30, 2020. This increase was primarily related to an increase in unrealized gains of $200.4 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2020 was approximately 4.14 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2020 was approximately 2.60 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	September 30, 2020	December 31, 2019
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,062,082	$9,735,337
FNMA and FHLMC securities	5,732,838	4,326,299
State and municipal securities	3	9
Other securities (1)	284,049	278,113
Total investment securities AFS	11,078,972	14,339,758
Investment securities HTM:
U.S. government agencies	5,488,576	3,938,797
Total investment securities HTM(2)	5,488,576	3,938,797
Other investments	1,657,706	995,680
Total investment portfolio	$18,225,254	$19,274,235
(1)    Other securities primarily include corporate debt securities and ABS.
(2)    HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2020:

	September 30, 2020
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,422,466	$3,472,243
FHLMC	2,231,378	2,260,595
GNMA (1)	10,174,627	10,464,377
Total	$15,828,471	$16,197,215
(1)    Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2020, goodwill totaled $2.6 billion and represented 1.8% of total assets and 12.5% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
Impairment during the period	(1,557,384)	(290,844)	—	—	—	$(1,848,228)
Goodwill at September 30, 2020	$322,920	$27,080	$1,095,071	$131,130	$1,019,960	$2,596,161

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

For the CBB reporting unit’s second quarter valuation analysis, a weighting of 25% to the market approach and 75% to the income approach was applied. For the income approach, the Company selected a discount rate of 10.0%, which represents management’s best estimate of the rate of return expected by market participants and aligns with the reporting unit's cost of equity at the time of the analysis. The Company increased a component of the discount rate to reflect the risk and uncertainty related to the reporting unit’s projected cash flows, which were adjusted downward from the Company’s year-end financial plan as a result of the estimated economic impact of the COVID-19 pandemic. A long-term growth rate of 2.50%, down from 3.0% at March 31, 2020, was applied in determining the terminal value. For the market approach, the Company selected a 30% control premium based on the Company’s review of transactions observable in the marketplace that were determined to be comparable. The equity value as a multiple of tangible book value of 0.9x was selected based on publicly traded peers of the reporting unit. The results of the fair value analysis did not exceed the carrying value for the CBB reporting unit, indicating that the reporting unit was considered to be impaired at June 30, 2020. As a result, the Company recorded a $1.6 billion impairment charge relate to the CBB reporting unit.

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

The Company is in the process of completing its annual goodwill impairment analysis as of October 1, 2020. In addition to completing this analysis in the fourth quarter of 2020, the Company will continue monitoring changes to all reporting units for potential indicators. There is an increased risk that further impairment or impairment within additional reporting units, up to the amount of remaining goodwill, could be recognized based on continued or additional declines in the market in future periods.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $69.2 million at September 30, 2020, compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). During the quarter, the Company’s ownership of SC reached the 80% threshold which requires SC to file a consolidated federal tax return with the Company. As a result, SHUSA reversed its deferred tax liability of $306.6 million for the book over tax basis difference in its investment in SC. The $948.2 million decrease in net deferred liability for the nine-month period ended September 30, 2020 was primarily due to the adoption of the CECL standard during the first quarter of 2020 and the reversal of the deferred tax liability for the book over tax basis difference associated with the Company’s investment in SC during the third quarter of 2020.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 15 to the Condensed Consolidated Financial Statements, and the "Liquidity and Capital Resources" section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 14 to the Condensed Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2020 and December 31, 2019, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2020 and December 31, 2019, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the nine-month periods ended September 30, 2020 and 2019, the Company paid cash dividends of $125.0 million, and $150.0 million, respectively, to its common stock shareholder.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at September 30, 2020:

	SHUSA

	September 30, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.44%	6.50%	4.50%
Tier 1 capital ratio	16.86%	8.00%	6.00%
Total capital ratio	18.26%	10.00%	8.00%
Leverage ratio	13.19%	5.00%	4.00%

	Bank

	September 30, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.37%	6.50%	4.50%
Tier 1 capital ratio	15.37%	8.00%	6.00%
Total capital ratio	16.61%	10.00%	8.00%
Leverage ratio	12.13%	5.00%	4.00%
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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $5.0 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the quarter ended September 30, 2020, SC completed on-balance sheet funding transactions totaling approximately $4.4 billion, including:

•private amortizing lease facilities for approximately $1.2 billion; and
•securitizations on its SDART platform for approximately $3.3 billion.

SC also completed approximately $0.6 billion in asset sales to third parties during the quarter.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

IHC

On June 6, 2017, SIS entered into a revolving subordinated loan agreement with SHUSA not to exceed $290.0 million for a two-year term to mature in 2019. On October 16, 2018, the revolving loan agreement was increased to $895.0 million.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At September 30, 2020, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of September 30, 2020, the Bank had approximately $19.3 billion in committed liquidity from the FHLB and the FRB. Of this amount, $16.0 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2020 and December 31, 2019, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $19.4 billion and $15.0 billion, respectively. These amounts represented 28.6% and 24.3% of total deposits at September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, the Bank and BSI had $1.1 billion and $980.3 million, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

	Nine-Month Period Ended September 30,
(in thousands)	2020	2019
Net cash flows from operating activities	$4,894,072	$4,636,896
Net cash flows from investing activities	(161,803)	(12,979,078)
Net cash flows from financing activities	(1,559,594)	9,022,335

Cash flows from operating activities

Net cash flow from operating activities was $4.9 billion for the nine-month period ended September 30, 2020, which was primarily comprised of $1.4 billion in proceeds from sales of LHFS, $2.1 billion in depreciation, amortization and accretion, $2.6 billion of credit loss expense, and $1.8 billion from impairment of goodwill, partially offset by a net loss of $1.1 billion and $2.5 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities was $4.6 billion for the nine-month period ended September 30, 2019, which was primarily comprised of net income of $916.3 million, $1.1 billion in proceeds from sales of LHFS, $1.7 billion in depreciation, amortization and accretion, and $1.7 billion of credit loss expense, partially offset by $1.1 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the nine-month period ended September 30, 2020, net cash flow from investing activities was $(161.8) million, primarily due to $3.8 billion in normal loan activity, $5.6 billion of purchases of investment securities AFS, $4.9 billion in operating lease purchases and originations, and $2.2 billion of purchases of HTM investment securities, partially offset by $9.4 billion of AFS investment securities sales, maturities and prepayments, $3.1 billion in proceeds from sales and terminations of operating leases, and $3.5 billion in proceeds from sales of LHFI.

For the nine-month period ended September 30, 2019, net cash flow from investing activities was $(13.0) billion, primarily due to $7.1 billion in normal loan activity, $6.0 billion of purchases of investment securities AFS, $6.8 billion in operating lease purchases and originations and $1.0 billion of purchases of HTM investment securities, partially offset by $4.3 billion of AFS investment securities sales, maturities and prepayments, $1.4 billion in proceeds from sales of LHFI, and $2.7 billion in proceeds from sales and terminations of operating leases.

Cash flows from financing activities

For the nine-month period ended September 30, 2020, net cash flow from financing activities was $(1.6) billion, which was primarily due to a decrease in net borrowing activity of $2.5 billion, $125.0 million in dividends paid on common stock, and $770.5 million in stock repurchases attributable to NCI, partially offset by a $1.9 billion increase in deposits.

Net cash flow from financing activities for the nine-month period ended September 30, 2019 was $9.0 billion, which was primarily due to an increase in net borrowing activity of $4.2 billion and a $5.2 billion increase in deposits, partially offset by $150.0 million in dividends paid on common stock and $245.7 million in stock repurchases attributable to NCI.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of September 30, 2020, there was an outstanding balance of approximately $1.2 billion on this facility in the aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of September 30, 2020, there was an outstanding balance of approximately $1.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2020 and December 31, 2019, there were outstanding balances of $311.9 million and $422.3 million, respectively, under these repurchase agreements.

SHUSA and Santander Lending to SC

The Company provides SC with $3.0 billion of committed revolving credit that can be drawn on an unsecured basis. The Company also provides SC with $7.2 billion of term financing with maturities ranging from October 2020 to June 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

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

At September 30, 2020, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dividends, Contributions and Stock Issuances

As of September 30, 2020, the Company had 530,391,043 shares of common stock outstanding. During the three-month and nine-month periods ended September 30, 2020, the Company paid dividends of zero and $125.0 million, respectively, to its sole shareholder, Santander.

SC paid a dividend of $0.22 per share in February 2020, May 2020, and August 2020. SC has paid a total of $212.6 million in dividends through September 30, 2020, of which $50.5 million has been paid to NCI and $162.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

On September 30, 2020, the Federal Reserve extended the Interim Policy. Based on the Company's expected average trailing four quarters of net income, SC is prohibited from paying a dividend in the fourth quarter of 2020. Although SC’s standalone income is sufficient to declare and a pay a dividend, SC is consolidated into the Company's capital plan and therefore is subject to the Interim Policy which utilizes the Company’s average trailing income to determine the cap on common stock dividends. SC does not currently expect to declare or pay a dividend in the fourth quarter of 2020.

During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a tender offer.

On August 10, 2020, SC announced that it had substantially exhausted the amount of shares SC was permitted to repurchase under the exception to the Interim Policy the Federal Reserve granted SHUSA and that SC expected to repurchase an immaterial number of shares remaining under the exception approval.

Below are the details of SC's tender offer and other share repurchase programs for the three-month and nine-month periods ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Tender offer:(1)
Number of shares purchased	—	—	17,514,707	—
Average price per share	$—	$—	$26.00	$—
Cost of shares purchased(2)	$—	$—	$455,382	$—

Other share repurchases:
Number of shares purchased	10,198,800	5,479,650	15,956,561	10,194,772
Average price per share	$21.91	$25.71	$20.00	$24.08
Cost of shares purchased(2)	$223,485	$140,909	$319,075	$245,496

Total number of shares purchased	10,198,800	5,479,650	33,471,268	10,194,772
Average price per share	$21.91	$25.71	$23.14	$24.08
Total cost of shares purchased(2)	$223,485	$140,909	$774,457	$245,496
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a tender offer.
(2) Cost of shares exclude commissions

During the nine-month period ended September 30, 2020, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
•BSI declared and paid $7.5 million in dividends to SHUSA.
•SIS declared and paid $4.0 million in dividends to SHUSA.
•SHUSA contributed $25.0 million to SFS.

On August 10, 2020, SC substantively exhausted the amount of shares it was permitted to repurchase under the exception to the Federal Reserve's interim capital preservation policy granted in the third quarter of 2020 and has acquired an aggregate of 9.58 million of its shares in a combination of open market and privately negotiated repurchases since July 31, 2020. As a result of these repurchases, SHUSA now owns approximately 80.2% of SC.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$3,060,779	$2,308,826	$751,953	$—	$—
Notes payable - revolving facilities	2,803,684	812,341	1,991,343	—	—
Notes payable - secured structured financings	27,440,072	77,643	9,245,194	11,595,201	6,522,034
Other debt obligations (1) (2)	18,908,039	1,657,486	10,588,210	4,460,584	2,201,759
CDs (1)	4,430,657	3,563,261	821,832	42,357	3,207
Non-qualified pension and post-retirement benefits	63,194	7,085	14,071	13,800	28,238
Operating leases(3)	702,016	136,568	236,624	176,663	152,161
Total contractual cash obligations	$57,408,441	$8,563,210	$23,649,227	$16,288,605	$8,907,399
Other commitments:
Commitments to extend credit	$32,140,936	$7,127,545	$7,296,125	$5,660,716	$12,056,550
Letters of credit	1,626,932	1,147,275	255,148	190,713	33,796
Total Contractual Obligations and Other Commitments	$91,176,309	$16,838,030	$31,200,500	$22,140,034	$20,997,745
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2020. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $63.8 million.

Excluded from the above table are deposits of $64.9 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2020 and December 31, 2019:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2020	December 31, 2019
Down 100 basis points	(1.08)%	(1.12)%
Up 100 basis points	1.94%	1.31%
Up 200 basis points	3.71%	2.56%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2020 and December 31, 2019.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2020	December 31, 2019
Down 100 basis points	(5.82)%	(3.01)%
Up 100 basis points	1.25%	(0.49)%
Up 200 basis points	0.19%	(3.17)%

As of September 30, 2020, the Company’s profile reflected a decrease of MVE of 5.82% for downward parallel interest rate shocks of 100 basis points and an increase of 1.25 % for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases and their market value appreciation is therefore limited. At the same time, with deposit rates remaining at comparatively low levels, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks, the loss in market value is not offset by the change in NMDs.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act as of as of the Evaluation Date. Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date our disclosure controls and procedures; (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 14 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 15 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flow that are set forth under Part I, Item IA, Risk Factors, in the Company's Annual Report on Form 10-K for 2019. In addition to the risk factors disclosed in that Form 10-K for the year ended December 31, 2019, the Company is subject to risks related to CECL as well as the COVID-19 outbreak, discussed further below.

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

COVID-19 was first reported in China in December 2019 and has now spread throughout the world, including in the United States. The outbreak has been declared a public health emergency of international concern and a pandemic by the World Health Organization. As of the date hereof, a significant number of countries and the majority of state governments have also made emergency declarations related to the outbreak, and have attempted to slow community spread of the virus by providing social distancing guidelines, issuing stay-at-home orders and mandating the closure of certain non-essential businesses.

The actions taken by authorities, however, may not be sufficient to mitigate the spread of COVID-19. Further, these actions are not always coordinated or consistent across jurisdictions and have caused economic hardship in the jurisdictions in which they have been implemented. For example, in many jurisdictions, businesses have been required to temporarily close or restrict their operations. Further, even for businesses that have remained open, consumer demand has deteriorated rapidly. As a result, earlier this year we experienced a significant decline in our origination of loans and leases. This decline in volume may be exacerbated because, for example, FCA announced in March 2020 that it has suspended production of new vehicles at certain facilities across Europe and North America, which may reduce the availability of new vehicles for FCA dealers after dealerships re-open or consumer demand increases.

Closures and disruptions to businesses in the United States have led to negative effects on our customers. Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-related economic challenges. Earlier this year, we announced that we were providing additional support to customers, employees, and communities during the COVID-19 pandemic and revised our servicing practices to increase the maximum number of permitted monthly payment extensions, grant waivers for late charges and provide lease extensions. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak is impacting customers nationwide and is expected to have a materially more significant impact on the performance of our loan and auto lease portfolios than even the most severe historical natural disaster. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide, and a significant number of such extensions and modifications have been granted. Further, we have temporarily suspended - and may continue to temporarily suspend - involuntary repossessions, although we may elect to re-initiate involuntary repossessions at any time. These customer support programs may negatively impact our financial performance and other results of operations in the near term and, if the COVID-19 pandemic leads us to conduct such activities on a large scale for a specific period of time, the number of customers experiencing hardship related directly or indirectly to the outbreak of COVID-19 increases or if our customer support programs are not effective in mitigating the effect of COVID-19 on our customers, our business, financial condition and results of operations may be materially and adversely affected .

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

We rely upon our ability to access various credit facilities to fund our operations. As international trade and business activity slowed and supply chains were disrupted related to the COVID-19 pandemic, global credit and financial markets experienced significant disruption and volatility. Earlier this year, financial markets experienced significant declines and volatility, and such market conditions may occur again and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section of our Form 10-K. These include reduced demand for our products and services and reduced access to capital markets funding. These risks could have significant adverse impacts on our financial condition, results of operations and cash flows.

Governmental and regulatory authorities implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020 and the Federal Reserve’s announcement of capital preservation measures applicable to banking organizations in June and September 2020. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our net interest income and reduce our profitability. Sustained adverse economic effects from the pandemic may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 6, 2020	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 6, 2020	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President