Form 10-K
period 2020-12-31
Santander Holdings USA, Inc.
filed 2021-03-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☑	Emerging growth company ☐	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑. No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
The registrant did not have a public float on the last business day of its most recently completed second fiscal quarter because there was no public market for the registrant's common equity as of such date.
The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and has therefore omitted certain items from this report in accordance with the reduced disclosure format under General Instruction I.
Number of shares of common stock outstanding at February 28, 2021: 530,391,043 shares

Since all of the registrant’s common stock is owned by Banco Santander, S.A., a reporting company under the Securities Exchange Act of 1934, and the registrant has redeemed all of its previously outstanding preferred stock and no longer has any other publicly held equity securities, it has determined that it meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is omitting certain items (Items 10-13 and Exhibit 21) from this Annual Report on Form 10-K as permitted under General Instruction I of Form 10-K
2

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believes,” “expects,” “hope,” “anticipates,” “estimate,” “intends,” “plans,” “assume," "goal," "seek," "can", "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors and assumptions, some of which are beyond the Company's control. Among the factors that could cause the Company’s financial performance to differ materially from that suggested by forward-looking statements are:

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
•the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business, as well as the stability of global financial markets, including economic instability and recessionary conditions in Europe and negative economic effects related to the exit of the United Kingdom from the European Union;
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
•competitors of SHUSA may have greater financial resources or lower costs, or be subject to different regulatory requirements than SHUSA, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA and cause SHUSA to lose business or market share and impact our net income adversely;
•SC's agreement with FCA may not result in currently anticipated levels of growth and is subject to certain conditions that could result in termination of the agreement;
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
•acts of terrorism or domestic or foreign military conflicts; and
•the other factors that are described in Part I, Item IA - Risk Factors of this Annual Report on Form 10-K.

If one or more of the factors affecting the Company’s forward-looking information and statements renders forward-looking information or statements incorrect, the Company’s actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking information and statements. Therefore, the Company cautions the reader not to place undue reliance on any forward-looking information or statements herein. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the Company’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties as new factors emerge from time to time. Management cannot assess the impact of any such factor on the Company’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements reflect the current beliefs and expectations of the Company's management and only speak as of the date of this document, and the Company undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to the Company are expressly qualified by these cautionary statements.

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2018 Resolution Plan: The Section 165(d) Resolution Plan most recently filed by Santander, dated as of December 31, 2018	CMOs: collateralized mortgage obligations
401-K Plan: SBNA's 401-K Plan	COBRA: Consolidated Omnibus Budget Reconciliation Act
ABS: Asset-backed securities	CODM: Chief Operating Decision Maker
ACL: Allowance for credit losses	Company: Santander Holdings USA, Inc.
ADRs: American Depositary Receipts	COSO: Committee of Sponsoring Organizations
AFS: Available-for-sale	COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020
ALLL: Allowance for loan and lease losses	Covered Fund: a hedge fund or a private equity fund
ASC: Accounting Standards Codification	CPRs: Changes in anticipated loan prepayment rates
ASU: Accounting Standards Update	CRA: Community Reinvestment Act
Bank: Santander Bank, National Association	CRA NPR: the NPR related to the CRA issued by the OCC and the FDIC on December 12, 2019
BEA: Bureau of Economic Analysis	CRD IV: Capital Requirements Directive IV
BHC: Bank holding company	CRE: Commercial Real Estate
BHC Act: Bank Holding Company Act of 1956, as amended	CRE & VF: Commercial Real Estate and Vehicle Finance
BOLI: Bank-owned life insurance	CTMC: Compensation and Talent Management Committee
Brokers: Independent parties	DCF: Discounted cash flow
BSI: Banco Santander International	DDFS: DDFS LLC
BSPR: Banco Santander Puerto Rico	DE&I: Diversity, equity & inclusion
CARES Act: Coronavirus Aid CBB, Relief, and Economic Security Act	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
CBP: Citizens Bank of Philadelphia	DOJ: Department of Justice
C&I: Commercial and Industrial Banking	DPD: days past due
CCAR: Comprehensive Capital Analysis and Review	DRIVE: Drive Auto Receivables Trust, a securitization platform
CD: Certificate of deposit	DTA: Digital Transformation Award
CECL: Current expected credit losses	DTI: Debt-to-income
CEF: Closed-end fund	EAD: Exposure at default
CEO: Chief Executive Officer	Economic Growth Act: the Economic Growth, Regulatory Relief, and Consumer Protection Act
CET1: Common equity Tier 1	EIP: Economic impact payments
CEVF: Commercial Equipment Vehicle Financing	EIR: Effective interest rate
CFPB: Consumer Financial Protection Bureau	EPS: Enhanced Prudential Standards
CFO: Chief Financial Officer	ETR: Effective tax rate
CFTC: Commodity Futures Trading Commission	EU: European Union
Change in Control: Consolidation of SC in January 2014	Evaluation Date: December 31, 2020
CHRO: Chief Human Resources Officer	Exchange Act: Securities Exchange Act of 1934, as amended
Chrysler Agreement: Ten-year private label financing agreement with Fiat Chrysler Automobiles US LLC, formerly Chrysler Group LLC, signed by SC	FASB: Financial Accounting Standards Board
FBO: Foreign banking organization
Chrysler Capital Trade name used in providing services under the Chrysler Agreement	FCA: Fiat Chrysler Automobiles US LLC
CIB: Corporate and Investment Banking	FDIC: Federal Deposit Insurance Corporation
CID: Civil investigative demand	FDIA: Federal Deposit Insurance Corporation Improvement Act
CLTV: Combined loan-to-value	Federal Reserve: Board of Governors of the Federal Reserve System
FHLB: Federal Home Loan Bank

FHLMC: Federal Home Loan Mortgage Corporation	NMTC: New market tax credits
FICO®: Fair Isaac Corporation credit scoring model	NPL: Non-performing loan
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	NPR: notice of proposed rulemaking
FINRA: Financial Industrial Regulatory Authority	NSFR: net stable funding ratio
FNMA: Federal National Mortgage Association	NYDFS: the New York Department of Financial Services
FRB: Federal Reserve Bank	NYSE: New York Stock Exchange
FVO: Fair value option	OCC: Office of the Comptroller of the Currency
GAAP: Accounting principles generally accepted in the United States of America	OCI: Other comprehensive income
GDP: Gross domestic product	OEM: Original equipment manufacturer
GLBA: Gramm-Leach-Bliley Act	OIS: Overnight indexed swap
GNMA: Government National Mortgage Association	OREO: Other real estate owned
GSIB: globally systemically important bank	OTC: Over-the-counter
HFI: Held for investment	OTTI: Other-than-temporary impairment
HPI: Housing price index	Parent Company: the parent holding company of SBNA and other consolidated subsidiaries
HTM: Held to maturity	PCI: purchased credit-impaired
IDI: insured depository institution	PD: Probability of default
IFRS: International Financial Reporting Standards	Produban: Produban Servicios Informaticos Generales S.L.
IHC: U.S. intermediate holding company	REIT: Real estate investment trust
Interim Policy: Policy issued by the Federal Policy for the third quarter of 2020 and since extended that prohibits share repurchases and limiting dividends by CCAR institutions	RIC: Retail installment contract
IPO: Initial public offering	ROU: Right-of-use
IRC: Internal Revenue Code	RV: Recreational vehicle
IRS: Internal Revenue Service	RSUs: Restricted stock units
ISBAN: Ingenieria De Software Bancario S.L.	RV: Recreational vehicle
ISDA: International Swaps and Derivatives Association, Inc.	RWA: Risk-weighted asset
LCR: liquidity coverage ratio	S&P: Standard & Poor's
LGD: Loss given default	SAF: Santander Auto Finance
LHFI: Loans HFI	SAM: Santander Asset Management, LLC
LHFS: Loans held-for-sale	Santander: Banco Santander, S.A.
LIBOR: London Interbank Offered Rate	SBC: Santander BanCorp and its subsidiaries
LTD: Long-term debt	Santander Global Technology: Santander Global Technology S.L.
LTV: Loan-to-value	Santander UK: Santander UK plc
MBS: Mortgage-backed securities	SBNA: Santander Bank, National Association
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
ME: Material entity	SCB: stress capital buffer
MEP: Management Equity Plan	SC BCTMC: Board Compensation and Talent Management Committee for SC
MGB: Mexican government bond	SC Common Stock: Common shares of SC
Mississippi AG: Attorney General of the State of Mississippi	SCART: Santander Consumer Auto Receivables Trust
Moody’s: Moody's Investors Service, Inc.	SCF: Statement of cash flows
MSPA: Master Securities Purchase Agreement	SCRA: Servicemembers' Civil Relief Act
MSR: Mortgage servicing right	SCI: Santander Consumer International Puerto Rico, LLC
MVE: Market value of equity	SDART: Santander Drive Auto Receivables Trust
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
Nominations Committee: Nominations and Executive Committee	SEC: Securities and Exchange Commission
NMDs: non-maturity deposits	Securities Act: Securities Act of 1933, as amended

SFS: Santander Financial Services, Inc.	TALF: Term asset-backed securities loan facility
SHUSA: Santander Holdings USA, Inc.	TBV: tangible book value
SHUSA/US Risk Committee: Joint SHUSA and Combined U.S. Operations of Santander Risk Committee	TCJA: Tax Cut and Jobs Act of 2017
SIFMA: Securities Industry and Financial Markets Association	TDR: Troubled debt restructuring
SIS: Santander Investment Securities Inc.	TLAC: Total loss-absorbing capacity
SOFR: Secured Overnight Financing Rate	TLAC Rule: The Federal Reserve’s total loss-absorbing capacity rule
SPAIN: Santander Private Auto Issuing Note	Trusts: Securitization trusts
SPE: Special purpose entity	TSR: Total shareholder return
SREV: Santander Revolving Auto Loan Trust	U.K.: United Kingdom
SRIP: Special Regulatory Incentive Program	UPB: Unpaid principal balance
SRT: Santander Retail Auto Lease Trust	U.S. MEs: U.S. material entities of Santander
SSLLC: Santander Securities LLC	VIE: Variable interest entity
VOEs: voting interest entities
YTD: Year-to-date

PART I

ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association, SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SC is headquartered in Dallas, Texas. SHUSA is also the parent company of SSLLC, SIS and another SHUSA subsidiary, SAM, which are registered investment advisers with the SEC.SHUSA's two largest subsidiaries by asset size and revenue are the Bank and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of December 31, 2020, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

The Bank's primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. At December 31, 2020, the Bank had 580 branches and 2,214 ATMs across its footprint. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States

Since May 2013, under the Chrysler Agreement with FCA, SC has operated as FCA's preferred provider for consumer loans, leases, and dealer loans and provides services to FCA customers and dealers under the Chrysler Capital brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 20 for additional details. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. That amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and FCA. In January 2021, FCA and Peugeot completed their merger, creating the fourth largest automobile manufacturer in the world.

Segments

The Company's reportable segments are focused principally around the customers the Company serves. At December 31, 2020, the Company has identified the following reportable segments:

CBB

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

C&I

The C&I segment provides commercial lines, loans, letters of credit, receivables financing and deposit services to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.

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

SC

The SC reporting segment consists of the results of the specialized consumer finance company as described in our General section above, adjusted for purchase marks and eliminations of amounts related to intercompany agreements SC has entered into with SHUSA and the Bank. All intercompany revenue and fees between SC and SHUSA or its subsidiaries are eliminated in the consolidated results of the Company.

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

Other

The Other category includes certain immaterial subsidiaries such as BSI, SIS, SSLLC, and SFS, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

Human Capital Management

Our employees are central to our Company’s success. Our Company invests significant resources to shepherd a Company culture that is Simple, Personal and Fair and to attract, develop and retain the high-caliber workforce needed to meet our corporate goals. We invest in our 15,698 employees (as of December 31, 2020) by seeking to create a diverse and inclusive work environment, providing competitive compensation and benefits, quality training and development opportunities, and ensuring a safe and healthy workplace.

Human Resources and Communications Teams

Our HR and Communications teams are responsible for:

•Communications – leads and manages employee communications and supports employee and customer events across the organization, as well as leads and manages proactive communications for issue resolution and overall media relations management.
•Corporate Social Responsibility - manages community development activities on behalf of the Bank; including philanthropy, community partnerships, and volunteerism.
•Compensation, Payroll and Benefits – responsible for compensation and benefits strategy and consulting with the business on compensation matters and compensation governance, as well as payroll and benefits support.
•Talent Acquisition – sources, hires, and onboards the best-qualified candidates, from within or outside of the organization.
•Talent Management – develops, engages, and retains the right talent to ensure SHUSA operates as a high-performing organization and attains business objectives.
•Learning & Development – partners with business areas to design, develop, and implements learning solutions that provide employees with the knowledge, skills, and abilities to meet and exceed the organization’s goals and objectives.
•Employee Relations – supports the Company to assist with conflict resolution, internal investigations of discrimination or harassment, questions on HR policies and procedures for all employees.
•DE&I - focuses on supporting workforce diversity.

DE&I

We define DE&I as respecting and valuing differences such as, but not limited to, gender, age, ethnicity, race, sexual orientation, education, physical and cognitive abilities, veteran status and religion. We believe that a diverse, equitable and inclusive environment helps create prosperity for employees, customers and our communities.

Our culture is underpinned by our core values and includes an unwavering commitment to diversity, equity, and inclusion. Our DE&I Office supports the goals of further increasing workforce diversity, positioning the Company as an employer of choice that retains the best and brightest talent by educating team members about the benefits of fostering a diverse and inclusive workforce, Our employee resource groups foster career growth through networking, mentoring, professional development, community efforts, and philanthropy. We use multiple resources, including engaging with outside vendors and participating in various job fairs and networking events to help ensure that our job postings and recruitment efforts, including those for senior hires, reach individuals with disabilities, veterans, women, and minorities. The DE&I Office will continue to expand and support diversity and inclusion efforts within our company and our communities.

Compensation and Benefits

We provide competitive compensation, benefits, and services that help attract, retain and incentivize our employees. Our compensation and benefits package includes competitive pay, healthcare, retirement benefits, as well as paid time off and holidays, parental leave, disability benefits, military leave, and paid development and volunteer time off, along with other benefits and employee resources. We design our incentive compensation in order to reward pay for performance while appropriately mitigating risk in line with our corporate behaviors and ethical principles.

Our workforce decreased from approximately 17,000 employees in 2019 to 15,698 employees at December 31, 2020, driven primarily by the sale of SBC. None of our employees is represented by a collective bargaining agreement. At December 31, 2020, the Company's 12-month rolling voluntary attrition rate was 13.5%.

Learning and Development

The Company invests significant resources to train and develop our employees. Our programs provide employees with the resources they need to help achieve their career goals, build management skills, and lead their organization. We deliver numerous learning opportunities to aid in employee development, ensure compliance, and improve business acumen including quarterly compliance curriculums, workplace safety awareness, specialized job role training, and information security training.

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being. The Company sponsors two medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, condition management and support, health and well-being, and therapy applications. During the pandemic, the Company increased the mental health tools available to employees and also provides all employees with comprehensive paid leave programs and an employee assistance program that includes counseling sessions at no cost.

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. In March 2020, we responded quickly to allow our non-location dependent staff to work remotely, while instituting various new protocols and procedures for the safety of our employees. Some of these protocols included, but are not limited to, enhanced facility cleanings, reconfiguration of the workplace to allow for social distancing, providing our employees personal protective equipment, the implementation of a daily health screen prior to reporting to our facilities, and comprehensive training for employees on these new protocols. The Company also established new initiatives to aid employees, such as a Temporary Emergency Paid Leave Program that provided employees with up to 120 hours of additional paid time off to assist with dependent care needs related to COVID-19, and pay premiums for frontline customer support workers to help defray additional costs incurred while working during the initial stages of the pandemic. As of December 31, 2020, approximately 90% of our non-branch workforce was working remotely.

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

SC is also subject to substantial competition, particularly in the automobile finance industry. SC competes on the pricing offered on loans and leases as well as the customer service SC provides automobile dealer customers. Pricing for these loans and leases is transparent because SC, along with its industry competitors, posts pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's pricing against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet dealers' needs.

While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate. Some of the Company’s competitors may have lower cost structures, or funding costs, and be less reliant on securitizations. The Company believes it can compete effectively by continuing to expand and deepen its relationships with dealers. In addition, through its Chrysler Capital brand, the Company benefits from FCA’s subvention programs and relationships with its dealers.

The Company’s primary competitors for the Bank and SC are:
•national and regional banks;
•credit unions;
•independent financial institutions; and
•the affiliated finance companies of automotive manufacturers.

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

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. The Bank's deposits are insured up to applicable limits by the FDIC. The FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions like the Bank. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which is currently $250,000 per depositor per ownership category for each ownership deposit account category.

FDIC insurance premium expenses were $45.6 million for the year ended December 31, 2020.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, insured depository institutions must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2020, the Bank met the criteria to be classified as “well capitalized.”

If capital levels fall to significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions and repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the institution’s capital account.

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

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2020, 2019, and 2018, the Company paid cash dividends of $125.0 million, $400.0 million and $410.0 million, respectively. During the third quarter of 2018, SHUSA redeemed all of its outstanding preferred stock. Accordingly, during 2020 and 2019, the Company did not pay dividends to preferred shareholders. During 2018, the Company paid cash dividends to preferred shareholders of $11.0 million.

In June 2020, the Federal Reserve Board also announced an interim capital preservation policy (the “Interim Policy”), to be applied in the third quarter of 2020, which provided that certain large CCAR banks, including SHUSA, cannot pay common stock dividends that exceed the institution’s average trailing four quarters of net income. The Interim Policy also prohibits these banks from implementing share purchase programs, except to make share repurchases relating to issuances of common stock related to employee stock ownership plans.

As a result of the Interim Policy, SC and the Company would have been prohibited from paying a dividend or implementing share repurchase programs in the third quarter of 2020; however, in July 2020, SC announced that the Federal Reserve Board had approved certain exceptions to the Interim Policy and that SC was permitted to pay a dividend and continue its share repurchase program during the third quarter of 2020. In August 2020,SC announced that it had substantially exhausted the amount of shares it was permitted to repurchase under the exception to the Interim Policy and that SC expected to repurchase an immaterial number of shares remaining under the exception approval.

Subsequently, the Federal Reserve Board extended the Interim Policy through the first quarter of 2021. As a result of the extension of the Interim Policy, SC and the Company were prohibited from paying a dividend in fourth quarter of 2020 and, unless the Company obtains an exception from the Federal Reserve Board, will be prohibited from paying a dividend in the first quarter of 2021. Further, consistent with the Interim Policy, SC may continue to repurchase a number of shares of SC’s common stock equal to the amount of share issuances related to SC’s employee compensation through the first quarter of 2021.

It is uncertain whether the Federal Reserve will extend the Interim Policy in its present form beyond the first quarter of 2021. If it does so, the foregoing restrictions on dividends and share repurchases would continue.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank generally has been required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields. On March 15, 2020 the Federal Reserve reduced reserve requirements to 0%. This change took effect on March 26, 2020.

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $77.0 million as of December 31, 2020, compared to $316.4 million at December 31, 2019. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $15.3 billion at December 31, 2020, and had outstanding advances of $1.2 billion. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $17.7 million and $16.6 million in dividends on its stock in the FHLB of Pittsburgh in 2020 and 2019, respectively.

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

Written Agreements and Regulatory Actions

See the “Regulatory Matters” section of the MD&A and Note 21 of the Consolidated Financial Statements in this Form 10-K for a description of current regulatory actions.

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

ITEM 1A - RISK FACTORS

Summary Risk Factors

The Company is subject to a number of risks that if realized could affect its business, financial condition, results of operations, cash flows and access to liquidity materially. As a financial services organization, certain elements of risk are inherent in our businesses. Accordingly, the Company encounters risk as part of the normal course of its businesses. Some of the Company’s more significant challenges and risks include the following:

•The COVID-19 pandemic continues to affect our business. Closures and disruptions to businesses in the U.S. due to the COVID-19 pandemic have led to negative effects on our customers, in some situations, reducing demand for certain of our products and services and necessitating greater customer support initiatives. Actions by government authorities to control the spread of COVID-19 and provide economic relief to the public, such as allowing customers to forego making scheduled loan payments or precluding creditors from exercising rights with respect to collateral, may contribute to negative effects to our business, financial condition and results of operations.

•We are vulnerable to disruptions and volatility in the global financial markets. Disruptions and volatility in financial markets can have a material adverse effect on our ability to access capital and liquidity on acceptable financial terms. Negative and fluctuating economic conditions, such as a changing interest rate environment, may cause our lending margins to decrease and reduce customer demand for our higher margin products and services.

•Uncertainty regarding LIBOR may affect our business adversely. We have established an enterprise-wide initiative to identify, asses and monitor risks associated with the anticipated discontinuation of LIBOR. However, there can be no assurance that we and other market participants will be adequately prepared for the potential disruption to financial markets and potential adverse effects to interest rates on our loans, deposits, derivatives and other financial instruments currently tied to LIBOR.

•We are subject to substantial regulation. As a financial institution, we are subject to extensive regulation by government agencies, including limitations on permissible activities, required financial stress tests, required non-objection to certain actions, investigations and other regulatory proceedings. If we are unable to meet the expectations of our regulators fully, we may need to divert significant resources to remedial actions, be unable to take planned capital actions, and/or be subject to fines or other enforcement actions, among other things. These circumstances could affect our revenues and expenses and other aspects of our business and operations adversely.

•We may not be able to detect money laundering or other illegal or improper activities fully or on a timely basis. We work regularly to improve our policies, procedures and capabilities to detect and prevent financial crimes. However, such crimes are evolving continually, and there will be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. These instances may result in regulatory fines, sanctions and/or legal enforcement, which could have a material adverse effect on our operating results, financial condition and prospects.

•Credit risk is inherent in our business. Our customers’ and counterparties’ financial condition, repayment abilities, repayment intentions, the value of their collateral, and government economic policies, market interest rates and other factors affect the quality of our loan portfolio. Many of these factors are beyond our control, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses.

•Liquidity and funding risks are inherent in our business. Changes in market interest rates and our credit spreads occur continuously, may be unpredictable and highly volatile and can significantly increase our cost of funding. We rely primarily on deposits to fund lending activities. However, our ability to maintain or grow deposits depends on factors outside our control, such as general economic conditions and confidence of depositors in the economy and the financial services industry. If deposit withdrawals increase significantly in a short period of time, it could have a material adverse effect on our operating results, financial condition and prospects.

•We are subject to fluctuations in interest rates. Interest rates are highly sensitive to factors beyond our control, such as increased regulation of the financial sector, monetary policies, economic and political conditions, and other factors. Variations in interest rates could impact net interest income, which comprises the majority of our revenue, reducing our growth and potentially resulting in losses.

•We are subject to significant competition. We compete with banks that are larger than us and non-traditional providers of banking services who may not be subject to the same regulatory or legislative requirements to which we are subject. If we are unable to compete successfully with current and new competitors and anticipate changing banking industry trends, our business may be affected adversely.

•Risks relating to data collection, processing, storage systems and data security. Proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Inadequate personnel, inadequate or failed internal control processes or systems, or external events that interrupt normal business operations could each impair our data collection, processing, storage systems and data security and result in losses.

•We and others in our industry face cybersecurity risks. We take protective measures and monitor and develop our systems continuously to protect our technology infrastructure and data from cyberattacks. However, cybersecurity risks continue to increase for our industry, and the proliferation of new technologies and the increased sophistication and activities of parties behind such attacks present risks for compromised data, theft of funds or theft or destruction of corporate information and assets.

•SC’s financial results could impact our results. SC’s earnings have historically been a significant source of funding for the Company. Factors that could negatively affect SC’s financial results could consequently affect SHUSA’s financial results.

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

Risks Related to COVID-19

The current outbreak COVID-19, has materially impacted our business, and the continuance of this pandemic or any future outbreak of any other highly contagious diseases or other public health emergency, could materially and adversely impact our business, financial condition, liquidity and results of operations.

COVID-19 was first reported in China in December 2019 and has now spread throughout the world, including the United States. The outbreak has been declared a public health emergency of international concern and a pandemic by the World Health Organization. As of the date hereof, a significant number of countries and the majority of state governments in the United States have also made emergency declarations related to the outbreak, and have attempted to slow community spread of the virus by providing social distancing guidelines and issuing stay-at-home orders, and mandating the closure of certain non-essential businesses from time to time.

The actions taken by authorities have not always been implemented on a consistent basis, contributing to the continued spread of COVID-19. Further, these actions are not always coordinated across jurisdictions and, at times, led to economic hardship in the jurisdictions in which they have been implemented. For example, in many jurisdictions, businesses have been required to temporarily close or restrict their operations. Further, even for businesses that have remained open, in-person interactions have been limited and consumer demand has deteriorated rapidly. As a result, earlier in 2020 we experienced a significant decline in our origination of loans and leases.

Closures and disruptions to businesses, leading to loss of revenue and unemployment, have led to negative effects on our customers. Similar to many other financial institutions, we have taken, and will continue to take, measures to mitigate our customers’ COVID-related economic challenges. Earlier in 2020, we announced that we were providing additional support to customers, employees, and communities during the COVID-19 pandemic and revised our servicing practices to increase the maximum number of permitted monthly payment extensions, grant waivers for late charges, permit mortgage loan forbearance, and provide lease extensions. Unlike the regional impact of natural disasters, such as hurricanes, the COVID-19 outbreak has impacted customers nationwide and is expected to have a materially more significant impact on the performance of our loan and auto lease portfolios over time than even the most severe historical natural disaster. As an example, we have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide, and a significant number of such extensions and modifications have been granted. Further, we have temporarily suspended - and may continue to temporarily suspend - involuntary repossessions, although we may elect to re-initiate involuntary repossessions at any time. We also placed foreclosures on hold beginning in March 2020, and anticipate refraining from this activity until further notice.

Further, in an effort to provide COVID-19 assistance, government and regulatory authorities could also enact laws, regulations, executive orders and other guidance that allow customers to forego making scheduled payments for some period of time, require modifications to receivables (e.g., waiving accrued interest), preclude creditors from exercising certain rights or taking certain actions with respect to collateral, including repossession or liquidation of the collateral, or mandate limited operations or temporary closures of the Company or our vendors as “non-essential businesses” or otherwise. While we have business continuity plans in place, if significant portions of our or our vendors’ workforces are unable to work effectively as a result of the COVID-19 pandemic, including because of illness, stay-at-home orders, facility closures, reductions in services or hours of operation, or ineffective remote work arrangements, there may be servicing disruptions, which could result in reduced collection effectiveness or our ability to operate our business and satisfy our obligations under our third-party servicing agreements.

We rely upon our ability to access various credit facilities to fund our operations. As international trade and business activity slowed and supply chains were disrupted related to the COVID-19 pandemic, global credit and financial markets experienced significant disruption and volatility. Earlier this year, financial markets experienced significant declines and volatility, and such market conditions may occur again and/or precede recessionary conditions in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in this Risk Factors section . These include reduced demand for our products and services and reduced access to capital markets funding.

Governmental and regulatory authorities implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020 and the Federal Reserve’s announcement of capital preservation measures applicable to banking organizations in June and September 2020, such as suspending share repurchases, capping dividend payments, requiring banking organizations to re-evaluate their longer-term capital plans and requiring resubmission of capital plans to reflect more recent macroeconomic developments. In addition, the Coronavirus Aid, Relief, and Economic Security Act provided financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute troubled debt restructurings and further required the U.S. federal banking agencies to defer to financial institutions’ determinations in making such suspensions. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19. Sustained adverse economic effects from the pandemic may also result in downgrades in our credit ratings or adversely affect the interest rate environment.

Due to the evolving and highly uncertain nature of the pandemic, we are currently unable to estimate the adverse impact of COVID-19. If the pandemic is prolonged, or other diseases emerge that give rise to similar effects, the adverse impact to the global economy could deepen. The pandemic may also cause us to experience lower originations and higher credit losses in our lending portfolio, reduced access to funding or significantly increased costs of funding, impairment of our goodwill and other financial assets. Any or all of the scenarios described in the preceding paragraphs could materially and adversely affect our business, financial condition and results of operations and increase the likelihood of experiencing other risks described in our Risk Factors.

Macro-Economic and Political Risks

Given that our loan portfolios are concentrated in the United States, adverse changes affecting the economy of the United States could adversely affect our financial condition.

Our loan portfolios are concentrated in the United States. Accordingly, the recoverability of our loan portfolios and our ability to increase the amount of loans outstanding and our results of operations and financial condition in general are dependent to a significant extent on the level of economic activity in the United States. Recessionary conditions in the United States economy would likely have a significant adverse impact on our business, financial condition, and results of operations.

We are vulnerable to disruptions and volatility in the global financial markets.

We face, among others, the following risks in the event of an economic downturn or another recession:

•Increased regulation of our industry. Compliance with such regulation has increased our costs and may affect the pricing of our products and services and limit our ability to pursue business opportunities.
•Reduced demand for our products and services.
•Inability of our borrowers to timely or fully comply with their existing obligations.
•The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans.
•The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the sufficiency of our ALLL.
•The value and liquidity of the portfolio of investment securities that we hold may be adversely affected.
•Any worsening of economic conditions may delay the recovery of the financial industry and impact our financial condition and results of operations.
•Macroeconomic shocks may impact the household income of our retail customers negatively and adversely affect the recoverability of our retail loans, resulting in increased loan and lease losses.

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

In addition, these concerns continue even as the global economy recovers, and some previously stressed European economies have experienced at least partial recoveries from their low points during the recession. If measures to address sovereign debt and financial sector problems in Europe are inadequate, or if European nations default on their debt or experience a significant widening of credit spreads, it may delay or weaken economic recovery, adversely affect major financial institutions and bank systems throughout Europe, result in the further exit of member states from the Eurozone or contribute to other more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe stress and adverse consequences for global financial markets, likely affecting the economy and capital markets in the United States as well.

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

If some or all of the foregoing risks were to materialize, they could have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty regarding LIBOR may adversely affect our business

The UK Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. In December 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of LIBOR settings. The administrator indicated that it intends to cease publication of the one week and two month USD LIBOR setting immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings will cease immediately following the LIBOR publication on June 30, 2023.

Several international working groups are focused on transition plans and alternative contract language seeking to address potential market disruption that could arise from the replacement of LIBOR with a new reference rate. For example, in the U.S., the Alternative Reference Rates Committee, a group convened by the Federal Reserve and the Federal Reserve Bank of New York and comprised of private sector entities, banking regulators and other financial regulators, including the SEC, has identified SOFR as its preferred alternative for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on observable U.S. Treasury-backed repurchase transactions. In addition, ISDA launched the IBOR Fallbacks Supplement and IBOR Fallbacks Protocol, which amend ISDA’s standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain IBORs, with the changes coming into effect on January 25, 2021. From that date, all new cleared and non-cleared derivatives that reference the definitions include the fallbacks. As a result of signing on to the IBOR Fallbacks Protocol, we will be able to incorporate those revisions into our legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol.

Even with the market progression away from LIBOR, there is no assurance that a replacement rate will be accepted or widely used by market participants, or that the characteristics of a new rate will be similar to, or produce the economic equivalent of LIBOR. If LIBOR were to be discontinued and an alternative rate has not been successfully introduced to replace that benchmark, it could result in widespread dislocation in the financial markets, engender volatility in the pricing of securities, derivatives and other instruments, and suppress capital markets activities, all of which could have adverse effects on the Company’s business, financial condition and results of operations.

The Company, in collaboration with its subsidiaries and affiliates, is engaged in an enterprise-wide initiative to identify, assess, monitor and remediate risks associated with the potential discontinuation or unavailability of LIBOR and the transition to use of alternative reference rates such as SOFR. As part of these efforts, the Company has established a LIBOR Transition Steering Committee that includes the Company’s Chief Accounting Officer and Treasurer and representatives of the Company’s significant subsidiaries and business lines. Among other matters, the Company is identifying assets and liabilities tied to LIBOR, the exposure of its subsidiaries to LIBOR, the degree to which fallback language currently exists in the Company’s contracts that references LIBOR, and monitoring relevant industry developments and publications by market associations and clearing houses.

While we continue the process of identifying existing contracts that extend beyond December 31, 2021 and June 30, 2023 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted. As of December 31, 2020, we had approximately $25 billion of assets and approximately $10 billion of liabilities with LIBOR exposure. We also had approximately $71 billion in notional amounts of off-balance sheet contracts with LIBOR exposure.

Even if financial instruments are transitioned to alternative reference rates successfully, the new reference rates are likely to differ from the previous reference rates, and the value and return on those instruments could be impacted adversely. We could also be subject to increased costs and pricing risk due to paying higher interest rates on our existing financial instruments and how changes to benchmark indices could impact pricing mechanisms on some instruments. We could incur legal risks in the event of such changes, as re-negotiation and changes to documentation for new and existing transactions may be required, especially if parties to an instrument cannot agree on how to effect the transition. We could incur conduct risks arising from the potential impact of communication with customers and engagement during the transition period. We could also incur further operational risks due to the potential need to adapt information technology systems, trade reporting infrastructure, and operational processes and controls, including models and hedging strategies.

In addition, it is possible that LIBOR quotes will become unavailable prior to LIBOR's expected discontinuation. This could result, for example, if a sufficient number of banks decline to make submissions to the LIBOR administrator. In that scenario, risks associated with the transition away from LIBOR would be accelerated for us and the rest of the financial industry.

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

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, the Company and the Bank are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our business, financial condition and results of operations.

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

The DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC, the CFTC or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC.

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

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we and Santander must provide to the Federal Reserve and the FDIC a Section 165(d) Resolution Plan. The purpose of this DFA provision is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated as of December 31, 2018, provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. MEs. MEs are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2018 Resolution Plan include, among other entities, the Company, the Bank and SC.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Effective January 2017, the Federal Reserve finalized a rule adjusting its capital plan and stress testing rules, exempting from the qualitative portion of the CCAR certain BHCs and U.S. IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as global systemically important banks. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements and are subject to regular supervisory assessments that examine their capital planning processes. In 2018, 2019, and 2020 the Federal Reserve did not object to SHUSA’s capital plan; however, in 2015 and 2016, the Federal Reserve, as part of its CCAR process, objected on qualitative grounds to the capital plans the Company submitted. There is risk that the Federal Reserve could object to the Company’s future capital plans, which would limit the Company's ability to make capital distributions or take certain capital actions.

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

As noted above, our business and operations are subject to significant rules and regulations relating to the banking and financial services business. These apply to business operations, affect financial returns, include reserve and reporting requirements, and the conduct of our business. These requirements are established by the relevant central banks and regulatory authorities that authorize, regulate and supervise us in the jurisdictions in which we operate. The relationship between the Company and its customers is also regulated extensively under federal and state consumer protection laws. Among other things, these laws prohibit unfair, deceptive and abusive trading practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, and restrict our ability to raise interest rates.

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

We are subject to civil and tax claims and party to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of investigation or discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and, in light of the uncertainties involved in such claims and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our business, financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

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

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and have a material adverse effect on us.

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

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree we rely on our counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our and our counterparties’ services as conduits for money laundering (including illegal cash operations) or other illegal activities without our and our counterparties’ knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering or other illegal activities, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our business, financial condition and results of operations.

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

The legislatures and tax authorities in the jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that such reforms would not have an adverse effect upon our business. Aspects of recent U.S. federal income tax reform such as the Tax Cuts and Jobs Act of 2017 limit or eliminate certain income tax deductions, including the home mortgage interest deduction, the deduction of interest on home equity loans and a limitation on the deductibility of property taxes. These limitations and eliminations could affect demand for some of our retail banking products and the valuation of assets securing certain of our loans adversely, increasing our credit loss expense and reducing profitability.

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

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. Many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in our credit card portfolio or the introduction of new products, or if future actual losses exceed our estimates of expected losses, we may be required to increase our loan and lease loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

In addition, the FASB’s ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments was adopted by the Company on January 1, 2020 and increased our ACL by approximately $2.5 billion. This standard replaces existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost. As a result of the adoption of this standard, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ remaining expected lives. It is possible that our ongoing reported earnings and lending activity will be impacted negatively as a result of the application of this ASU. See “Changes in accounting standards could impact reported earnings” below.

Our loan and investment portfolios are subject to risk of prepayment, which could have a material adverse effect on us.

Our fixed-rate loan and investment portfolios are subject to prepayment risk, which results from the ability of a borrower or issuer to pay a debt obligation prior to maturity. Generally, in a low interest rate environment, prepayment activity increases, and this reduces the weighted average life of our earning assets and could have a material adverse effect on us. We would also be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant adverse impact on credit card and collateralized mortgage loans, since prepayments could shorten the weighted average life of these assets, which may result in a mismatch in our funding obligations and reinvestment at lower yields. Prepayment risk is inherent in our commercial activity, and an increase in prepayments could have a material adverse effect on us.

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

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2020, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 13 of the Notes to the Consolidated Financial Statements.

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

There can be no assurance that the rating agencies will maintain their current ratings or outlooks. In general, the future evolution of our ratings will be linked, to a large extent, to the macroeconomic outlook and to the impact of the COVID-19 pandemic on our asset quality, profitability and capital. Failure to maintain favorable ratings and outlooks could increase the cost of funding and adversely affect interest margins, which could have a material adverse effect on us.

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

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates or equity prices. Changes in interest rates affect the following areas, of our business, among others:

•net interest income;
•the volume of loans originated;
•the market value of our securities holdings;
•the value of our loans and deposits;
•gains from sales of loans and securities; and
•gains and losses from derivatives.

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

Market conditions have resulted, and could result, in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our business, financial condition and results of operations.

In recent years, financial markets have been subject to volatility and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets, and also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our business, financial condition and results of operations.

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

We have been refining our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect all possible risks before they occur or, due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of NPLs and a higher risk exposure for us, which could have a material adverse effect on our business, financial condition and results of operations.

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

Non-traditional providers of banking services, such as financial technology companies, internet based e-commerce providers, mobile telephone companies and internet search engines, may offer and/or increase their offerings of financial products and services directly to customers. These non-traditional providers of banking services currently have an advantage over traditional providers because they are not subject to the same regulatory or legislative requirements to which we are subject. Several of these competitors may have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may adopt more aggressive pricing and rates and devote more resources to technology, infrastructure and marketing.

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

Increasing competition could also require that we increase the rates we offer on deposits or lower the rates we charge on loans, which could also have a material adverse effect on our business, financial condition and results of operations. It may also negatively affect our business results and prospects by, among other things, limiting our ability to increase our customer base and expand our operations and increasing competition for investment opportunities.

If our customer service levels were perceived by the market to be materially below those of our competitors, we could lose existing and potential business. If we are not successful in retaining and strengthening customer relationships, we may lose market share, incur losses on some or all of our activities or fail to attract new deposits or retain existing deposits, which could have a material adverse effect on our business, financial condition and results of operations.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2018 or 2019, but did record a goodwill impairment of $1.8 billion in 2020. Based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill up to $2.6 billion attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis and increased regulatory supervision and enforcement have caused public perception of us and others in the financial services industry to decline. Activists increasingly target financial services firms with criticism for relationships with clients engaged in businesses whose products are perceived to be harmful to the health of customers, or whose activities are perceived to affect public safety affect the environment, climate or workers’ rights negatively. Such criticism could increase dissatisfaction among customers, investors and employees of the Company and damage the Company’s reputation. Alternatively, yielding to such activism could damage the Company’s reputation with groups whose views are not aligned with those of the activists. In either case, certain clients and customers may cease to do business with the Company, and the Company’s ability to attract new clients and customers may be diminished.

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

While negative public opinion once was primarily a response to adverse coverage in traditional news media, increased use of social media platforms has resulted in rapid dissemination of information and misinformation, which can magnify potential harm to the Company’s reputation. We may be the subject of misinformation and misrepresentations propagated deliberately to harm our reputation or for other deceitful purposes, including by others seeking to gain an illegal market advantage by spreading false information about us. There can be no assurance that we will be able to neutralize or contain false information that may be propagated regarding the Company, which could have an adverse effect on our operating results, financial condition and prospects effectively.

Fraudulent activity associated with our products or networks could cause us to suffer reputational damage, the use of our products to decrease and our fraud losses to be materially adversely affected. We are subject to the risk of fraudulent activity associated with merchants, customers and other third parties handling customer information. The risk of fraud continues to increase for the financial services industry in general. Credit and debit card fraud, identity theft and related crimes are prevalent, and perpetrators are growing more sophisticated. Our resources, customer authentication methods and fraud prevention tools may not be sufficient to accurately predict or prevent fraud. Additionally, our fraud risk continues to increase as third parties that handle confidential consumer information suffer security breaches and we expand our direct banking business and introduce new products and features. Our financial condition, the level of our fraud charge-offs and other results of operations could be materially adversely affected if fraudulent activity were to increase significantly. High-profile fraudulent activity could negatively impact our brand and reputation. In addition, significant increases in fraudulent activity could lead to regulatory intervention and reputational and financial damage to our brands, which could negatively impact the use of our products and services and have a material adverse effect on our business, financial condition and results of operations.

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

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we manage and hold confidential personal information of customers in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, which may be a target for attempted cyberattacks. This is especially applicable in the current response to the COVID-19 pandemic and the shift we have experienced in having a significant part of our employees working from their homes for the time being, as our employees access our secure networks through their home networks. If we cannot maintain effective and secure electronic data and information, management and processing systems or if we fail to maintain complete physical and electronic records, this could result in disruptions to our operations, claims from customers, regulators, employees and other parties, violations of applicable privacy and other laws, regulatory sanctions and serious reputational and financial harm to us.

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

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks, and have proposed enhanced risk management standards that would apply to us. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, requires, among other things, notification to affected individuals when there has been a security breach of their personal data, and imposes increased privacy and security obligations of entities handling certain personal information of individuals. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Changes such as these could subject us to heightened operational costs. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

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

Factors that affect the financial results of SC in addition to those which have been previously addressed include, but are not limited to:
•Periods of economic slowdown may result in decreased demand for automobiles as well as declining values of automobiles and other consumer products used as collateral to secure outstanding loans. Higher gasoline prices, the general availability of consumer credit, and other factors which impact consumer confidence could increase loss frequency and decrease consumer demand for automobiles. In addition, during an economic slowdown, servicing costs may increase without a corresponding increase in finance charge income. Changes in the economy may impact the collateral value of repossessed automobiles and repossession, and foreclosure sales may not yield sufficient proceeds to repay the receivables in full and result in losses.
•SC’s growth strategy is subject to significant risks, some of which are outside its control, including general economic conditions, the ability to obtain adequate financing for growth, laws and regulatory environments in the states in which the business seeks to operate, competition in new markets, the ability to attract new customers, the ability to recruit qualified personnel, and the ability to obtain and maintain all required approvals, permits, and licenses on a timely basis.
•Our relationship with FCA is a significant source of our loan and lease originations. Loss of our relationship with FCA, including as a result of termination of our agreement with FCA, could materially and adversely affect our business, financial condition and results of operations.
•SC’s business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to SC’s ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.

•SC's business could be negatively impacted if it is unsuccessful in developing and maintaining its serviced for others portfolio. As this is a significant and growing portion of SC's business strategy, if an institution for which SC currently services assets chooses to terminate SC's rights as a servicer or if SC fails to add additional institutions or portfolios to its servicing platform, SC may not achieve the desired revenue or income from this platform.
•SC has repurchase obligations in its capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, this could have a material adverse effect on SC’s financial condition, results of operations, and liquidity.
•The obligations associated with being a public company require significant resources and management attention, which increases the costs of SC's operations and may divert focus from business operations. As a result of its IPO, SC is now required to remain in compliance with the reporting requirements of the SEC and the NYSE, maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SC management’s attention and resources from implementing its growth strategy.
•The market price of SC Common Stock may be volatile, which could cause the value of an investment in SC Common Stock to decline. Conditions affecting the market price of SC Common Stock may be beyond SC’s control and include general market conditions, economic factors, actual or anticipated fluctuations in quarterly operating results, changes in or failure to meet publicly disclosed expectations related to future financial performance, analysts’ estimates of SC’s financial performance or lack of research or reports by industry analysts, changes in market valuations of similar companies, future sales of SC Common Stock, or additions or departures of its key personnel.
•SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. When SC decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. SC may also experience greater costs and synergies than expected, and the impact of the divestiture on revenue may be larger than projected. Additionally, SC may ultimately dispose of assets or a business at a price or on terms that are less favorable than those it had originally anticipated. After reaching a definitive agreement with a buyer, SC typically must satisfy pre-closing conditions and the completion of the transaction may be subject to regulatory and governmental approvals. Failure of these conditions and approvals to be satisfied or obtained may prevent SC from completing the transaction. Divestitures involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, and a decrease in revenues and earnings associated with the divested business. Divestitures may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could materially and adversely affect our business, financial condition and results of operations. SC continues to classify loans from its Bluestem portfolio as held-for-sale with a carrying value of approximately $0.9 billion as of December 31, 2020. SC remains a party to agreements with Bluestem that obligate it to, among other things, purchase new advances originated by Bluestem, along with existing balances on accounts with new advances through April 2022. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial reporting condition of either party. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase. Until SC finds a third party to assume this obligation, there is a risk that material changes to its relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect SC’s business, financial condition and results of operations.
•SC's business could be negatively impacted if access to funding is reduced. Adverse changes in SC's ABS program or in the ABS market generally could materially adversely affect its ability to securitize loans on a timely basis or upon terms acceptable to SC. This could increase its cost of funding, reduce its margins, or cause it to hold assets until investor demand improves.
•As with SHUSA, adverse outcomes to current and future litigation against SC may negatively impact its business, financial condition, and results of operations, and liquidity. SC is party to various litigation claims and legal proceedings. In particular, as a consumer finance company, it is subject to various consumer claims and litigation seeking damages and statutory penalties. Some litigation against it could take the form of class action complaints by consumers. As the assignee of loans originated by automotive dealers, it also may be named as a co-defendant in lawsuits filed by consumers principally against automotive dealers.

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

In February 2013, SC entered into the Chrysler Agreement with FCA through which SC launched the Chrysler Capital brand in May 2013. Through the Chrysler Capital brand, SC originates private-label loans and leases to facilitate the purchase of FCA vehicles by consumers and FCA-franchised automotive dealers. The financing services SC provides under the Chrysler Agreement include providing (1) credit lines to finance FCA-franchised dealers’ acquisitions of vehicles and other products FCA sells or distributes, (2) automotive loans and leases to finance consumer acquisitions of new and used vehicles at FCA-franchised dealerships, (3) financing for commercial and fleet customers, and (4) ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. On June 28, 2019, the Company entered into an amendment of the Chrysler Agreement which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

In May 2013, in accordance with the terms of the Chrysler Agreement, SC paid FCA a $150 million upfront, nonrefundable payment, to be amortized over ten years. In addition, in June 2019, in connection with the execution of the amendment to the Chrysler Agreement, SC paid a $60 million upfront fee to FCA. The unamortized portion would be recognized as expense immediately if the Chrysler Agreement were terminated in accordance with its terms.

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

The Chrysler Agreement is subject to early termination in certain circumstances, including SC's failure to meet certain key performance metrics, provided FCA treats SC in a manner consistent with other comparable OEMs. FCA may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or SC's other stockholders owns 20% or more of SC Common Stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls, or becomes controlled by, an OEM that competes with FCA or (iii) certain of SC’s credit facilities become impaired. In addition, under the Chrysler Agreement, FCA has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the Chrysler Agreement. There is no maximum limit on the size of FCA’s potential equity participation. Although the Chrysler Agreement contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that SC ultimately receives less than what it believes to be the fair market value for such interest, and the loss of its associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that SC would be able to re-deploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing SC’s profitability.

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

General Risk Factors

Macro-Economic and Political Risks

Developments stemming from the U.K. withdrawal from the EU could have a material adverse effect on us.

The U.K.’s withdrawal from the EU may have negative effects on global economic conditions and global financial markets. The EU and the U.K. recently signed the EU-UK Trade and Cooperation Agreement, which provides a basic framework for free trade in goods and cooperation in certain policy areas; however, there are many aspects pertaining to trade and cooperation between the EU and the U.K. that remain subject to negotiation and there is still uncertainty about the long-term relationship between the EU and the U.K. and whether the U.K. will replicate or replace certain EU laws. The U.K.’s withdrawal from the EU has contributed to political and economic uncertainty in the U.K. and may contribute to such environments in EU member states. Such political and economic uncertainty could have a material adverse effect on economic conditions and the stability of financial markets in the U.K., and could significantly reduce market liquidity and restrict the ability of key market participants to operate in certain financial markets. While the Company does not maintain a presence in the U.K., political and economic uncertainty in countries with significant economies and relationships to the global financial industry have in the past led to declines in market liquidity and activity levels, volatile market conditions, a contraction of available credit, lower or negative interest rates, weaker economic growth and reduced business confidence on an international level, each of which could adversely affect our business, financial condition and results of operations.

Business and Industry Risks

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

The introduction of new products and services can entail significant time and resources, including regulatory approvals. Substantial risks and uncertainties are associated with the introduction of new products and services, including technical and control requirements that may need to be developed and implemented, rapid technological change in the industry, our ability to access technical and other information from our clients and the significant and ongoing investments required to bring new products and services to market in a timely manner at competitive prices. Our failure to manage these risks and uncertainties also exposes us to the enhanced risk of operational lapses, which may result in the recognition of financial statement liabilities. Regulatory and internal control requirements, capital requirements, competitive alternatives, vendor relationships and shifting market preferences may also determine whether initiatives can be brought to market in a manner that is timely and attractive to our clients. Failure to manage these risks in the development and implementation of new products or services successfully could have a material adverse effect on our business and reputation, as well as on our consolidated results of operations and financial condition. In addition, the cost of developing products that are not launched is likely to affect our business, financial condition and results of operations. Any or all of these factors, individually or collectively, could have a material adverse effect on our business, financial condition and results of operations.

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

For example, as noted in Note 1 to the Consolidated Financial Statements in this Form 10-K, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of this standard resulted in the increase in the ACL of approximately $2.5 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company’s other financial instruments. Additionally, we elected to utilize regulatory relief which permitted us to phase in 25 percent of the capital impact of CECL in our calculation of regulatory capital amounts and ratios in 2020, and will permit us to phase in an additional 25 percent each subsequent year until fully phased-in by the first quarter of 2023.

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

If we are not able to file our periodic reports within the time periods prescribed by the SEC, among other consequences, we would be unable to use Form S-3 registration statements until we have timely filed our SEC periodic reports for a period of 12 consecutive months. Our inability to use Form S-3 registration statements would increase the time and resources we need to spend if we choose to access the public capital markets.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2020, the Company utilized 667 buildings that occupy a total of 6.9 million square feet, including 149 owned properties with 1.2 million square feet, and 518 leased properties with 5.8 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location.

Eight major buildings serve as the headquarters or house significant operational and administrative functions, and are : Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-Santander Way; 95 Amaral Street, Riverside, Rhode Island-Leased; SHUSA/SBNA Administrative Offices-75 State Street, Boston, Massachusetts-Leased; Call Center and Operations and Loan Processing Center-450 Penn Street, Reading; Pennsylvania-Leased; Loan Processing Center-601 Penn Street; Reading, Pennsylvania-Owned; Operations and Administrative Offices-1130 Berkshire Boulevard, Wyomissing, Pennsylvania-Owned; Operations and Administrative Offices-1401 Brickell Avenue, Miami, Florida-Owned; and SC Administrative Offices-1601 Elm Street, Dallas, Texas-Leased.

The majority of these eight Company properties identified above are utilized for general corporate purposes. The remaining 659 properties consist primarily of bank branches and lending offices. Of the total number of buildings, the Bank has 580 retail branches.

For additional information regarding the Company's properties refer to Note 5 - "Premises and Equipment" and Note 7 - "Other Assets" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Refer to Note 16 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 19 to the Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

At February 28, 2021, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2020, 2019, or 2018.

During the years ended December 31, 2020, 2019, and 2018 the Company declared and paid cash dividends of $125.0 million, $400.0 million, and $410.0 million respectively, to its shareholder.

ITEM 6 - SELECTED FINANCIAL DATA

Not applicable.

ITEM 7 - MD&A

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are the Bank and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of December 31, 2020, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

The Bank's primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. The Bank's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. . SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States Further information about SC’s business is provided below in the “Chrysler Capital” section.

SC is managed through a single reporting segment which included vehicle financial products and services, including RICs, vehicle leases, and dealer loans, as well as financial products and services related to recreational and marine vehicles and other consumer finance products.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it holds other consumer finance products. .

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

Chrysler Capital continues to be a focal point of SC's strategy. On June 28, 2019, SC entered into an amendment to the Chrysler Agreement with FCA which modified the Chrysler Agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions under the agreement. The amendment also established an operating framework that is mutually beneficial for both parties for the remainder of the contract. The Company's average penetration rate under the Chrysler Agreement for the year ended December 31, 2020 was 34%, flat from 34% for the year ended December 31, 2019.

SC has dedicated financing facilities in place for its Chrysler Capital business and has worked strategically and collaboratively with FCA to continue to strengthen its relationship and create value within the Chrysler Capital program. During the year ended December 31, 2020, SC originated $14.2 billion in Chrysler Capital loans, which represented 60% of the UPB of its total RIC originations, as well as $6.8 billion in Chrysler Capital leases. Additionally, substantially all of the leases originated by SC during year ended December 31, 2020 were under the Chrysler Agreement.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the fourth quarter of 2020, unemployment decreased and year-to-date market results were mixed, reflecting the effects of COVID-19.

The unemployment rate at December 31, 2020 was 6.7%, compared to 7.9% at September 30, 2020 and 3.5% one year ago. According to the U.S. Bureau of Labor Statistics, employment rose sharply in the leisure and hospitality sector. In addition, notable increases were seen in retail trade, social assistance and health services, and professional and business services.

Market year-to-date returns for the following indices based on closing prices at December 31, 2020 were:

December 31, 2020
Dow Jones Industrial Average	7.5%
S&P 500	16.6%
NASDAQ Composite	44.1%

In light of the effects COVID-19 will have on economic activity, at its December 2020 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range to 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at December 31, 2020 was 0.92%, down from 1.90% at December 31, 2019. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for the Bank, SHUSA, and Santander senior debt / long-term issuer rating:

	SANTANDER (1)	SHUSA	SBNA (2)	Overall Outlook
Fitch	A	BBB+	BBB+	Negative
Moody's	A2	Baa3	Baa1	Stable
S&P	A	BBB+	A-	Negative
(1) Senior preferred rating
(2) Moody's rating represents SBNA long-term issuer rating

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

Closures and disruptions to businesses in the United States have led to negative effects on our customers. Similar to many other financial institutions, we have taken and will continue to take measures to mitigate our customers’ COVID-19-related economic challenges. The Company is actively working with its borrowers who have been impacted by COVID-19. This unique and evolving situation has created temporary personal and financial challenges for our retail and commercial borrowers. The Company is working prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19 and has developed loan modification and deferral programs to mitigate the financial effects of COVID-19 on our loan customers. We have experienced a sharp increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted. The Bank also permitted fee reversals for those customers impacted by COVID-19, even if the amount exceed the allowable courtesy fee reversal. The Bank also joined other U.S. banks in providing overdrawn customers full access to their EIP by providing a temporary credit in the amount of their overdrawn balance as of the end of the day prior to receipt of the EIP, up to a limit of 5,000. To date, the Bank has provided over $3 million in temporary credits, helping nearly 10,000 customers. Beginning July 15, 2020, the Bank began removing these temporary credits from customers’ accounts.

These customer support programs, by their nature, are expected to negatively impact our financial performance and other results of operations in the near term. Our business, financial condition and results of operations may be materially and adversely affected in the longer term if the COVID-19 outbreak leads us to continue to conduct such programs for a significant period of time, if the number of customers experiencing hardship related directly or indirectly to the pandemic increases, or if our customer support programs are not effective in mitigating the effects of the pandemic and the recession on our customers' financial situations. Given the unpredictable nature of this situation, the nature and extent of such effects cannot be predicted at this time, but such effects could be materially adverse to our business, financial condition and results of operations.

In addition to the measures discussed above, the Bank is providing assistance for its retail customers, including helping those experiencing difficulties with loan payments, waiving fees for early CD withdrawals, refunding late payment and overdraft fees, offering credit card limit increases, and increasing cash availability limits at ATMs. The policy of a more relaxed approach to providing fee refunds in the wake of hardship caused by the COVID-19 pandemic remains, but beginning in August the Bank began to see fewer refund requests. As a result, fee reversals are approaching pre-pandemic levels. For business banking customers, the Bank works with customers to provide loan accommodations and deferrals and extensions for customers experiencing hardships.

The PPP, a key part of the CARES Act, authorizes loans to small businesses to help meet payroll costs and pay other eligible expenses during the COVID-19 outbreak. The program is administered by the SBA, and the loans and accrued interest are forgivable as long as the borrower uses at least 60% of the proceeds of the loan for eligible purposes, such as payroll, benefits, rent and utilities, and maintains employee and payroll levels. The original funding for the PPP was fully allocated by mid-April 2020, with additional funding made available on April 24, 2020. Original loans were originated with a two-year maturity, unless extended by mutual agreement between the lender and borrower. Loans made on or after June 5, 2020 have a five-year maturity. In July 2020, the PPP was extended through August 8, 2020. The Bank originated loans in the first, second and third rounds of the PPP. In rounds one and two, SBNA assisted more than 12,070 business customers in receiving PPP loans for more than $1.2 billion in funding. SBNA launched a pilot of the PPP loan forgiveness application on August 14, 2020. On December 27, 2020, the Economic Aid to Hard-Hit Small Businesses, Nonprofits and Venues Act was enacted, which re-authorized lending under the PPP through March 31, 2021, modified provisions relating to originating PPP loans and forgiveness of PPP loans, and authorized second draw PPP loans.

•Impact on originations, including the relationship with FCA: Since the COVID-19 outbreak, SC has partnered with FCA to launch new incentive programs including implementing 90 day first payment deferrals and a 0% annual percentage rate for 84 months on select 2019/2020 FCA models. Most dealers are open today and operating at full capacity; however, some dealers are operating in a modified capacity based on state requirements and/or COVID-19-related employee concerns. Third party sources are reporting a new car seasonally adjusted annual rate that is approximately 95% of pre-COVID expectations. While an economic downturn associated with the pandemic will impact sales, most dealers have developed business models that will allow them to continue operation in some capacity.

While banking is considered an essential business in all of the Bank’s footprint states, executive orders have limited the scope of work of vendors supporting mortgage and home equity lines of credit such as appraisers, notaries, law firms, title companies and settlement agents or stopped these vendors from working altogether at certain times throughout the year.  As a result of these restrictions, the number of mortgages, home equity lines of credit and refinancings declined, for a period in certain states. While many of these restrictions have been lifted, it remains difficult to estimate the overall negative impact these limitations will have on mortgages, home equity lines of credits and refinancing as restrictions may be reinstated with rising COVID-19 numbers in the upcoming months.

•Impact on debt and liquidity: As international trade and business activity has slowed and supply chains have been disrupted, global credit and financial markets have recently experienced, and may continue to experience significant disruption and volatility. During 2020, financial markets experienced significant declines and volatility, and such market conditions may continue in the U.S. economy. Under these circumstances, we may experience some or all of the risks related to market volatility and recessionary conditions described under the caption "We are vulnerable to disruptions and volatility in the global financial markets" in the Risk Factors section above.

Governmental and regulatory authorities have recently implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve's benchmark interest rate to near zero in March 2020. Further, the Federal Reserve established TALF to support the flow of credit to consumers and businesses, including the investment in certain eligible ABS bonds. Given the current state of the capital markets and the recent tightening in ABS credit spreads, the Company did not utilize TALF during 2020, but the Company may utilize TALF in the future. These governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19 and could affect our liquidity, access to funding, net interest income and reduce our profitability. Sustained adverse economic effects from the outbreak may also result in downgrades in our credit ratings or adversely affect the interest rate environment. If our access to funding is reduced or if our costs to obtain such funding significantly increases, our business, financial condition and results of operations could be materially and adversely affected.

The capital markets have shown some signs of recovery during the second half of 2020; however, due to the rapidly evolving nature of the pandemic, it is not possible to predict whether unanticipated consequences of the outbreak are reasonably likely to affect liquidity, access to funding and capital resources in the future.

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

•Impact on communities: The Company is committed to supporting our communities impacted by the COVID-19 pandemic and the Company's non-profit foundation has begun responding to the COVID-19 crisis with donations to a select group of organizations addressing community issues. In addition, SHUSA's ongoing support for non-profit partners providing essential services in our communities includes $15.0 million in charitable giving this year. Further SHUSA will provide $25.0 million in financing to community development financial institutions to fund small business loans and will expedite grant funding and payments where possible to help sustain nonprofit operations during this time.

Impact from Texas Winter Storm

In February 2021, our footprint was impacted by a significant winter storm, which struck the State of Texas and surrounding region. The Company is in the process of assessing the potential losses related to our exposure in this region. The Company will continue to monitor and assess the impact of this event on our subsidiaries’ businesses and may establish reserves for losses in future periods. There is no impact on the December 31, 2020 Balance Sheet or results of operations.

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including the Bank and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the NYDFS. As a subsidiary of the Company, SC is also subject to regulatory oversight by the Federal Reserve as well as the CFPB.

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

In June 2020, the Federal Reserve announced that, due to the economic uncertainty resulting from COVID-19, it will require all large banks, including SHUSA, to update and resubmit their capital plans under new scenarios by November 2, 2020. In addition, the Federal Reserve issued the Interim Policy, which includes:
•A cap on common stock dividends that cannot exceed the average of the trailing four quarters’ net income; and
•A prohibition on share repurchases.

The Interim Policy applied to the third quarter of 2020, and was extended into the fourth quarter by the Federal Reserve. Based on the Interim Policy and the Company’s expected average trailing four quarters of net income, the Company and SC are prohibited from paying dividends in the first quarter of 2021. SC is consolidated into SHUSA’s capital plan and therefore is subject to the Interim Policy that utilizes SHUSA’s average trailing income to determine the cap on common stock dividends. SHUSA requested an exception to the Interim Policy for SC to be able to pay dividends of up to $0.22 per share in the third quarter of 2020. The Federal Reserve granted this request, and on July 31, 2020 SC’s Board of Directors declared a quarterly cash dividend of $0.22 per share of SC Common Stock payable to shareholders of record as of August 13, 2020. This dividend was paid on August 24, 2020. SC did not declare or pay a dividend in the fourth quarter of 2020. It is uncertain whether the Federal Reserve will extend the Interim Policy in its present form beyond the first quarter of 2021. If it does so, the foregoing restrictions on dividends and share repurchases would continue.

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

As described in Note 1, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. As also described Note 1, the U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. In March 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. The Company has elected this alternative option instead of the one described in the December 2018 rule.

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

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2020, the Bank met the criteria to be classified as “well-capitalized.”

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

Resolution Planning

The DFA requires the Company to prepare and regularly update resolution plans. The 165(d) resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) resolution plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended FDIA rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI resolution plan was submitted to the FDIC in June 2018.

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

Volcker Rule

Section 13 of the BHCA, commonly referred to as the “Volcker Rule,” prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a Covered Fund: (i) acquiring or retaining any equity, partnership or other ownership interest in the Covered Fund; (ii) controlling the Covered Fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the Covered Fund. These prohibitions are subject to certain exemptions for permitted activities.

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

Risk Retention Rule

The Federal Reserve's final credit risk retention rule generally requires sponsors of ABS to retain at least five percent of the credit risk of the assets collateralizing ABS. SHUSA, primarily through SC, is an active participant in the structured finance markets and complies with these retention requirements.

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

Capital Simplification Rule

The federal banking agencies adopted a final rule that simplifies for non-advanced approaches banking organizations the generally applicable capital rules and makes a number of technical corrections. Specifically, it reverses the previous transition provision freeze on MSRs and deferred tax assets by modifying the risk-weight from 100% to 250%. The rule also replaces the existing methodology for calculating includible minority interest with a flat 10% limit at each capital level. The increased risk weighting presents an unfavorable decline to the Company's risk-based ratios, but Tier 1 and total capital ratios has improved overall due to the additional minority interest includible under the simplified rule. Adoption of the capital simplification rule was required by the regulatory agencies on April 1, 2020.

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

CRA

SBNA is subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. SBNA’s current CRA rating is "Satisfactory." The OCC takes into account the Bank’s CRA rating in considering certain regulatory applications the Bank makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes. Subsequent to December 31, 2020, the OCC upgraded SBNA's CRA rating to "Outstanding."

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

Other Regulatory Matters

On March 21, 2017, SC and the Company entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC was required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and the Company was required to enhance its oversight of SC's management and operations. On February 2, 2021, the FRB of Boston closed this matter.

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

ALLL for Loan Losses and Reserve for Unfunded Lending Commitments

The Company maintains an ACL for the Company’s held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards.

The allowance for expected credit losses is measured based on a current expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The Company uses a statistical methodology based on an expected credit losses approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses. The individual loan balances used in the models are measured on an amortized cost basis. Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains a qualitative reserve as a component of the ACL to recognize the existence of these exposures. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in deriving the quantitative component of the allowance, as well as potential variability in estimates. The qualitative adjustment is also established in consideration of several factors such as the interpretation of economic trends, changes in the nature and volume of our loan portfolio, trends in delinquency and collateral values, and concentration risks. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance when necessary in order to address improving or deteriorating credit quality trends or specific risks associated with loan pool classification not otherwise captured in the quantitative models.

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables during the second half of 2020, including a sharp decrease in unemployment rates (which are a key driver to losses). Using the weighted-average of our economic forecast scenarios, we estimated at December 31, 2020 that the unemployment rate is expected to be to be approximately 7% at the end of 2021, with the labor market continuing to recover in 2022. While the economy has seen significant recovery in recent months, there is still considerable uncertainty regarding overall lifetime loss estimates. The scenarios used are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2020, 2019, or 2018.

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

As more fully described in Note 22 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As of December 31, 2020, the reporting units with assigned goodwill were CBB, C&I, CRE & VF, CIB, and SC.

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
•volatility in equity and debt markets resulting in higher discount rates and unexpected regulatory changes;
•Specific to the SC reporting unit, a decrease in SC's share price.

Refer to the Financial Condition, Goodwill section of this MD&A for further details on the Company's goodwill, including the results of management's goodwill impairment analyses.

Fair Value Measurements

The Company uses fair value measurements to estimate the fair value of certain assets and liabilities for both measurement and disclosure purposes. Refer to Note 14 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 14 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. Accordingly, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which includes considerable judgment. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including investments in subsidiaries. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis are as follows: (a) the expectation of future earnings; (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SC, based on current policies and practices of SC; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carryforwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies; and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences. The Company makes certain assertions with regard to its investment in subsidiaries, which impact whether a deferred tax liability is recorded for the book over tax basis difference in the investment in these subsidiaries. This requires the Company to make judgments with respect to its ability to permanently reinvest its earnings in foreign subsidiaries and its ability to recover its investment in domestic subsidiaries in a tax free manner.

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

RESULTS OF OPERATIONS

The following discussion compares and discusses operating results for the years ended December 31, 2020 and 2019. For a discussion of our results of operations comparing the two prior years, see Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation" included in our 2019 Form 10-K, filed with the SEC on March 11, 2020.

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31, 2020 AND 2019
	2020 (1)			2019 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$26,948,991	$363,194	1.35%	$22,175,778	$551,713	2.49%	$(188,519)	$167,273	$(355,792)
LOANS(3):
Commercial loans	32,836,569	1,131,851	3.45%	33,452,626	1,430,831	4.28%	(298,980)	(25,922)	(273,058)
Multifamily	8,499,746	304,098	3.58%	8,398,303	346,766	4.13%	(42,668)	4,254	(46,922)
Total commercial loans	41,336,315	1,435,949	3.47%	41,850,929	1,777,597	4.25%	(341,648)	(21,668)	(319,980)
Consumer loans:
Residential mortgages	8,186,116	293,830	3.59%	9,959,837	400,943	4.03%	(107,113)	(66,399)	(40,714)
Home equity loans and lines of credit	4,442,712	155,981	3.51%	5,081,252	256,030	5.04%	(100,049)	(29,294)	(70,755)
Total consumer loans secured by real estate	12,628,828	449,811	3.56%	15,041,089	656,973	4.37%	(207,162)	(95,693)	(111,469)
RICs and auto loans	39,022,741	5,178,166	13.27%	32,594,822	4,972,829	15.26%	205,337	606,196	(400,859)
Personal unsecured	2,035,356	574,251	28.21%	2,449,744	664,069	27.11%	(89,818)	(118,165)	28,347
Other consumer(4)	269,050	18,913	7.03%	374,712	27,014	7.21%	(8,101)	(7,442)	(659)
Total consumer	53,955,975	6,221,141	11.53%	50,460,367	6,320,885	12.53%	(99,744)	384,896	(484,640)
Total loans	95,292,290	7,657,090	8.04%	92,311,296	8,098,482	8.77%	(441,392)	363,228	(804,620)
Intercompany investments		—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	122,241,281	8,020,284	6.56%	114,487,074	8,650,195	7.56%	(629,911)	530,501	(1,160,412)
Allowance for loan losses(5)	(6,883,161)			(3,802,702)
Other assets(6)	34,287,746			31,624,211
TOTAL ASSETS	$149,645,866			$142,308,583
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,234,908	$23,525	0.21%	$10,724,077	$83,794	0.78%	$(60,269)	$4,201	$(64,470)
Savings	5,595,609	7,806	0.14%	5,794,992	13,132	0.23%	(5,326)	(430)	(4,896)
Money market	30,074,345	164,730	0.55%	24,962,744	317,300	1.27%	(152,570)	86,263	(238,833)
CDs	6,091,246	94,344	1.55%	8,291,400	160,245	1.93%	(65,901)	(37,834)	(28,067)
TOTAL INTEREST-BEARING DEPOSITS	52,996,108	290,405	0.55%	49,773,213	574,471	1.15%	(284,066)	52,200	(336,266)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	4,840,413	67,209	1.39%	5,471,080	143,804	2.63%	(76,595)	(15,051)	(61,544)
Other borrowings	44,864,694	1,303,189	2.90%	41,710,311	1,489,152	3.57%	(185,963)	125,506	(311,469)
TOTAL BORROWED FUNDS (7)	49,705,107	1,370,398	2.76%	47,181,391	1,632,956	3.46%	(262,558)	110,455	(373,013)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	102,701,215	1,660,803	1.62%	96,954,604	2,207,427	2.28%	(546,624)	162,655	(709,279)
Noninterest bearing demand deposits	17,815,420			14,572,605
Other liabilities(8)	7,409,555			6,141,813
TOTAL LIABILITIES	127,926,190			117,669,022
STOCKHOLDER’S EQUITY	21,719,676			24,639,561
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$149,645,866			$142,308,583

NET INTEREST SPREAD (9)			4.94%			5.28%
NET INTEREST MARGIN (10)			5.20%			5.63%
NET INTEREST INCOME (11)		$6,359,481			$6,442,768
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
(5)Refer to Note 3 to the Consolidated Financial Statements for further discussion.
(6)Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(7)Refer to Note 10 to the Consolidated Financial Statements for further discussion.
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

Net interest income decreased $83.3 million for the year ended December 31, 2020, respectively, compared to 2019. The most significant factors contributing to these changes are as follows:

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $188.5 million for the year ended December 31, 2020 compared to 2019. The average balances of investment securities and interest-earning deposits for the year ended December 31, 2020 was $26.9 billion with an average yield of 1.35%, compared to an average balance of $22.2 billion with an average yield of 2.49% for the corresponding period in 2019. The decrease in interest income on investment securities and interest-earning deposits for the year ended December 31, 2020 was primarily due to a decrease in the average yield on interest-earning deposits resulting from the Federal Reserve response to the outbreak of COVID-19.

Interest Income on Loans

Interest income on loans decreased for the year ended December 31, 2020, compared to 2019. This decrease reflected decreasing rates, offset by increases in the average balances during 2020.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $284.1 million for the year ended December 31, 2020 compared to 2019. These decreases were a result of the near zero interest rate environment offset by builds in overall deposits.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds decreased $262.6 million for the year ended December 31, 2020 compared to 2019. This decrease was due to lower interest rates being paid offset by increased balances during the year ended December 31, 2020. The average balance of total borrowings was $49.7 billion with an average cost of 2.76% for the year ended December 31, 2020, compared to an average balance of $47.2 billion with an average cost of 3.46% for 2019. The average balance of borrowed funds increased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to increases in credit facilities and secured structured financings.

CREDIT LOSS EXPENSE

Credit loss expense was $2.9 billion for the year ended December 31, 2020, compared to $2.3 billion for the comparative period in 2019. The increase year over year was primarily due to reserve build during the first and second quarters of 2020 associated with a weaker economic outlook related to COVID-19.

Total charge-offs of $3.8 billion for year ended December 31, 2020 were lower by $1.8 billion from the comparative period in 2019 as a result of the Company's programs in response to COVID-19. Total recoveries during these periods also decreased.

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Consumer fees	$338,169	$391,495	$(53,326)	(13.6)%
Commercial fees	133,732	157,351	(23,619)	(15.0)%
Lease income	3,037,284	2,872,857	164,427	5.7%
Miscellaneous income, net	409,506	301,598	107,908	35.8%
Net gains recognized in earnings	31,297	5,816	25,481	438.1%
Total non-interest income	$3,949,988	$3,729,117	$220,871	5.9%

Total non-interest income increased $220.9 million for the year ended December 31, 2020 compared to the corresponding period in 2019. The increase for the period ended December 31, 2020 was primarily due to an increase in lease income and miscellaneous income, net, partially offset by a decrease in consumer fees.

Consumer fees

Consumer fees decreased $53.3 million for the year ended December 31, 2020 compared to 2019. This decrease was primarily related to a decrease in consumer deposit fees, related to more fee waivers given in 2020 compared to 2019 in response to COVID-19 outbreak.

Commercial fees

Commercial fees consists of deposit overdraft fees, deposit automated teller machine fees, cash management fees, letter of credit fees, and loan syndication fees for commercial accounts.

Lease income

Lease income increased $164.4 million for the year ended December 31, 2020 compared to 2019. This increase was the result of the growth in the Company's lease portfolio, with an average balance of $16.5 billion for the year ended December 31, 2020, compared to $15.3 billion for 2019.

Miscellaneous income

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$49,082	$44,315	$4,767	10.8%
BOLI	58,981	62,782	(3,801)	(6.1)%
Capital market revenue	227,421	197,042	30,379	15.4%
Net gain on sale of operating leases	243,189	135,948	107,241	78.9%
Asset and wealth management fees	208,732	175,611	33,121	18.9%
Loss on sale of non-mortgage loans	(366,976)	(397,965)	30,989	7.8%
Other miscellaneous (loss) / income, net	(10,923)	83,865	(94,788)	(113.0)%
Total miscellaneous income	$409,506	$301,598	$107,908	35.8%

Miscellaneous income increased $107.9 million for the year ended December 31, 2020 as compared to the corresponding period in 2019. The increase is primarily related to an increase in gain on sale of operating leases. The change in other miscellaneous (loss) income, net is primarily due to the fair value adjustment on the transfer of BSPR's loan portfolio to HFS, partially offset by the gain recognized on the sale of SBC.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Compensation and benefits	$1,896,480	$1,945,047	$(48,567)	(2.5)%
Occupancy and equipment expenses	632,424	603,716	28,708	4.8%
Technology, outside services, and marketing expense	548,662	656,681	(108,019)	(16.4)%
Loan expense	328,549	405,367	(76,818)	(19.0)%
Lease expense	2,393,339	2,067,611	325,728	15.8%
Impairment of goodwill	1,848,228	—	1,848,228	100%
Other expenses	560,552	687,430	(126,878)	(18.5)%
Total general, administrative and other expenses	$8,208,234	$6,365,852	$1,842,382	28.9%

Total general, administrative and other expenses increased $1.8 billion for the year ended December 31, 2020, compared to 2019. The most significant contributing factors were as follows:
•During the second quarter of 2020 the Company took a $1.8 billion goodwill impairment. For additional discussion please see Note 6 and the goodwill section in this MD&A.
•Technology, outside services, and marketing expense decreased $108.0 million for the year ended December 31, 2020 compared to 2019. This decrease was driven by reductions in marketing and technology spending that have resulted in response to the COVID-19 pandemic.

•Loan expense decreased $76.8 million for the year ended December 31, 2020 compared to 2019. This is primarily due to the lower repossession volumes as a result of the COVID-19 pandemic.
•Lease expense increased $325.7 million for the year ended December 31, 2020 compared to 2019. This increase was primarily due to more depreciation on a larger lease portfolio and fewer liquidations.
•Other expenses decreased $126.9 million for the year ended December 31, 2020, compared to the corresponding period in 2019. This decrease was primarily attributable to a decrease in legal and operational risk expenses. Travel and entertainment expenses also saw a significant decrease as COVID-19 has limited corporate travel.

INCOME TAX PROVISION

An income tax benefit of $110.6 million and a provision of $472.2 million were recorded for the years ended December 31, 2020 and 2019, respectively. This resulted in an ETR of 14.4% and 31.2% for the years ended December 31, 2020 and 2019, respectively.

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

Refer to Note 16 to the Consolidated Financial Statements for the year-to-year comparison of the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2020 and 2019 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$1,359,280	$1,288,540	$70,740	5.5%
Total non-interest income	291,116	342,373	(51,257)	(15.0)%
Credit loss expense	370,250	150,329	219,921	146.3%
Total expenses	3,083,520	1,598,837	1,484,683	92.9%
Income / (loss)/ before income taxes	(1,803,374)	(118,253)	(1,685,121)	1,425.0%
Intersegment revenue	(856)	(933)	77	(8.3)%
Total assets	21,947,514	23,841,001	(1,893,487)	(7.9)%

CBB reported a loss before income taxes of $1.8 billion for the year ended December 31, 2020, compared to a loss before income taxes of $118.3 million for the year ended December 31, 2019. Factors contributing to this change were:

•Non-interest income decreased $51.3 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This decrease was due to a one-time gain recorded on the sale of branches in 2019, and decreased fee income in 2020 resulting from lower transaction volumes during the COVID-19 pandemic.
•Credit loss expense increased $219.9 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak and the growing auto loan portfolio.
•Total expenses increased $1.5 billion for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to the goodwill impairment that was recorded in the second quarter of 2020.

C&I Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$339,386	$329,368	$10,018	3.0%
Total non-interest income	67,241	87,467	(20,226)	(23.1)%
Credit loss expense	135,400	38,102	97,298	255.4%
Total expenses	541,397	298,877	242,520	81.1%
Income / (Loss) before income taxes	(270,170)	79,856	(350,026)	(438.3)%
Intersegment revenue	12,617	9,403	3,214	34.2%
Total assets	7,960,282	8,758,027	(797,745)	(9.1)%

C&I reported a loss before income taxes of $270.2 million for the year ended December 31, 2020, compared to income before income taxes of $79.9 million for the corresponding period in 2019. Factors contributing to these changes were:

•Credit loss expense increased $97.3 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.
•Total expenses increased $242.5 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was the result of the goodwill impairment recorded during the second quarter of 2020, offset by small reductions in travel and entertainment expenses, and marketing expenses related to the COVID-19 outbreak.

CRE & VF

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$379,710	$400,506	$(20,796)	(5.2)%
Total non-interest income	13,221	18,231	(5,010)	(27.5)%
Credit loss expense / (Release of) credit loss expense	106,201	13,507	92,694	686.3%
Total expenses	117,449	119,686	(2,237)	(1.9)%
Income before income taxes	169,281	285,544	(116,263)	(40.7)%
Intersegment revenue	4,879	5,950	(1,071)	(18.0)%
Total assets	20,506,030	21,117,141	(611,111)	(2.9)%

CRE & VF reported income before income taxes of $169.3 million for the year ended December 31, 2020, compared to income before income taxes of $285.5 million for 2019. Factors contributing to these changes were:

•Credit loss expense increased $92.7 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to COVID-19 outbreak.

CIB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$157,855	$152,041	$5,814	3.8%
Total non-interest income	263,966	208,851	55,115	26.4%
Credit loss expense / (release of) credit loss expenses	28,099	6,045	22,054	(364.8)%
Total expenses	258,793	270,065	(11,272)	(4.2)%
Income before income taxes	134,929	84,782	50,147	59.1%
Intersegment expense	(16,640)	(14,420)	(2,220)	(15.4)%
Total assets	10,965,616	10,074,677	890,939	8.8%

CIB reported income before income taxes of $134.9 million for the year ended December 31, 2020, compared to income before income taxes of $84.8 million for 2019. Factors contributing to these changes were:

•Total non-interest income increased $55.1 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to the increase in fee income resulting from the large amounts of debt underwritten during 2020 in response to the COVID-19 related economic uncertainty, and higher fixed income revenues.
•Credit loss expense increased $22.1 million for the year ended December 31, 2020 compared to the corresponding period of 2019. This increase was due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.

Other

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$(43,120)	$207,738	$(250,858)	(120.8)%
Total non-interest income	323,982	409,948	(85,966)	(21.0)%
(Release of Credit loss expense)/Credit loss expense	(137,065)	(7,381)	(129,684)	1,757.0%
Total expenses	591,122	782,938	(191,816)	(24.5)%
Income / (Loss) before income taxes	(173,195)	(157,871)	(15,324)	(9.7)%
Total assets	39,165,741	36,786,099	2,379,642	6.5%

The Other category reported loss before income taxes of $173.2 million for the year ended December 31, 2020, respectively, compared to loss before income taxes of $157.9 million for 2019. Factors contributing to these changes were:

•Net interest income decreased $250.9 million for the year ended December 31, 2020 compared to the corresponding period of 2019, due to lower rates.
•Total non-interest income decreased $86.0 million for the year ended December 31, 2020 compared to the corresponding period of 2019, due to fair value adjustments related to the transfer of loans to HFS in the second quarter of 2020, offset by the gain on sale of SBC.
•Credit loss expense decreased $129.7 million for the year ended December 31, 2020 compared to the corresponding period of 2019, due to the release of provision related to SBC during the second quarter of 2020.
•Total expenses decreased $191.8 million for the year ended December 31, 2020 compared to the corresponding period of 2019, due to lower operational risk expenses and lower FDIC premiums.

SC

	Year Ended December 31,		YTD Change
(dollars in thousands)	2020	2019	Dollar increase/(decrease)	Percentage
Net interest income	$4,151,344	$3,971,826	$179,518	4.5%
Total non-interest income	3,024,918	2,760,370	264,548	9.6%
Credit loss expense	2,364,460	2,093,749	270,711	12.9%
Total expenses	3,601,970	3,284,179	317,791	9.7%
Income before income taxes	1,209,832	1,354,268	(144,436)	(10.7)%
Total assets	48,887,493	48,922,532	(35,039)	(0.1)%

SC reported income before income taxes of $1.2 billion for the year ended December 31, 2020 compared to income before income taxes of $1.4 billion for 2019. Contributing to this change was:

•Credit loss expense increased $270.7 million for the year ended December 31, 2020 compared to the corresponding period of 2019, due to large reserve builds in response to the economic uncertainty related to the COVID-19 outbreak.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,327,853	8.0%	$8,468,023	9.1%	$8,704,481	10.0%	$9,279,225	11.5%	$10,112,043	11.8%
C&I	16,537,899	17.9%	16,534,694	17.8%	15,738,158	18.1%	14,438,311	17.9%	18,812,002	21.9%
Multifamily	8,367,147	9.1%	8,641,204	9.3%	8,309,115	9.5%	8,274,435	10.1%	8,683,680	10.1%
Other commercial	7,455,504	8.1%	7,390,795	8.2%	7,630,004	8.8%	7,174,739	8.9%	6,832,403	8.0%
Total commercial loans (1)	39,688,403	43.1%	41,034,716	44.4%	40,381,758	46.4%	39,166,710	48.4%	44,440,128	51.8%

Consumer loans secured by real estate:
Residential mortgages	6,590,168	7.2%	8,835,702	9.5%	9,884,462	11.4%	8,846,765	11.0%	7,775,272	9.1%
Home equity loans and lines of credit	4,108,505	4.5%	4,770,344	5.1%	5,465,670	6.3%	5,907,733	7.3%	6,001,192	7.1%
Total consumer loans secured by real estate	10,698,673	11.7%	13,606,046	14.6%	15,350,132	17.7%	14,754,498	18.3%	13,776,464	16.2%

Consumer loans not secured by real estate:
RICs and auto loans	40,698,642	44.1%	36,456,747	39.3%	29,335,220	33.7%	24,966,121	30.9%	25,573,721	29.8%
Personal unsecured loans	824,430	0.9%	1,291,547	1.4%	1,531,708	1.8%	1,285,677	1.6%	1,234,094	1.4%
Other consumer	223,034	0.2%	316,384	0.3%	447,050	0.4%	617,675	0.8%	795,378	0.8%

Total consumer loans	52,444,779	56.9%	51,670,724	55.6%	46,664,110	53.6%	41,623,971	51.6%	41,379,657	48.2%
Total LHFI	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%

Total LHFI with:
Fixed	$64,036,154	69.5%	$61,775,942	66.6%	$56,696,491	65.1%	$50,703,619	62.8%	$51,752,761	60.3%
Variable	28,097,028	30.5%	30,929,498	33.4%	30,349,377	34.9%	30,087,062	37.2%	34,067,024	39.7%
Total LHFI	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%	$85,819,785	100.0%
(1) As of December 31, 2020, the Company had $338.5 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $1.3 billion, or 3.3%, from December 31, 2019 to December 31, 2020. This decrease was comprised of decreases in CRE loans of $1.1 billion and multifamily loans of $274.1 million. This decrease is reflective of the sale of SBC, largely in the CRE and C&I portfolios, offset by originations of C&I loans, including PPP loans.

	At December 31, 2020, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,787,067	$4,623,996	$944,808	$7,355,871
C&I and other commercial	11,500,027	11,056,299	1,659,758	24,216,084
Multifamily loans	952,415	4,985,413	2,433,074	8,370,902
Total	$14,239,509	$20,665,708	$5,037,640	$39,942,857
Loans with:
Fixed rates	$5,391,113	$8,902,568	$2,982,493	$17,276,174
Variable rates	8,848,396	11,763,140	2,055,147	22,666,683
Total	$14,239,509	$20,665,708	$5,037,640	$39,942,857
(1) Includes LHFS.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $2.9 billion, or 21.4%, from December 31, 2019 to December 31, 2020. This decrease was comprised of decreases in the residential mortgage portfolio of $2.2 billion, which is partially attributable to the sale of SBC, and decreases in the home equity loans and lines of credit portfolio of $661.8 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $4.2 billion, or 11.6%, from December 31, 2019 to December 31, 2020. The increase in the RIC and auto loan portfolio was primarily due to an increase in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

As of December 31, 2020, 62.5% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 8.5% of loans for which no FICO score was available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At December 31, 2020, a typical RIC was originated with an average annual percentage rate of 14.1% and was purchased from the dealer at a premium of 1.1%. All of the Company's RICs and auto loans are fixed-rate loans.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans decreased from December 31, 2019 to December 31, 2020 by $560.5 million.

As a result of the strategic evaluation of SC's personal lending portfolio, in the third quarter of 2015, SC began reviewing strategic alternatives for exiting its personal loan portfolios. SC's other significant personal lending relationship is with Bluestem. SC continues to perform in accordance with the terms and operative provisions of the agreements under which it is obligated to purchase personal revolving loans originated by Bluestem for an initial term ending in 2020 renewable through April 2022 at Bluestem's option. The Bluestem loan portfolio is carried as held-for-sale in our Consolidated Financial Statements. Accordingly, the Company has recorded lower-of-cost-or-market adjustments on this portfolio, and there may be further such adjustments required in future period financial statements. Management is currently evaluating alternatives for the Bluestem portfolio. As of December 31, 2020, SC's personal unsecured portfolio was held-for-sale and thus does not have a related allowance.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2020	December 31, 2019	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$106,751	$83,117	$23,634	28.4%
C&I	107,053	153,428	(46,375)	(30.2)%
Multifamily	72,392	5,112	67,280	1,316.1%
Other commercial	20,019	31,987	(11,968)	(37.4)%
Total commercial loans	306,215	273,644	32,571	11.9%

Consumer loans secured by real estate:
Residential mortgages	160,172	134,957	25,215	18.7%
Home equity loans and lines of credit	91,606	107,289	(15,683)	(14.6)%
Consumer loans not secured by real estate:
RICs and auto loans	1,174,317	1,643,459	(469,142)	(28.5)%
Personal unsecured loans	—	2,212	(2,212)	(100.0)%
Other consumer	6,325	11,491	(5,166)	(45.0)%
Total consumer loans	1,432,420	1,899,408	(466,988)	(24.6)%
Total non-accrual loans	1,738,635	2,173,052	(434,417)	(20.0)%

Other real estate owned	29,799	66,828	(37,029)	(55.4)%
Repossessed vehicles	204,653	212,966	(8,313)	(3.9)%
Other repossessed assets	3,247	4,218	(971)	(23.0)%
Total OREO and other repossessed assets	237,699	284,012	(46,313)	(16.3)%
Total non-performing assets	$1,976,334	$2,457,064	$(480,730)	(19.6)%

Past due 90 days or more as to interest or principal and accruing interest	$52,863	$93,102	$(40,239)	(43.2)%
Annualized net loan charge-offs to average loans (1)	1.7%	2.8%	n/a	n/a
Non-performing assets as a percentage of total assets	1.3%	1.6%	n/a	n/a
NPLs as a percentage of total loans	1.8%	2.3%	n/a	n/a
ALLL as a percentage of total NPLs	422.1%	167.8%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

The increase in the ALLL as a percentage of total NPLs is a result of the adoption of the CECL standard effective January 1, 2020.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $229.2 million and $179.9 million at December 31, 2020 and December 31, 2019, respectively. This increase was primarily due to one large borrower within the multifamily portfolio.

Potential problem consumer loans amounted to $3.2 billion and $4.7 billion at December 31, 2020 and December 31, 2019, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $2.0 billion, or 1.3% of total assets, at December 31, 2020, compared to $2.5 billion, or 1.6% of total assets, at December 31, 2019, due to lower NPLs resulting from COVID-19 deferral program.

Commercial

Commercial NPLs increased $32.6 million from December 31, 2019 to December 31, 2020. Commercial NPLs accounted for 0.8% of commercial LHFI at December 31, 2020 and December 31, 2019, respectively. The increase in commercial NPLs was primarily comprised of increases of $67.3 million in the multifamily and $23.6 million in the CRE portfolios offset by decreases of $46.4 million in C&I.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $469.1 million from December 31, 2019 to December 31, 2020. Non-performing RICs and auto loans accounted for 2.9% and 4.5% of total RICs and auto loans at December 31, 2020 and December 31, 2019, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$74,473	$91,606	$134,957	$107,289
Total LHFI	6,590,168	4,108,505	8,835,702	4,770,344
NPLs as a percentage of total LHFI	1.1%	2.2%	1.5%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $46.2 million or 27.8% of non-performing consumer loans secured by real estate at December 31, 2020, compared to $111.3 million or 45.9% of consumer loans secured by real estate at December 31, 2019.

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $1.5 billion, or 26.7%, from December 31, 2019 to December 31, 2020, most significantly within the RICs and auto loan portfolio, which decreased $1.5 billion. Delinquent balances and nonaccrual balances overall were lower as of December 31, 2020 primarily due to the large number of deferrals granted to borrowers impacted by COVID-19.

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

The following table summarizes TDRs at the dates indicated:

	As of December 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$73,950	43.2%	$87,896	66.8%	$3,655,681	91.7%	$33,095	98.0%	$3,850,622
Non-performing	97,054	56.8%	43,605	33.2%	332,164	8.3%	684	2.0%	473,507
Total	$171,004	100.0%	$131,501	100.0%	$3,987,845	100.0%	$33,779	100.0%	$4,324,129

% of loan portfolio	0.4%	n/a	1.2%	n/a	9.8%	n/a	3.2%	n/a	4.7%
(1) Excludes LHFS.

	As of December 31, 2019
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$64,538	49.5%	$182,105	67.8%	$3,332,246	86.6%	$67,465	91.7%	$3,646,354
Non-performing	65,741	50.5%	86,335	32.2%	515,573	13.4%	6,128	8.3%	673,777
Total	$130,279	100.0%	$268,440	100.0%	$3,847,819	100.0%	$73,593	100.0%	$4,320,131

% of loan portfolio	0.3%	n/a	2.0%	n/a	10.6%	n/a	4.6%	n/a	4.7%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Year Ended December 31, 2020		Year Ended December 31, 2019
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,847,819	$472,312	$5,251,769	$726,600
New TDRs(1)	2,085,351	279,628	1,153,160	145,135
Charged-Off TDRs	(772,542)	(9,091)	(1,389,044)	(13,706)
Sold TDRs(2)	(27,971)	(246,191)	(1,139)	(83,204)
Payments on TDRs	(1,144,812)	(160,374)	(1,166,927)	(302,513)
TDRs, end of period	$3,987,845	$336,284	$3,847,819	$472,312
(1)    New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.
(2) Includes loans originated for investment and reclassified to held for sale, but not yet sold as of December 31, 2020, of $83.0 million .

The decrease in total delinquent TDRs was primarily due to the significant increase in deferrals provided to borrowers in response to COVID-19 impacts.

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its RICs, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. Prior to March 2020, the Company’s policies and guidelines limited the frequency of each new deferral to one deferral every six months, regardless of the length of any prior deferral. Further, the maximum number of lifetime months extended for all automobile RICs was eight, while some marine and RV contracts had a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limited the granting of deferrals on new accounts until a requisite number of months have passed since origination. However, many of these practices have been temporarily revised to accommodate borrowers impacted by COVID-19, including increasing the maximum number of extensions, allowing more than one deferral every six months and removing the requirement that a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

However in March 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 DPD as of the implementation date of a relief program are not TDRs. Additionally, Section 4013 of the CARES Act grants companies the option of not applying the GAAP TDR guidance to certain loans with COVID-19 modifications.

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

Since the implementation of the programs in March 2020, we experienced a sharp increase in requests for extensions related to COVID-19 nationwide and a significant number of such extensions have been granted.

The following table provides a summary of SBNA and SC loan balances with active payment deferrals due to COVID-19 as of the end of each reporting period:

	December 31, 2020		September 30, 2020
	Loan balance of active extensions (1)	% of Portfolio	Loan balance of active extensions (1)	% of Portfolio
Santander Bank
Commercial:
CRE	$148,049	2.0%	$297,119	4.0%
C&I	102,818	0.6%	173,766	1.1%
Multifamily	95,456	1.1%	428,183	4.9%
Other commercial	6,260	0.2%	50,551	1.6%
Consumer:
Residential mortgages	147,988	2.2%	315,637	4.4%
Home equity loans and lines of credit	63,400	1.5%	45,322	1.1%
RICs and auto loans	79,286	0.9%	68,198	0.9%
Personal unsecured loans	12,923	1.6%	10,347	1.2%
Other consumer	964	0.5%	1,762	0.8%
Total SBNA	$657,144	1.2%	$1,390,885	2.5%
Santander Consumer
RICs	$1,067,072	3.2%	$959,236	2.9%
(1) Santander Consumer balances exclude deferrals with payments due in the current month.

As of December 31, 2020, over 44,000 SBNA customer accounts have received extensions. Of these accounts, 79% had exited deferral, 10% remain in active deferral and 11% had paid down or charged off. Of the loans that have exited deferral status, 92% of the customer accounts are less than 30 DPD. Past due status is based on the modified payment schedule under the deferral arrangement.

Through December 31, 2020, over 697,000 of SC's unique accounts have received COVID-19 deferrals. Of these accounts, 79% have exited deferral status, 8% remain in active deferral, 8% have paid-off, and 5% have charged off. Of the loans that have exited deferral status, 80% are less than 30 DPD and 98% of these accounts have made at least one payment since their first COVID-19 extension.

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

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide facts such as changes in unemployment, GDP, HPI, CRE price index, used vehicle index growth rates, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
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

ACL

Changes to the ACL are discussed in Note 3 to the Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $91.8 million at December 31, 2019 to $146.5 million at December 31, 2020. The increase of the reserve for unfunded lending commitments included an increase from the adoption of the CECL standard of $10.4 million, while the remainder was primarily related to changes in the business environment resulting from COVID-19. The net impact of business as usual change in the reserve for unfunded lending commitments to the overall ACL was immaterial.

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

Total investment securities AFS decreased $3.0 billion to $11.3 billion at December 31, 2020, compared to $14.3 billion at December 31, 2019. During the year ended December 31, 2020, the composition of the Company's investment portfolio changed due to a decrease in U.S. Treasury securities, partially offset by an increase in MBS. U.S. Treasuries decreased by $3.9 billion primarily due to investment sales and maturities. MBS increased by $907.1 million primarily due to investment purchases and an increase in unrealized gains, partially offset by investment sales, maturities and principal paydowns. For additional information with respect to the Company’s investment securities, see Note 2 to the Consolidated Financial Statements.

Debt securities for which the Company has the positive intent and ability to hold the securities until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $5.5 billion at December 31, 2020. The Company had 133 investment securities classified as HTM as of December 31, 2020.

Total gross unrealized gain/(loss) position on investment securities AFS increased by $184.7 million during the year ended December 31, 2020. This increase was primarily related to an increase in unrealized gains of $186.3 million on MBS, primarily due to a decrease in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2020 was approximately 3.29 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2020 was approximately 2.35 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,440,139	$9,735,337
FNMA and FHLMC securities	5,608,296	4,326,299
State and municipal securities	1	9
Other securities (1)	265,053	278,113
Total investment securities AFS	11,313,489	14,339,758
Investment securities HTM:
U.S. government agencies	5,504,685	3,938,797
Total investment securities HTM(2)	5,504,685	3,938,797
Other investments	1,553,862	995,680
Total investment portfolio	$18,372,036	$19,274,235
(1)    Other securities primarily include corporate debt securities and ABS.
(2)    HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2020:

	December 31, 2020
(in thousands)	Amortized Cost	Fair Value
FNMA	$3,136,873	$3,187,163
FHLMC	2,391,680	2,421,133
GNMA (1)	10,634,103	10,901,810
Total	$16,162,656	$16,510,106
(1)    Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2020, goodwill totaled $2.6 billion and represented 1.7% of total assets and 12.2% of total stockholder's equity. The following table shows goodwill by reporting units at December 31, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2020	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company continually assesses whether or not there have been events requiring a review of goodwill. During the second quarter of 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company determined that a goodwill triggering event occurred for the CBB, C&I, and CRE & VF reporting units. Based on its goodwill impairment analysis performed as of June 30, 2020, the Company concluded that a goodwill impairment charge of $1.6 billion and $0.3 billion was required for the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%.

In addition, the Company conducted its annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods.

For the CBB reporting unit's fair valuation analysis, a 25%/75% weighting of the market approach and income approach, respectively, was applied. For the market approach, the Company selected a 30.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 1.0x was selected based on publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 11.1%, which was most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 2.5% were applied in determining the terminal value. The results of the fair value analyses exceeded the carrying value for the CBB reporting unit by 9.3%, indicating that the reporting unit was not considered to be impaired.

For the C&I reporting unit's fair valuation analysis, a 25%/75% weighting of the market approach and income approach, respectively, was applied. For the market approach, the Company selected a 30.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 0.9x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 11.4%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 2.5% were applied in determining the terminal value. The results of the fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 17.8%, indicating that the C&I reporting unit was not considered to be impaired.

For the CRE&VF reporting unit's fair valuation analysis, a 25%/75% weighting of the market approach and income approach, respectively, was applied. For the market approach, the Company selected a 30.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 1.2x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate 11.7%, which was most representative of the business' cost of equity at the time of the analysis. Long-term growth rates of 2.5% were applied in determining the terminal value. The results of the fair value analyses exceeded the carrying value for the Commercial Banking reporting unit by 6.1%, indicating that the CRE&VF reporting unit was not considered to be impaired or at risk for impairment.

For the CIB reporting unit's fair valuation analysis, a 25%/75% weighting of the market approach and income approach, respectively, was applied. For the market approach, the Company selected a 30.0% control premium based on the Company's review of transactions observable in the marketplace that were determined to be comparable. The projected TBV of 0.9x was selected based on the selected publicly traded peers of the reporting unit. For the income approach, the Company selected a discount rate of 10.6%, which is most representative of the reporting unit's cost of equity at the time of the analysis. Long-term growth rates of 2.5% were applied in determining the terminal value. The results of the fair value analyses exceeded the carrying value for the CIB reporting unit by 13.2%, indicating that the CIB reporting unit was not considered to be impaired or at risk for impairment.

For the SC reporting unit's fair valuation analysis, the Company used only the market capitalization approach. For the market capitalization approach, SC's stock price from October 1, 2020 was $18.59 and a 30.0% control premium was used based on the Company's review of transactions observable in the market-place that were determined to be comparable. The results of the fair value analyses exceeded the carrying value of the SC reporting unit by 8.8%, indicating that the SC reporting unit was not considered to be impaired. Management continues to monitor SC's stock price, along with changes in the financial position and results of operations that would impact the reporting unit's carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2020.

During the fourth quarter of 2020, the Company implemented organizational changes which resulted in the transfer of Upper Business Banking customers into the C&I segment from the CBB segment. Refer to Note 22 to these Consolidated Financial Statements for additional details on the Company's reportable segments. As a result of the re-organization, the Company re-allocated approximately $25.1 million of goodwill from the CBB reporting unit to the C&I reporting unit. Upon re-allocation, the Company performed a post evaluation for impairment on the CBB and C&I reporting units utilizing assumptions consistent with our October 1, 2020 impairment test and noted no impairment.

Management continues to monitor changes in financial position and results of operations that would impact each of the reporting units estimated fair value or carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2020.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million), compared to a net deferred tax liability balance of $1.0 billion at December 31, 2019 (consisting of a deferred tax asset balance of $503.7 million and a deferred tax liability balance of $1.5 billion). During the third quarter, the Company’s ownership of SC reached the 80% threshold which requires SC to file a consolidated federal tax return with the Company. As a result, SHUSA reversed its deferred tax liability of $306.6 million for the book over tax basis difference in its investment in SC. The $846.1 million decrease in net deferred liability for the year ended December 31, 2020 was primarily due to the adoption of the CECL standard during the first quarter of 2020 and the reversal of the deferred tax liability for the book over tax basis difference associated with the Company’s investment in SC during the third quarter of 2020.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2020 and December 31, 2019, based on the Bank’s capital calculations, the Bank was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2020 and December 31, 2019, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of Basel III, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the years ended December 31, 2020, 2019, and 2018 the Company paid cash dividends of $125.0 million, $400.0 million, and $410.0 million respectively, to its common stock shareholder.

The following schedule summarizes the actual capital balances of SHUSA and the Bank at December 31, 2020:

	SHUSA

	December 31, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.94%	6.50%	4.50%
Tier 1 capital ratio	17.40%	8.00%	6.00%
Total capital ratio	18.80%	10.00%	8.00%
Leverage ratio	13.77%	5.00%	4.00%

	Bank

	December 31, 2020	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.67%	6.50%	4.50%
Tier 1 capital ratio	15.67%	8.00%	6.00%
Total capital ratio	16.92%	10.00%	8.00%
Leverage ratio	12.13%	5.00%	4.00%
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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $5.6 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the year ended December 31, 2020, SC completed on-balance sheet funding transactions totaling approximately $14.1 billion, including:

•private amortizing lease facilities for approximately $4.0 billion;
•securitizations on its SDART platform for approximately $5.7 billion;
•securitizations on its DRIVE, deeper subprime platform, for approximately $2.0 billion;
•lease securitizations on its SRT platform for approximately $2.3 billion; and
•issuance of a retained bond on its SRT platform for approximately $54.1 million.

SC also completed approximately $1.1 billion in asset sales to third parties.

For information regarding SC's debt, see Note 10 to the Consolidated Financial Statements.

IHC

In 2017, SIS entered into a revolving subordinated loan agreement with SHUSA, not to exceed $290.0 million. This was subsequently increased to $895.0 million in 2018, and will mature in October 2021.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At December 31, 2020, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of December 31, 2020, the Bank had approximately $18.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $17.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2020 and December 31, 2019, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $23.5 billion and $15.0 billion, respectively. These amounts represented 31.8% and 24.3% of total deposits at December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020, the Bank and BSI had $1.1 billion and $1.6 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash flows from operating activities	$5,268,999	$6,849,157	$7,015,061
Net cash flows from investing activities	(1,549,253)	(17,242,333)	(12,460,839)
Net cash flows from financing activities	2,678,743	11,197,124	5,829,308

Cash flows from operating activities

Net cash flow from operating activities for the year ended December 31, 2020 was primarily comprised of $1.8 billion in proceeds from sales of LHFS, $2.8 billion in depreciation, amortization and accretion, $2.9 billion of credit loss expense, and $1.8 billion from impairment of goodwill, partially offset by a net loss of $656.3 million and $3.4 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities for the year ended December 31, 2019 was primarily comprised of net income of $1.0 billion, $1.6 billion in proceeds from sales of LHFS, $2.4 billion in depreciation, amortization and accretion, and $2.3 billion of credit loss expense, partially offset by $1.5 billion of originations of LHFS, net of repayments.

Net cash flow from operating activities for the year ended December 31, 2018 was primarily comprised of net income of $991.0 million, $4.3 billion in proceeds from sales of LHFS, $1.9 billion in depreciation, amortization and accretion, and $2.3 billion of credit loss expense, partially offset by $3.0 billion of originations of LHFS, net of repayments.

Cash flows from investing activities

For the year ended December 31, 2020, net cash flow from investing activities was primarily due to $3.8 billion in normal loan activity, $7.6 billion of purchases of investment securities AFS, $6.9 billion in operating lease purchases and originations, and $2.7 billion of purchases of HTM investment securities, partially offset by $10.8 billion of AFS investment securities sales, maturities and prepayments, $1.2 billion of HTM investment securities maturities and prepayments, $4.3 billion in proceeds from sales and terminations of operating leases, and $3.5 billion in proceeds from sales of LHFI.

For the year ended December 31, 2019, net cash flow from investing activities was primarily due to $10.2 billion in normal loan activity, $10.5 billion of purchases of investment securities AFS, $8.6 billion in operating lease purchases and originations and $1.6 billion of purchases of HTM investment securities, partially offset by $8.1 billion of AFS investment securities sales, maturities and prepayments, $2.6 billion in proceeds from sales of LHFI, and $3.5 billion in proceeds from sales and terminations of operating leases.

For the year ended December 31, 2018, net cash flow from investing activities was primarily due to $8.5 billion in normal loan activity, $2.4 billion of purchases of investment securities AFS, and $9.9 billion in operating lease purchases and originations, partially offset by $3.9 billion of AFS investment securities sales, maturities and prepayments, $1.0 billion in proceeds from sales of LHFI, and $3.6 billion in proceeds from sales and terminations of operating leases.

Cash flows from financing activities

For the year ended December 31, 2020, net cash flow from financing activities was primarily due to an $8.0 billion increase in deposits, partially offset by a decrease in net borrowing activity of $4.3 billion, $125.0 million in dividends paid on common stock, $771.5 million in stock repurchases attributable to NCI, and $50.5 million in dividends paid to NCI.

Net cash flow from financing activities for the year ended December 31, 2019 was primarily due to an increase in net borrowing activity of $5.6 billion and a $6.3 billion increase in deposits, partially offset by $400.0 million in dividends paid on common stock and $338.0 million in stock repurchases attributable to NCI.

Net cash flow from financing activities for the year ended December 31, 2018 was primarily due to an increase in net borrowing activity of $5.9 billion, partially offset by $410.0 million in dividends paid on common stock and $200.0 million in redemption of preferred stock.

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

SC has one credit facility with eight banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. As of December 31, 2020, there was an outstanding balance of approximately $0.4 billion on this facility in the aggregate. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support core and Chrysler Capital loan financing. As of December 31, 2020, there was an outstanding balance of approximately $3.6 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2020, there was an outstanding balance of $168.0 million under these repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $6.8 billion of term financing with maturities ranging from March 2021 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $26.0 billion.

Deficiency and Debt Forward Flow Agreement

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

SC also continues to periodically execute securitizations under Rule 144A of the Securities Act. After retaining the required credit risk retention via a 5% vertical interest, SC transfers all remaining notes and residual interests in these securitizations to third parties. SC subsequently records these transactions as true sales of the RICs securitized, and removes the sold assets from its Consolidated Balance Sheets.

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

At December 31, 2020, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of December 31, 2020, the Company had 530,391,043 shares of common stock outstanding. During the year ended December 31, 2020, the Company paid dividends of $125.0 million to its sole shareholder, Santander.

SC paid a dividend of $0.22 per share in February 2020, May 2020, and August 2020. On September 30, 2020, the Federal Reserve extended the Interim Policy prohibiting share repurchases and limiting dividends to all CCAR banks to the average trailing net income. Based on the Company's expected average trailing four quarters of net income, SC is prohibited from paying a dividend in the fourth quarter of 2020. Although SC’s standalone income is sufficient to declare and pay a dividend, SC is consolidated into the Company’s capital plan and, therefore, is subject to the Federal Reserve Board's Interim Policy that utilizes the Company’s average trailing income to determine the cap on common stock dividends. SC did not declare or pay a dividend in the fourth quarter of 2020.

SC has paid a total of $212.6 million in dividends through December 31, 2020, of which $50.5 million has been paid to NCI and $162.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer.

In June 2019, SC announced that the SC Board of Directors had authorized purchases by SC of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. SC extended the share repurchase program through the end of the third quarter of 2020. On July 31, 2020, SC announced that the Company’s request for certain exceptions to the Interim Policy, prohibiting share repurchases and limiting dividends to all CCAR institutions to the average trailing net income, had been approved. Such approval permitted the SC Board of Directors to authorize SC to continue its share repurchase program through the end of the third quarter of 2020.

On August 10, 2020, SC announced that it had substantially exhausted the amount of shares SC was permitted to repurchase under the previously disclosed exception to the Interim Policy, and that SC has acquired an aggregate of 9.58 million of its shares in a combination of open market and privately negotiated repurchases since July 31, 2020. As a result of these repurchases, SHUSA now owns approximately 80.2% of SC.

Subsequently, the Federal Reserve Board extended the Interim Policy through the first quarter of 2021. As a result of the extension of the Interim Policy, SC may continue, consistent with the Interim Policy, to repurchase a number of shares of SC Common Stock equal to the amount of share issuances related to SC’s expensed employee compensation through the first quarter of 2021.

Please find below the details of SC's tender offer and other share repurchase programs for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
	2020	2019
Tender offer:(1)
Number of shares purchased	17,514,707	—
Average price per share	$26.00	$—
Cost of shares purchased(2)	$455,382	$—

Other share repurchases:
Number of shares purchased	15,956,561	13,870,410
Average price per share	$20.00	$24.35
Cost of shares purchased(2)	$319,075	$337,754

Total number of shares purchased	33,471,268	13,870,410
Average price per share	$23.14	$24.35
Total cost of shares purchased(2)	$774,457	$337,754
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch Auction Tender Offer.
(2) Cost of shares exclude commissions

During the year ended December 31, 2020, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
•BSI declared and paid $35.0 million in dividends to SHUSA.
•SIS declared and paid $16.0 million in dividends to SHUSA.
•SHUSA contributed $25.0 million to SFS.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 8 and Note 19 to the Consolidated Financial Statements, and the "Liquidity and Capital Resources" section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 16 to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$1,156,377	$905,468	$250,909	$—	$—
Notes payable - revolving facilities	4,159,955	345,567	3,814,388	—	—
Notes payable - secured structured financings	26,253,417	225,410	9,066,879	11,284,738	5,676,390
Other debt obligations (1) (2)	18,605,401	2,296,550	9,737,824	4,394,636	2,176,391
CDs (1)	3,926,986	3,119,192	761,435	43,074	3,285
Non-qualified pension and post-retirement benefits	68,988	7,235	14,336	13,958	33,459
Operating leases(3)	665,436	132,331	230,588	164,706	137,811
Total contractual cash obligations	$54,836,560	$7,031,753	$23,876,359	$15,901,112	$8,027,336
Other commitments:
Commitments to extend credit	$30,883,502	$6,840,790	$7,606,387	$5,220,823	$11,215,502
Letters of credit	1,432,764	1,116,237	238,100	47,526	30,901
Total Contractual Obligations and Other Commitments	$87,152,826	$14,988,780	$31,720,846	$21,169,461	$19,273,739
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2020. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $59.4 million.

Excluded from the above table are deposits of $71.4 billion that are due on demand by customers.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 13 and Note 19 to the Consolidated Financial Statements.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2020 and December 31, 2019:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2020	December 31, 2019
Down 100 basis points	(1.12)%	(1.12)%
Up 100 basis points	3.18%	1.31%
Up 200 basis points	6.25%	2.56%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2020 and December 31, 2019.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2020	December 31, 2019
Down 100 basis points	(6.18)%	(3.01)%
Up 100 basis points	1.62%	(0.49)%
Up 200 basis points	0.51%	(3.17)%

As of December 31, 2020, the Company’s profile reflected a decrease of MVE of 6.18% for downward parallel interest rate shocks of 100 basis points and an increase of 1.62 % for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 14 to the Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 13 to the Consolidated Financial Statements.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2020 were $46.4 billion, compared to $50.7 billion at December 31, 2019. Total borrowings decreased $4.3 billion, primarily due to a decrease in FHLB advances at the Bank of $5.9 billion and $1.4 billion of debt maturities and calls, partially offset by new debt issuances of $2.1 billion and an overall increase in SC debt of $0.8 billion. See further detail on borrowings activity in Note 10 to the Consolidated Financial Statements.

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Parent Company & other subsidiary borrowings and other debt obligations
Parent Company senior notes:
Balance	$10,656,350	$9,949,214
Weighted average interest rate at year-end	3.65%	3.68%
Maximum amount outstanding at any month-end during the year	$11,132,959	$9,949,214
Average amount outstanding during the year	$10,528,483	$8,961,588
Weighted average interest rate during the year	3.62%	3.81%
Subsidiary subordinated notes:
Balance	$11	$602
Weighted average interest rate at year-end	2.00%	2.00%
Maximum amount outstanding at any month-end during the year	$284	$41,026
Average amount outstanding during the year	$148	$30,791
Weighted average interest rate during the year	2.71%	2.12%
Subsidiary short-term and overnight borrowings:
Balance	$215,750	$1,831
Weighted average interest rate at year-end	0.10%	0.38%
Maximum amount outstanding at any month-end during the year	$215,750	$34,323
Average amount outstanding during the year	$57,938	$19,162
Weighted average interest rate during the year	0.03%	3.42%
(1) Includes related common securities.

	Year Ended December 31,
(Dollars in thousands)	2020	2019
Bank borrowings and other debt obligations
REIT preferred:
Balance	$0	$125,943
Weighted average interest rate at year-end	—%	13.17%
Maximum amount outstanding at any month-end during the year	$126,388	$146,066
Average amount outstanding during the year	$46,873	$133,068
Weighted average interest rate during the year	13.08%	13.04%
Term loans:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$126,257
Average amount outstanding during the year	$0	$21,023
Weighted average interest rate during the year	—%	5.86%
FHLB advances:
Balance	$1,150,000	$7,035,000
Weighted average interest rate at year-end	0.64%	2.30%
Maximum amount outstanding at any month-end during the year	$8,435,000	$7,035,000
Average amount outstanding during the year	$4,836,639	$5,465,329
Weighted average interest rate during the year	1.39%	2.63%

	Year Ended December 31,
(Dollars in thousands)	2020	2019
SC borrowings and other debt obligations
Revolving credit facilities:
Balance	$4,159,955	$5,399,931
Weighted average interest rate at year-end	2.21%	3.44%
Maximum amount outstanding at any month-end during the year	$6,521,679	$6,753,790
Average amount outstanding during the year	$4,634,770	$5,532,273
Weighted average interest rate during the year	6.82%	6.58%
Revolving credit facilities with Santander:
Balance	$4,000,000	$0
Weighted average interest rate at year-end	1.22%	—%
Maximum amount outstanding at any month-end during the year	$4,000,000	$0
Average amount outstanding during the year	$1,833,333	$0
Weighted average interest rate during the year	1.13%	—%
Public securitizations:
Balance	$18,942,160	$18,807,773
Weighted average interest rate range at year-end	0.60% - 3.42%	1.35% - 3.42%
Maximum amount outstanding at any month-end during the year	$19,736,036	$19,656,531
Average amount outstanding during the year	$18,584,787	$19,000,303
Weighted average interest rate during the year	2.30%	2.54%
Privately issued amortizing notes:
Balance	$7,235,241	$9,334,112
Weighted average interest rate range at year-end	1.28% - 3.90%	1.05% - 3.90%
Maximum amount outstanding at any month-end during the year	$10,074,482	$9,334,112
Average amount outstanding during the year	$8,998,150	$7,983,672
Weighted average interest rate during the year	1.61%	3.48%

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

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2020(1)	2019	2018	2017	2016
Return on Average Assets:
Net income/(loss)	$(656,303)	$1,041,817	$991,035	$957,975	$640,763
Average assets	149,645,866	142,308,583	131,232,021	134,522,957	141,921,781
Return on average assets	(0.44)%	0.73%	0.76%	0.71%	0.45%

Return on Average Equity:
Net income/(loss)	$(656,303)	$1,041,817	$991,035	$957,975	$640,763
Average equity	21,719,676	24,639,561	24,103,584	23,388,410	22,232,729
Return on average equity	(3.02)%	4.23%	4.11%	4.10%	2.88%

Average Equity to Average Assets:
Average equity	$21,719,676	$24,639,561	$24,103,584	$23,388,410	$22,232,729
Average assets	149,645,866	142,308,583	131,232,021	134,522,957	141,921,781
Average equity to average assets	14.51%	17.31%	18.37%	17.39%	15.67%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$8,208,234	$6,365,852	$5,832,325	$5,764,324	$5,386,194

Net interest income	$6,359,481	$6,442,768	$6,344,850	$6,423,950	$6,564,692
Non-interest income	3,949,988	3,729,117	3,244,308	2,901,253	2,755,705
Total net interest income and non-interest income (denominator)	10,309,469	10,171,885	9,589,158	9,325,203	9,320,397

Efficiency ratio	79.62%	62.58%	60.82%	61.81%	57.79%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge on SBNA.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2020
	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$11,922,375	$13,680,941	$19,886,878	$22,021,460	$11,922,375	$19,886,878
Goodwill	(1,554,410)	(3,402,637)	(2,596,161)	(4,444,389)	(1,554,410)	(2,596,161)
Intangible assets	(1,488)	(1,802)	(357,547)	(416,204)	(1,488)	(357,547)
Deferred taxes on goodwill and intangible assets	111,231	242,333	123,945	397,485	111,231	123,945
Other adjustments to CET1(3)	126,282	(238,923)	1,481,707	(39,362)	(231,273)	(125,585)
Disallowed deferred tax assets	(131,589)	(129,885)	(4,325)	(215,330)	(131,589)	(4,325)
Accumulated other comprehensive loss	(205,613)	69,792	(166,295)	88,207	(205,613)	(166,295)
CET1 capital (numerator)	$10,266,788	$10,219,819	$18,368,202	$17,391,867	$9,909,233	$16,760,910
RWAs (denominator)(2)	65,519,986	64,677,883	115,205,746	118,898,213	65,313,771	112,521,016
Ratio	15.67%	15.80%	15.94%	14.63%	15.17%	14.90%

(1)    CET1 is calculated under Basel III regulations.
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
(3)    Represent the impact of NCI, and CECL transition adjustments for regulatory capital.
(4)    Represents non-GAAP measures.

2020 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2020 of $487.9 million compared to net income of $874.5 million for the third quarter of 2020. The most significant period-over-period variances were:
•a decrease in total fees and other income of $212.9 million, comprised of the mark to market on the personal unsecured portfolio HFS included in miscellaneous income, net, and lower fourth quarter gains on the sale of residual leases. Third quarter other income also included the gain on sale of SBC.
•an increase in the income tax provision of $215.5 million primarily due to the third quarter recorded tax benefit resulting from The Company reaching 80% ownership of SC.

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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on financial instruments in 2020.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan and Lease Losses on Loans Held for Investment – Significant adjustments to macroeconomic inputs and qualitative adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2020, the allowance for loan and lease losses was $7.3 billion on total loans held for investment of $92.1 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, Housing Price Index (HPI), gross domestic product (GDP), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for estimation of the likelihood that the borrower will default in the forecasted period. To estimate the loss in the event of default, the models use unemployment, HPI, CRE and used vehicle indices, along with loan level characteristics as key inputs. Management utilizes qualitative factors to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of the portfolio metrics and collateral value. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The scenarios used are periodically updated over a reasonable and supportable time horizon with weightings assigned by management.

The principal considerations for our determination that performing procedures relating to significant adjustments to macroeconomic inputs and qualitative adjustments to the allowance for loan and lease losses on loans held for investment is a critical audit matter are (i) the significant judgment by management in determining the allowance for loan and lease losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the significant adjustments to macroeconomic inputs and qualitative adjustments related to macroeconomic scenario weighting, portfolio metrics, and collateral value; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan and lease losses on loans held for investment estimation process, which included controls over the significant adjustments to macroeconomic inputs and qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the estimate of expected credit losses, which included evaluating the appropriateness of the methodology and models, testing the data used in the estimate and evaluating the reasonableness of the significant adjustments to macroeconomic inputs and qualitative adjustments related to macroeconomic scenario weighting, portfolio metrics, and collateral value.

Goodwill Impairment Assessment – Consumer Business Banking (CBB), Commercial & Industrial (C&I) and Commercial Real Estate & Vehicle Financing (CRE & VF) Reporting Units

As described in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance was $2.6 billion as of December 31, 2020, and the goodwill associated with the CBB, C&I and CRE & VF reporting units was $297.8 million, $52.2 million and $1.1 billion, respectively. Management conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis at October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Management determines the fair value of reporting units using a combination of the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the discounted cash flows method). For the income approach, management determines a discount rate and a long-term growth rate. If the carrying value of the reporting unit is higher than the fair value, impairment is measured as the excess of carrying value over fair value. During the second quarter of 2020, management concluded that, primarily due to the ongoing economic impacts of the COVID-19 pandemic, a goodwill triggering event occurred for the CBB, C&I and CRE & VF reporting units. Based on the goodwill impairment analysis performed as of June 30, 2020, management concluded that a goodwill impairment charge of $1.6 billion and $0.3 billion was required for the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the CBB, C&I and CRE & VF reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value of the CBB, C&I and CRE & VF reporting units, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the long-term growth rates and discount rates used by management in determining the fair value of the reporting units; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the fair value of the Company’s reporting units. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the fair value of the CBB, C&I and CRE & VF reporting units, which included evaluating the appropriateness of the methodology including the discounted cash flows method, testing the data used in the estimate and evaluating the reasonableness of the long-term growth rates and discount rates used by management in determining the fair value of the reporting units. Evaluating the reasonableness of management’s assumptions related to the long-term growth rates involved consideration of (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2021

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Audited (In thousands)

	December 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$12,621,281	$7,644,372
Investment securities:
AFS at fair value	11,313,489	14,339,758
HTM (fair value of $5,677,929 and $3,957,227 as of December 31, 2020 and December 31, 2019, respectively)	5,504,685	3,938,797
Other investments (includes trading securities of $40,435 and $1,097 as of December 31, 2020 and December 31, 2019, respectively)	1,553,862	995,680
LHFI(1) (5)	92,133,182	92,705,440
ALLL (5)	(7,338,493)	(3,646,189)
Net LHFI	84,794,689	89,059,251
LHFS (2)	2,226,196	1,420,223
Premises and equipment, net (3)	787,341	798,122
Operating lease assets, net (5)(6)	16,412,929	16,495,739
Goodwill	2,596,161	4,444,389
Intangible assets, net	357,547	416,204
BOLI	1,908,806	1,860,846
Restricted cash (5)	5,303,460	3,881,880
Other assets (4) (5)	4,052,230	4,204,216
TOTAL ASSETS	$149,432,676	$149,499,477
LIABILITIES
Accounts payables and Accrued expenses	$4,700,349	$4,476,072
Deposits and other customer accounts	75,303,707	67,326,706
Borrowings and other debt obligations (5)	46,359,467	50,654,406
Advance payments by borrowers for taxes and insurance	144,214	153,420
Deferred tax liabilities, net	182,353	1,521,034
Other liabilities (5)	1,479,874	969,009
TOTAL LIABILITIES	128,169,964	125,100,647
Commitments and contingencies (Note 19)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2020 and December 31, 2019)	17,876,818	17,954,441
Accumulated other comprehensive income/(loss), net of taxes	166,295	(88,207)
Retained earnings	1,843,765	4,155,226
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,886,878	22,021,460
NCI	1,375,834	2,377,370
TOTAL STOCKHOLDER'S EQUITY	21,262,712	24,398,830
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$149,432,676	$149,499,477
(1) LHFI includes $50.4 million and $102.0 million of loans recorded at fair value at December 31, 2020 and December 31, 2019, respectively.
(2) Includes $265.4 million and $289.0 million of loans recorded at the FVO at December 31, 2020 and December 31, 2019, respectively.
(3) Net of accumulated depreciation of $1.6 billion and $1.5 billion at December 31, 2020 and December 31, 2019, respectively.
(4) Includes MSRs of $77.5 million and $130.9 million at December 31, 2020 and December 31, 2019, respectively, for which the Company has elected the FVO. See Note 14 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2020 and December 31, 2019, LHFI included $22.6 billion and $26.5 billion, Operating leases assets, net included $16.4 billion and $16.5 billion, restricted cash included $1.7 billion and $1.6 billion, other assets included $791.3 million and $625.4 million, Borrowings and other debt obligations included $31.7 billion and $34.2 billion, and Other liabilities included $84.9 million and $188.1 million of assets or liabilities that were included within VIEs, respectively. See Note 8 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.8 billion and $4.2 billion at December 31, 2020 and December 31, 2019, respectively.
See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited (In thousands)

	Year Ended December 31,
	2020	2019	2018
INTEREST INCOME:
Loans	$7,657,090	$8,098,482	$7,546,376
Interest-earning deposits	53,406	174,189	137,753
Investment securities:
AFS	191,451	280,927	297,557
HTM	96,763	70,815	68,525
Other investments	21,574	25,782	18,842
TOTAL INTEREST INCOME	8,020,284	8,650,195	8,069,053
INTEREST EXPENSE:
Deposits and other customer accounts	290,405	574,471	389,128
Borrowings and other debt obligations	1,370,398	1,632,956	1,335,075
TOTAL INTEREST EXPENSE	1,660,803	2,207,427	1,724,203
NET INTEREST INCOME	6,359,481	6,442,768	6,344,850
Credit loss expense	2,868,183	2,292,017	2,339,898
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	3,491,298	4,150,751	4,004,952
NON-INTEREST INCOME:
Consumer and commercial fees	471,901	548,846	568,147
Lease income	3,037,284	2,872,857	2,375,596
Miscellaneous income, net(1) (2)	409,506	301,598	307,282
TOTAL FEES AND OTHER INCOME	3,918,691	3,723,301	3,251,025
Net gain(loss) on sale of investment securities	31,297	5,816	(6,717)
TOTAL NON-INTEREST INCOME	3,949,988	3,729,117	3,244,308
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	1,896,480	1,945,047	1,799,369
Occupancy and equipment expenses	632,424	603,716	659,789
Technology, outside service, and marketing expense	548,662	656,681	590,249
Loan expense	328,549	405,367	384,899
Lease expense	2,393,339	2,067,611	1,789,030
Impairment of goodwill	1,848,228	—	—
Other expenses	560,552	687,430	608,989
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	8,208,234	6,365,852	5,832,325
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	(766,948)	1,514,016	1,416,935
Income tax (benefit)/provision	(110,645)	472,199	425,900
NET INCOME / (LOSS) INCLUDING NCI	(656,303)	1,041,817	991,035
LESS: NET INCOME ATTRIBUTABLE TO NCI	184,061	288,648	283,631
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$(840,364)	$753,169	$707,404
(1) Netted down by impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio of $509.2 million, $404.6 million, and $382.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
Audited (In thousands)

	Year Ended December 31,
	2020	2019	2018
NET INCOME / (LOSS) INCLUDING NCI	$(656,303)	$1,041,817	$991,035
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1) (2)	98,281	(301)	(3,796)
Net unrealized (losses) / gains on AFS investment securities, net of tax (2)	140,143	222,887	(80,891)
Pension and post-retirement actuarial gains, net of tax (2)	16,078	10,859	560
TOTAL OTHER COMPREHENSIVE GAIN / (LOSS), NET OF TAX	254,502	233,445	(84,127)
COMPREHENSIVE INCOME / (LOSS)	(401,801)	1,275,262	906,908
NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	184,061	288,648	283,631
COMPREHENSIVE INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$(585,862)	$986,614	$623,277

(1) Excludes $(7.4) million, $(18.3) million and $(3.1) million of Other comprehensive income/(loss) attributable to NCI for the years ended December 31, 2020, 2019, and 2018, respectively.
(2) Excludes $39.1 million impact of OCI reclassified to Retained earnings as a result of the adoption of ASU 2018-02 for the year ended December 31, 2018.

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
Audited (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2018	530,391	$195,445	$17,723,010	$(198,431)	$3,453,957	$2,516,851	$23,690,832
Cumulative effect adjustment upon adoption of new ASU and other	—	—	—	(39,094)	47,549	—	8,455
Comprehensive (loss) / income Attributable to SHUSA	—	—	—	(84,127)	707,404	—	623,277
Other comprehensive loss attributable to NCI	—	—	—	—	—	(3,130)	(3,130)
Net Income Attributable to NCI	—	—	—	—	—	283,631	283,631
Impact of SC Stock Option Activity	—	—	—	—	—	12,411	12,411
Contribution from shareholder and related tax impact		—	88,468	—	—	—	88,468
Contribution of SAM from shareholder	—	—	4,396	—	—	—	4,396
Redemption of Preferred Stock	—	(195,445)	—	—	(4,555)	—	(200,000)
Dividends declared and paid to common stock	—	—	—	—	(410,000)	—	(410,000)
Dividends paid to NCI	—	—	—	—	—	(57,511)	(57,511)
Stock repurchase attributable to NCI	—	—	43,430	—	—	(226,077)	(182,647)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, December 31, 2018	530,391	$—	$17,859,304	$(321,652)	$3,783,405	$2,526,175	$23,847,232
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	—	18,652	—	18,652
Comprehensive income attributable to SHUSA	—	—	—	233,445	753,169	—	986,614
Other comprehensive loss attributable to NCI	—	—	—	—	—	(18,265)	(18,265)
Net income attributable to NCI	—	—	—	—	—	288,648	288,648
Impact of SC stock option activity	—	—	—	—	—	10,176	10,176
Contribution from shareholder and related tax impact (Note 12)	—	—	88,927	—	—	—	88,927
Dividends declared and paid on common stock	—	—	—	—	(400,000)	—	(400,000)
Dividends paid to NCI	—	—	—	—	—	(85,160)	(85,160)
Stock repurchase attributable to NCI	—	—	6,210	—	—	(344,204)	(337,994)
Balance, December 31, 2019	530,391	$—	$17,954,441	$(88,207)	$4,155,226	$2,377,370	$24,398,830
Cumulative-effect adjustment upon adoption of CECL Standard (Note 1)	—	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	—	254,502	(840,364)	—	(585,862)
Other comprehensive loss attributable to NCI	—	—	—	—	—	(7,372)	(7,372)
Net income attributable to NCI	—	—	—	—	—	184,061	184,061
Impact of SC stock option activity	—	—	—	—	—	5,536	5,536
Dividends declared and paid on common stock	—	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	—	(50,546)	(50,546)
Stock repurchase attributable to NCI	—	—	(77,623)	—	—	(693,848)	(771,471)
Balance, December 31, 2020	530,391	$—	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712

See accompanying unaudited notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income including NCI	$(656,303)	$1,041,817	$991,035
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	1,848,228	—	—
Credit loss expense	2,868,183	2,292,017	2,339,898
Deferred tax (benefit)/expense	(276,155)	339,152	416,875
Depreciation, amortization and accretion	2,766,050	2,402,611	1,913,225
Net loss on sale of loans	374,734	397,037	379,181
Net (gain)/loss on sale of investment securities	(31,297)	(5,816)	6,717
Loss on debt extinguishment	10,887	2,735	3,470
Net (gain)/loss on real estate owned, premises and equipment, and other	(66,150)	(19,637)	10,610
Stock-based compensation	33	317	913
Equity loss/(income) on equity method investments	11,538	(1,584)	(4,324)
Originations of LHFS, net of repayments	(3,413,366)	(1,462,963)	(2,982,366)
Purchases of LHFS	—	(387)	(1,381)
Proceeds from sales of LHFS	1,770,402	1,563,206	4,264,959
Net change in:
Revolving personal loans	(282,371)	(360,922)	(371,716)
Other assets, BOLI and trading securities	621,985	(152,520)	(200,380)
Other liabilities	(277,399)	814,094	248,345
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,268,999	6,849,157	7,015,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	2,665,593	1,423,579	1,262,409
Proceeds from prepayments and maturities of AFS investment securities	8,125,673	6,688,603	2,616,417
Purchases of AFS investment securities	(7,632,295)	(10,534,918)	(2,421,286)
Proceeds from prepayments and maturities of HTM investment securities	1,225,093	392,971	338,932
Purchases of HTM investment securities	(2,707,302)	(1,595,777)	(135,898)
Proceeds from sales of other investments	431,819	264,364	153,294
Proceeds from maturities of other investments	85	13,673	45
Purchases of other investments	(902,090)	(369,361)	(214,427)
Proceeds from sales of LHFI	3,489,035	2,583,563	1,016,652
Distributions from equity method investments	8,053	4,539	9,889
Contributions to equity method and other investments	(135,298)	(228,275)	(122,816)
Proceeds from settlements of BOLI policies	11,023	34,941	20,931
Purchases of LHFI	(77,136)	(897,907)	(1,243,574)
Net change in loans other than purchases and sales	(3,751,019)	(10,184,035)	(8,462,103)
Purchases and originations of operating leases	(6,860,838)	(8,597,560)	(9,859,861)
Proceeds from the sale and termination of operating leases	4,273,115	3,502,677	3,588,820
Manufacturer incentives	433,062	794,237	1,098,055
Proceeds from sales of real estate owned and premises and equipment	49,981	68,491	53,569
Purchases of premises and equipment	(195,807)	(216,810)	(159,887)
Net cash paid for branch disposition	—	(329,328)	—
Upfront fee paid to FCA	—	(60,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(1,549,253)	(17,242,333)	(12,460,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts (1)	7,977,001	6,286,153	680,277
Net change in short-term borrowings	(36,672)	191,931	(168,769)
Net proceeds from long-term borrowings	42,867,377	48,043,664	46,461,404
Repayments of long-term borrowings	(41,537,581)	(44,522,618)	(43,277,142)
Proceeds from FHLB advances (with terms greater than 3 months)	2,500,000	4,435,000	4,900,000
Repayments of FHLB advances (with terms greater than 3 months)	(8,135,882)	(2,500,000)	(2,000,000)
Net change in advance payments by borrowers for taxes and insurance	(9,206)	(7,308)	1,407
Cash dividends paid to preferred stockholders	—	—	(10,950)
Dividends paid on common stock	(125,000)	(400,000)	(410,000)
Dividends paid to NCI	(50,546)	(85,160)	(57,511)
Stock repurchase attributable to NCI	(771,471)	(337,994)	(182,647)
Proceeds from the issuance of common stock	723	4,529	8,204
Capital contribution from shareholder	—	88,927	85,035
Redemption of preferred stock	—	—	(200,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,678,743	11,197,124	5,829,308

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,398,489	803,948	383,530
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	11,526,252	10,722,304	10,338,774
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (2)	$17,924,741	$11,526,252	$10,722,304

SUPPLEMENTAL DISCLOSURES
Income taxes (received)/paid, net	$(60,703)	$35,355	$26,261
Interest paid	1,689,643	2,210,838	1,694,850

NON-CASH TRANSACTIONS
Loans transferred to/(from) other real estate owned	(41,398)	(1,423)	86,467
Loans transferred from/(to) LHFI (from)/to LHFS, net	3,009,343	2,727,067	731,944
Unsettled purchases of investment securities	113,537	3,108	2,298
Contribution of SAM from shareholder (3)	—	—	4,396
AFS investment securities transferred to HTM investment securities	—	—	1,167,189
Adoption of lease accounting standard:
ROU assets	—	664,057	—
Accrued expenses and payables	—	705,650	—

(1) The net change in deposits for the year ended December 31, 2020 includes the sale of $4.2 billion of SBC deposits. Refer to Note 1 for further information on the sale of SBC.
(2) The years ended December 31, 2020, 2019, and 2018 include cash and cash equivalents balances of $12.6 billion, $7.6 billion, and $7.8 billion, respectively, and restricted cash balances of $5.3 billion, $3.9 billion, and $2.9 billion, respectively.
(3) The contribution of SAM was accounted for as a non-cash transaction.

See accompanying unaudited notes to Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston and the Bank's home office is in Wilmington, Delaware. SSLLC, SIS, and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are the Bank and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of December 31, 2020, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

On September 1, 2020 the Company sold its investment in Santander BanCorp ("SBC"), a financial holding company headquartered in Puerto Rico that offered a full range of financial services through its wholly-owned banking subsidiary, BSPR. Refer to the caption "Divestitures" below for more information.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Divestitures

In 2019 the Company entered into an agreement to sell the stock of SBC. On September 1, 2020, the Company completed the sale of SBC to FirstBank Puerto Rico for approximately $1.28 billion. The sale of SBC resulted in the recognition of a gain in the third quarter of 2020 totaling $62 million, reported in Miscellaneous income, net and a tax impact of $12 million, for a total net gain of $50 million. In addition, the Company reclassified to income approximately $23.6 million ($14.8 million after tax) of OCI related to its investment in SBC which is also recorded in Miscellaneous income, net. The final sales price and gain on sale are subject to adjustments based on the buyer’s review of the transferred assets and liabilities, in accordance with the agreement. In the second quarter of 2020, the Company recorded a $39 million tax expense to establish a deferred tax liability for the book over tax basis in its investment in SBC. Transaction expenses related to the sale of SBC totaled approximately $10.0 million through September 30, 2020.

At August 31, 2020 and December 31, 2019, the Consolidated Balance Sheets of the Company included total assets of $5.5 billion and $6.0 billion, respectively, total liabilities of $4.3 billion and $4.8 billion, respectively, and total equity of $1.2 billion at both dates attributable to SBC.

The Consolidated Statements of Operations of the Company for the nine-months ended September 30, 2020 included $33.1 million of net income attributable to SBC and $66.6 million of net income attributable to SBC for the comparative period in 2019.

As part of the stipulations of the transaction, SBC transferred all of its non-performing assets to the Company's wholly-owned subsidiary, SFS. This resulted in three separate transactions executed in December 2019, August 2020, and October 2020 for a total of $160.0 million in loans and $30.0 million of real estate owned.

Other transactions

During 2019, SBNA completed the sale of 14 bank branches and four ATMs located in central Pennsylvania, together with approximately $471 million of deposits and $102 million of retail and business loans, to First Commonwealth Bank for a gain of $30.9 million.

Basis of Presentation

These Consolidated Financial Statements include the accounts of the Company and its consolidated subsidiaries, including certain Trusts that are considered VIEs. The Company generally consolidates VIEs for which it is deemed to be the primary beneficiary and VOEs in which the Company has a controlling financial interest. All significant intercompany balances and transactions have been eliminated in consolidation.

These Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to SEC regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and SCF for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, accretion of discounts and subvention on RICs, fair value measurements, expected end-of-term lease residual values, values of repossessed assets, goodwill, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Recently Adopted Accounting Standards

Since January 1, 2020, the Company adopted the following FASB ASUs:
•Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. This guidance significantly changed how entities measure credit losses for most financial assets. The amendment introduced a new credit reserving framework known as CECL, which replaced the incurred loss impairment framework with one that reflects expected credit losses over the expected lives of financial assets and commitments, and requires consideration of a broader range of reasonable and supportable information, including estimation of future expected changes in macroeconomic conditions. Additionally, the standard changes the accounting framework for purchased credit-deteriorated HTM debt securities and loans, and dictates measurement of AFS debt securities using an allowance instead of reducing the carrying amount as it was under the OTTI framework. The Company adopted the new guidance on January 1, 2020 on a modified retrospective basis which resulted in an increase in the ACL of approximately $2.5 billion, a decrease in stockholder's equity of approximately $1.8 billion and a decrease in deferred tax liabilities, net of approximately $0.7 billion at January 1, 2020.  The increase was based on forecasts of expected future economic conditions and was primarily driven by the fact that the allowance covers expected credit losses over the full expected life of the loan portfolios.

•In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides temporary optional expedients to reduce the costs and complexity associated with the high volume of contractual modifications expected in the transition away from LIBOR as the benchmark rate in contracts and hedges. These optional expedients allow entities to negate many of the accounting impacts of modifying contracts and hedging relationships necessitated by reference rate reform, allowing them to generally maintain the accounting as if a change had not occurred. The Company adopted this standard during the three-month period ended March 31, 2020, electing the practical expedients relative to the Company’s contracts and hedging relationships modified as a result of reference rate reform through December 31, 2022. Topic 848 was amended by ASU 2021-01 in January 2021. These practical expedients did not have a material impact on the Company’s business, financial position, results of operations, or disclosures.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Sales of RICs and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPEs and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company have both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated retail installment contracts. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to the Company's creditors or other subsidiaries.

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

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge offs, amortization of premium and accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at fair value at the date of transfer. The unrealized holding gain or loss at the date of transfer is retained in AOCI and in the carrying value of the HTM securities. Such amounts are amortized over the remaining lives of the securities. Any reserve for credit losses on investments recorded while the security was classified as AFS will be reversed through provision expense in non-interest income. Thereafter, the allowance will be recorded through provision expense using the HTM valuation reserve.

Debt securities expected to be held for an indefinite period of time are classified as AFS and recorded on the balance sheet at fair value. If the fair value of an AFS debt security declines below its amortized cost basis and the Company does not have the intention or requirement to sell the security before it recovers its amortized cost basis, declines due to credit factors will be recorded in earnings through an a reserve for credit losses on investments, and declines due to non-credit factors will be recorded in AOCI, net of taxes. Subsequent to recognition of a credit loss, improvements to the expectation of collectability will be reversed through the allowance. If the Company has the intention or requirement to sell the security, the Company will record its fair value changes in earnings as a direct write down to the security. Increases in fair value above amortized cost basis are recorded in AOCI, net of taxes.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company conducts a comprehensive security-level impairment assessment quarterly on all AFS securities with a fair value that is less than their amortized cost basis to determine whether the loss is due to credit factors. The quarterly assessment takes into consideration whether (i) the Company has the intent to sell or (ii) it is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. Similar to HTM securities, securities for which management expects risk of nonpayment of the amortized costs basis is zero do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income as a separate line item, and by the recording of a valuation reserve. The non-credit component is recorded within AOCI.

Prior to the adoption of CECL, credit losses on HTM and AFS securities were recorded as direct write downs of the investment in the asset and in noninterest income.

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

Debt securities held for trading purposes and equity securities are carried at fair value, with changes in fair value recorded in non-interest income. Investments that are purchased principally for the purpose of economically hedging MSR in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Miscellaneous income, net line of the Consolidated Statements of Operations.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. Although FHLB and FRB stock are equity interests in the FHLB and FRB, respectively, neither has a readily determinable fair value, because ownership is restricted and they are not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock and FRB stock are carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. Our estimated weighted average prepayment rates ranged from 9.8% to 16.2% at December 31, 2020 and 5.1% to 11.0% at December 31, 2019.

The Company’s LHFI are carried at amortized cost, net of the ALLL. When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with the accounting guidance for loan origination fees and costs in ASC 310-20. These cost basis adjustments generally include the following:

•Origination costs.
•Dealer discounts - dealer discounts to the principal balance of the loan generally occur in circumstances in which the contractual interest rate on the loan is not sufficient to compensate for the credit risk of the borrower.
•Participation - participation fees, or premiums, paid to the dealer as a form of profit-sharing, rewarding the dealer for originating loans that perform.
•Subvention - payments received from the vehicle manufacturer as compensation (yield enhancement) for the cost of below-market interest rates offered to consumers.

Originated loans are initially recorded at the proceeds paid to fund the loan. Loan origination fees and costs and any discount at origination for loans is considered by the Company to reflect yield enhancements and is accreted to income using the effective interest method.

Collateral is generally required for originated loans. For commercial loans, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by guarantees. CRE loans are secured by real estate at specified LTV ratios and often by a guarantee. SHUSA originates and purchases residential mortgage loans and home equity loans and lines that are secured by the underlying 1-4 family residential properties. RICs and auto loans are secured by the underlying vehicles.

See LHFS subsection below for accounting treatment when an HFI loan is re-designated as LHFS.

Purchased LHFI

Purchased loans are generally loans acquired in a bulk purchase or business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans.

Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination (i.e., PCI loans) require the recognition of an ACL at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCI loan. The ACL is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the fair value option at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under the FVO.

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

For loans under the FVO, the Company recognizes the fair value adjustments as part of other non-interest income in the Company’s Consolidated Statements of Operations. Generally, the Company does not recognize interest income on non-accrual loans under the FVO. For certain loans which the Company has elected to account for at fair value that are not considered non-accrual, the Company separately recognizes interest income from the total fair value adjustment.

Allowance for Credit Losses

General

The ALLL and reserve for off-balance sheet commitments (together, the ACL) are maintained at levels that represent management’s best estimate of expected credit losses in the Company’s HFI loan portfolios, excluding those loans accounted for under the FVO. Credit loss expenses are charged in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s HFI loan portfolios. The allowance for expected credit losses is measured based on a current expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The ALLL is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the Company’s HFI loan portfolios. The reserve for off-balance sheet commitments represents the expected credit losses for unfunded lending commitments and financial guarantees, and is presented within Other liabilities on the Company's Consolidated Balance Sheets. The reserve for off-balance sheet commitments, together with the ALLL, is generally referred to collectively throughout this Form 10-K as the ACL, despite the presentation differences.

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

Methodology

The Company uses several methodologies for the measurement of ACL. The ACL is made up of a quantitative and a qualitative component. To determine the quantitative component, the Company generally uses a DCF approach for determining ALLL for TDRs and other individually assessed loans, and loss rate statistical methodology for other loans. The methodologies utilized by the Company to estimate expected credit losses vary by product type.

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

CECL Models

The Company uses a statistical methodology based on an expected credit loss approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses.
•In calculating the PD and payoff, the Company developed model forecasts which consider variables such as delinquency status, loan tenor and credit quality as measured by internal risk ratings assigned to individual loans and credit facilities.
•The LGD component forecasts the extent of losses given that a default has occurred and considers variables such as collateral, LTV and credit quality.
•The EAD component captures the effects of expected partial prepayments and underpayments that are expected to occur during the forecast period and considers variables such as LTV, collateral and credit quality indicators.

The above expected credit loss components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDRs and individually assessed loans, and the non-DCF approach for other loans.

When using a non-DCF method to measure the ACL, the Company measures expected credit losses over the asset’s contractual term, adjusted for (a) expected prepayments, (b) expected extensions associated with assets for which management has a reasonable expectation at the reporting date that it will execute a TDR with the borrower, and (c) expected extensions or renewal options (excluding those that are accounted for as derivatives) included in the original or modified contract at the reporting date that are not unconditionally cancellable by the Company.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

For all collateral-dependent loans, the Company measures the ACL as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. If repayment or satisfaction of the loan is dependent only on the operation, rather than the sale of the collateral, the measure of credit losses does not incorporate estimated costs to sell.

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

Qualitative Reserves

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains a qualitative reserve as a component of the ACL to recognize the existence of these exposures. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in deriving the quantitative component of the allowance, as well as potential variability in estimates.

Quantitative models have certain limitations regarding estimating expected losses in times of rapidly changing macro-economic forecasts. The ACL estimate includes qualitative adjustments to adjust for limitations in modeled results with respect to forecasted economic conditions that are well outside of historic economic conditions used to develop the models and to give consideration to significant government relief programs, stimulus, and internal credit accommodations. Management believes the qualitative component of the ACL, which incorporates management’s expert judgment related to expected future credit losses, will continue to represent a significant portion of the ACL for the foreseeable future.

The qualitative adjustment is also established in consideration of several factors such as the interpretation of economic trends, changes in the nature and volume of our loan portfolios, trends in delinquency and collateral values, and concentration risk. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance when necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The ACL is subject to review by banking regulators. The Company's primary bank regulators conduct examinations of the ACL and make assessments regarding the methodology employed in its determination.

Changes in the assumptions used in these estimates could have a direct material impact on credit loss expense in the Consolidated Statements of Operations and in the allowance for loan losses. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgement in evaluating the appropriateness of the allowance. Material changes to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

In 2019 (prior to the adoption of CECL), the Company used the incurred loss approach in providing an ACL on the recorded investment of its loans. This approach requires that loan loss provisions are recognized and the corresponding allowance recorded when, based on all available information, it is probable that a credit loss has been incurred. The estimate for credit losses for loans that are individually evaluated for impairment is generally determined through an analysis of the present value of the loan’s expected future cash flows, except for those that are deemed to be collateral dependent. For those loans that are collectively assessed for impairment, the Company utilizes historical loan loss experience information as part of its evaluation. Similar to the CECL methodology, the Company considers whether to adjust the quantitative reserves for certain external and internal qualitative factors, which may increase or decrease the reserves for credit losses.

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

The Company generally places commercial loans on non-accrual status when they become 90 days or more past due. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, cash payments received from the borrower are generally applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Collateral dependent loans are generally not returned to accrual status. Refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status.

Consumer loans (excluding RICs and auto loans) are placed on nonaccrual status when they meet certain delinquency thresholds, or sooner if collectability of the amortized cost basis is in doubt. Residential mortgages, home equity loans and lines and unsecured loans are generally placed on nonaccrual status at 90 days past due, and returned to accrual status when they become current.

Credit cards continue to accrue interest until they become 180 days past due, at which point they are charged-off.

For RICs and auto loans, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes more than 60 days past due, (i.e. 61 or more DPD) and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The Company considers a RICs and auto loans delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time. RICs and auto loans accounted for using the FVO are not placed on nonaccrual.

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment.

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

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due, and other loans (closed-end) are charged-off when they become 120 days past due. RICs and auto loans are charged-off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. For RICs and auto loans, a net charge off represents the difference between the estimated net sales proceeds and the Company's amortized cost basis of the related contract. Revolving personal unsecured loans are charged off when they become 180 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

Accounts in repossession that have been charged off and are pending liquidation are removed from loans and the related repossessed assets are included in Other assets in the Company's Consolidated Balance Sheets. For residential mortgages, foreclosed real estate is moved to Other assets when the Company has obtained legal title to the property.

Loans receiving a bankruptcy notice or for which fraud has been discovered are written down to the collateral value less costs to sell within 60 days of such notice or discovery. Charge-offs are not required when it can be clearly demonstrated that repayment will occur regardless of delinquency status. Factors that would demonstrate repayment include a loan that is secured by collateral and is in the process of collection, a loan supported by a valid guarantee or insurance, or a loan supported by a valid claim against a solvent estate.

Expected recoveries of amounts previously written off and expected to be written off are included in the Allowance for Credit Losses up to the aggregate of amounts previously written off and expected to be written off by the Company.

TDRs

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. The types of concessions granted are generally payment deferrals, interest rate reductions, limitations on accrued interest charged, term extensions and deferments of principal. TDRs are generally placed on non-accrual status at the time of modification, (unless the loan was performing immediately prior to modification) and returned to accrual after a sustained period of repayment performance. Collateral dependent TDRS are generally not returned to accrual status. All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Short-term modifications are generally not classified as TDRs. In response to the 2020 COVID-19 pandemic, the Company implemented loan modification programs to assist borrowers impacted by the pandemic. Under these programs, payment deferrals of up to six months to borrowers who were performing prior to the modification are considered short term modifications and are not classified as TDRs. Additionally, certain consumer loans that are granted deferrals beyond 180 days are not classified as TDRs if they comply with the requirements of the CARES Act.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Consumer Loan TDRs

The majority of the Company's TDR balance is comprised of RICs and auto loans. The terms of the modifications for the RIC and auto loan portfolio generally include one or a combination of a reduction of the stated interest rate of the loan or an extension of the maturity date.

In accordance with our policies and guidelines, the Company at times offers extensions (deferrals) to consumers on our RIC and auto loan consumers under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of months extended for the life of the loan for all automobile RICs is 8, while some marine and RV contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. The Company considers all RICs and auto loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs.

RIC and auto loan TDRs are placed on non-accrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes past due more than 60 days. For RICs and auto loans on nonaccrual status, interest income is recognized on a cash basis. The accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due.

At the time a deferral is granted on a RIC or auto loan, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account.

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

Consumer TDRs in the residential mortgage and home equity portfolios are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved. In addition to those identified as TDRs above, loans discharged under Chapter 7 bankruptcy are considered TDRs and collateral-dependent, regardless of delinquency status. These loans are written down to the fair market value of collateral and classified as non-accrual/non-performing for the remaining life of the loan.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Impact to ACL

The Company’s policies for estimating the ACL also apply to TDRs as follows:

•The Company reflects the impact of the concession in the ACL for TDRs. Interest rate concessions and significant term deferrals can only be captured within the ACL by using a DCF method. Therefore, in circumstances in which the Company offers such extensions in its TDR modification, it uses a DCF Method to calculate the ACL.

•The Company recognizes the impact of a TDR modification to the ACL when the Company has a reasonable expectation that the TDR modification will be executed.

Typically, commercial loans whose terms are modified in a TDR will have been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on the fair values of their collateral less its estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology generally remains unchanged.

For consumer loans, prior to loans being placed in TDR status, the Company generally measures its allowance under a loss contingency methodology in which loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores. Upon TDR modification, the Company generally measures consumer loan impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the amortized cost basis.

RIC and auto loan TDRs that subsequently default continue to have impairment measured based on the difference between the amortized cost basis of the RIC or auto loan and the present value of expected cash flows. For the Company's other consumer TDR portfolios, impairment on subsequently defaulted loans is generally measured based on the fair value of the collateral, if applicable, less its estimated cost to sell.

When a DCF methodology is used, cash flows are generally discounted at the individual asset’s EIR, or an individual asset’s prepay-adjusted EIR. The Company has made the following elections:
•RICs and auto loans: When a DCF methodology is used, the Company discounts cash flows using the prepay-adjusted EIR.
•All Other Assets: When a DCF methodology is used, the Company discounts cash flows using the EIR.

LHFS

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for most of its residential real estate mortgages originated with the intent to sell at fair value. Applying fair value accounting to the residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Miscellaneous income, net. For residential mortgages for which the FVO is selected, direct loan origination fees are recorded in Miscellaneous income, net at origination.

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

Interest income on the Company’s LHFS is recognized when earned based on their respective contractual rates in Interest income on loans in the Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2020, 2019, or 2018.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See Note 12 to these Consolidated Financial Statements for detail on MSRs.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit for the change in the fair value of the derivative, net of tax, recorded in AOCI within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from AOCI to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in AOCI and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

Changes in the fair value of derivatives not designated in hedging relationships are recognized immediately in the Consolidated Statements of Operations. Derivatives are classified in the Consolidated Balance Sheets as "Other assets" or "Other liabilities," as applicable. See Note 11 to the Consolidated Financial Statements for further discussion.

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

The Company recognizes tax benefits in its financial statements when it is more likely than not the related tax position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. See Note 14 to the Consolidated Financial Statements for details on the Company's income taxes.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

•Lending (interest income and loan fees)
•Investment securities
•Loan sales and servicing
•Finance leases
•BOLI
•Depository services
•Commissions and trailer fees
•Interchange income, net.
•Underwriting service Fees
•Asset and wealth management fees

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The fair value hierarchy categorizes the underlying assumptions and inputs to valuation techniques that are used to measure fair value into three levels. The three fair value hierarchy classification levels are defined as follows:

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

The fair value hierarchy is used for disclosure purposes, with assets and liabilities classified into one of the three levels defined above, based upon the level of the most significant assumptions used in the valuation.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are assumptions based on market data obtained from an independent source. Unobservable inputs are assumptions based on the Company's own information or assessment of assumptions used by other market participants in pricing the asset or liability. The unobservable inputs are based on the best and most current information available on the measurement date. The Company uses valuation techniques that maximize the use of relevant observable inputs and minimize the use of unobservable inputs in its fair value measurements.

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2020 through the issuance of these Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2020 except as noted in Notes 3 and 19.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$168,074	$2,578	$—	$170,652	$4,086,733	$4,497	$(292)	$4,090,938
Corporate debt securities	155,610	114	(9)	155,715	139,696	39	(22)	139,713
ABS	109,888	686	(1,236)	109,338	138,839	1,034	(1,473)	138,400
State and municipal securities	1	—	—	1	9	—	—	9
MBS:
GNMA - Residential	3,467,611	69,864	(1,350)	3,536,125	4,868,512	12,895	(16,066)	4,865,341
GNMA - Commercial	1,706,648	26,949	(235)	1,733,362	773,889	6,954	(1,785)	779,058
FHLMC and FNMA - Residential	5,464,821	77,813	(4,351)	5,538,283	4,270,426	14,296	(30,325)	4,254,397
FHLMC and FNMA - Commercial	63,732	6,283	(2)	70,013	69,242	2,665	(5)	71,902
Total investments in debt securities AFS	$11,136,385	$184,287	$(7,183)	$11,313,489	$14,347,346	$42,380	$(49,968)	$14,339,758

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2020				December 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$44,841	$765	$—	$45,606	$—	$—	$—	$—
MBS:
GNMA - Residential	1,966,247	51,417	(1,819)	2,015,845	1,948,025	11,354	(7,670)	1,951,709
GNMA - Commercial	3,493,597	124,429	(1,548)	3,616,478	1,990,772	20,115	(5,369)	2,005,518
Total investments in debt securities HTM	$5,504,685	$176,611	$(3,367)	$5,677,929	$3,938,797	$31,469	$(13,039)	$3,957,227

As of December 31, 2020 and December 31, 2019, the Company had investment securities with an estimated carrying value of $3.5 billion and $7.5 billion, respectively, pledged as collateral, which were comprised of the following: $754.1 million and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.2 billion and $3.5 billion, respectively, were pledged to secure public fund deposits; $103.4 million and $148.5 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; zero and $699.1 million, respectively, were pledged to deposits with clearing organizations; and $388.0 million and $461.9 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At December 31, 2020 and December 31, 2019, the Company had $34.6 million and $46.0 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2020 or December 31, 2019.

There were no transfers of securities between AFS and HTM during the years ended December 31, 2020 or December 31, 2019.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2020 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasuries	$97,028	$73,624	$—	$—	$170,652	1.21%
Corporate debt securities	155,702	—	13	—	155,715	1.24%
ABS	50,393	9,913	—	49,032	109,338	1.71%
State and municipal securities	1	—	—	—	1	14.39%
MBS:
GNMA - Residential	—	29	26,827	3,509,269	3,536,125	1.21%
GNMA - Commercial	—	—	—	1,733,362	1,733,362	1.99%
FHLMC and FNMA - Residential	7	31,527	264,395	5,242,354	5,538,283	1.29%
FHLMC and FNMA - Commercial	—	10,167	42,754	17,092	70,013	2.87%
Total fair value	$303,131	$125,260	$333,989	$10,551,109	$11,313,489	1.38%
Weighted Average Yield	1.12%	2.15%	1.95%	1.36%	1.38%
Total amortized cost	$302,306	$121,075	$318,886	$10,394,118	$11,136,385

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2020 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
ABS	$174	$32,020	$13,412	$—	$45,606	1.00%
MBS:
GNMA - Residential	—	—	—	2,015,845	2,015,845	1.37%
GNMA - Commercial	—	—	—	3,616,478	3,616,478	2.18%
Total fair value	$174	$32,020	$13,412	$5,632,323	$5,677,929	1.88%
Weighted average yield	0.01%	0.18%	2.98%	1.89%	1.88%
Total amortized cost	$174	$31,880	$12,787	$5,459,844	$5,504,685
Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of December 31, 2020 and December 31, 2019 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$200,096	$(167)	$499,883	$(125)
Corporate debt securities	98,800	(9)	—	—	110,802	(22)	—	—
ABS	—	—	49,033	(1,236)	27,662	(44)	47,616	(1,429)
MBS:
GNMA - Residential	347,821	(1,334)	8,875	(16)	2,053,763	(6,895)	997,024	(9,171)
GNMA - Commercial	103,891	(235)	—	—	217,291	(1,756)	14,300	(29)
FHLMC and FNMA - Residential	1,040,474	(4,165)	22,749	(186)	660,078	(4,110)	1,344,057	(26,215)
FHLMC and FNMA - Commercial	—	—	420	(2)	—	—	430	(5)
Total investments in debt securities AFS	$1,590,986	$(5,743)	$81,077	$(1,440)	$3,269,692	$(12,994)	$2,903,310	$(36,974)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of December 31, 2020 and December 31, 2019 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2020				December 31, 2019
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$212,471	$(1,819)	$—	$—	$559,058	$(2,004)	$657,733	$(5,666)
GNMA - Commercial	155,263	(1,548)	—	—	731,445	(5,369)	—	—
Total investments in debt securities HTM	$367,734	$(3,367)	$—	$—	$1,290,503	$(7,373)	$657,733	$(5,666)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS and HTM securities at December 31, 2020 or December 31, 2019. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

For securities that do not qualify for the zero credit loss expectation exception, management has concluded that the unrealized losses are not credit-related since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which for the Company's debt securities may be at maturity.

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Proceeds from the sales of AFS securities	$2,665,593	$1,423,579	$1,262,409

Gross realized gains	$32,915	$9,496	$5,517
Gross realized losses	(1,618)	(3,680)	(12,234)
Net realized gains/(losses) (1)	$31,297	$5,816	$(6,717)
(1)    Includes net realized gain/(losses) on trading securities of $(1.4) million, $(0.8) million and $(1.4) million for the years ended December 31, 2020, 2019 and 2018 respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	December 31, 2020	December 31, 2019
FHLB of Pittsburgh and FRB stock	$435,330	$716,615
LIHTC investments	313,603	265,271
Equity securities not held for trading (1)	14,494	12,697
Interest-bearing deposits with an affiliate bank	750,000	—
Trading securities	40,435	1,097
Total	$1,553,862	$995,680
(1)    Includes $1.4 million and zero of equity certificates related to an off-balance sheet securitization as of December 31, 2020 and December 31, 2019, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2020, the Company purchased $150.4 million of FHLB stock at par, and redeemed $389.8 million of FHLB stock at par. The Company redeemed $38.8 million of FRB stock at par during the year ended December 31, 2020. The Company did not purchase any FRB stock during the year ended December 31, 2020. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of December 31, 2020, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $52.0 billion at December 31, 2020 and $53.9 billion at December 31, 2019.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2020 was $2.2 billion, compared to $1.4 billion at December 31, 2019. During the third quarter of 2020, the Company returned $1.6 billion of RICs classified as LHFS to LHFI. During the fourth quarter of 2020, the Company transferred the entire commercial and consumer portfolio of SFS loans with a fair value of approximately $168 million, to held for sale. For a discussion on the valuation of LHFS at fair value, see Note 14 to these Consolidated Financial Statements. Loans under SC’s personal lending platform have been classified as LHFS and adjustments to lower of cost or market are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As of December 31, 2020, the carrying value of the personal unsecured held for sale portfolio was $893.5 million. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $265.4 million as of December 31, 2020 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2020 and December 31, 2019, accrued interest receivable on the Company's loans was $589.2 million and $497.7 million, respectively.

Subsequent to December 31, 2020, the Company approved and executed purchases of personal unsecured loans with a UPB of $100.1 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,327,853	8.0%	$8,468,023	9.1%
C&I loans	16,537,899	17.9%	16,534,694	17.8%
Multifamily loans	8,367,147	9.1%	8,641,204	9.3%
Other commercial(2)	7,455,504	8.1%	7,390,795	8.2%
Total commercial LHFI	39,688,403	43.1%	41,034,716	44.4%
Consumer loans secured by real estate:
Residential mortgages	6,590,168	7.2%	8,835,702	9.5%
Home equity loans and lines of credit	4,108,505	4.5%	4,770,344	5.1%
Total consumer loans secured by real estate	10,698,673	11.7%	13,606,046	14.6%
Consumer loans not secured by real estate:
RICs and auto loans	40,698,642	44.1%	36,456,747	39.3%
Personal unsecured loans	824,430	0.9%	1,291,547	1.4%
Other consumer(3)	223,034	0.2%	316,384	0.3%
Total consumer loans	52,444,779	56.9%	51,670,724	55.6%
Total LHFI(1)	$92,133,182	100.0%	$92,705,440	100.0%
Total LHFI:
Fixed rate	$64,036,154	69.5%	$61,775,942	66.6%
Variable rate	28,097,028	30.5%	30,929,498	33.4%
Total LHFI(1)	$92,133,182	100.0%	$92,705,440	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.1 billion and $3.2 billion as of December 31, 2020 and December 31, 2019, respectively.
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

During the years ended December 31, 2020 and 2019, SC originated $14.2 billion and $12.8 billion, respectively, in Chrysler Capital loans (including through the SBNA originations program), which represented 60% and 56%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,919	2,383,711	(46,748)	2,535,882
Credit loss expense on loans	298,780	2,525,185	—	2,823,965
Charge-offs	(180,726)	(3,589,539)	—	(3,770,265)
Recoveries	35,394	2,067,328	—	2,102,722
Charge-offs, net of recoveries	(145,332)	(1,522,211)	—	(1,667,543)
ALLL, end of period	$752,196	$6,586,297	$—	$7,338,493

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense on unfunded lending commitments	23,114	21,104	—	44,218
Reserve for unfunded lending commitments, end of period	119,129	27,326	—	146,455
Total ACL, end of period	$871,325	$6,613,623	$—	$7,484,948

	Year Ended December 31, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,083	$3,409,024	$47,023	$3,897,130
Credit loss expense on loans	89,962	2,200,870	—	2,290,832
Charge-offs	(185,035)	(5,364,673)	(275)	(5,549,983)
Recoveries	53,819	2,954,391	—	3,008,210
Charge-offs, net of recoveries	(131,216)	(2,410,282)	(275)	(2,541,773)
ALLL, end of period	$399,829	$3,199,612	$46,748	$3,646,189

Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
Release of unfunded lending commitments	1,321	(136)	—	1,185
Loss on unfunded lending commitments	(4,859)	—	—	(4,859)
Reserve for unfunded lending commitments, end of period	85,934	5,892	—	91,826
Total ACL, end of period	$485,763	$3,205,504	$46,748	$3,738,015

	Year Ended December 31, 2018
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$443,796	$3,504,068	$47,023	$3,994,887
Credit loss expense on loans	45,897	2,306,896	—	2,352,793
Charge-offs	(108,750)	(4,974,547)	—	(5,083,297)
Recoveries	60,140	2,572,607	—	2,632,747
Charge-offs, net of recoveries	(48,610)	(2,401,940)	—	(2,450,550)
ALLL, end of period	$441,083	$3,409,024	$47,023	$3,897,130

Reserve for unfunded lending commitments, beginning of period	$103,835	$5,276	$—	$109,111
Release of unfunded lending commitments	(13,647)	752	—	(12,895)
Loss on unfunded lending commitments	(716)	—	—	(716)
Reserve for unfunded lending commitments, end of period	89,472	6,028	—	95,500
Total ACL end of period	$530,555	$3,415,052	$47,023	$3,992,630
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, HPI, GDP, CRE price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). To estimate the loss in the event of a default (the LGD), the models use unemployment, HPI, commercial real estate and used vehicle indices, along with loan level characteristics as key inputs. The historic volume of loan deferrals provided to customers impacted by COVID-19 has driven positive trends in delinquencies and severity in previous quarters, however, the inclusion of key loan characteristics as inputs to the models (including number of extensions) and management’s evaluation of qualitative factors ensure the allowance is appropriate.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility.

The baseline scenario was based on the latest consensus forecasts available, which show an improvement in key variables in the second half of 2020, including a decrease in unemployment rates (which are a key driver to losses). The scenarios used are periodically updated over a reasonable and supportable time horizon, with weightings assigned by management and approved through established committee governance.

The Company's allowance for loan losses increased $3.7 billion for the year ended December 31, 2020. The primary drivers were a $2.5 billion increase at CECL adoption on January 1, 2020, driven mainly by the transition from an incurred loss reserve model to CECL, which includes an estimate of credit losses expected over the remaining estimated loan term and additional reserves specific to COVID-19 risk.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of (1):		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2020

Non-accrual loans:
Commercial:
CRE	$106,751	$83,117	$84,816	$—
C&I	107,053	153,428	60,029	779
Multifamily	72,392	5,112	65,936	—
Other commercial	20,019	31,987	3,778	—
Total commercial loans	306,215	273,644	214,559	779
Consumer:
Residential mortgages	160,172	134,957	98,308	—
Home equity loans and lines of credit	91,606	107,289	32,130	—
RICs and auto loans	1,174,317	1,643,459	191,370	107,766
Personal unsecured loans	—	2,212	—	—
Other consumer	6,325	11,491	34	—
Total consumer loans	1,432,420	1,899,408	321,842	107,766
Total non-accrual loans	1,738,635	2,173,052	536,401	108,545

OREO	29,799	66,828	—	—
Repossessed vehicles	204,653	212,966	—	—
Foreclosed and other repossessed assets	3,247	4,218	—	—
Total OREO and other repossessed assets	237,699	284,012	—	—
Total non-performing assets	$1,976,334	$2,457,064	$536,401	$108,545
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

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(7)	$41,320	$70,304	$111,624	$7,244,247	$7,355,871	$—
C&I(1)	59,759	45,883	105,642	16,654,606	16,760,248	—
Multifamily(5)	47,116	66,664	113,780	8,257,122	8,370,902	—
Other commercial(6)	80,993	9,214	90,207	7,365,629	7,455,836	56
Consumer:
Residential mortgages(2)	209,274	111,698	320,972	6,673,411	6,994,383	—
Home equity loans and lines of credit	31,488	72,197	103,685	4,004,820	4,108,505	—
RICs and auto loans(4)	2,944,376	284,985	3,229,361	38,143,329	41,372,690	—
Personal unsecured loans(3)	56,041	56,582	112,623	1,605,286	1,717,909	52,807
Other consumer	5,358	1,688	7,046	215,988	223,034	—
Total	$3,475,725	$719,215	$4,194,940	$90,164,438	$94,359,378	$52,863
(1) C&I loans includes $222.3 million of LHFS at December 31, 2020.
(2) Residential mortgages includes $404.2 million of LHFS at December 31, 2020.
(3) Personal unsecured loans includes $893.5 million of LHFS at December 31, 2020.
(4) RICs and auto loans includes $674.0 million of LHFS at December 31, 2020.
(5) Multifamily loans includes $3.8 million of LHFS at December 31, 2020.
(6) Other Commercial loans includes $0.3 million of LHFS at December 31, 2020.
(7) CRE loans include $28.0 million of LHFS at December 31, 2020.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2020	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2020(3)	2019	2018	2017	2016	Prior	Total
CRE
Pass	$722,210	$1,424,392	$1,656,560	$816,607	$542,979	$1,536,812	$6,699,560
Special mention	28,876	15,480	81,167	43,368	79,555	83,751	332,197
Substandard	8,259	16,609	29,761	33,833	45,936	189,716	324,114
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$759,345	$1,456,481	$1,767,488	$893,808	$668,470	$1,810,279	$7,355,871
C&I
Pass	$4,661,409	$3,365,828	$2,798,209	$868,373	$585,083	$2,305,305	$14,584,207
Special mention	11,000	136,413	134,388	49,601	99,042	254,102	684,546
Substandard	60,034	15,309	173,900	59,814	84,642	213,908	607,607
Doubtful	3,153	145	80	1,616	1,282	11,226	17,502
N/A(2)	411,319	294,652	75,091	15,101	15,388	54,835	866,386
Total C&I	$5,146,915	$3,812,347	$3,181,668	$994,505	$785,437	$2,839,376	$16,760,248
Multifamily
Pass	$880,199	$1,938,271	$1,361,178	$1,198,819	$503,267	$1,365,066	$7,246,800
Special mention	—	39,433	147,872	110,906	31,348	59,072	388,631
Substandard	5,355	104,945	203,437	148,251	49,445	224,038	735,471
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$885,554	$2,082,649	$1,712,487	$1,457,976	$584,060	$1,648,176	$8,370,902
Remaining commercial
Pass	$3,530,625	$1,416,704	$766,454	$443,244	$199,297	$1,038,584	$7,394,908
Special mention	53	11,096	11,271	105	83	8,102	30,710
Substandard	2,115	3,974	4,181	4,246	5,983	9,160	29,659
Doubtful	351	—	99	—	101	8	559
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$3,533,144	$1,431,774	$782,005	$447,595	$205,464	$1,055,854	$7,455,836
Total Commercial loans
Pass	$9,794,443	$8,145,195	$6,582,401	$3,327,043	$1,830,626	$6,245,767	$35,925,475
Special mention	39,929	202,422	374,698	203,980	210,028	405,027	1,436,084
Substandard	75,763	140,837	411,279	246,144	186,006	636,822	1,696,851
Doubtful	3,504	145	179	1,616	1,383	11,234	18,061
N/A(2)	411,319	294,652	75,091	15,101	15,388	54,835	866,386
Total commercial loans	$10,324,958	$8,783,251	$7,443,648	$3,793,884	$2,243,431	$7,353,685	$39,942,857
(1)Includes $254.5 million of LHFS at December 31, 2020.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year ended December 31, 2020.

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

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of December 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,326,026	$839,412	$450,539	$484,975	$230,382	$142,746	$3,474,080	8.5%
<600	6,056,260	4,373,991	2,648,215	1,126,742	685,830	634,480	15,525,518	38.2%
600-639	2,782,566	1,912,731	1,001,985	335,111	229,690	173,501	6,435,584	15.8%
>=640	8,427,478	4,832,173	1,382,133	264,635	200,430	156,611	15,263,460	37.5%
Total	$18,592,330	$11,958,307	$5,482,872	$2,211,463	$1,346,332	$1,107,338	$40,698,642	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year ended December 31, 2020.
(3)    Excludes LHFS.

December 31, 2019	RICs and auto loans
Credit Score Range	Recorded Investment (in thousands)	Percent
No FICO(1)	$3,178,459	8.7%
<600	15,013,670	41.2%
600-639	5,957,970	16.3%
>=640	12,306,648	33.8%
Total	$36,456,747	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

Consumer Lending Asset Quality Indicators-FICO and LTV Ratio

For both residential and home equity loans, loss severity assumptions are incorporated in the loan and lease loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience within various current LTV bands within these portfolios. LTVs are refreshed quarterly by applying Federal Housing Finance Agency Home price index changes at a state-by-state level to the last known appraised value of the property to estimate the current LTV. The Company's CECL loss calculation incorporates the refreshed LTV information to update the distribution of defaulted loans by LTV as well as the associated loss given default for each LTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

FICO scores are refreshed quarterly, where possible. The indicators disclosed represent the credit scores for loans as of the date presented based on the most recent assessment performed.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$750	$—	$521	$500	$—	$3,148	$4,919
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	4,410	120,200
<600
LTV <= 70%	$876	$3,988	$6,255	$13,646	$13,775	$109,076	$147,616
70.01-80%	1,053	5,235	4,603	7,707	3,406	2,832	24,836
80.01-90%	221	8,801	8,442	1,577	—	1,102	20,143
90.01-100%	292	2,792	—	—	219	690	3,993
100.01-110%	—	—	—	—	—	353	353
LTV>110%	—	—	—	—	—	1,445	1,445
LTV - N/A(2)	—	—	—	—	—	92	92
600-639
LTV <= 70%	$3,058	$3,923	$4,275	$11,593	$10,710	$81,496	$115,055
70.01-80%	1,585	4,839	3,901	5,300	2,040	2,935	20,600
80.01-90%	1,233	6,910	5,693	1,870	249	581	16,536
90.01-100%	2,321	2,364	—	—	—	193	4,878
100.01-110%	—	—	—	—	—	707	707
LTV>110%	—	—	—	—	—	333	333
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$11,264	$21,946	$17,039	$24,447	$26,992	$124,559	$226,247
70.01-80%	12,585	18,756	8,079	7,117	1,377	2,426	50,340
80.01-90%	2,385	18,975	12,715	1,265	—	1,108	36,448
90.01-100%	7,256	4,501	—	—	—	573	12,330
100.01-110%	—	—	—	—	—	240	240
LTV>110%	—	—	—	—	—	432	432
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$34,802	$49,625	$41,447	$56,362	$54,836	$196,173	$433,245
70.01-80%	38,582	37,546	20,202	18,615	5,047	4,556	124,548
80.01-90%	7,616	39,239	22,510	2,195	—	3,025	74,585
90.01-100%	29,050	8,147	—	—	—	526	37,723
100.01-110%	101	—	—	—	—	475	576
LTV>110%	—	—	—	—	—	802	802
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$105,769	$89,140	$88,485	$145,301	$132,720	$285,308	$846,723
70.01-80%	81,595	62,488	29,767	25,421	8,163	5,334	212,768
80.01-90%	16,714	57,807	30,850	2,754	355	1,566	110,046
90.01-100%	37,846	12,066	—	—	—	563	50,475
100.01-110%	—	—	—	—	—	68	68
LTV>110%	—	—	—	—	—	206	206
LTV - N/A(2)	—	—	—	—	—	227	227
>=760
LTV <= 70%	$381,713	$335,559	$224,505	$456,792	$527,624	$1,066,295	$2,992,488
70.01-80%	221,896	227,139	71,681	48,411	17,893	8,473	595,493
80.01-90%	42,464	134,309	50,128	7,977	—	3,886	238,764
90.01-100%	37,279	21,057	—	—	74	1,419	59,829
100.01-110%	—	—	—	571	—	1,008	1,579
LTV>110%	—	—	—	—	92	1,734	1,826
LTV - N/A(2)	—	—	—	—	—	381	381
Total - All FICO Bands
LTV <= 70%	$538,232	$504,181	$382,527	$708,641	$766,657	$1,866,055	$4,766,293
70.01-80%	357,296	356,003	138,233	112,571	37,926	26,556	1,028,585
80.01-90%	70,633	266,041	130,338	17,638	604	11,268	496,522
90.01-100%	114,044	50,927	—	—	293	3,964	169,228
100.01-110%	101	—	—	571	—	2,851	3,523
LTV>110%	—	—	—	—	92	4,952	5,044
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	5,183	120,973
Grand Total	$1,189,694	$1,179,322	$652,298	$840,968	$807,057	$1,920,829	$6,590,168
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the year ended December 31, 2020.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2020	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$—	$—	$—	$—	$77	$531	$608	$608
70.01-90%	8	—	—	—	—	—	8	8
90.01-110%	—	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	2,840	4,407	5,504	5,514	4,083	83,060	105,408	53,654
<600
LTV <= 70%	$727	$3,389	$7,255	$10,780	$15,566	$121,240	$158,957	$137,921
70.01-90%	238	1,901	4,029	2,727	1,698	13,383	23,976	21,484
90.01-110%	—	—	—	—	—	2,389	2,389	2,017
LTV>110%	—	—	—	—	—	2,391	2,391	2,369
LTV - N/A(2)	—	—	—	15	—	562	577	555
600-639
LTV <= 70%	$1,265	$2,589	$8,921	$13,240	$11,873	$100,148	$138,036	$128,515
70.01-90%	728	3,149	5,618	2,491	433	8,812	21,231	19,784
90.01-110%	—	—	—	—	—	1,803	1,803	1,706
LTV>110%	—	—	—	—	—	3,235	3,235	2,858
LTV - N/A(2)	—	—	—	—	—	51	51	29
640-679
LTV <= 70%	$4,983	$15,432	$23,718	$26,211	$19,167	$152,823	$242,334	$231,152
70.01-90%	2,166	8,599	10,455	5,391	1,377	17,425	45,413	44,187
90.01-110%	—	53	—	—	—	6,279	6,332	5,784
LTV>110%	48	—	—	—	—	723	771	533
LTV - N/A(2)	95	—	—	100	—	70	265	265
680-719
LTV <= 70%	$26,177	$31,112	$49,618	$53,778	$49,893	$249,565	$460,143	$444,254
70.01-90%	8,483	17,515	19,442	11,250	2,996	24,541	84,227	82,534
90.01-110%	90	—	—	—	—	7,810	7,900	7,128
LTV>110%	—	—	—	—	—	5,756	5,756	5,477
LTV - N/A(2)	—	144	—	63	—	149	356	351
720-759
LTV <= 70%	$39,927	$49,716	$62,795	$79,821	$68,503	$348,679	$649,441	$634,206
70.01-90%	14,064	28,552	30,553	15,094	5,386	35,066	128,715	126,755
90.01-110%	—	69	—	—	—	8,270	8,339	7,128
LTV>110%	—	—	—	—	—	7,611	7,611	7,313
LTV - N/A(2)	35	56	—	253	—	122	466	466
>=760
LTV <= 70%	$112,532	$149,381	$178,602	$188,693	$156,633	$896,901	$1,682,742	$1,646,127
70.01-90%	30,306	61,647	60,023	34,640	11,120	86,265	284,001	280,811
90.01-110%	396	21	—	—	—	22,839	23,256	22,252
LTV>110%	710	62	—	—	—	9,700	10,472	9,899
LTV - N/A(2)	185	554	129	68	—	359	1,295	1,284
Total - All FICO Bands
LTV <= 70%	$185,611	$251,619	$330,909	$372,523	$321,712	$1,869,887	$3,332,261	$3,222,783
LTV 70.01 - 90%	55,993	121,363	130,120	71,593	23,010	185,492	587,571	575,563
LTV 90.01 - 110%	486	143	—	—	—	49,390	50,019	46,015
LTV>110%	758	62	—	—	—	29,416	30,236	28,449
LTV - N/A(2)	3,155	5,161	5,633	6,013	4,083	84,373	108,418	56,604
Grand Total	$246,003	$378,348	$466,662	$450,129	$348,805	$2,218,558	$4,108,505	$3,929,414
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Residential Mortgages(1)(3)
December 31, 2019	N/A(2)	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
FICO Score	(dollars in thousands)
N/A(2)	$92,052	$4,654	$534	$—	$—	$—	$—	$97,240
<600	33	180,465	48,344	36,401	27,262	1,518	2,325	296,348
600-639	31	122,675	45,189	34,690	37,358	636	1,108	241,687
640-679	1,176	263,781	89,179	78,215	87,067	946	1,089	521,453
680-719	7,557	511,018	219,766	132,076	155,857	1,583	2,508	1,030,365
720-759	14,427	960,290	413,532	195,335	191,850	1,959	3,334	1,780,727
>=760	36,621	3,324,285	938,368	353,989	203,665	3,673	7,281	4,867,882
Grand Total	$151,897	$5,367,168	$1,754,912	$830,706	$703,059	$10,315	$17,645	$8,835,702
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2020	December 31, 2019

Performing	$3,850,622	$3,646,354
Non-performing	473,507	673,777
Total (1)	$4,324,129	$4,320,131
(1) Excludes LHFS.

The decrease in total non-performing TDRs is primarily due to the significant increase in deferrals granted to borrowers impacted by COVID-19. The additional risk of these deferrals is captured in the ACL for the year ended December 31, 2020.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31, 2020
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	42	$59,989	$59,989
C&I	727	63,250	63,402
Multi-family	7	63,003	63,003
Other commercial	11	1,108	1,108
Consumer:
Residential mortgages(3)	192	16,836	16,975
Home equity loans and lines of credit	80	7,490	7,863
RICs and auto loans	102,486	2,118,125	2,140,179
Personal unsecured loans	5	7	—
Other consumer	15	1,389	1,826
Total	103,565	$2,331,197	$2,354,345
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Year Ended December 31, 2019
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	57	$101,885	$98,984
C&I	91	2,591	2,601
Consumer:
Residential mortgages(3)	112	15,232	15,498
Home equity loans and lines of credit	148	14,671	15,795
RICs and auto loans	74,528	1,276,639	1,280,312
Personal unsecured loans	211	2,543	2,572
Other consumer	2	—	—
Total	75,149	$1,413,561	$1,415,762
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

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2020, 2019 and 2018, respectively.

	Year Ended December 31,
	2020		2019		2018
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	35	$17,168	10	$6,020	7	$21,654
C&I	57	11,043	122	37,433	155	20,920
Multifamily	3	41,629	—	—	—	—
Other commercial	2	625	5	35	—	—
Consumer:
Residential mortgages	33	5,278	142	16,368	165	20,783
Home equity loans and lines of credit	24	3,783	25	1,867	43	2,609
RICs and auto loans	16,016	291,050	22,666	375,341	40,007	673,875
Personal unsecured loans	—	—	215	2,061	194	1,743
Other consumer	1	45	—	—	—	—
Total	16,171	$370,621	23,185	$439,125	40,571	$741,584
(1)Represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Lease extensions granted by the Company to customers impacted by COVID-19 are not treated as modifications. Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.

Operating lease assets, net consisted of the following as of December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Leased vehicles	$22,056,063	$21,722,726
Less: accumulated depreciation	(4,796,595)	(4,159,944)
Depreciated net capitalized cost	17,259,468	17,562,782
Manufacturer subvention payments, net of accretion	(934,381)	(1,177,342)
Origination fees and other costs	66,020	76,542
Leased vehicles, net	16,391,107	16,461,982

Commercial equipment vehicles and aircraft, gross	28,661	41,154
Less: accumulated depreciation	(6,839)	(7,397)
Commercial equipment vehicles and aircraft, net	21,822	33,757
Total operating lease assets, net	$16,412,929	$16,495,739

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2020 (in thousands):

2021	$2,511,537
2022	1,469,337
2023	644,608
2024	47,744
2025	2,345
Thereafter	5,472
Total	$4,681,043

During the years ended December 31, 2020, 2019, and 2018 the Company recognized $243.2 million, $135.9 million, and $202.8 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2020	December 31, 2019
Land	$81,613	$84,194
Office buildings	166,586	177,246
Furniture, fixtures, and equipment	519,565	485,851
Leasehold improvement	556,509	543,816
Computer software	1,090,515	990,758
Automobiles and other	1,696	1,532
Total premise and equipment	2,416,484	2,283,397
Less accumulated depreciation	(1,629,143)	(1,485,275)
Total premises and equipment, net	$787,341	$798,122

NOTE 5. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $209.4 million, $226.1 million, and $268.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

During the year ended December 31, 2020 the Company sold six properties. The Company received net proceeds of $4.3 million from the sales, with a net gain of $2.0 million. The carrying value of these properties was $2.3 million. In addition to the six properties sold in 2020, the Company completed the sale of SBC, including its fixed assets, as discussed further in Note 1.

In 2019 the Company sold eight properties. The Company received net proceeds of $2.0 million from the sales, with a net gain of $0.4 million. The carrying value of these properties was $1.7 million. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations.

In addition to the eight properties sold in 2019 the Company also completed the sale of 14 bank branches to First Commonwealth Bank. The gain on the sale of these branches was immaterial.

In 2018 the Company sold thirteen properties. The Company received net proceeds of $5.8 million from the sales, with a net gain of $2.1 million. The carrying value of these properties was $3.6 million. Of the 13 properties sold, the Company leased back one property and accounted for the transaction as a sale-leaseback resulting in recognition of a $154.0 thousand gain on the date of the transaction, and deferral of the remaining $1.3 million gain. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations.

During the years ended December 31, 2020, 2019, and 2018 the Company recorded impairment of capitalized assets in the amount of $21.0 million, $23.4 million, and $14.8 million, respectively. These were primarily related to capitalized software assets.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents activity in the Company's goodwill by its reporting units for the year ended December 31, 2020:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2019	$1,880,304	$317,924	$1,095,071	$131,130	$1,019,960	$4,444,389
Impairment of Goodwill(1)	(1,557,384)	(290,844)	—	—	—	(1,848,228)
Re-allocation of Goodwill(2)	(25,118)	25,118	—	—	—	—
Goodwill at December 31, 2020	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161
(1) Represents impairment of goodwill during the second quarter of 2020.
(2) Represents re-allocation of goodwill during the fourth quarter of 2020.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

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

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

Based on its goodwill impairment analysis performed as of June 30, 2020, the Company concluded that a goodwill impairment charge of $1.6 billion and $0.3 billion was required for the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%. The goodwill allocated to these reporting units has become more sensitive to impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors. A risk of further impairment or impairment to additional reporting units exists in subsequent quarters if the reporting unit’s operating environment does not return to a more normalized status in the foreseeable future.

In prior annual goodwill impairment assessments, the Company determined that an equal weighting of the market and income approach valuation methods provided a reliable fair value estimate. In light of the significant market volatility arising from the continued impacts of the COVID-19 pandemic and the responses to the pandemic from multiple government agencies, the Company determined to give only a 25% weighting to the market approach in estimating the second quarter fair value of CBB, C&I, and CRE & VF, which is consistent with the approach used during the first quarter interim impairment assessment of CBB and the October 1, 2020 annual impairment test. The Company continued to analyze implied market multiples to support the valuation under the market approach.

During the fourth quarter of 2020, the Company implemented organizational changes which resulted in the transfer of Upper Business Banking customers into the C&I segment from the CBB segment. Refer to Note 22 to these Consolidated Financial Statements for additional details on the Company's reportable segments. As a result of the re-organization, the Company re-allocated approximately $25.1 million of goodwill from the CBB reporting unit to the C&I reporting unit. Upon re-allocation, the Company performed a post evaluation for impairment on the CBB and C&I reporting units utilizing assumptions consistent with our October 1, 2020 impairment test and noted no impairment.

The Company made a change in its commercial banking reportable segments beginning January 1, 2019 and, accordingly, re-allocated $1.1 billion of goodwill previously attributed to commercial banking to the related C&I and CRE&VF reporting units based on the estimated fair value of each reporting unit at January 1, 2019. Upon re-allocation, management tested the new reporting units for impairment using the same methodology and assumptions used in the October 1, 2018 goodwill impairment test, and noted that there was no impairment. There were no disposals, additions or impairments of goodwill for the years ended December 31, 2019 or 2018.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2020		December 31, 2019
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$308,768	$(271,232)	$347,982	$(232,018)
Chrysler relationship	35,000	(103,750)	50,000	(88,750)
Trade name	12,300	(5,700)	13,500	(4,500)
Other intangibles	1,479	(55,694)	4,722	(52,450)
Total intangibles subject to amortization	$357,547	$(436,376)	$416,204	$(377,718)

At December 31, 2020 and December 31, 2019, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $58.7 million, $59.0 million and $60.7 million for the years ended December 31, 2020, 2019, and 2018, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2021	$39,904
2022	39,901
2023	28,649
2024	24,792
2025	24,757
Thereafter	199,544

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Operating lease ROU assets	$540,222	$656,472
Deferred tax assets	11,114	503,681
Accrued interest receivable	634,509	545,148
Derivative assets at fair value	1,219,090	555,880
Other repossessed assets	207,900	217,184
Equity method investments	272,633	271,656
MSRs	77,545	132,683
OREO	29,799	66,828
Income tax receivables	225,736	272,699
Prepaid expense	225,251	352,331
Miscellaneous assets and receivables	608,431	629,654
Total other assets	$4,052,230	$4,204,216

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

For the years ended December 31, 2020 and 2019 operating lease expenses were $152.4 million and $145.5 million, respectively. Sublease income was $4.5 million and $4.1 million, respectively, for the years ended December 31, 2020, and 2019. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2020	Total Operating leases
(in thousands)
2021	$132,331
2022	122,046
2023	108,542
2024	94,768
2025	69,938
Thereafter	137,811
Total lease liabilities	$665,436
Less: Interest	(59,436)
Present value of lease liabilities	$606,000

NOTE 7. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	December 31, 2020	December 31, 2019
Operating lease ROU assets	$540,222	$656,472
Other liabilities	606,000	711,666
Weighted-average remaining lease term (years)	6.5	7.1
Weighted-average discount rate	2.9%	3.1%

	Year Ended December 31,
Other Information	2020	2019
	(in thousands)
Operating cash flows from operating leases(1)	$(140,953)	$(136,510)
Leased assets obtained in exchange for new operating lease liabilities	$33,930	$841,718
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $4.5 million and $3.9 million in payments during the years ended December 31, 2020 and 2019, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $9.0 million and $13.3 million at December 31, 2020 and 2019, respectively.

The remainder of Other assets is comprised of:

•Deferred tax asset, net - Refer to Note 16 of these Consolidated Financial Statements for more information on tax-related activities.
•Derivative assets at fair value - Refer to the "Offsetting of Financial Assets" table in Note 13 to these Consolidated Financial Statements for the detail of these amounts.
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
•Income tax receivables - Refer to Note 16 of these Consolidated Financial Statements for more information on tax-related activities.
•Prepaid expenses decreased $127 million in 2020 compared to 2019, due to a $133 million decrease in prepaid state income tax, offset by small increases in other prepaids.
•OREO and other repossessed assets includes property and vehicles recovered through foreclosure and repossession.
•Miscellaneous assets and receivables includes subvention receivables in connection with the agreement with Chrysler Capital, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

NOTE 8. VIEs

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

The collateral, borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the Consolidated Balance Sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the RICs, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the consolidated balance sheets.

NOTE 8. VIEs (continued)

The Company also uses a titling Trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling Trust is considered a VIE.

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Assets
Restricted cash	$1,737,021	$1,629,870
Loans HFS	581,938	—
Loans HFI	22,572,549	26,532,328
Operating lease assets, net	16,391,107	16,461,982
Various other assets	791,306	625,359
Total Assets	$42,073,921	$45,249,539
Liabilities
Notes payable	$31,700,709	$34,249,851
Various other liabilities	84,922	188,093
Total Liabilities	$31,785,631	$34,437,944

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

As of December 31, 2020 and December 31, 2019, the Company was servicing $27.7 billion and $27.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Assets securitized	$18,288,882	$22,286,033	$26,650,284

Net proceeds from new securitizations (1)	$14,319,697	$17,199,821	$17,338,880
Net proceeds from sale of retained bonds	58,491	251,602	1,059,694
Cash received for servicing fees (2)	976,307	990,612	887,988
Net distributions from Trusts (2)	3,940,774	3,615,461	2,767,509
Total cash received from Trusts	$19,295,269	$22,057,496	$22,054,071
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the years ended December 31, 2020, 2019, and 2018, SC sold $1.1 billion, zero, and $2.9 billion respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a loss of $40.6 million, zero, and $20.7 million, respectively. The losses were recorded in Investment losses, net, in the accompanying Consolidated Statements of Income.

As of December 31, 2020 and December 31, 2019, the Company was servicing $2.2 billion and $2.4 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	December 31, 2020	December 31, 2019
Related party SPAIN securitizations	$1,214,644	$2,149,008
Third party SCART serviced securitizations	929,429	—
Third party Chrysler Capital securitizations	82,713	259,197
Total serviced for other portfolio	$2,226,786	$2,408,205

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the years ended December 31, 2020 and 2019, respectively, were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Receivables securitized (1)	$1,148,587	$—	$2,905,922
Net proceeds from new securitizations	1,052,541	—	2,909,794
Cash received for servicing fees	24,256	34,068	43,859
Total cash received from Trusts	$1,076,797	$34,068	$2,953,653
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,097,595	14.7%	$10,301,133	15.3%
Non-interest-bearing demand deposits	21,800,278	28.9%	14,922,974	22.2%
Savings	4,827,065	6.4%	5,632,164	8.4%
Customer repurchase accounts	323,398	0.4%	407,477	0.6%
Money market	33,358,315	44.4%	26,687,677	39.6%
CDs	3,897,056	5.2%	9,375,281	13.9%
Total deposits (1)	$75,303,707	100.0%	$67,326,706	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.8 billion and $8.9 billion at December 31, 2020 and December 31, 2019, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.2 billion and $3.5 billion at December 31, 2020 and December 31, 2019, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $110.5 million and $79.2 million at December 31, 2020 and December 31, 2019, respectively.

Interest Expense on deposits and other customer accounts is summarized as follows:

	Year Ended December 31,
(dollars in thousands)	2020	2019	2018
Interest-bearing demand deposits	$22,878	$82,152	$41,481
Savings	7,806	13,132	12,325
Customer repurchase accounts	647	1,643	1,761
Money market	164,730	317,299	245,794
CDs	94,344	160,245	87,767
Total deposits	$290,405	$574,471	$389,128

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2020 as scheduled to mature contractually:

(dollars in thousands)
Three months or less	$831,191
Over three through six months	422,892
Over six through twelve months	357,852
Over twelve months	334,404
Total	$1,946,339

The following table sets forth the maturity of the Company's CDs at December 31, 2020 as scheduled to mature contractually:

(dollars in thousands)
2021	$3,099,126
2022	664,166
2023	88,959
2024	23,278
2025	19,118
Thereafter	2,409
Total	$3,897,056

At December 31, 2020 and December 31, 2019, the Company had $768.2 million and $1.5 billion, respectively, of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2020 were $46.4 billion, compared to $50.7 billion at December 31, 2019. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

Bank

The Bank had no new securities issuances in the open market during the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Bank repurchased the following borrowings and other debt obligations:
•$126.4 million of its REIT preferred debt.
•$1.0 billion prepayment of FHLB advances.

During the year ended December 31, 2019, the Bank repurchased the following borrowings and other debt obligations:
•$27.9 million of its subordinated notes due August 2022.
•$21.2 million of its REIT preferred debt.

SHUSA

During the year ended December 31, 2020, the Company issued $2.1 billion of debt, consisting of:
•$500.0 million 5.83% senior fixed-rate notes due March 2023 to Santander, an affiliate.
•$447.1 million of its senior fixed-rate notes due April 2023.
•$1.0 billion 3.45% senior fixed-rate notes due June 2025.
•$125.0 million 2.0% short-term note due February 2021 to an affiliate.

During the year ended December 31, 2020, the Company repurchased the following borrowings and other debt obligations:
•$1.0 billion of its 2.65% senior notes due April 2020.
•$114.5 million of senior floating rate notes due September 2020.
•$113.9 million of its 4.450% senior notes due 2021.
•$141.1 million of its 3.70% senior notes due 2022.
•$0.3 million of its 4.40% senior notes due 2027.

During the year ended December 31, 2019, the Company issued $3.8 billion of debt, consisting of:
•$1.0 billion of its 3.50% senior notes due 2024.
•$720.9 million of its senior floating rate notes due 2022.
•$750.0 million of its 2.88% senior fixed rate notes due 2024 with BSSA, an affiliate.
•$907.8 million of its 3.244% senior fixed rate notes due 2026.
•$439.0 million of its senior floating rate notes due 2023.

During the year ended December 31, 2019, the Company repurchased the following borrowings and other debt obligations:
•$178.7 million of its 2.70% senior notes due May 2019.
•$388.7 million of its senior floating rate notes due July 2019.
•$371.0 million of its senior floating rate notes due September 2019.
•$592.1 million of its 3.70% senior notes due 2022 through a public debt exchange.
•$394.0 million of its 4.450% senior notes due 2021 through a public debt exchange.
•$302.6 million of its senior floating rate notes due January 2020.
•$40.1 million of 2.00% subordinated debt of a subsidiary of the Company.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.65% senior notes due April 2020	$—	—%	$999,502	2.82%
4.45% senior notes due December 2021	491,411	4.61%	604,172	4.61%
3.70% senior notes due March 2022	707,896	3.67%	849,465	3.74%
3.40% senior notes due January 2023	997,298	3.54%	996,043	3.54%
3.50% senior notes due June 2024	996,687	3.60%	995,797	3.60%
4.50% senior notes due July 2025	1,097,074	4.56%	1,096,508	4.56%
4.40% senior notes due July 2027	1,049,531	4.40%	1,049,813	4.40%
2.88% senior notes due January 2024 (4)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (4)	500,000	5.83%	—	—%
3.24% senior notes due November 2026	913,239	3.97%	907,844	3.97%
3.45% senior notes, due June 2025	994,871	3.58%	—	—%
3.50% senior notes, due April 2023	447,039	3.52%	—	—%
Senior notes due September 2020 (2)	—	—%	112,358	3.36%
Senior notes due June 2022(1)	427,925	1.84%	427,889	3.47%
Senior notes due January 2023 (3)	720,904	2.06%	720,861	3.29%
Senior notes due July 2023 (3)	439,022	2.04%	438,962	2.48%
Short-term borrowing due within one year, with an affiliate	123,453	2.00%	—	—%
Subsidiaries
2.00% subordinated debt maturing through 2021	11	2.00%	602	2.00%
Short-term borrowing with an affiliate, maturing January 2021	200,000	0.10%	—	—%
Short-term borrowing due within one year, maturing January 2021	15,750	0.05%	1,831	0.38%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,872,111	3.57%	$9,951,647	3.68%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month GBP LIBOR plus 105 basis points per annum.
(3) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(4) These notes are with SHUSA's parent company, Santander.

Bank Borrowings and Debt Obligations

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2020		December 31, 2019
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$1,150,000	0.64%	$7,035,000	2.15%
REIT preferred, callable May 2020	—	—%	125,943	13.17%
Total Bank borrowings and other debt obligations	$1,150,000	0.64%	$7,160,943	2.34%

The Bank had outstanding irrevocable letters of credit totaling $280.0 million from the FHLB of Pittsburgh at December 31, 2020 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due August 2022	$—	$500,000	1.50%	$159,348	$—
Warehouse line due March 2022	942,845	1,250,000	1.34%	1,621,206	1
Warehouse line due October 2022(3)	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line due October 2022(1)	441,143	3,500,000	3.45%	2,057,758	—
Warehouse line due October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line due October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line due January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line due November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line due July 2022	—	900,000	1.46%	—	1,684
Repurchase facility due January 2021(2)	167,967	167,967	1.64%	217,200	—
Total facilities with third parties	$4,159,955	$11,917,967	2.21%	$7,063,398	$2,886

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC revolving credit facilities	$8,159,955	$15,917,967	1.72%	$7,063,398	$2,886
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
(1), (2)    See corresponding footnotes to the December 31, 2020 credit facilities table above.

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between April 2022 and May 2028(1)	$18,942,160	$44,775,735	0.60% - 3.42%	$25,022,577	$1,710,351
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	7,235,241	10,747,563	1.28% - 3.90%	11,232,122	23,784
Total SC secured structured financings	$26,177,401	$55,523,298	0.60% - 3.90%	$36,254,699	$1,734,135
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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of December 31, 2020 and December 31, 2019, SC had private issuances of notes backed by vehicle leases outstanding totaling $8.7 billion and $10.2 billion, respectively.

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2020:

(in thousands)
2021	$2,300,775
2022	11,676,226
2023	9,671,196
2024	9,040,016
2025	6,051,769
Thereafter	7,619,485
Total	$46,359,467

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the years ended December 31, 2020, and 2019, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2020			December 31, 2019		December 31, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$155,226	$(57,416)	$97,810
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	550	(79)	471
Net unrealized gains on cash flow hedge derivative financial instruments	155,776	(57,495)	98,281	$(20,114)	$98,281	$78,167

Change in unrealized gains on investments in debt securities (4)	244,766	(66,663)	178,103
Reclassification adjustment for net (gains) included in net income/(expense) on debt securities AFS (2)	(54,897)	16,937	(37,960)
Net unrealized gains on investments in debt securities	189,869	(49,726)	140,143	(22,880)	140,143	117,263
Pension and post-retirement actuarial gain(3)	15,450	628	16,078	(45,213)	16,078	(29,135)
As of December 31, 2020	$361,095	$(106,593)	$254,502	$(88,207)	$254,502	$166,295
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities AFS.
(3)    Included in the computation of net periodic pension costs.
(4) As discussed in Note 1, includes unrealized gains / losses reclassified in connection with the sale of SBC.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2019			December 31, 2018		December 31, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$14,372	$(14,910)	$(538)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	344	(107)	237
Net unrealized gains on cash flow hedge derivative financial instruments	14,716	(15,017)	(301)	$(19,813)	$(301)	$(20,114)

Change in unrealized gains on investment securities	303,208	(75,962)	227,246
Reclassification adjustment for net (gains) included in net income/(expense) on debt securities AFS (2)	(5,816)	1,457	(4,359)
Net unrealized gains on investment securities	297,392	(74,505)	222,887	(245,767)	222,887	(22,880)
Pension and post-retirement actuarial gain(3)	10,280	579	10,859	(56,072)	10,859	(45,213)
As of December 30, 2019	$322,388	$(88,943)	$233,445	$(321,652)	$233,445	$(88,207)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2018			December 31, 2017		December 31, 2018
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(6,225)	$(848)	$(7,073)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	4,781	(1,504)	3,277
Net unrealized (losses) on cash flow hedge derivative financial instruments	(1,444)	(2,352)	(3,796)	$(6,388)	$(3,796)
Cumulative impact of adoption of new ASUs(4)					(9,629)
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					(13,425)	$(19,813)
Change in unrealized (losses) on investment securities AFS	(84,316)	(3,577)	(87,893)
Reclassification adjustment for net losses included in net income/(expense) on debt securities AFS (2)	6,717	285	7,002
Net unrealized (losses) on investment securities AFS	(77,599)	(3,292)	(80,891)	(140,498)	(80,891)
Cumulative impact of adoption of new ASUs(4)					(24,378)
Net unrealized (losses) on investments in debt securities					(105,269)	(245,767)
Pension and post-retirement actuarial gain(3)	7,527	(6,967)	560	(51,545)	560
Cumulative impact of adoption of new ASUs(4)					(5,087)
Pension and post-retirement actuarial gain upon adoption					(4,527)	(56,072)
As of December 31, 2018	$(71,516)	$(12,611)	$(84,127)	$(198,431)	$(123,221)	$(321,652)
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

NOTE 12. STOCKHOLDER'S EQUITY

At December 31, 2020, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions to Santander for the year ended December 31, 2020. Additional transactions with Santander during 2019 and 2018 that are disclosed within the Consolidated Statements of Stockholder's Equity are shown net are disclosed within the table below:

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

In April 2006, the Company’s Board of Directors authorized 8,000 shares of Series C Preferred Stock, and granted the Company authority to issue fractional shares of the Series C Preferred Stock. Dividends on each share of Series C Preferred Stock were payable quarterly, on a non-cumulative basis, at an annual rate of 7.30%, when and if declared by the Company's Board of Directors. In May 2006, the Company issued 8,000,000 depository shares of Series C Preferred Stock for net proceeds of $195.4 million. Each depository share represented 1/1000th ownership interest in a share of Series C Preferred Stock. As a holder of depository shares, the depository shareholder was entitled to all proportional rights and preferences of the Series C Preferred Stock. The Company’s Board of Directors declared cash dividends to preferred stockholders of $11.0 million for the years ended December 31, 2018. The shares of Series C Preferred Stock were redeemable in whole or in part for cash, at the Company’s option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the OCC. On August 15, 2018, the Company redeemed all outstanding shares of its Series C Preferred Stock.

During the years ended December 31, 2020, 2019, and 2018, SC repurchased $771.5 million, $338.0 million and $182.6 million of SC Common Stock. These purchases have increased SHUSA's ownership in SC to approximately 80.2%.

NOTE 13. DERIVATIVES

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

See Note 14 to these Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

NOTE 13. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2020, derivatives in this category had a fair value of $0.3 million. The credit ratings of the Company and the Bank are currently considered investment grade. During the fourth quarter of 2020, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2020 and December 31, 2019, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $9.9 million and $7.8 million, respectively. The Company had $3.9 million and $8.6 million in cash and securities collateral posted to cover those positions as of December 31, 2020 and December 31, 2019, respectively.

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

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating rate assets and liabilities (including its borrowed funds). All of these swaps have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in March 2026. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2020, the Company estimated that approximately $30.2 million of unrealized gains included in AOCI to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 13. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2020 and December 31, 2019 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,450,000	$124	$70,589	0.18%	1.50%	1.90
Pay variable - receive fixed interest rate swaps	8,745,000	150,206	182	1.16%	0.14%	2.12
Interest rate floor	3,525,000	27,507	—	1.28%	—%	1.10
Total	$14,720,000	$177,837	$70,771	1.03%	0.33%	1.84

December 31, 2019
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,650,000	$2,807	$39,128	1.85%	1.91%	1.86
Pay variable - receive fixed interest rate swaps	7,570,000	7,462	29,209	1.43%	1.73%	2.39
Interest rate floor	3,800,000	18,762	—	0.19%	—%	1.28
Total	$14,020,000	$29,031	$68,337	1.17%	1.29%	1.99

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

NOTE 13. DERIVATIVES (continued)

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2020 and December 31, 2019 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Mortgage banking derivatives:
Forward commitments to sell loans	$520,299	$452,994	$—	$18	$3,835	$360
Interest rate lock commitments	262,471	167,423	13,202	3,042	—	—
Mortgage servicing	495,000	510,000	33,419	15,134	13,402	2,547
Total mortgage banking risk management	1,277,770	1,130,417	46,621	18,194	17,237	2,907

Customer-related derivatives:
Swaps receive fixed	15,350,026	11,225,376	901,509	375,541	8,778	12,330
Swaps pay fixed	15,749,590	11,975,313	14,644	23,271	874,260	336,361
Other	3,781,316	3,532,959	15,446	3,457	13,782	4,848
Total customer-related derivatives	34,880,932	26,733,648	931,599	402,269	896,820	353,539

Other derivative activities:
Foreign exchange contracts	4,258,869	3,724,007	52,530	33,749	62,616	34,428
Interest rate swap agreements	250,000	1,290,560	—	—	12,934	11,626
Interest rate cap agreements	10,199,134	9,379,720	4,617	62,552	—	—
Options for interest rate cap agreements	10,199,134	9,379,720	—	—	4,617	62,552
Other	240,083	1,087,986	5,886	10,536	7,031	13,025
Total	$61,305,922	$52,726,058	$1,041,253	$527,300	$1,001,255	$478,077

NOTE 13. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2020, 2019 and 2018:

(in thousands)		Year Ended December 31,
	Line Item	2020	2019	2018
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$(26,103)	$36,920	$33,881
Pay variable receive-fixed interest rate swap	Interest income on loans	54,845	(39,086)	(23,238)
Interest rate floors	Interest income on loans	37,057	(1,741)	(1,108)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(3,442)	4,477	(4,362)
Interest rate lock commitments	Miscellaneous income, net	10,160	365	572
Mortgage servicing	Miscellaneous income, net	31,227	24,244	(7,560)
Customer-related derivatives	Miscellaneous income, net	30,552	2,538	34,987
Foreign exchange	Miscellaneous income, net	9,237	32,565	2,259
Interest rate swaps, caps, and options	Miscellaneous income, net	(11,371)	(14,092)	11,901
Other	Miscellaneous income, net	425	(408)	(4,030)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a gain of $97.8 million, net of tax, for the year ended December 31, 2020, and losses of $0.5 million and $7.1 million, net of tax, for the years ended December 31, 2019 and December 31, 2018, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $0.5 million, $0.2 million and $3.3 million, net of tax, for the years ended December 31, 2020, 2019 and 2018, respectively.

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

NOTE 13. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
December 31, 2020
Cash flow hedges	$177,837	$—	$177,837	$85,065	$92,772
Other derivative activities(1)	1,028,051	—	1,028,051	7,771	1,020,280
Total derivatives subject to a master netting arrangement or similar arrangement	1,205,888	—	1,205,888	92,836	1,113,052
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	13,202	—	13,202	—	13,202
Total Derivative Assets	$1,219,090	$—	$1,219,090	$92,836	$1,126,254

December 31, 2019
Cash flow hedges	$29,031	$—	$29,031	$17,790	$11,241
Other derivative activities(1)	524,258	435	523,823	51,437	472,386
Total derivatives subject to a master netting arrangement or similar arrangement	553,289	435	552,854	69,227	483,627
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,042	—	3,042	—	3,042
Total Derivative Assets	$556,331	$435	$555,896	$69,227	$486,669
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

NOTE 13. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
December 31, 2020
Cash flow hedges	$70,771	$—	$70,771	$70,589	$182
Other derivative activities(1)	997,420	3,517	993,903	584,971	408,932
Total derivatives subject to a master netting arrangement or similar arrangement	1,068,191	3,517	1,064,674	655,560	409,114
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,835	—	3,835	2,382	1,453
Total Derivative Liabilities	$1,072,026	$3,517	$1,068,509	$657,942	$410,567

December 31, 2019
Cash flow hedges	$68,337	$—	$68,337	$68,337	$—
Other derivative activities(1)	477,717	9,406	468,311	436,301	32,010
Total derivatives subject to a master netting arrangement or similar arrangement	546,054	9,406	536,648	504,638	32,010
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	360	—	360	273	87
Total Derivative Liabilities	$546,414	$9,406	$537,008	$504,911	$32,097
(1)Includes customer-related and other derivatives.
(2)Includes mortgage banking derivatives.
(3)Cash collateral pledged and financial instruments pledged is reported in Other assets in the Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

NOTE 14. FAIR VALUE

The fair value hierarchy categorizes the underlying assumptions and inputs to valuation techniques that are used to measure fair value into three levels. The three fair value hierarchy classification levels are defined as follows:

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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2020 and December 31, 2019.

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Financial assets:
U.S. Treasury securities	$—	$170,652	$—	$170,652	$—	$4,090,938	$—	$4,090,938
Corporate debt	—	155,715	—	155,715	—	139,713	—	139,713
ABS	—	58,945	50,393	109,338	—	75,165	63,235	138,400
State and municipal securities	—	1	—	1	—	9	—	9
MBS	—	10,877,783	—	10,877,783	—	9,970,698	—	9,970,698
Investment in debt securities AFS(2)	—	11,263,096	50,393	11,313,489	—	14,276,523	63,235	14,339,758
Other investments - trading securities	—	40,435	—	40,435	379	718	—	1,097
RICs HFI(3)	—	—	50,391	50,391	—	17,634	84,334	101,968
LHFS (1)(4)	—	265,428	—	265,428	—	289,009	—	289,009
MSRs	—	—	77,545	77,545	—	—	130,855	130,855
Other assets - derivatives (2)	—	1,205,690	13,400	1,219,090	—	553,222	3,109	556,331
Total financial assets (5)	$—	$12,774,649	$191,729	$12,966,378	$379	$15,137,106	$281,533	$15,419,018
Financial liabilities:
Other liabilities - derivatives (2)	—	1,068,074	3,952	1,072,026	—	543,560	2,854	546,414
Total financial liabilities	$—	$1,068,074	$3,952	$1,072,026	$—	$543,560	$2,854	$546,414
(1)    LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 13 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(3) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(4) Residential mortgage loans.
(5) Approximately $191.7 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.5% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

Realized gains and losses on investments in debt securities are recognized in the Consolidated Statements of Operations through Net gain(loss) on sale of investment securities.

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. At December 31, 2019, the Company has used the most recent purchase price as the fair value for certain loans and hence classified those RICs as Level 2. The estimated fair value of the all RICs HFI at December 31, 2020 is estimated using a DCF model and are classified as Level 3.

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

NOTE 14. FAIR VALUE (continued)

MSRs

The Company has elected to measure most of its residential MSRs at fair value to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates (reflective of a market participant’s return on an investment for similar assets), servicing costs, and other economic factors which are determined based on current market conditions. Historically, servicing costs and discount rates have been less volatile than prepayment rates, which are directly correlated with changes in market interest rates. Increases in prepayment rates, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. Assumptions incorporated into the residential MSR valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs, as well as future expectations. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices. Those MSRs not accounted for at fair value are accounted for at amortized cost, less impairment.

As a benchmark for the reasonableness of the residential MSRs fair value, opinions of value from Brokers are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value. MSR’s are classified as Level 3.

Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through Miscellaneous income, net.

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.4 million and $8.4 million, respectively, at December 31, 2020.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.2 million and $4.2 million, respectively, at December 31, 2020.

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

NOTE 14. FAIR VALUE (continued)

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

See Note 13 to these Consolidated Financial Statements for a discussion of derivatives activity.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2020 and 2019, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2020					Year Ended December 31, 2019
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$63,235	$84,334	$130,855	$255	$278,679	$327,199	$126,312	$149,660	$1,866	$605,037
Losses in OCI(2)	(588)	—	—	—	(588)	(2,535)	—	—	—	(2,535)
Gains/(losses) in earnings	—	14,374	(37,543)	8,878	(14,291)	—	11,433	(27,862)	(2,610)	(19,039)
Additions/Issuances	—	2,512	12,377	—	14,889	—	2,079	26,816	—	28,895
Transfer from level 2(3)	—	17,634	—	—	17,634	—	—	—	—	—
Settlements(1)	(12,254)	(68,463)	(28,144)	315	(108,546)	(261,429)	(55,490)	(17,759)	999	(333,679)
Balances, end of period	$50,393	$50,391	$77,545	$9,448	$187,777	$63,235	$84,334	$130,855	$255	$278,679
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$14,374	$(37,543)	$(1,282)	$(24,451)	$—	$11,433	$(27,862)	$(2,975)	$(19,404)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2)Losses in OCI during the three-month period ended December 31, 2020 decreased by $0.2 million from the prior reporting date of September 30, 2020.
(3)The Company transferred RIC's from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs as of December 31, 2020. There were no other transfers into or out of Level 3 during the years ended December 31, 2020 and 2019.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2020	Level 1	Level 2	Level 3	Balance at December 31, 2019
Impaired commercial LHFI	$—	$32,609	$11,925	$44,534	$—	$133,640	$356,220	$489,860
Foreclosed assets	—	8,232	23,528	31,760	—	17,168	51,080	68,248
Vehicle inventory	—	313,754	—	313,754	—	346,265	—	346,265
LHFS(1)	—	—	1,960,768	1,960,768	—	—	1,131,214	1,131,214
Auto loans impaired due to bankruptcy	—	191,785	—	191,785	—	200,504	503	201,007
Goodwill	—	—	2,596,161	2,596,161	—	—	4,444,389	4,444,389
MSRs	—	—	—	—	—	—	8,197	8,197
(1)    These amounts include $893.5 million and $1.0 billion of personal LHFS that were impaired as of December 31, 2020 and December 31, 2019, respectively.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $33.2 million and $448.8 million at December 31, 2020 and December 31, 2019, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of the collateral securing the loans.

NOTE 14. FAIR VALUE (continued)

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3 at October 1 annually or more frequently if impairment indicators are present at an interim date. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2020	2019	2018
Impaired LHFI	Credit loss expense	$1,127	$(15,495)	$(58,818)
Foreclosed assets	Miscellaneous income, net (1)	(4,980)	(13,648)	(12,137)
LHFS	Credit loss expense	(1,607)	—	(387)
LHFS	Miscellaneous income, net (1)	(509,223)	(404,606)	(382,298)
Auto loans impaired due to bankruptcy	Credit loss expense	—	(9,106)	(93,277)
Goodwill impairment	Impairment of goodwill (1)(2)	(1,848,228)	—	—
MSRs	Miscellaneous income, net (1)	(138)	(633)	(743)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2)    In the period ended December 30, 2020, Goodwill totaling $4.4 billion was written down to its implied fair value of $2.6 billion, resulting in a goodwill impairment charge of $1.8 billion.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at December 31, 2020 and December 31, 2019, respectively:

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,393	DCF	Discount rate (1)	0.22%
Personal LHFS (4)	893,479	Lower of market or Income approach	Market participant view	60.00% - 70.00%
			Discount rate	20.00% - 30.00%
			Default rate	35.00% - 45.00%
			Net principal & interest payment rate	65.00% - 75.00%
			Loss severity rate	90.00% - 95.00%
RICs HFS	674,048	DCF	Discount rate	1.50% - 2.50% (2.00%)
			Default rate	2.00% - 4.00% (3.00%)
			Prepayment rate	10.00% - 20.00% (15.00%)
			Loss severity rate	50.00% - 60.00% (55.00%)
MSRs	77,545	DCF	CPR (2)	[7.66% - 45.35%] (16.11%)
			Discount rate (3)	9.37%
(1)    Based on the applicable term and discount index. The Company owns one financing bond security.
(2)    Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(3)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(4)    Excludes non-significant Level 3 LHFS portfolios. The estimated fair value for personal LHFS (Bluestem) is calculated based on the lower of market participant view, a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, and also considers the possible outcomes of the Bluestem bankruptcy process.

NOTE 14. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$51,001	DCF	Discount rate (1)	1.64%
Sale-leaseback securities	12,234	Consensus pricing (8)	Offered quotes (9)	103.00%
RICs HFI	84,334	DCF	CPR (5)	6.66%
			Discount rate (6)	9.50% - 14.50% (13.16%)
			Recovery rate (7)	25% - 43% (41.12%)
Personal LHFS (4)	1,007,105	Lower of market or Income approach	Market participant view	70.00% - 80.00%
			Discount rate	15.00% - 25.00%
			Default rate	30.00% - 40.00%
			Net principal & interest payment rate	70.00% - 85.00%
			Loss severity rate	90.00% - 95.00%
MSRs (10)	130,855	DCF	CPR (2)	7.83% - 100.00% (11.97%)
			Discount rate (3)	9.63%
(1), (2), (3), (4) - See corresponding footnotes to the December 31, 2020 Level 3 significant inputs table above.
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
(8)    Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
(9)    Based on the nature of the input, a range or weighted average does not exist. The Company owns one sale-leaseback security.
(10)    Excludes MSR valued on a non-recurring basis for which we do not consider there to be significant unobservable assumptions.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2020					December 31, 2019
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,621,281	$12,621,281	$12,621,281	$—	$—	$7,644,372	$7,644,372	$7,644,372	$—	$—
Investments in debt securities AFS	11,313,489	11,313,489	—	11,263,096	50,393	14,339,758	14,339,758	—	14,276,523	63,235
Investments in debt securities HTM	5,504,685	5,677,929	—	5,677,929	—	3,938,797	3,957,227	—	3,957,227	—
Other investments (3)	790,435	801,056	—	801,056	—	1,097	1,097	379	718	—
LHFI, net	84,794,689	89,395,086	—	32,609	89,362,477	89,059,251	90,490,760	—	1,142,998	89,347,762
LHFS	2,226,196	2,226,196	—	265,428	1,960,768	1,420,223	1,420,295	—	289,009	1,131,286
Restricted cash	5,303,460	5,303,460	5,303,460	—	—	3,881,880	3,881,880	3,881,880	—	—
MSRs(1)	77,545	77,545	—	—	77,545	132,683	139,052	—	—	139,052
Derivatives	1,219,090	1,219,090	—	1,205,690	13,400	556,331	556,331	—	553,222	3,109

Financial liabilities:
Deposits (2)	3,897,056	3,920,096	—	3,920,096	—	9,375,281	9,384,994	—	9,384,994	—
Borrowings and other debt obligations	46,359,467	47,081,852	—	30,538,951	16,542,901	50,654,406	51,232,798	—	36,114,404	15,118,394
Derivatives	1,072,026	1,072,026	—	1,068,074	3,952	546,414	546,414	—	543,560	2,854
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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At December 31, 2020 and December 31, 2019, the balance of these loans serviced for others accounted for at fair value was $12.5 billion and $15.0 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 13 to these Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019:

	December 31, 2020			December 31, 2019
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$265,428	$250,822	$14,606	$289,009	$284,111	$4,898
RICs HFI	50,391	50,624	(233)	101,968	113,863	(11,895)
Nonaccrual loans	1,474	2,178	(704)	10,616	12,917	(2,301)
(1)    LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Non-interest income:
Consumer and commercial fees	$471,901	$548,846	$568,147
Lease income	3,037,284	2,872,857	2,375,596
Miscellaneous income, net
Mortgage banking income, net	49,082	44,315	34,612
BOLI	58,981	62,782	58,939
Capital market revenue	227,421	197,042	165,392
Net gain on sale of operating leases	243,189	135,948	202,793
Asset and wealth management fees	208,732	175,611	165,765
Loss on sale of non-mortgage loans	(366,976)	(397,965)	(351,751)
Other miscellaneous (loss) / income, net	(10,923)	83,865	31,532
Net gain on sale of investment securities	31,297	5,816	(6,717)
Total Non-interest income	$3,949,988	$3,729,117	$3,244,308
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$190,011	$241,167	$236,381
Commission and trailer fees(2)	192,355	160,665	143,733
Interchange income, net(2)	64,394	67,524	60,258
Underwriting service fees(2)	137,007	97,211	71,536
Asset and wealth management fees(2)	127,612	145,515	138,108
Other revenue from contracts with customers(2)	60,351	39,885	36,692
Total in-scope of revenue from contracts with customers	771,730	751,967	686,708
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	233,699	256,412	294,371
Lease income	3,037,284	2,872,857	2,375,596
Miscellaneous loss(3)	(124,022)	(157,935)	(105,650)
Net gain/(loss) on sale of investment securities	31,297	5,816	(6,717)
Total out-of-scope of revenue from contracts with customers	3,178,258	2,977,150	2,557,600
Total non-interest income	$3,949,988	$3,729,117	$3,244,308
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 15. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year Ended December 31,
(in thousands)	2020	2019(1)	2018
Other expenses:
Amortization of intangibles	$58,661	$58,993	$60,650
Deposit insurance premiums and other expenses	50,238	64,734	61,983
Loss on debt extinguishment	10,887	2,735	3,470
Other administrative expenses	390,573	518,138	461,291
Other miscellaneous expenses	50,193	42,830	21,595
Total Other expenses	$560,552	$687,430	$608,989
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

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2020	2019	2018

Current:
Foreign	$(1,096)	$491	$13,183
Federal	103,260	40,964	(68,160)
State	63,346	91,592	64,002
Total current	165,510	133,047	9,025

Deferred:
Foreign	4,797	38,471	16,882
Federal	(213,105)	263,970	360,780
State	(67,847)	36,711	39,213
Total deferred	(276,155)	339,152	416,875
Total income tax provision/(benefit)	$(110,645)	$472,199	$425,900

NOTE 16. INCOME TAXES (continued)

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2020, 2019, and 2018 to the Company's effective tax rate for each of the years indicated:

	Year Ended December 31,
	2020	2019	2018

Federal income tax at statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(1.8)%	2.4%	4.6%
Tax-exempt income	1.3%	(0.9)%	(0.8)%
Section 162(m) limitation	(0.4)%	0.2%	0.2%
Non-deductible FDIC insurance premiums	(1.2)%	0.8%	0.8%
BOLI	1.6%	(0.9)%	(0.9)%
State income taxes, net of federal tax benefit	(2.4)%	6.1%	5.9%
General business tax credits	2.7%	(1.6)%	(1.7)%
Electric vehicle credits	0.2%	(0.4)%	(0.7)%
Basis difference in unconsolidated subsidiaries	34.7%	3.4%	3.0%
Uncertain tax position reserve	0.4%	(0.1)%	(0.3)%
Goodwill impairment	(37.8)%	—%	—%
Other	(3.9)%	1.2%	(1.0)%
Effective tax rate	14.4%	31.2%	30.1%

NOTE 16. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2020	2019 (1)
Deferred tax assets:

ALLL	$349,186	$176,304
IRC Section 475 mark-to-market adjustment	670,294	169,224
Unrealized loss on available-for-sale securities	—	2,209
Unrealized loss on derivatives	—	9,639
Held to maturity	3,417	4,618
Capital loss carryforwards	—	22,547
Net operating loss carryforwards	1,883,130	2,098,447
Lease liability	167,165	169,415
Employee benefits	87,471	104,788
General business credit & other tax credit carryforwards	486,937	535,694
Broker commissions paid on originated mortgage loans	7,444	10,520
Minimum tax credit carryforwards	1,337	30,903
Goodwill amortization	38,390	34,504
Accrued expenses	69,401	83,271
Recourse reserves	6,322	6,854
Deferred interest expense	74,324	73,271
Depreciation and amortization	684,382	470,965
Other	139,525	174,537
Total gross deferred tax assets	4,668,725	4,177,710
Valuation allowance	(371,559)	(371,457)
Total deferred tax assets	4,297,166	3,806,253

Deferred tax liabilities:
Purchase accounting adjustments	72,559	87,444
Deferred income	10,357	42,811
Originated MSRs	23,290	37,164
Unrealized gain on AFS securities	45,070	—
Unrealized gain on derivatives	28,788	—
ROU asset	157,081	168,686
SC basis difference	—	413,915
Leasing transactions	3,933,789	3,855,255
Other	197,472	218,330
Total gross deferred tax liabilities	4,468,406	4,823,605

Net deferred tax (liability)	$(171,240)	$(1,017,352)
(1) Includes an immaterial correction to present the deferred tax impacts on ROU asset and liabilities on a gross basis increasing DTAs and DTLs by $156.0 million as of December 31, 2019.

Due to jurisdictional netting, the net deferred tax liability of $171.2 million is classified on the balance sheet as a deferred tax liability of $182.4 million and a deferred tax asset included in Other assets of $11.1 million.

NOTE 16. INCOME TAXES (continued)

The IRC Section 475 mark-to-market adjustment deferred tax asset is primarily related to SC's business as a dealer, which is required to be recognized under IRC Section 475 for net gains that have been recognized for tax purposes on loans that are required to be marked to market for tax purposes but not book purposes. The increased deferred tax asset as of December 31, 2020 as compared to 2019 is largely due to the CECL adoption in 2020 at SC. The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions. The SC basis difference deferred tax liability is the book over tax basis difference in the Company's investment in SC. During the third quarter, the Company’s ownership of SC reached the 80% threshold which requires SC to be consolidated with the Company for tax filing purposes. Due to the filing of the consolidated federal tax return, SC and SHUSA's deferred tax assets and liabilities are now offset and reported on a net basis. SHUSA reversed its deferred tax liability of $306.6 million for the book over tax basis difference in its investment in SC as SHUSA now has the ability and expects to recover its investment in SC in a tax-free manner.

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2020, the Company maintained a valuation allowance of $371.6 million, compared to $371.5 million as of December 31, 2019, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $0.1 million increase year-over-year was primarily driven by an increase in the valuation allowance at SC offset by the sale in the third quarter of subsidiaries in Puerto Rico which had valuation allowances.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2020, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$1,809,434	$187,551	2037
State net operating loss carryforwards	73,697	6,916	2039
General business credit carryforward	486,937	77,896	2040
Minimum tax credit carryforward	1,337	1,336	N/A
Deferred tax timing differences	2,289,282	97,860	N/A
Total	$4,660,687	$371,559
(1) These will expire in varying amounts through the final expiration year.

As of December 31, 2020, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries (with the exception of one subsidiary) in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA included a transition tax, which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. Additionally, the sale of a foreign subsidiary could result in a gain that is subject to tax.

The Company has not provided deferred income taxes of $29.1 million on approximately $112.1 million of the Bank's existing pre-1988 tax bad debt reserve at December 31, 2020, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by the Bank in excess of certain earnings and profits, the redemption of the Bank’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 16. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2020, the Company had reserves related to tax benefits from uncertain tax positions of $46.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2018	$48,688	$41,798	$90,486
Additions based on tax positions related to 2018	1,005	—	1,005
Additions for tax positions of prior years	2,030	1,527	3,557
Reductions for tax positions of prior years	(1,545)	(65)	(1,610)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,813)	(764)	(5,577)
Settlements	(62)	(29)	(91)
Gross unrecognized tax benefits at December 31, 2018	45,303	42,467	87,770
Additions based on tax positions related to 2019	270	—	270
Additions for tax positions of prior years	12,716	1,779	14,495
Reductions for tax positions of prior years	(4,652)	(35,554)	(40,206)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,900)	(2,134)	(6,034)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2019	49,737	6,558	56,295
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	1,118	1,118
Reductions for tax positions of prior years	(3,096)	(1,579)	(4,675)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(93)	(52)	(145)
Settlements	(785)	(154)	(939)
Gross unrecognized tax benefits at December 31, 2020	$45,763	$5,891	$51,654
Gross net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2020	$45,763	$5,891

Less: Federal, state and local income tax benefits			(5,239)
Net unrecognized tax benefit reserves			$46,415

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

On September 5, 2019, the Federal District Court in Massachusetts entered a stipulated judgment resolving the Company’s litigation relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion that was previously disclosed within its Form 10-K for 2018. That stipulated judgment resolved the Company’s tax liability for the 2003 through 2005 tax years with no material effect on net income. The Company has agreed with the IRS to resolve the treatment of the same financing transactions for the 2006 and 2007 tax years on terms consistent with the September 5, 2019 stipulated judgment. The Congressional Joint Committee on Taxation has completed its review of the proposed resolution of the 2006 and 2007 tax years with no objections. The Company and the IRS are now finalizing that resolution, which will have no impact on net income.

NOTE 16. INCOME TAXES (continued)

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

NOTE 17. STOCK-BASED COMPENSATION

SC Stock Compensation Plans

SC granted stock options to certain executives, other employees, and independent directors under SC's 2011 MEP, which enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and SC will not grant any further awards under the MEP. SC has granted stock options, restricted stock awards and RSUs under its Omnibus Incentive Plan (the "Plan"), which was established in 2013 and enables SC to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,641 shares of SC Common Stock. The Plan was amended and restated as of June 16, 2016.

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

Compensation expense related to 583,890 shares of restricted stock that SC has issued to certain executives is recognized over a five-year vesting period, with zero recorded for the years ended December 31, 2020, 2019 and 2018, respectively. SC recognized $7.1 million, $8.6 million and $7.7 million related to stock options and RSUs within compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively. In addition, SC recognizes forfeitures of awards as they occur.

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

NOTE 17. STOCK-BASED COMPENSATION (continued)

A summary of SC's stock options and related activity as of and for the year ended December 31, 2020, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2020	273,737	$13.09	3.1	$2,867
Granted	—	—
Exercised	(75,468)	9.89		868
Expired	(15,440)	25.89
Forfeited	(13,460)	17.25
Other	—	—
Options outstanding at December 31, 2020	169,369	$13.01	1.9	$1,543
Options exercisable at December 31, 2020	169,369	$13.01	1.9	$1,543
Options expected to vest after December 31, 2020	—	$—	0.0	$—

A summary of the status and changes of SC's nonvested stock options as of and for the year ended December 31, 2020, is presented below:

	Shares	Weighted Average Grant Date Fair Value

Non-vested at January 1, 2020	29,951	$5.01
Granted	—	—
Vested	(16,491)	5.00
Forfeited	(13,460)	5.01
Non-vested at December 31, 2020	—	$—

At December 31, 2020, total unrecognized compensation expense for nonvested stock options was zero.

There were no stock options granted to employees in 2020 or 2019.

The Company has the same fair value basis with that of SC for any stock option awards after the IPO date.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the CRD IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity and deferred, SC periodically grants RSUs. Under the Plan, a portion of these RSUs vested immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. RSUs are valued based upon the fair market value on the date of the grant. The Company also has granted certain directors RSUs that vest upon the earlier of the first anniversary of the grant date or the first stockholder meeting following the grant date. In addition, the Company grants RSUs to certain officers and employees as part of variable compensation and vesting terms can vary depending on grant reason. Any awards granted that are not pursuant to CRD IV compliance are not subject to the one year no sale/transfer restriction. RSUs are valued based upon the fair market value on the date of the grant.

A summary of the Company’s RSUs and performance stock units and related activity as of and for the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Outstanding at January 1, 2020	498,299	$17.41	0.9	$11,645
Granted	268,438	24.02
Vested	(386,704)	19.84		9,037
Forfeited/cancelled	(13,021)	17.98
Unvested at December 31, 2020	367,012	$19.78	0.8	$8,082

NOTE 18.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the 401(k) Plan, sponsored by the Company, following their completion of one month of service. There is no age requirement to join the 401(k) Plan. Beginning January 2020, the Bank matched 100% of employee contributions up to 6% of their compensation. In 2019, the Bank matched 100% of employee contributions up to 5% of the employee's compensation. The Bank's match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Bank recognized expense for contributions to the 401(k) Plan of $40.2 million, $33.7 million and $26.8 million during 2020, 2019 and 2018, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

SC sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. SC will match up to 6% of their eligible compensation, with matching contributions of up to 100% of employee contributions. The total amount contributed by SC under this plan in 2020, 2019 and 2018 was $16.3 million, $14.0 million and $14.0 million, respectively.

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

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $28.4 million and $31.5 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2020 and December 31, 2019, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $12.8 million and $14.5 million at December 31, 2020 and December 31, 2019, respectively.

BSI and SIS are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former BSI and SIS employees. Effective December 31, 2012, the defined benefit pension plan was frozen. The amounts representing BSI and SIS's share of the pension liability are recorded within Other liabilities on the Consolidated Balance Sheets. This plan currently has an unfunded liability of $65.1 million, of which $39.8 million is the share of the liability assigned to BSI and SIS combined.

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 13 to these Consolidated Financial Statements for discussion of all derivative contract commitments.

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2020	December 31, 2019
	(in thousands)
Commitments to extend credit	$30,883,502	$30,685,478
Letters of credit	1,432,764	1,592,726
Commitments to sell loans	49,791	21,341
Unsecured revolving lines of credit	—	24,922
Recourse exposure on sold loans	26,362	53,667
Total commitments	$32,392,419	$32,378,134

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

Included within the reported balances for Commitments to extend credit at December 31, 2020 and December 31, 2019 are $5.4 billion and $5.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2020 was 12.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2020 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the life of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2020. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2020 and December 31, 2019, the liability related to unfunded lending commitments was $146.5 million and $89.6 million, respectively.

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

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2020 and December 31, 2019, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2020	December 31, 2019
		(in thousands)
Chrysler Agreement	Revenue-sharing and gain/(loss), net-sharing payments	$43,778	$12,132
Agreement with Bank of America	Servicer performance fee	1,200	2,503
Agreement with CBP	Loss-sharing payments	181	1,429
Other contingencies	Consumer arrangements	22,155	1,991

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

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem for an initial term ending in April 2020 and renewable through April 2022 at Bluestem's option. As of December 31, 2020 and December 31, 2019, the total unused credit available to customers was $2.7 billion and $3.0 billion, respectively. In 2020, SC purchased $1.2 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In 2019, SC purchased $1.2 billion of receivables out of the $3.1 billion unused credit available to customers as of December 31, 2018. In addition, SC purchased $294.3 million and $270.0 million of receivables related to newly-opened customer accounts during the years ended December 31, 2020 and 2019, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of December 31, 2020 and December 31, 2019, SC was obligated to purchase $14.2 million and $10.6 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC. SC also is required to make a profit-sharing payment to Bluestem each month if performance exceeds a specified return threshold. The agreement, among other provisions, gives Bluestem the right to repurchase up to 9.99% of the existing portfolio at any time during the term of the agreement and, provides that, if the repurchase right is exercised, Bluestem has the right to retain up to 20.00% of new accounts subsequently originated.

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2020, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2020 and December 31, 2019 not subject to a market price check was $15.3 million and $39.8 million, respectively.

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

As of December 31, 2020 and December 31, 2019, the Company accrued aggregate legal and regulatory liabilities of approximately $109.5 million and $294.7 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $32.9 million as of December 31, 2020. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SHUSA Matters

On March 21, 2017, SC and SHUSA entered into a written agreement with the FRB of Boston. Under the terms of that agreement, SC was required to enhance its compliance risk management program, board oversight of risk management and senior management oversight of risk management, and SHUSA was required to enhance its oversight of SC's management and operations. On February 2, 2021, the FRB of Boston closed this matter.

Mortgage Escrow Interest Putative Class Action

The Bank is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that the Bank is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and the Bank has filed a motion to dismiss.

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Overtime Putative Class Action

The Bank is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that the Bank failed to pay overtime to current and former branch operations managers. The Court denied the Bank’s motion to dismiss. Plaintiff's motion seeking to amend its complaint to add additional state law claims is fully briefed.

SC Matters

Securities Class Action and Shareholder Derivative Lawsuits

Deka Lawsuit: SC is a defendant in a purported securities class action lawsuit (the "Deka Lawsuit") in the United States District Court, Northern District of Texas, captioned Deka Investment GmbH et al. v. Santander Consumer USA Holdings Inc. et al., No. 3:15-cv-2129-K. The Deka Lawsuit, which was filed in August 2014, was brought against SC, certain of its current and former directors and executive officers and certain institutions that served as underwriters in SC's IPO, including SIS, on behalf of a class consisting of those who purchased or otherwise acquired SC securities between January 23, 2014 and June 12, 2014. The complaint alleges, among other things, that the IPO registration statement and prospectus and certain subsequent public disclosures violated federal securities laws by containing misleading statements concerning SC’s ability to pay dividends and the adequacy of SC’s compliance systems and oversight. In December 2015, SC and the individual defendants moved to dismiss the lawsuit, which was denied. In December 2016, the plaintiffs moved to certify the proposed classes. In July 2017, the court entered an order staying the Deka Lawsuit pending the resolution of the appeal of a class certification order in In re Cobalt Int’l Energy, Inc. Sec. Litig., No. H-14-3428, 2017 U.S. Dist. LEXIS 91938 (S.D. Tex. June 15, 2017). In October 2018, the court vacated the order staying the Deka Lawsuit and ordered that merits discovery in the Deka Lawsuit be stayed until the court ruled on the issue of class certification. On July 28, 2020, the Company entered into a Stipulation of Settlement with the plaintiffs in the Deka Lawsuit that fully resolves all of the plaintiffs' claims, for a cash payment of $47 million. On August 13, 2020, the Court entered an order preliminarily approving the settlement and providing for notice, setting the final settlement hearing and on January 12, 2021, the Court entered a Final Judgement and Order of Dismissal with Prejudice.

In Re Santander Consumer USA Holdings, Inc. Derivative Litigation: In October 2015, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Feldman v. Jason A. Kulas, et al., C.A. No. 11614-VCG (the "Feldman Lawsuit"). The Feldman Lawsuit names as defendants certain current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the current and former director defendants breached their fiduciary duties in connection with overseeing SC’s nonprime auto lending practices, resulting in harm to SC. The complaint seeks unspecified damages and equitable relief. In December 2015, the Feldman Lawsuit was stayed pending the resolution of the Deka Lawsuit. In September 2016, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware captioned Jackie888, Inc. v. Jason Kulas, et al., C.A. No. 12775-VCG (the "Jackie888 Lawsuit"). The Jackie888 Lawsuit names as defendants current and former members of SC’s Board of Directors, and names SC as a nominal defendant. The complaint alleges, among other things, that the director defendants breached their fiduciary duties in connection with SC’s accounting practices and controls. The complaint seeks unspecified damages and equitable relief. In April 2017, the Jackie888 Lawsuit was stayed pending the resolution of the Deka Lawsuit. In March 2018, the Feldman Lawsuit and Jackie888 Lawsuit were consolidated under the caption In Re Santander Consumer USA Holdings, Inc. Derivative Litigation, Consol. C.A. No. 11614-VCG. In January 2020, the Company executed a Stipulation and Agreement of Settlement, Compromise and Release with the plaintiffs in the consolidated action that, subject to court approval, fully resolves all of the plaintiffs’ claims in the Feldman Lawsuit and the Jackie888 Lawsuit. The Stipulation provides for the settlement of the consolidated action and, in return the Company has enacted or will enact and implement certain corporate governance reforms and enhancements. The settlement hearing at which the Court would consider the settlement was scheduled for May 27, 2020. On May 22, 2020 Seattle City Employees' Retirement System ("Seattle City") filed a notice of intent to object to the settlement and requested a continuance of the settlement hearing. The Court continued the settlement hearing on May 25, 2020. Thereafter, the parties met and conferred with Seattle City and responded to Seattle City's discovery requests and interrogatories. On November 16, 2020, Seattle City informed the Court that it would not be objecting to the settlement. On December 7, 2020, the Court rescheduled the final hearing on the terms of the settlement for January 20, 2021. The Court entered a Final Order and Judgement approving the derivative class action settlement on January 25, 2021.

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Seattle City Employees Retirement System V. Santander Holdings USA, Inc., et al: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing SC to engage in share repurchases for the purpose of increasing SHUSA’s ownership of SC above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of SC’s shareholders.

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

Currently, such matters include, but are not limited to, the following:

•In October 2014, May 2015, July 2015 and February 2017, SC received subpoenas and/or CIDs from a group of Attorneys General of California, Illinois, Oregon, New Jersey, Maryland and Washington (the "Consortium") under the authority of each state's consumer protection statutes. On May 19, 2020, all of the Consortium members and SC announced a settlement of the investigation requiring SC to: (1) pay a total of $65 million to the states for consumer remediation; (2) pay $5 million to the states for investigation costs; (3) pay up to $2 million in settlement administration costs; (4) provide $45 million in prospective debt forgiveness; (5) provide deficiency waivers for a defined class of SC customers; and (6) implement certain enhancements to its loan underwriting process.
•In August 2017, SC received a CID from the CFPB. The stated purpose of the CID is to determine whether SC has complied with the Fair Credit Reporting Act and related regulations. SC responded to the CFPB's requests within the deadlines specified in the CIDs and otherwise cooperated with the CFPB with respect to this matter. On December 22, 2020, the CFPB entered a Consent Order resolving this matter for a civil money penalty of $4.75 million and other injunctive relief.
•Mississippi Attorney General Lawsuit: In January 2017, Mississippi AG filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief. In March 2017, SC filed motions to dismiss the lawsuit and the parties are proceeding with discovery.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of December 31, 2020, SSLLC had received 770 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs, generally, that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 141 arbitration cases pending as of December 31, 2020. The Company has experienced a decrease in the volume of claims since September 30, 2019 and does not expect to see a significant increase in claims in future periods.

NOTE 19. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. On September 16, 2020, the defendants moved to dismiss the complaint.

On October 28, 2020, bond insurer Ambac Assurance Corporation filed an amended complaint in Puerto Rico state court adding SSLLC and four other Puerto Rico municipal bond underwriters to a pending suit against seven underwriters, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Ambac relied on such misrepresentations in agreeing to insure certain of the bonds. The amended complaint alleges damages of not less than $508 million. On December 8, 2020, the defendants moved to dismiss the amended complaint.

On November 27, 2020, bond insurer Financial Guaranty Insurance Company filed suit in Puerto Rico state court against twelve Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Financial Guaranty Insurance Company relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $447 million. On February 1, 2021, the defendants moved to dismiss the complaint.

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

Stockholder's Equity

The Company received cash contribution of $88.9 million in 2019 from Santander. The Company did not receive any capital contributions from Santander in 2020.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2020 and December 31, 2019, the average unfunded balance outstanding under these commitments was $109.7 million and $92.5 million, respectively.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements. The Company has $10.8 billion of public securities consisting of various senior note obligations. Santander owned approximately 0.4% of the outstanding principal of these securities as of December 31, 2020.

NOTE 20. RELATED PARTY TRANSACTIONS (continued)

Derivatives

As of December 31, 2020 and 2019, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $28.2 billion and $4.6 billion, respectively.

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company, including the Company's executive officers, are priced at up to a 0.25% discount to market, but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans was $2.6 million at December 31, 2020 and was immaterial at December 31, 2019.

Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in 2020 in the amount of $12.0 million, $10.2 million in 2019 and $5.4 million in 2018. There were no payables in connection with this agreement for the years ended December 31, 2020 or 2019. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Operations, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2020 in the amount of $3.6 million, $4.1 million in 2019 and $1.8 million in 2018. The Company had no payables in connection with this agreement in 2020 or 2019. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amounts of $6.5 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2020, and $1.4 million and $1.9 million in 2019 and 2018, respectively. There were no payables in connection with this agreement in 2020 or 2019. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Technology S.L. is under contract with the Company to provide professional services, information technology development, support and administration, with fees for these services paid in 2020 in the amount of $127.2 million, $136.9 million in 2019 and $119.1 million in 2018. In addition, as of December 31, 2020 and 2019, the Company had payables for these services in the amounts of $8.7 million and $21.4 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.
•During the years ended December 31, 2020, 2019 and 2018, the Company paid $17.4 million, $15.4 million, $17.1 million to Santander for the development and implementation of global projects as part of internal expense allocation.
•In 2020, the Company and Grupo Financiero Santander Mexico ("San Mexico"), a Santander affiliate, entered into an agreement for technology services. The Company will provide technology support to San Mexico, which will include staff management services and consulting management services. The Company recognized $1.8 million in fees for the period ended December 31, 2020 which is included within Miscellaneous income, net in the Consolidated Statements of Operations.
•The Bank and SIS entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the US where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between the Bank and SIS eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the year ended, December 31, 2020, the Company received net fee income of $29.0 million, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations.

NOTE 20. RELATED PARTY TRANSACTIONS (continued)

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Credit Facilities

SC have a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2020, December 31, 2019 and December 31, 2018, SC incurred interest expense, including unused fees of $20.7 million, zero and $11.6 million, respectively.

In 2015, under a new agreement with Santander, SC agreed to begin incurring a fee of 12.5 basis points per annum on certain warehouse facilities, as they renew, for which Santander provides a guarantee of SC's servicing obligations. SC recognized guarantee fee expense of zero, $0.4 million and $5.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, SC had zero fees payable to Santander under this arrangement.

Securitizations

SC entered into an MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. Servicing fee income recognized related to this agreement totaled $16.5 million, $29.8 million and $35.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Other information relating to the SPAIN securitization platform for the years ended December 31, 2020 and 2019 is as follows:

(in thousands)	December 31, 2020	December 31, 2019
Servicing fees receivable	1,070	1,869
Collections due to Santander	6,203	8,180

Origination Support Services

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting and purchase of retail loans, primarily from FCA dealers. In addition, SC has agreed to perform the servicing for any loans originated on SBNA’s behalf. For the years ended December 31, 2020 and 2019, SC facilitated the purchase of $5.4 billion and $7.0 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $38.7 million and $58.1 million for the year ended December 31, 2020 and 2019, of which $2.7 million was receivable and $2.1 million was payable to SC as of December 31, 2020 and 2019, respectively.

Other related-party transactions

•As of December 31, 2020, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and CEOs of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2020, 2019 and 2018, SC recorded $5.1 million, $5.3 million and $4.8 million, respectively, in lease expenses on this property. Future minimum lease payments over the remainder of the six-year term of the lease, which extends through 2026, total $41.1 million.

NOTE 20. RELATED PARTY TRANSACTIONS (continued)

•SC's wholly-owned subsidiary, SCI, opened deposit accounts with BSPR, formerly an affiliated entity. As of December 31, 2019, SCI had cash (including restricted cash) of $8.1 million, on deposit with BSPR. This transaction eliminates in the consolidation of SHUSA. On September 1, 2020, SHUSA completed the sale of SBC (the holding company that owned BSPR) for approximately $1.28 billion to First Bank Puerto Rico.
•The Bank has certain deposit and checking accounts of its affiliates. SC has certain deposit and checking accounts with SBNA. As of December 31, 2020 and 2019, SC had a balance of $32.5 million and $33.7 million, respectively, in these accounts. These transactions eliminate in the consolidation of SHUSA. Banco Santander (Brasil) S.A. had deposits with the Bank of $2.0 billion and zero as of December 31, 2020 and 2019, respectively. Banco Santander-Chile had deposits with the Bank of $845.0 million and zero as of December 31, 2020 and 2019, respectively. These transactions do not eliminate in the consolidation of SHUSA.

Entities that transferred to the Company as the IHC have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. As of December 31, 2020, BSI had short-term borrowings from unconsolidated affiliates of $200.0 million, compared to $1.8 million as of December 31, 2019. BSI had cash and cash equivalents deposited with affiliates of $51.8 million and $6.8 million as of December 31, 2020 and December 31, 2019, respectively. BSI had foreign exchange rate forward contracts with affiliates as counterparties with notional amounts of approximately $1.6 billion and $1.9 billion as of December 31, 2020 and December 31, 2019, respectively. BSI held deposits from unconsolidated affiliates of $72.9 million and $118.4 million as of December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 and 2019, loan participation of $618.2 million and $714.2 million, respectively, were sold to Santander without recourse.
•SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears and custodies certain of its securities transactions through various affiliates in Latin America and Europe. The balance of payables to customers due to Santander at December 31, 2020 was $2.4 billion, compared to $1.9 billion at December 31, 2019.

NOTE 21. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2020 and 2019, the Bank met the well-capitalized capital ratio requirements.

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

NOTE 21. REGULATORY MATTERS (continued)

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2020, 2019, and 2018, the Company paid cash dividends of $125.0 million, $400.0 million and $410.0 million, respectively.

In 2018, the Company paid cash dividends to preferred shareholders of $11.0 million before redeeming the balance of its outstanding preferred stock in the third quarter of 2018. The Company did not have any preferred stock outstanding in 2020 or 2019.
The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2020 and 2019:

	REGULATORY CAPITAL
(Dollars in thousands)	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2020(1):
Regulatory capital	$10,266,788	$10,266,788	$11,084,978	$10,266,788
Capital ratio	15.67%	15.67%	16.92%	12.13%
SHUSA at December 31, 2020(1):
Regulatory capital	$18,368,202	$20,048,095	$21,658,574	$20,048,095
Capital ratio	15.94%	17.40%	18.80%	13.77%

	Common Equity Tier 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2019(2):
Regulatory capital	$10,219,819	$10,219,819	$10,844,218	$10,219,819
Capital ratio	15.80%	15.80%	16.77%	12.77%
SHUSA at December 31, 2019(2):
Regulatory capital	$17,391,867	$18,780,870	$20,480,467	$18,780,870
Capital ratio	14.63%	15.80%	17.23%	13.13%
(1) Capital ratios through March 31, 2020 calculated under the U.S. Basel III framework on a transitional basis. Capital ratios starting in the first quarter of 2020 calculated under CECL transition provisions permitted by the CARES Act
(2)    Represents transitional ratios under Basel III.

NOTE 22. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.

NOTE 22. BUSINESS SEGMENT INFORMATION (continued)

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

SBNA also offers customer-related derivatives to hedge interest rate risk, and for C&I and CIB offers derivatives relating to foreign exchange and lending arrangements. See Note 11 to the Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries such as BSI, SSLLC, and several other subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

The Company’s segment results, excluding SC and the entities that have been transferred to the Company as the IHC, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

During the fourth quarter, the Company implemented organizational changes to meet the evolving needs of its business customers including the re-alignment of Upper Business Banking with the C&I segment from the CBB segment. In addition, the Company moved the assets associated with its Community Development Finance business from its “Other” category to the CRE&VF segment to align its LIHTC assets with similar CRE assets and liabilities. All prior period results have been restated for these segment changes.

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA Reportable Segments
December 31, 2020	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,359,280	$339,386	$379,710	$157,855	$(43,120)	$4,151,344	$(711)	$15,737	$6,359,481
Non-interest income	291,116	67,241	13,221	263,966	323,982	3,024,918	10,864	(45,320)	3,949,988
Credit loss expense	370,250	135,400	106,201	28,099	(137,065)	2,364,460	838	—	2,868,183
Total expenses	3,083,520	541,397	117,449	258,793	591,122	3,601,970	39,201	(25,218)	8,208,234
Income/(loss) before income taxes	(1,803,374)	(270,170)	169,281	134,929	(173,195)	1,209,832	(29,886)	(4,365)	(766,948)
Intersegment revenue/(expense)(1)	(856)	12,617	4,879	(16,640)	—	—	—	—	—
Total assets	21,947,514	7,960,282	20,506,030	10,965,616	39,165,741	48,887,493	—	—	149,432,676
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
(5)Includes results and assets of SIS.

NOTE 22. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended	SHUSA Reportable Segments
December 31, 2019	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,288,540	$329,368	$400,506	$152,041	$207,738	$3,971,826	$38,408	$54,341	$6,442,768
Non-interest income	342,373	87,467	18,231	208,851	409,948	2,760,370	6,184	(104,307)	3,729,117
Credit loss expense / (Recovery of) credit loss expense	150,329	38,102	13,507	6,045	(7,381)	2,093,749	(2,334)	—	2,292,017
Total expenses	1,598,837	298,877	119,686	270,065	782,938	3,284,179	40,107	(28,837)	6,365,852
Income/(loss) before income taxes	(118,253)	79,856	285,544	84,782	(157,871)	1,354,268	6,819	(21,129)	1,514,016
Intersegment revenue/(expense)(1)	(933)	9,403	5,950	(14,420)	—	—	—	—	—
Total assets	23,841,001	8,758,027	21,117,141	10,074,677	36,786,099	48,922,532	—	—	149,499,477
(1)- (5) Refer to corresponding notes above.

For the Year Ended	SHUSA Reportable Segments
December 31, 2018	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,215,579	$319,850	$404,535	$136,582	$240,749	$3,958,280	$31,083	$38,192	$6,344,850
Total non-interest income	295,840	96,697	7,176	195,023	402,210	2,297,517	9,678	(59,833)	3,244,308
Provision for credit losses	91,564	(26,340)	15,624	9,335	24,524	2,205,585	19,606	—	2,339,898
Total expenses	1,509,643	285,220	115,108	234,949	793,866	2,857,944	47,173	(11,578)	5,832,325
Income/(loss) before income taxes	(89,788)	157,667	280,979	87,321	(175,431)	1,192,268	(26,018)	(10,063)	1,416,935
Intersegment revenue/(expense)(1)	(52)	7,249	4,729	(12,362)	436	—	—	—	—
Total assets	20,724,736	8,773,242	20,599,161	8,652,134	32,925,157	43,959,855	—	—	135,634,285
(1)- (5) Refer to corresponding notes above.

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2020	2019
	(in thousands)
Assets
Cash and cash equivalents	$4,081,575	$3,125,760
Loans to non-bank subsidiaries	6,800,000	5,650,000
Investment in subsidiaries:
Bank subsidiary	9,244,620	11,617,397
Non-bank subsidiaries	10,381,360	11,606,398
Premises and equipment, net	38,626	49,983
Equity method investments	6,019	5,876
Restricted cash	56,403	58,168
Deferred tax assets, net	207,520	—
Other assets (1)	209,644	395,822
Total assets	$31,025,767	$32,509,404
Liabilities and stockholder's equity
Borrowings and other debt obligations	$10,656,350	$9,949,214
Borrowings from subsidiary banks	121,547	—
Borrowings from non-bank subsidiaries	150,981	148,748
Deferred tax liabilities, net	130,574	297,253
Other liabilities	222,594	234,703
Total liabilities	11,282,046	10,629,918
Stockholder's equity	19,743,721	21,879,486
Total liabilities and stockholder's equity	$31,025,767	$32,509,404
(1) Includes $1.0 million of other investments at both December 31, 2020 and December 31, 2019.

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2020	2019	2018
	(in thousands)
Interest income	$297,621	$176,013	$123,389
Income from equity method investments	426	2,288	78
Other income (1)	151,514	58,373	67,100
Total income	449,561	236,674	190,567
Interest expense	382,936	345,888	288,006
Other expense	261,821	234,849	301,418
Total expense	644,757	580,737	589,424
Loss before income taxes and equity in earnings of subsidiaries	(195,196)	(344,063)	(398,857)
Income tax (benefit)/provision	(275,290)	(38,732)	(51,114)
Loss before equity in earnings of subsidiaries	80,094	(305,331)	(347,743)
Equity in undistributed earnings of:
Bank subsidiary	(1,282,781)	387,938	489,452
Non-bank subsidiaries	362,323	670,562	565,695
Net income	(840,364)	753,169	707,404
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	98,281	(301)	(3,796)
Net unrealized gains/(losses) recognized on investment securities	140,143	222,887	(80,891)
Amortization of defined benefit plans	16,078	10,859	560
Total other comprehensive gain/(loss)	254,502	233,445	(84,127)
Comprehensive income	$(585,862)	$986,614	$623,277
(1) Includes $62.4 million gain on sale of SBC at December 31, 2020.

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2020	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(840,364)	$753,169	$707,404
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)/expense	(261,113)	235,688	24,277
Undistributed earnings of:
Bank subsidiary	1,282,781	(387,938)	(489,452)
Non-bank subsidiaries	(362,323)	(670,562)	(565,695)
Net gain on sale of investment in subsidiary and other	(65,229)	—	—
Equity earnings from equity method investments	(426)	(2,288)	(78)
Dividends from investment in subsidiaries	213,092	482,548	592,797
Depreciation, amortization and accretion	37,350	34,403	44,388
Loss on debt extinguishment	10,260	1,627	3,955
Net change in other assets and other liabilities	148,679	(56,938)	(60,256)
Net cash provided by operating activities	162,707	389,709	257,340
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from prepayments and maturities of AFS investment securities	—	250,000	—
Purchases of other investments	—	(1,042)	—
Net capital (contributed to)/returned from subsidiaries	(25,707)	(215,657)	(208,622)
Originations of loans to subsidiaries	(10,245,000)	(7,995,000)	(4,295,000)
Repayments of loans by subsidiaries	9,095,000	5,845,000	3,795,000
Proceeds from business divestitures	1,277,626	—	—
Purchases of premises and equipment	(2,538)	(9,800)	(15,333)
Net cash provided by/(used in) investing activities	99,381	(2,126,499)	(723,955)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of parent company debt obligations	(1,371,274)	(2,225,806)	(1,224,474)
Net proceeds received from Parent Company senior notes and senior credit facility	1,941,003	3,811,670	1,423,274
Net change in commercial paper	125,000	—	—
Net change in borrowings from subsidiary banks	120,000	—	—
Net change in borrowings from non-bank subsidiaries	2,233	3,583	2,611
Dividends to preferred stockholders	—	—	(10,950)
Dividends paid on common stock	(125,000)	(400,000)	(410,000)
Capital contribution from shareholder	—	88,927	85,035
Redemption of preferred stock	—	—	(200,000)
Net cash provided by/(used in) financing activities	691,962	1,278,374	(334,504)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	954,050	(458,416)	(801,119)
Cash, cash equivalents, and restricted cash at beginning of period	3,183,928	3,642,344	4,443,463
Cash, cash equivalents, and restricted cash at end of period (1)	$4,137,978	$3,183,928	$3,642,344

NON-CASH TRANSACTIONS
Capital expenditures in accounts payable	$7,852	$10,326	$8,174
Contribution of SAM from shareholder (2)	—	—	4,396
Adoption of lease accounting standard:
ROU assets	—	6,779	—
Accrued expenses and payables	—	7,622	—
(1) Amounts for the years ended December 31, 2020, 2019, and 2018 include cash and cash equivalents balances of $4.1 billion, $3.1 billion, and $3.6 billion, respectively, and restricted cash balances of $56.4 million, $58.2 million, and $79.6 million, respectively.
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

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020, (the “Evaluation Date”). Based on that evaluation, our CEO and CFO have concluded that as of the Evaluation Date, our disclosure controls and procedures: (a) are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (b) include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the CEO and the CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

As of December 31, 2020, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework," issued by the COSO of the Treadway Commission (the 2013 framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 pandemic to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account, and the third customer holding two GBP current accounts. All three of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2020 were negligible relative to the overall profits of Banco Santander S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by one customer were fully inaccessible at the time of the US designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have been frozen throughout the year ended December 31, 2020. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the year ended December 31, 2020.

•Santander Consumer Bank, S.A. holds seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the SDGT sanctions program. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the year ended December 31, 2020.

•Santander, also has certain legacy performance guarantees for the benefit of Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2020 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted.

ITEM 11 - EXECUTIVE COMPENSATION

Omitted.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2020 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2020(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,280	$7,505	$4,331	$21,116
Audit-Related Fees (3)	270	965	—	1,235
Tax Fees (4)	200	195	—	395
All Other Fees (5)	14	7	—	21
Total Fees	$9,764	$8,672	$4,331	$22,767
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
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2019.

Fiscal Year Ended December 31, 2019(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$10,640	$8,150	$4,992	$23,782
Audit-Related Fees (3)	1,132	900	97	2,129
Tax Fees (4)	425	150	—	575
All Other Fees(5)	13	7	—	20
Total Fees	$12,210	$9,207	$5,089	$26,506
(1) Audit fees for 2019 have been adjusted reflect amounts billed in 2020 related to 2019 audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2020, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2020.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. The following Consolidated Financial Statements as set forth in Part II, Item 8 of this Annual Report on Form 10-K are filed herein:

Consolidated Financial Statements.

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

2. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

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

Not applicable

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 3, 2021	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 3, 2021	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wennes Timothy Wennes	Director, President Chief Executive Officer (Principal Executive Officer)	March 3, 2021

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 3, 2021

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 3, 2021

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 3, 2021

/s/ Javier Maldonado Javier Maldonado	Director	March 3, 2021

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 3, 2021

/s/ Ana Botin Ana Botin	Director	March 3, 2021

/s/ Stephen A. Ferriss Stephen A. Ferriss	Director	March 3, 2021

/s/ Alan Fishman Alan Fishman	Director	March 3, 2021

/s/ Juan Guitard Juan Guitard	Director	March 3, 2021

/s/ Hector Grisi Hector Grisi	Director	March 3, 2021

/s/ Edith Holiday Edith Holiday	Director	March 3, 2021

/s/ Guy Moszkowski Guy Moszkowski	Director	March 3, 2021

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 3, 2021