Form 10-Q
period 2021-03-31
Santander Holdings USA, Inc.
filed 2021-05-04
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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
Number of shares of common stock outstanding at April 30, 2021: 530,391,043 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believes,” “expects,” “hope,” “anticipates,” “estimate,” “intends,” “plans,” “assume," "goal," "seek," "can", "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

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
•SHUSA’s ability to manage credit risk may increase to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral;
•adverse economic conditions in the United States and worldwide, including the extent of recessionary conditions in the U.S. related to COVID-19 and the strength of the U.S. economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and credit loss expense;
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
•risks SHUSA faces implementing its growth strategy, including SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people and raise capital necessary to achieve its business goals and comply with regulatory requirements;
•SHUSA’s ability to effectively manage its capital and liquidity, including approval of its capital plans by its regulators and its subsidiaries' ability to continue to pay dividends to it;
•Reduction in SHUSA's access to funding or increases in the cost of its funding, such as in connection with changes in credit ratings assigned to SHUSA or its subsidiaries, or a significant reduction in customer deposits;
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
•SC's agreement with Stellantis N.V. may not result in currently anticipated levels of growth and is subject to certain conditions that could result in termination of the agreement;
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
•changing federal, state, and local laws and regulations that could materially adversely affect our business, including changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;
•the costs and effects of regulatory or judicial actions or proceedings, including possible business restrictions resulting from such actions or proceedings;
•adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm;
•acts of terrorism or domestic or foreign military conflicts; and
•the other factors that are described in Part I, Item IA - Risk Factors of our Annual Report on Form 10-K.

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

ABS: Asset-backed securities	CRE: Commercial Real Estate
ACL: Allowance for credit losses	CRE & VF: Commercial Real Estate and Vehicle Finance
AFS: Available-for-sale	DCF: Discounted cash flow
ALLL: Allowance for loan and lease losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
AOCI: Accumulated other comprehensive income	DOJ: Department of Justice
ARRC: Alternative Reference Rate Committee	DPD: Days past due
ASC: Accounting Standards Codification	DRIVE: Drive Auto Receivables Trust, a securitization platform
ASU: Accounting Standards Update	DTI: Debt-to-income
ATM: Automated teller machine	EAD: Exposure at default
BHC: Bank holding company	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
BHCA: Bank Holding Company Act of 1956, as amended
BOLI: Bank-owned life insurance	EIP: Economic impact payments
BSI: Banco Santander International	EIR: Effective interest rate
BSPR: Banco Santander Puerto Rico	EPS: Enhanced Prudential Standards
C&I: Commercial & industrial	ETR: Effective tax rate
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	Evaluation Date: March 31, 2021
CBB: Consumer and Business Banking	Exchange Act: Securities Exchange Act of 1934, as amended
CBP: Citizens Bank of Pennsylvania	FASB: Financial Accounting Standards Board
CCAR: Comprehensive Capital Analysis and Review	FBO: Foreign banking organization
CD: Certificate of deposit	FDIC: Federal Deposit Insurance Corporation
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	Federal Reserve: Board of Governors of the Federal Reserve System
FHLB: Federal Home Loan Bank
CEF: Closed-end fund	FHLMC: Federal Home Loan Mortgage Corporation
CEO: Chief Executive Officer	FICO®: Fair Isaac Corporation credit scoring model
CET1: Common Equity Tier 1	FINRA: Financial Industrial Regulatory Authority
CEVF: Commercial equipment vehicle financing	FNMA: Federal National Mortgage Association
CFPB: Consumer Financial Protection Bureau	FRB: Federal Reserve Bank
CFO: Chief Financial Officer	FVO: Fair value option
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	GAAP: Accounting principles generally accepted in the United States of America

CIB: Corporate and Investment Banking	GBP: British pound sterling
CID: Civil investigative demand	GDP: Gross domestic product
CLTV: Combined loan-to-value	GNMA: Government National Mortgage Association
CMO: Collateralized mortgage obligation	GSIB: Global systemically important bank
CODM: Chief Operating Decision Maker	HFI: Held for investment
Company: Santander Holdings USA, Inc.	HFS: Held for sale
Covered Fund: a hedge fund or private equity fund	HPI: Housing Price Index
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	HTM: Held to maturity
IBOR: Inter-bank offered rate
CPR: Constant prepayment rate	IDI: Insured depository institution
CRA: Community Reinvestment Act	IHC: U.S. intermediate holding company
CRA Final Rule: the final rule relating to the CRA issued by the OCC on July 20, 2020
Interim Policy: Policy issued by the Federal Reserve for the third quarter of 2020 and extended through the first quarter of 2021 prohibiting share repurchases and limiting dividends by CCAR institutions

CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019

IPO: Initial public offering	RIC: Retail installment contract
IRS: Internal Revenue Service	ROU: Right-of-use
ISDA: International Swaps and Derivatives Association, Inc.	RV: Recreational vehicle
IT: Information technology	RWA: Risk-weighted asset
LCR: Liquidity coverage ratio	S&P: Standard & Poor's
LGD: Loss given default	SAF: Santander Auto Finance
LHFI: Loans held for investment	SAM: Santander Asset Management, LLC
LHFS: Loans held for sale	Santander: Banco Santander, S.A.
LIBOR: London Interbank Offered Rate	Santander UK: Santander UK plc
LIHTC: Low income housing tax credit	SBNA: Santander Bank, National Association
LTD: Long-term debt	SBC: Santander BanCorp and its subsidiaries
LTV: Loan-to-value	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MBS: Mortgage-backed securities	SCB: Stress capital buffer
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SC Common Stock: Common shares of SC
SCART: Santander Consumer Auto Receivables Trust
Moody's: Moody's Investor Service, Inc.	SCF: Statement of cash flows
MPLFA: Ten-year master private-label financing agreement with Stellantis N.V. signed in May 2013	SCRA: Servicemembers' Civil Relief Act
SDART: Santander Drive Auto Receivables Trust
MSPA: Master Securities Purchase Agreement	SDGT: Specially Designated Global Terrorist
MSR: Mortgage servicing right	SEC: Securities and Exchange Commission
MVE: Market value of equity	Securities Act: Securities Act of 1933, as amended
NCI: Non-controlling interest	SFS: Santander Financial Services, Inc.
NMDs: Non-maturity deposits	SHUSA: Santander Holdings USA, Inc.
NMTC: New market tax credits	SIS: Santander Investment Securities Inc.
NPL: Non-performing loan	SOFR: Secured overnight financing rate
NPR: Notice of proposed rule-making	SPAIN: Santander Private Auto Issuing Note
NSFR: Net stable funding ratio	SPE: Special purpose entity
NYSE: New York Stock Exchange	SRT: Santander Retail Auto Lease Trust
OCC: Office of the Comptroller of the Currency	SSLLC: Santander Securities LLC
OCI: Other comprehensive income	Stellantis N.V.: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
OIS: Overnight indexed swap	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OREO: Other real estate owned
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries
TALF: Term asset-backed securities loan facility
PCI: purchased credit-impaired	TDR: Troubled debt restructuring
PD: Probability of default	TLAC: Total loss-absorbing capacity
REIT: Real estate investment trust	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
Trusts: Securitization trusts
UPB: Unpaid principal balance
USD: United States dollar
VIE: Variable interest entity
VOE: Voting rights entity
YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$11,467,415	$12,621,281
Investment securities:
AFS at fair value	11,465,868	11,313,489
HTM (fair value of $5,838,987 and $5,677,929 as of March 31, 2021 and December 31, 2020, respectively)	5,781,875	5,504,685
Other investments (includes trading securities of $37,194 and $40,435 as of March 31, 2021 and December 31, 2020, respectively)	1,778,275	1,553,862
LHFI(1) (5)	91,059,356	92,133,182
ALLL (5)	(7,160,155)	(7,338,493)
Net LHFI	83,899,201	84,794,689
LHFS (2)	568,693	2,226,196
Premises and equipment, net (3)	798,986	787,341
Operating lease assets, net (5)(6)	16,499,067	16,412,929
Goodwill	2,596,161	2,596,161
Intangible assets, net	346,261	357,547
BOLI	1,916,961	1,908,806
Restricted cash (5)	5,833,213	5,303,460
Other assets (4) (5)	3,638,364	4,052,230
TOTAL ASSETS	$146,590,340	$149,432,676
LIABILITIES
Accounts payables and Accrued expenses	$4,965,291	$4,700,349
Deposits and other customer accounts	74,448,699	75,303,707
Borrowings and other debt obligations (5)	43,446,033	46,359,467
Advance payments by borrowers for taxes and insurance	175,061	144,214
Deferred tax liabilities, net	357,827	182,353
Other liabilities (5)	1,256,763	1,479,874
TOTAL LIABILITIES	124,649,674	128,169,964
Commitments and contingencies (Note 15)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2021 and December 31, 2020)	17,875,938	17,876,818
AOCI/(loss), net of taxes	(17,599)	166,295
Retained earnings	2,590,812	1,843,765
TOTAL SHUSA STOCKHOLDER'S EQUITY	20,449,151	19,886,878
NCI	1,491,515	1,375,834
TOTAL STOCKHOLDER'S EQUITY	21,940,666	21,262,712
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$146,590,340	$149,432,676
(1) LHFI includes $44.6 million and $50.4 million of loans recorded at fair value at March 31, 2021 and December 31, 2020, respectively.
(2) Includes $250.3 million and $265.4 million of loans recorded at the FVO at March 31, 2021 and December 31, 2020, respectively.
(3) Net of accumulated depreciation of $1.7 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively.
(4) Includes MSRs of $86.7 million and $77.5 million at March 31, 2021 and December 31, 2020, respectively, for which the Company has elected the FVO. See Note 12 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2021 and December 31, 2020, LHFI included $22.3 billion and $22.6 billion, Operating leases assets, net included $16.5 billion and $16.4 billion, restricted cash included $2.0 billion and $1.7 billion, Other assets included $842.1 million and $791.3 million, Borrowings and other debt obligations included $29.7 billion and $31.7 billion, and Other liabilities included $55.7 million and $84.9 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.6 billion and $4.8 billion at March 31, 2021 and December 31, 2020, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three-Month Period Ended March 31,
	2021	2020
INTEREST INCOME:
Loans	$1,865,711	$1,977,748
Interest-earning deposits	5,183	32,149
Investment securities:
AFS	26,054	70,023
HTM	25,435	23,645
Other investments	2,524	6,410
TOTAL INTEREST INCOME	1,924,907	2,109,975
INTEREST EXPENSE:
Deposits and other customer accounts	29,786	128,613
Borrowings and other debt obligations	275,789	395,386
TOTAL INTEREST EXPENSE	305,575	523,999
NET INTEREST INCOME	1,619,332	1,585,976
Credit loss expense	76,067	1,185,610
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,543,265	400,366
NON-INTEREST INCOME:
Consumer and commercial fees	119,220	124,247
Lease income	772,892	771,661
Miscellaneous income, net(1) (2)	282,510	121,972
TOTAL FEES AND OTHER INCOME	1,174,622	1,017,880
Net gain(loss) on sale of investment securities	9,874	9,279
TOTAL NON-INTEREST INCOME	1,184,496	1,027,159
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	465,258	489,273
Occupancy and equipment expenses	172,076	146,911
Technology, outside service, and marketing expense	134,752	134,990
Loan expense	111,580	93,921
Lease expense	560,340	590,360
Other expenses	104,423	128,347
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,548,429	1,583,802
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	1,179,332	(156,277)
Income tax (benefit)/provision	286,829	(33,362)
NET INCOME / (LOSS) INCLUDING NCI	892,503	(122,915)
LESS: NET INCOME ATTRIBUTABLE TO NCI	145,456	3,763
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$747,047	$(126,678)
(1) Netted down by impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio of zero and $62.9 million, for the three-month periods ended March 31, 2021, and 2020, respectively.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
unaudited (In thousands)

	Three-Month Period Ended March 31,
	2021	2020
NET INCOME / (LOSS) INCLUDING NCI	$892,503	$(122,915)
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(62,676)	148,306
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(122,156)	206,322
Pension and post-retirement actuarial gains, net of tax	938	560
TOTAL OCI / (LOSS), NET OF TAX	(183,894)	355,188
COMPREHENSIVE INCOME	708,609	232,273
NET INCOME ATTRIBUTABLE TO NCI	145,456	3,763
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$563,153	$228,510

(1) Excludes $1.8 million, and $(10.1) million of OCI/(loss) attributable to NCI for the three-month periods ended March 31, 2021, and 2020, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2020	530,391	—	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	—	(1,346,246)	(439,084)	(1,785,330)
Comprehensive income/(loss) attributable to SHUSA	—	—	—	355,188	(126,678)	—	228,510
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	—	(10,133)	(10,133)
Net income attributable to NCI	—	—	—	—	—	3,763	3,763
Impact of SC stock option activity	—	—	—	—	—	2,393	2,393
Dividends declared and paid on common stock	—	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	—	(20,594)	(20,594)
Stock repurchase attributable to NCI	—	—	(83,999)	—	—	(384,467)	(468,466)
Balance, March 31, 2020	530,391	$—	$17,870,442	$266,981	$2,557,302	$1,529,248	$22,223,973

Balance, January 1, 2021	530,391	—	17,876,818	166,295	1,843,765	1,375,834	21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	—	(183,894)	747,047	—	563,153
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	—	1,792	1,792
Net income attributable to NCI	—	—	—	—	—	145,456	145,456
Impact of SC stock option activity	—	—	—	—	—	3,621	3,621
Dividends paid to NCI	—	—	—	—	—	(26,594)	(26,594)
Stock repurchase attributable to NCI	—	—	(880)	—	—	(8,594)	(9,474)
Balance, March 31, 2021	530,391	$—	$17,875,938	$(17,599)	$2,590,812	$1,491,515	$21,940,666

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three-Month Period Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$892,503	$(122,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	76,067	1,185,610
Deferred tax expense/(benefit)	253,814	(72,957)
Depreciation, amortization and accretion	643,477	699,060
Net (gain)/loss on sale of loans	(4,626)	59,527
Net gain on sale of investment securities	(9,874)	(9,279)
Loss on debt extinguishment	—	136
Net (gain)/loss on real estate owned, premises and equipment, and other	(470)	1,533
Stock-based compensation	—	13
Equity loss on equity method investments	15,419	2,776
Originations of LHFS	(1,584,472)	(270,882)
Proceeds from sales of and collections on LHFS (1)	1,835,448	441,054
Net change in:
Revolving personal loans	34,246	19,012
Other assets, BOLI and trading securities	478,807	(1,071,554)
Other liabilities	(218,207)	1,581,586
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,412,132	2,442,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	507,090	922,101
Proceeds from prepayments and maturities of AFS investment securities	1,408,899	2,937,260
Purchases of AFS investment securities	(2,216,074)	(1,539,266)
Proceeds from prepayments and maturities of HTM investment securities	553,091	126,127
Purchases of HTM investment securities	(677,416)	(348,375)
Proceeds from sales of other investments	32,360	47,435
Proceeds from maturities of other investments	—	45
Purchases of other investments	(254,697)	(115,738)
Proceeds from sales of LHFI (2)	1,886,907	37,981
Distributions from equity method investments	1,058	2,254
Contributions to equity method and other investments	(29,976)	(33,071)
Proceeds from settlements of BOLI policies	7,390	4,388
Purchases of LHFI	(254,722)	(77,136)
Net change in loans other than purchases and sales	531,276	(890,567)
Purchases and originations of operating leases	(2,172,167)	(2,030,936)
Proceeds from the sale and termination of operating leases	1,498,000	948,585
Manufacturer incentives	(2,542)	176,051
Proceeds from sales of real estate owned and premises and equipment	6,828	11,805
Purchases of premises and equipment	(76,240)	(44,314)
NET CASH PROVIDED BY INVESTING ACTIVITIES	749,065	134,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(855,008)	1,344,797
Net change in short-term borrowings	(195,593)	907,851
Net proceeds from long-term borrowings	6,881,403	11,874,959
Repayments of long-term borrowings	(9,311,341)	(11,357,598)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(300,000)	(1,600,000)
Net change in advance payments by borrowers for taxes and insurance	30,847	40,251
Dividends paid on common stock	—	(125,000)
Dividends paid to NCI	(26,594)	(20,594)
Stock repurchase attributable to NCI	(9,474)	(468,466)
Proceeds from the issuance of common stock	450	396
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(3,785,310)	3,096,596

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(624,113)	5,673,945
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$17,300,628	$17,200,197

NON-CASH TRANSACTIONS
Loans transferred from/(to) LHFI (from)/to LHFS, net	27,184	(47,414)
Unsettled purchases of investment securities	239,531	235,272

(1) Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as held for sale for the three-month period ended March 31, 2021.
(2) Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as held for investment for the three-month period ended March 31, 2021.
(3) The three-month periods ended March 31, 2021, and 2020 include cash and cash equivalents balances of $11.5 billion, and $11.9 billion, respectively, and restricted cash balances of $5.8 billion, and $5.3 billion, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC, SIS, and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of March 31, 2021, SC was owned approximately 80.3% by SHUSA and 19.7% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

Acquisitions and Divestitures

On September 1, 2020 the Company sold its investment in SBC, a financial holding company headquartered in Puerto Rico that offered a full range of financial services through its wholly-owned banking subsidiary, BSPR.

Subsequent to March 31, 2021, the Company sold the majority of SFS' commercial and consumer loan and REO portfolios to third parties at their approximate fair values. At March 31, 2021, the loan portfolios were classified as HFS with a carrying amount of $160 million and the REO portfolio had a carrying amount of $19.9 million.

Acquisition of Credit Agricole Miami Wealth Management Business

In March 2021, BSI announced that it has reached an agreement with Crédit Agricole Corporate and Investment Bank, S.A.to take over management of up to $4.3 billion in global wealth management client assets and liabilities. The transaction is subject to satisfaction of customary closing conditions and is expected to close by mid-2021. The Company will record assets acquired (including intangibles) and liabilities assumed at fair value. Intangible assets will be amortized over the estimated useful life.

Core Business

SBNA’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

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

Since May 2013, under the MPLFA with Stellantis N.V., SC has operated as Stellantis N.V.'s preferred provider for consumer loans, leases, and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, SC entered into an amendment to the MPLFA which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to SEC regulations. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statement of Cash Flow for the periods indicated, and contain adequate disclosure to make the information presented not misleading. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2020.

Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, fair value measurements, expected end-of-term lease residual values, goodwill, and income taxes. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

Accounting Policies

There have been no changes in the Company's accounting policies from those disclosed in the 2020 Annual Report on Form 10-K.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2021 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month period ended March 31, 2021 except as noted above.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$148,533	$2,155	$—	$150,688	$168,075	$2,578	$—	$170,653
Corporate debt securities	225,319	257	(1)	225,575	155,610	114	(9)	155,715
ABS	158,661	373	(1,236)	157,798	109,888	686	(1,236)	109,338
MBS:
GNMA - Residential	3,505,094	56,939	(5,287)	3,556,746	3,467,611	69,864	(1,350)	3,536,125
GNMA - Commercial	1,910,367	4,646	(31,043)	1,883,970	1,706,648	26,949	(235)	1,733,362
FHLMC and FNMA - Residential	5,444,693	41,560	(62,168)	5,424,085	5,464,821	77,813	(4,351)	5,538,283
FHLMC and FNMA - Commercial	62,751	4,256	(1)	67,006	63,732	6,283	(2)	70,013
Total investments in debt securities AFS	$11,455,418	$110,186	$(99,736)	$11,465,868	$11,136,385	$184,287	$(7,183)	$11,313,489

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$129,484	$697	$—	$130,181	$44,841	$765	$—	$45,606
MBS:
GNMA - Residential	2,075,342	32,953	(11,670)	2,096,625	1,966,247	51,417	(1,819)	2,015,845
GNMA - Commercial	3,577,049	64,604	(29,472)	3,612,181	3,493,597	124,429	(1,548)	3,616,478
Total investments in debt securities HTM	$5,781,875	$98,254	$(41,142)	$5,838,987	$5,504,685	$176,611	$(3,367)	$5,677,929

As of March 31, 2021 and December 31, 2020, the Company had investment securities with an estimated carrying value of $3.7 billion and $3.5 billion, respectively, pledged as collateral, which were comprised of the following: $710.2 million and $754.1 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.5 billion and $2.2 billion, respectively, were pledged to secure public fund deposits; $97.3 million and $103.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $388.2 million and $388.0 million, respectively, were pledged to secure the Company's customer overnight sweep product.

At March 31, 2021 and December 31, 2020, the Company had $32.2 million and $34.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2021 or December 31, 2020.

There were no transfers of securities between AFS and HTM during the periods ended March 31, 2021 or December 31, 2020.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$270,161	$271,125
Due after 1 year but within 5 years	205,363	209,504
Due after 5 years but within 10 years	275,554	286,885
Due after 10 years	10,704,340	10,698,354
Total	$11,455,418	$11,465,868

Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$3,134	$3,134
Due after 1 year but within 5 years	53,703	53,967
Due after 5 years but within 10 years	72,647	73,080
Due after 10 years	5,652,391	5,708,806
Total	$5,781,875	$5,838,987

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of March 31, 2021 and December 31, 2020 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$37,438	$(1)	$—	$—	$98,800	$(9)	$—	$—
ABS	54,465	(61)	47,786	(1,175)	—	—	49,033	(1,236)
MBS:
GNMA - Residential	769,379	(5,287)	—	—	347,821	(1,334)	8,875	(16)
GNMA - Commercial	1,734,714	(31,043)	—	—	103,891	(235)	—	—
FHLMC and FNMA - Residential	3,408,385	(61,983)	21,532	(185)	1,040,474	(4,165)	22,749	(186)
FHLMC and FNMA - Commercial	—	—	417	(1)	—	—	420	(2)
Total investments in debt securities AFS	$6,004,381	$(98,375)	$69,735	$(1,361)	$1,590,986	$(5,743)	$81,077	$(1,440)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of March 31, 2021 and December 31, 2020 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$979,040	$(11,670)	$—	$—	$212,471	$(1,819)	$—	$—
GNMA - Commercial	1,653,806	(29,472)	—	—	155,263	(1,548)	—	—
Total investments in debt securities HTM	$2,632,846	$(41,142)	$—	$—	$367,734	$(3,367)	$—	$—

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS and HTM securities at March 31, 2021 or December 31, 2020. As discussed in Note 1 of the Company's 2020 Annual Report on Form 10-K, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Proceeds from the sales of AFS securities	$507,090	$922,101

Gross realized gains	$10,072	$10,755
Gross realized losses	(198)	(1,476)
Net realized gains/(losses) (1)	$9,874	$9,279
(1)    Includes net realized gain/(losses) on trading securities of $(0.2) million, and $(1.4) million for the three-month periods ended March 31, 2021, and 2020, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	March 31, 2021	December 31, 2020
FHLB of Pittsburgh and FRB stock	$423,049	$435,330
LIHTC investments	301,295	313,603
Equity securities not held for trading (1)	16,737	14,494
Interest-bearing deposits with an affiliate bank	1,000,000	750,000
Trading securities	37,194	40,435
Total	$1,778,275	$1,553,862
(1)    Includes $3.7 million and $1.4 million of equity certificates related to an off-balance sheet securitization as of March 31, 2021 and December 31, 2020, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2021, the Company purchased $2.3 million of FHLB stock at par, and redeemed $13.9 million of FHLB stock at par. The Company redeemed $0.7 million of FRB stock at par during the three-month period ended March 31, 2021. The Company did not purchase any FRB stock during the three-month period ended March 31, 2021. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of March 31, 2021, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $49.8 billion at March 31, 2021 and $52.0 billion at December 31, 2020.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2021 was $568.7 million, compared to $2.2 billion at December 31, 2020. For a discussion on the valuation of LHFS at fair value, see Note 12 to these Condensed Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $250.3 million as of March 31, 2021 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2021 and December 31, 2020, accrued interest receivable on the Company's loans was $512.4 million and $589.2 million, respectively.

During the first quarter of 2021, SBNA approved and executed purchases of performing personal unsecured loans with a UPB of approximately $200.0 million.

Also during the first quarter of 2021, SC sold RICs with a UPB of approximately $2.4 billion to third-parties in three separate transactions. Two of these transactions were accounted for as off-balance sheet securitizations.

Sale of the Personal Lending Portfolio

During the first quarter, SC completed the sale of $1.3 billion in UPB of its Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem. Prior to the sale, these loans were classified as LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,439,574	8.2%	$7,327,853	8.0%
C&I loans	16,264,348	17.9%	16,537,899	17.9%
Multifamily loans	8,133,449	8.9%	8,367,147	9.1%
Other commercial(2)	7,465,082	8.2%	7,455,504	8.1%
Total commercial LHFI	39,302,453	43.2%	39,688,403	43.1%
Consumer loans secured by real estate:
Residential mortgages	6,162,035	6.8%	6,590,168	7.2%
Home equity loans and lines of credit	3,912,029	4.3%	4,108,505	4.5%
Total consumer loans secured by real estate	10,074,064	11.1%	10,698,673	11.7%
Consumer loans not secured by real estate:
RICs and auto loans	40,516,010	44.4%	40,698,642	44.1%
Personal unsecured loans	965,651	1.1%	824,430	0.9%
Other consumer(3)	201,178	0.2%	223,034	0.2%
Total consumer loans	51,756,903	56.8%	52,444,779	56.9%
Total LHFI(1)	$91,059,356	100.0%	$92,133,182	100.0%
Total LHFI:
Fixed rate	$63,578,039	69.8%	$64,036,154	69.5%
Variable rate	27,481,317	30.2%	28,097,028	30.5%
Total LHFI(1)	$91,059,356	100.0%	$92,133,182	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.1 billion and $3.1 billion as of March 31, 2021 and December 31, 2020, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.

Portfolio segments and classes

The Company discloses information about the credit quality of its financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes similar categorization compared to the financial statement categorization of loans to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

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

During the three-month periods ended March 31, 2021 and 2020, SC originated $3.7 billion and $2.6 billion, respectively, in CCAP loans (including through the SBNA originations program), which represented 57% and 53%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month periods ended March 31, 2021 and 2020 was as follows:

	Three-Month Period Ended March 31, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (release of) credit loss expense) on loans	(21,846)	119,979	98,133
Charge-offs	(39,632)	(827,386)	(867,018)
Recoveries	25,629	564,918	590,547
Charge-offs, net of recoveries	(14,003)	(262,468)	(276,471)
ALLL, end of period	$716,347	$6,443,808	$7,160,155

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense on unfunded lending commitments	(18,812)	(3,254)	(22,066)
Reserve for unfunded lending commitments, end of period	100,317	24,072	124,389
Total ACL, end of period	$816,664	$6,467,880	$7,284,544

	Three-Month Period Ended March 31, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,920	2,383,710	(46,748)	2,535,882
Credit loss expense on loans (1)	122,743	995,164	—	1,117,907
Charge-offs	(53,463)	(1,244,712)	—	(1,298,175)
Recoveries	10,676	611,256	—	621,932
Charge-offs, net of recoveries	(42,787)	(633,456)	—	(676,243)
ALLL, end of period	$678,705	$5,945,030	$—	$6,623,735

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense on unfunded lending commitments (1)	33,725	33,978	—	67,703
Reserve for unfunded lending commitments, end of period	129,740	40,200	—	169,940
Total ACL, end of period	$808,445	$5,985,230	$—	$6,793,675
(1) Includes a correction for the classification of ACL balances and certain activity between Commercial and Consumer from January 1, 2020 through March 31,
2020. This resulted in a cumulative $243.6 million reclassification required at March 31, 2020 increasing the Consumer and decreasing the Commercial ACL.

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between the credit quality of loans and projections of impairment losses so that loans with better credit quality require a lower expected loss reserve. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as the application of geographic and other concentration limits.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company estimates CECL based on prospective information as well as account-level models based on historical data. Unemployment, HPI, GDP, CRE price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). To estimate the loss in the event of a default (the LGD), the models use unemployment, HPI, CRE and used vehicle indices, along with loan level characteristics as key inputs.

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

The Company's allowance for loan losses decreased by $178.3 million for the quarter ended March 31, 2021, primarily due to volume and an improved macroeconomic outlook.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2021

Non-accrual loans:
Commercial:
CRE	$109,405	$106,751	$75,521	$—
C&I	106,968	107,053	50,145	199
Multifamily	72,511	72,392	63,660	—
Other commercial	25,299	20,019	279	—
Total commercial loans	314,183	306,215	189,605	199
Consumer:
Residential mortgages	175,072	160,172	88,118	—
Home equity loans and lines of credit	88,047	91,606	32,186	—
RICs and auto loans	844,998	1,174,317	175,064	25,973
Personal unsecured loans	—	—	—	—
Other consumer	5,592	6,325	51	—
Total consumer loans	1,113,709	1,432,420	295,419	25,973
Total non-accrual loans	1,427,892	1,738,635	485,024	26,172

OREO	24,909	29,799	—	—
Repossessed vehicles	233,207	204,653	—	—
Foreclosed and other repossessed assets	5,824	3,247	—	—
Total OREO and other repossessed assets	263,940	237,699	—	—
Total non-performing assets	$1,691,832	$1,976,334	$485,024	$26,172

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

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(4)	$15,720	$43,896	$59,616	$7,405,039	$7,464,655	$—
C&I(1)	31,804	36,137	67,941	16,355,142	16,423,083	—
Multifamily	19,074	39,802	58,876	8,074,573	8,133,449	—
Other commercial(3)	73,793	5,254	79,047	7,386,097	7,465,144	48
Consumer:
Residential mortgages(2)	91,490	120,569	212,059	6,334,791	6,546,850	—
Home equity loans and lines of credit	21,611	66,556	88,167	3,823,862	3,912,029	—
RICs and auto loans	2,117,013	188,734	2,305,747	38,210,263	40,516,010	—
Personal unsecured loans	8,779	6,205	14,984	950,667	965,651	2,525
Other consumer	4,756	984	5,740	195,438	201,178	—
Total	$2,384,040	$508,137	$2,892,177	$88,735,872	$91,628,049	$2,573
(1) C&I loans includes $158.7 million of LHFS at March 31, 2021.
(2) Residential mortgages includes $384.8 million of LHFS at March 31, 2021.
(3) Other Commercial loans includes $0.1 million of LHFS at March 31, 2021.
(4) CRE loans include $25.1 million of LHFS at March 31, 2021.

	As of
	December 31, 2020
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$41,320	$70,304	$111,624	$7,244,247	$7,355,871	$—
C&I (1)	59,759	45,883	105,642	16,654,606	16,760,248	—
Multifamily	47,116	66,664	113,780	8,257,122	8,370,902	—
Other commercial	80,993	9,214	90,207	7,365,629	7,455,836	56
Consumer:
Residential mortgages(2)	209,274	111,698	320,972	6,673,411	6,994,383	—
Home equity loans and lines of credit	31,488	72,197	103,685	4,004,820	4,108,505	—
RICs and auto loans	2,944,376	284,985	3,229,361	38,143,329	41,372,690	—
Personal unsecured loans(3)	56,041	56,582	112,623	1,605,286	1,717,909	52,807
Other consumer	5,358	1,688	7,046	215,988	223,034	—
Total	$3,475,725	$719,215	$4,194,940	$90,164,438	$94,359,378	$52,863
(1)C&I loans included $222.3 million of LHFS at December 31, 2020.
(2) Residential mortgages included $404.2 million of LHFS at December 31, 2020.
(3) Personal unsecured loans included $893.5 million of LHFS at December 31, 2020.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2021	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2021(3)	2020	2019	2018	2017	Prior	Total
CRE
Pass	$103,522	$806,065	$1,479,764	$1,516,046	$692,812	$2,005,757	$6,603,966
Special mention	—	30,361	68,072	78,087	149,729	99,131	425,380
Substandard	—	11,282	34,473	107,217	33,962	248,375	435,309
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$103,522	$847,708	$1,582,309	$1,701,350	$876,503	$2,353,263	$7,464,655
C&I
Pass	$1,313,051	$4,282,186	$3,075,735	$2,038,193	$811,732	$2,770,312	$14,291,209
Special mention	8,787	15,517	164,262	154,776	33,270	301,234	677,846
Substandard	13,504	52,311	15,722	158,401	56,482	249,089	545,509
Doubtful	1,535	2,387	—	—	1,367	—	5,289
N/A(2)	145,332	383,326	274,674	67,527	13,081	19,290	903,230
Total C&I	$1,482,209	$4,735,727	$3,530,393	$2,418,897	$915,932	$3,339,925	$16,423,083
Multifamily
Pass	$244,242	$807,657	$1,874,793	$1,123,727	$1,008,606	$1,684,412	$6,743,437
Special mention	—	46,000	25,105	136,006	164,125	76,812	448,048
Substandard	—	26,355	207,070	271,100	222,205	215,234	941,964
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$244,242	$880,012	$2,106,968	$1,530,833	$1,394,936	$1,976,458	$8,133,449
Remaining commercial
Pass	$1,168,060	$2,808,636	$1,241,906	$679,578	$379,362	$1,141,550	$7,419,092
Special mention	—	50	1,999	4,332	87	6,900	13,368
Substandard	—	2,633	6,714	6,480	3,776	12,733	32,336
Doubtful	261	—	—	87	—	—	348
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$1,168,321	$2,811,319	$1,250,619	$690,477	$383,225	$1,161,183	$7,465,144
Total Commercial loans
Pass	$2,828,875	$8,704,544	$7,672,198	$5,357,544	$2,892,512	$7,602,031	$35,057,704
Special mention	8,787	91,928	259,438	373,201	347,211	484,077	1,564,642
Substandard	13,504	92,581	263,979	543,198	316,425	725,431	1,955,118
Doubtful	1,796	2,387	—	87	1,367	—	5,637
N/A(2)	145,332	383,326	274,674	67,527	13,081	19,290	903,230
Total commercial loans	$2,998,294	$9,274,766	$8,470,289	$6,341,557	$3,570,596	$8,830,829	$39,486,331
(1)Includes $183.9 million of LHFS at March 31, 2021.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year-to-date ended March 31, 2021.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of March 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(2)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(1)	$421,665	$1,177,775	$720,807	$389,629	$397,597	$278,547	$3,386,020	8.4%
<600	1,906,288	5,571,043	3,909,143	2,332,641	969,295	1,054,874	15,743,284	38.8%
600-639	913,689	2,445,588	1,656,253	863,647	282,896	309,232	6,471,305	16.0%
>=640	2,758,390	6,234,481	4,243,550	1,201,264	222,718	254,998	14,915,401	36.8%
Total	$6,000,032	$15,428,887	$10,529,753	$4,787,181	$1,872,506	$1,897,651	$40,516,010	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year-to-date ended March 31, 2021.
(3)    Excludes LHFS.

As of December 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,326,026	$839,412	$450,539	$484,975	$230,382	$142,746	$3,474,080	8.5%
<600	6,056,260	4,373,991	2,648,215	1,126,742	685,830	634,480	15,525,518	38.2%
600-639	2,782,566	1,912,731	1,001,985	335,111	229,690	173,501	6,435,584	15.8%
>=640	8,427,478	4,832,173	1,382,133	264,635	200,430	156,611	15,263,460	37.5%
Total	$18,592,330	$11,958,307	$5,482,872	$2,211,463	$1,346,332	$1,107,338	$40,698,642	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year ended December 31, 2020.
(3)    Excludes LHFS.

Consumer Lending Asset Quality Indicators-FICO and LTV Ratio

For both residential and home equity loans, loss severity assumptions are incorporated in the loan and lease loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience within various current LTV bands within these portfolios. LTVs are refreshed quarterly by applying Federal Housing Finance Agency Home price index changes at a state-by-state level to the last known appraised value of the property to estimate the current LTV. The Company's CECL loss calculation incorporates the refreshed LTV information to update the distribution of defaulted loans by LTV as well as the associated LGD for each LTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

FICO scores are refreshed quarterly, where possible. The indicators disclosed represent the credit scores for loans as of the date presented based on the most recent assessment performed.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2021	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$744	$—	$518	$497	$3,110	$4,869
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	37,071	2,914	2,515	1,382	1,797	6,923	52,602
<600
LTV <= 70%	$—	$1,185	$6,274	$9,679	$12,297	$115,123	$144,558
70.01-80%	—	1,569	5,241	7,130	7,199	4,239	25,378
80.01-90%	—	1,090	9,759	5,717	414	624	17,604
90.01-100%	—	231	122	—	—	540	893
100.01-110%	—	—	—	—	—	109	109
LTV>110%	—	—	—	—	—	1,294	1,294
LTV - N/A(2)	—	—	—	—	—	58	58
600-639
LTV <= 70%	$70	$2,158	$5,122	$6,220	$8,739	$83,708	$106,017
70.01-80%	114	4,441	5,400	2,293	6,364	4,743	23,355
80.01-90%	—	2,137	7,927	3,136	328	516	14,044
90.01-100%	—	1,811	—	—	—	522	2,333
100.01-110%	—	—	—	—	—	588	588
LTV>110%	—	—	—	—	—	30	30
LTV - N/A(2)	—	—	—	—	—	30	30
640-679
LTV <= 70%	$364	$13,521	$18,014	$19,350	$27,351	$146,119	$224,719
70.01-80%	—	12,550	12,814	6,717	6,190	5,061	43,332
80.01-90%	276	4,614	20,201	8,902	488	1,638	36,119
90.01-100%	2,130	8,881	304	—	—	519	11,834
100.01-110%	—	—	—	—	—	186	186
LTV>110%	—	—	—	—	—	205	205
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$8,075	$36,981	$53,762	$41,202	$56,384	$226,857	$423,261
70.01-80%	7,232	24,255	30,992	14,872	11,216	6,184	94,751
80.01-90%	139	11,481	37,592	14,042	342	887	64,483
90.01-100%	8,221	18,874	—	—	—	317	27,412
100.01-110%	—	—	—	—	—	241	241
LTV>110%	—	—	—	—	—	699	699
LTV - N/A(2)	—	—	—	—	—	69	69
720-759
LTV <= 70%	$47,926	$115,245	$89,795	$83,558	$128,900	$371,639	$837,063
70.01-80%	23,345	81,305	53,647	23,528	21,989	10,535	214,349
80.01-90%	938	21,755	64,492	20,687	364	1,965	110,201
90.01-100%	6,612	28,628	455	—	—	280	35,975
100.01-110%	—	—	—	—	—	529	529
LTV>110%	—	—	—	—	—	314	314
LTV - N/A(2)	—	—	—	—	—	113	113
>=760
LTV <= 70%	$95,639	$451,895	$299,613	$205,110	$375,279	$1,395,556	$2,823,092
70.01-80%	63,426	225,510	161,885	45,390	49,518	14,255	559,984
80.01-90%	4,505	56,989	117,564	32,160	739	3,989	215,946
90.01-100%	6,963	32,122	69	—	568	804	40,526
100.01-110%	—	—	—	—	—	942	942
LTV>110%	—	—	—	—	—	1,592	1,592
LTV - N/A(2)	—	—	—	—	—	336	336
Total - All FICO Bands
LTV <= 70%	$152,074	$621,729	$472,580	$365,637	$609,447	$2,342,112	$4,563,579
70.01-80%	94,117	349,630	269,979	99,930	102,476	45,017	961,149
80.01-90%	5,858	98,066	257,535	84,644	2,675	9,619	458,397
90.01-100%	23,926	90,547	950	—	568	2,982	118,973
100.01-110%	—	—	—	—	—	2,595	2,595
LTV>110%	—	—	—	—	—	4,134	4,134
LTV - N/A(2)	37,071	2,914	2,515	1,382	1,797	7,529	53,208
Grand Total	$313,046	$1,162,886	$1,003,559	$551,593	$716,963	$2,413,988	$6,162,035
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the year-to-date ended March 31, 2021.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of March 31, 2021	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$—	$80	$—	$246	$147	$853	$1,326	$1,326
70.01-90%	—	—	30	—	—	—	30	30
90.01-110%	—	—	30	—	—	—	30	30
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	649	3,837	4,957	6,099	5,821	84,661	106,024	52,289
<600
LTV <= 70%	$—	$526	$2,735	$9,700	$11,394	$129,911	$154,266	$135,697
70.01-90%	—	413	1,295	2,206	1,262	11,051	16,227	14,302
90.01-110%	—	—	—	—	—	1,405	1,405	1,141
LTV>110%	—	—	—	—	—	1,270	1,270	1,255
LTV - N/A(2)	—	—	—	—	15	541	556	535
600-639
LTV <= 70%	$—	$1,518	$3,225	$9,354	$11,965	$109,133	$135,195	$127,298
70.01-90%	—	368	3,747	4,030	2,061	7,484	17,690	16,694
90.01-110%	—	—	—	—	—	1,902	1,902	1,806
LTV>110%	—	—	—	—	—	2,871	2,871	2,645
LTV - N/A(2)	—	—	—	—	—	13	13	13
640-679
LTV <= 70%	$132	$5,856	$14,174	$21,457	$26,246	$158,816	$226,681	$216,693
70.01-90%	—	1,564	6,201	6,432	1,801	15,252	31,250	30,474
90.01-110%	—	—	56	—	—	5,416	5,472	4,943
LTV>110%	—	47	—	—	—	2,140	2,187	1,828
LTV - N/A(2)	—	—	—	—	100	82	182	162
680-719
LTV <= 70%	$4,580	$25,733	$31,926	$49,428	$53,745	$281,152	$446,564	$433,170
70.01-90%	153	5,964	13,978	14,180	5,518	22,178	61,971	61,234
90.01-110%	—	—	—	—	—	5,592	5,592	5,179
LTV>110%	—	—	—	—	—	4,933	4,933	4,773
LTV - N/A(2)	—	60	85	—	—	117	262	262
720-759
LTV <= 70%	$7,177	$39,711	$53,423	$69,503	$83,499	$396,208	$649,521	$636,513
70.01-90%	200	14,659	21,770	22,507	7,628	32,473	99,237	97,946
90.01-110%	—	—	69	—	—	5,698	5,767	5,000
LTV>110%	—	—	—	—	—	6,354	6,354	6,299
LTV - N/A(2)	—	86	65	—	65	121	337	325
>=760
LTV <= 70%	$16,902	$122,855	$150,638	$185,603	$193,382	$1,013,251	$1,682,631	$1,648,185
70.01-90%	88	26,905	50,397	41,323	15,887	78,916	213,516	209,872
90.01-110%	—	421	7	—	—	18,338	18,766	17,678
LTV>110%	26	699	54	—	—	9,822	10,601	10,098
LTV - N/A(2)	10	227	550	126	67	420	1,400	1,400
Total - All FICO Bands
LTV <= 70%	$28,791	$196,279	$256,121	$345,291	$380,378	$2,089,324	$3,296,184	$3,198,882
LTV 70.01 - 90%	441	49,873	97,418	90,678	34,157	167,354	439,921	430,552
LTV 90.01 - 110%	—	421	162	—	—	38,351	38,934	35,777
LTV>110%	26	746	54	—	—	27,390	28,216	26,898
LTV - N/A(2)	659	4,210	5,657	6,225	6,068	85,955	108,774	54,986
Grand Total	$29,917	$251,529	$359,412	$442,194	$420,603	$2,408,374	$3,912,029	$3,747,095
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$750	$—	$521	$500	$—	$3,148	$4,919
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	4,410	120,200
<600
LTV <= 70%	$876	$3,988	$6,255	$13,646	$13,775	$109,076	$147,616
70.01-80%	1,053	5,235	4,603	7,707	3,406	2,832	24,836
80.01-90%	221	8,801	8,442	1,577	—	1,102	20,143
90.01-100%	292	2,792	—	—	219	690	3,993
100.01-110%	—	—	—	—	—	353	353
LTV>110%	—	—	—	—	—	1,445	1,445
LTV - N/A(2)	—	—	—	—	—	92	92
600-639
LTV <= 70%	$3,058	$3,923	$4,275	$11,593	$10,710	$81,496	$115,055
70.01-80%	1,585	4,839	3,901	5,300	2,040	2,935	20,600
80.01-90%	1,233	6,910	5,693	1,870	249	581	16,536
90.01-100%	2,321	2,364	—	—	—	193	4,878
100.01-110%	—	—	—	—	—	707	707
LTV>110%	—	—	—	—	—	333	333
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$11,264	$21,946	$17,039	$24,447	$26,992	$124,559	$226,247
70.01-80%	12,585	18,756	8,079	7,117	1,377	2,426	50,340
80.01-90%	2,385	18,975	12,715	1,265	—	1,108	36,448
90.01-100%	7,256	4,501	—	—	—	573	12,330
100.01-110%	—	—	—	—	—	240	240
LTV>110%	—	—	—	—	—	432	432
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$34,802	$49,625	$41,447	$56,362	$54,836	$196,173	$433,245
70.01-80%	38,582	37,546	20,202	18,615	5,047	4,556	124,548
80.01-90%	7,616	39,239	22,510	2,195	—	3,025	74,585
90.01-100%	29,050	8,147	—	—	—	526	37,723
100.01-110%	101	—	—	—	—	475	576
LTV>110%	—	—	—	—	—	802	802
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$105,769	$89,140	$88,485	$145,301	$132,720	$285,308	$846,723
70.01-80%	81,595	62,488	29,767	25,421	8,163	5,334	212,768
80.01-90%	16,714	57,807	30,850	2,754	355	1,566	110,046
90.01-100%	37,846	12,066	—	—	—	563	50,475
100.01-110%	—	—	—	—	—	68	68
LTV>110%	—	—	—	—	—	206	206
LTV - N/A(2)	—	—	—	—	—	227	227
>=760
LTV <= 70%	$381,713	$335,559	$224,505	$456,792	$527,624	$1,066,295	$2,992,488
70.01-80%	221,896	227,139	71,681	48,411	17,893	8,473	595,493
80.01-90%	42,464	134,309	50,128	7,977	—	3,886	238,764
90.01-100%	37,279	21,057	—	—	74	1,419	59,829
100.01-110%	—	—	—	571	—	1,008	1,579
LTV>110%	—	—	—	—	92	1,734	1,826
LTV - N/A(2)	—	—	—	—	—	381	381
Total - All FICO Bands
LTV <= 70%	$538,232	$504,181	$382,527	$708,641	$766,657	$1,866,055	$4,766,293
70.01-80%	357,296	356,003	138,233	112,571	37,926	26,556	1,028,585
80.01-90%	70,633	266,041	130,338	17,638	604	11,268	496,522
90.01-100%	114,044	50,927	—	—	293	3,964	169,228
100.01-110%	101	—	—	571	—	2,851	3,523
LTV>110%	—	—	—	—	92	4,952	5,044
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	5,183	120,973
Grand Total	$1,189,694	$1,179,322	$652,298	$840,968	$807,057	$1,920,829	$6,590,168
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
(1) - (4) Refer to corresponding notes above

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020

Performing	$4,352,785	$3,850,622
Non-performing	451,192	473,507
Total (1)	$4,803,977	$4,324,129
(1) Excludes LHFS.

The increase in total TDRs was primarily due to the resumption of the pre-COVID-19 method of determining whether or not a modification qualifies as a TDR for RICs effective January 1, 2021.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month periods ended March 31, 2021 and 2020:

	Three-Month Period Ended March 31, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	3	$7,952	$7,952
C&I	311	15,512	15,568
Other commercial	164	13,635	13,635
Consumer:
Residential mortgages(3)	93	20,109	19,990
Home equity loans and lines of credit	43	4,542	4,748
RICs and auto loans	45,665	953,819	959,309
Personal unsecured loans	25	248	244
Other consumer	9	408	408
Total	46,313	$1,016,225	$1,021,854
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Three-Month Period Ended March 31, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	4	$2,287	$2,282
C&I	35	834	837
Other commercial	1	45	45
Consumer:
Residential mortgages(3)	14	1,916	2,060
Home equity loans and lines of credit	28	2,074	2,095
RICs and auto loans	9,867	178,057	178,435
Personal unsecured loans	1	—	—
Other consumer	1	12	12
Total	9,951	$185,225	$185,766
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month periods ended March 31, 2021 and 2020, respectively.

	Three-Month Period Ended March 31,
	2021		2020
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	—	$—	14	$2,909
C&I	30	1,172	12	7,390
Multifamily	—	—	—	—
Other commercial	1	17	1	45
Consumer:
Residential mortgages	—	—	22	3,347
Home equity loans and lines of credit	1	613	15	2,094
RICs and auto loans	5,656	110,780	4,086	69,239
Personal unsecured loans	—	—	10	101
Other consumer	—	—	—	—
Total	5,688	$112,582	4,160	$85,125
(1)Represents the period-end balance. Does not include Chapter 7 bankruptcy TDRs.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net. The leased vehicle portfolio consists primarily of leases originated under the MPLFA.

Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term.

Operating lease assets, net consisted of the following as of March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Leased vehicles	$21,907,106	$22,056,063
Less: accumulated depreciation	(4,633,289)	(4,796,595)
Depreciated net capitalized cost	17,273,817	17,259,468
Manufacturer Subvention payments, net of accretion	(867,231)	(934,381)
Origination fees and other costs	71,638	66,020
Leased vehicles, net	16,478,224	16,391,107

Commercial equipment vehicles and aircraft, gross	28,624	28,661
Less: accumulated depreciation	(7,781)	(6,839)
Commercial equipment vehicles and aircraft, net	20,843	21,822
Total operating lease assets, net	$16,499,067	$16,412,929

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2021 (in thousands):

2021	$2,166,282
2022	1,680,876
2023	881,298
2024	74,450
2025	2,579
Thereafter	5,472
Total	$4,810,957

During the three-month periods ended March 31, 2021, and 2020 the Company recognized $108.3 million, and $27.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units as of March 31, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at March 31, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

During the three-month periods ended March 31, 2021 and 2020, there were no disposals, additions, impairments or re-allocations of goodwill.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2021		December 31, 2020
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$301,583	$(278,417)	$308,768	$(271,232)
Chrysler relationship	31,250	(107,500)	35,000	(103,750)
Trade name	12,000	(6,000)	12,300	(5,700)
Other intangibles	1,428	(55,745)	1,479	(55,694)
Total intangibles subject to amortization	$346,261	$(447,662)	$357,547	$(436,376)

At March 31, 2021 and December 31, 2020, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $11.3 million, and $14.7 million for the three-month periods ended March 31, 2021, and 2020, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2021	$39,904	$11,286	$28,618
2022	39,901	—	39,901
2023	28,649	—	28,649
2024	24,792	—	24,792
2025	24,757	—	24,757
Thereafter	199,544	—	199,544

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Operating lease ROU assets	$530,360	$540,222
Deferred tax assets	—	11,114
Accrued interest receivable	554,748	634,509
Derivative assets at fair value	904,932	1,219,090
Other repossessed assets	239,031	207,900
Equity method investments	255,173	272,633
MSRs	86,653	77,545
OREO	24,909	29,799
Income tax receivables	186,211	225,736
Prepaid expense	253,491	225,251
Miscellaneous assets and receivables	602,856	608,431
Total Other assets	$3,638,364	$4,052,230

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

For the three-month periods ended March 31, 2021 and 2020 operating lease expenses were $39.7 million and $35.1 million, respectively. Sublease income was $1.1 million and $1.5 million, respectively, for the three-month periods ended March 31, 2021 and 2020. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2021	Total Operating leases
(in thousands)
2021	$103,242
2022	129,374
2023	112,349
2024	97,056
2025	71,950
Thereafter	142,678
Total lease liabilities	$656,649
Less: Interest	(56,763)
Present value of lease liabilities	$599,886

Supplemental Balance Sheet Information	March 31, 2021	December 31, 2020
Operating lease ROU assets	$530,360	$540,222
Other liabilities	599,886	606,000
Weighted-average remaining lease term (years)	6.3	6.5
Weighted-average discount rate	2.9%	2.9%

	Three-Month Period Ended March 31,
Other Information	2021	2020
	(in thousands)
Operating cash flows from operating leases(1)	$(35,499)	$(33,110)
Leased assets obtained in exchange for new operating lease liabilities	$15,653	$4,372
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $1.3 million and $1.0 million in payments during the three-month periods ended March 31, 2021 and 2020, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $8.0 million and $12.4 million at March 31, 2021 and 2020, respectively.

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
•Miscellaneous assets and receivables includes Subvention receivables in connection with the agreement with CCAP, investment and capital market receivables, derivatives trading receivables, and unapplied payments.

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

For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 8) in the 2020 Annual Report on Form 10-K.

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Assets
Restricted cash	$2,040,255	$1,737,021
LHFS	—	581,938
LHFI	22,335,539	22,572,549
Operating lease assets, net	16,478,224	16,391,107
Various other assets	842,105	791,306
Total Assets	$41,696,123	$42,073,921
Liabilities
Notes payable	$29,670,906	$31,700,709
Various other liabilities	55,669	84,922
Total Liabilities	$29,726,575	$31,785,631

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

As of March 31, 2021 and December 31, 2020, the Company was servicing $27.3 billion and $27.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month periods ended March 31, 2021, and 2020 is as follows:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Assets securitized	$4,123,051	$6,675,730

Net proceeds from new securitizations (1)	$3,586,124	$3,876,529
Net proceeds from sale of retained bonds	63,781	54,467
Cash received for servicing fees (2)	228,188	246,743
Net distributions from Trusts (2)	1,140,377	866,936
Total cash received from Trusts	$5,018,470	$5,044,675
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month periods ended March 31, 2021, and 2020, SC sold $1.9 billion and zero, respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a gain of $7.2 million and zero, respectively. The gains were recorded in Investment losses, net, in the accompanying Condensed Consolidated Statements of Income.

As of March 31, 2021 and December 31, 2020, the Company was servicing $3.7 billion and $2.2 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	March 31, 2021	December 31, 2020
Related party SPAIN securitizations	$1,021,099	$1,214,644
Third party SCART serviced securitizations	2,623,575	929,429
Third party CCAP securitizations	63,188	82,713
Total serviced for other portfolio	$3,707,862	$2,226,786

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the three-month periods ended March 31, 2021 and 2020, respectively, were as follows:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Receivables securitized (1)	$1,891,278	$—
Net proceeds from new securitizations	1,779,532	—
Cash received for servicing fees	6,726	6,179
Total cash received from Trusts	$1,786,258	$6,179
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,736,994	15.8%	$11,097,595	14.7%
Non-interest-bearing demand deposits	20,049,386	26.9%	21,800,278	28.9%
Savings	5,355,344	7.2%	4,827,065	6.4%
Customer repurchase accounts	316,490	0.4%	323,398	0.4%
Money market	33,690,892	45.3%	33,358,315	44.4%
CDs	3,299,593	4.4%	3,897,056	5.2%
Total deposits (1)	$74,448,699	100.0%	$75,303,707	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.4 billion and $5.8 billion at March 31, 2021 and December 31, 2020, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.5 billion and $2.2 billion at March 31, 2021 and December 31, 2020, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $158.5 million and $110.5 million at March 31, 2021 and December 31, 2020, respectively.

March 31, 2021 and December 31, 2020, the Company had $729.1 million and $768.2 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2021 were $43.4 billion, compared to $46.4 billion at December 31, 2020. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

SBNA

SBNA had no new securities issuance and did not repurchase any outstanding borrowings in the open market during the three-month periods ended March 31, 2021 and 2020.

SHUSA

SHUSA had no new securities issuance and did not repurchase any outstanding borrowings in the open market during the three-month period ended March 31, 2021.

During the three-month period ended March 31, 2020, the Company issued $500.0 million of debt, consisting of:
•A $500.0 million 5.83% senior fixed rate note due March 2023 to Santander, an affiliate.

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

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
4.45% senior notes due December 2021	$491,602	4.61%	$491,411	4.61%
3.70% senior notes due March 2022	707,697	3.67%	707,896	3.67%
3.40% senior notes due January 2023	997,619	3.54%	997,298	3.54%
3.50% senior notes due June 2024	996,915	3.60%	996,687	3.60%
4.50% senior notes due July 2025	1,097,219	4.56%	1,097,074	4.56%
4.40% senior notes due July 2027	1,049,540	4.40%	1,049,531	4.40%
2.88% senior notes due January 2024 (3)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (3)	500,000	5.83%	500,000	5.83%
3.24% senior notes due November 2026	914,622	3.97%	913,239	3.97%
3.45% senior notes, due June 2025	995,145	3.58%	994,871	3.58%
3.50% senior notes, due April 2023	447,056	3.52%	447,039	3.52%
Senior notes due June 2022(1)	427,934	1.24%	427,925	1.84%
Senior notes due January 2023 (2)	720,915	1.35%	720,904	2.06%
Senior notes due July 2023 (2)	439,037	1.33%	439,022	2.04%
Short-term borrowing due within one year, with an affiliate	—	—%	123,453	2.00%
Subsidiaries
2.00% subordinated debt maturing through 2021	11	2.00%	11	2.00%
Short-term borrowing with an affiliate, maturing January 2021	—	—%	200,000	0.10%
Short-term borrowing due within one year, maturing April 2021	6,750	0.05%	15,750	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,542,062	3.56%	$10,872,111	3.57%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(3) These notes are with SHUSA's parent company, Santander.

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$860,000	0.65%	$1,150,000	0.64%
Short-term borrowing due within one year, maturing April 2021	3,407	0.14%	—	—%
Total Bank borrowings and other debt obligations	$863,407	0.65%	$1,150,000	0.64%

SBNA had outstanding irrevocable letters of credit totaling $279.0 million from the FHLB of Pittsburgh at March 31, 2021 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SC's credit facilities as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due August 2022	$167,000	$500,000	1.95%	$592,553	$—
Warehouse line due March 2022	1,072,345	1,250,000	0.63%	1,719,708	1
Warehouse line due October 2022	—	1,500,000	2.59%	159,339	—
Warehouse line due October 2022	—	3,500,000	3.22%	1,378,224	—
Warehouse line due October 2022	—	500,000	3.96%	118,970	570
Warehouse line due October 2022	658,500	2,100,000	3.32%	968,850	103
Warehouse line due January 2022	450,700	1,000,000	1.16%	1,142,351	—
Warehouse line due November 2022	—	500,000	0.92%	392,637	—
Warehouse line due July 2022	—	900,000	—%	—	1,684
Total facilities with third parties	$2,348,545	$11,750,000	1.58%	$6,472,632	$2,358

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.34%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.19%	$—	$—

Total SC revolving credit facilities	$6,348,545	$15,750,000	1.33%	$6,472,632	$2,358

	December 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2022	$942,845	$1,250,000	1.34%	$1,621,206	$1
Warehouse line due November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line due October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line due October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line due August 2022	—	500,000	1.5%	159,348	—
Warehouse line due January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line due July 2022	—	900,000	1.46%	—	1,684
Warehouse line due October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line due October 2022	441,143	3,500,000	3.45%	2,057,758	—
Repurchase facility due January 2021	167,967	167,967	1.64%	217,200	—
Total facilities with third parties	$4,159,955	$11,917,967	2.21%	$7,063,398	$2,886

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC revolving credit facilities	$8,159,955	$15,917,967	1.72%	$7,063,398	$2,886

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between July 2022 and May 2028(1)	$20,025,778	$45,963,595	0.60% - 3.42%	$25,939,686	$2,015,389
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	5,666,241	10,747,563	1.28% - 3.90%	8,934,642	22,508
Total SC secured structured financings	$25,692,019	$56,711,158	0.60% - 3.90%	$34,874,328	$2,037,897
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations maturing on various dates between May 2022 and May 2028	$18,942,160	$44,775,735	0.60% - 3.42%	$25,022,577	$1,710,351
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027	7,235,241	10,747,563	1.28% - 3.90%	11,232,122	23,785
Total SC secured structured financings	$26,177,401	$55,523,298	0.60% - 3.90%	$36,254,699	$1,734,136

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of March 31, 2021 and December 31, 2020, SC had private issuances of notes backed by vehicle leases outstanding totaling $8.7 billion and $8.7 billion, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the three-month periods ended March 31, 2021, and 2020, respectively.

	Total OCI/(Loss)			Total AOCI/(Loss)
	Three-Month Period Ended March 31, 2021			December 31, 2020		March 31, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(87,120)	$24,323	$(62,797)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	141	(20)	121
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(86,979)	24,303	(62,676)	$78,167	$(62,676)	$15,491

Change in unrealized gains/(losses) on investments in debt securities	(155,025)	40,184	(114,841)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(9,874)	2,559	(7,315)
Net unrealized gains/(losses) on investments in debt securities	(164,899)	42,743	(122,156)	117,263	(122,156)	(4,893)
Pension and post-retirement actuarial gain(3)	1,225	(287)	938	(29,135)	938	(28,197)
As of March 31, 2021	$(250,653)	$66,759	$(183,894)	$166,295	$(183,894)	$(17,599)
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
(3)    Included in the computation of net periodic pension costs.

	Total OCI/(Loss)			Total AOCI/(Loss)
	Three-Month Period Ended March 31, 2020			December 31, 2019		March 31, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$210,695	$(62,496)	$148,199
Reclassification adjustment for net loss/(gains) on cash flow hedge derivative financial instruments(1)	136	(29)	107
Net unrealized gains on cash flow hedge derivative financial instruments	210,831	(62,525)	148,306	$(20,114)	$148,306	$128,192

Change in unrealized gains/(losses) on investments in debt securities	277,985	(64,538)	213,447
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(9,279)	2,154	(7,125)
Net unrealized gains/(losses) on investment securities	268,706	(62,384)	206,322	(22,880)	206,322	183,442
Pension and post-retirement actuarial gain(3)	753	(193)	560	(45,213)	560	(44,653)
As of March 31, 2020	$480,290	$(125,102)	$355,188	$(88,207)	$355,188	$266,981
(1)- (3) Refer to the corresponding explanations in the table

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2021, derivatives in this category had a fair value of $0.3 million. The credit ratings of the Company and SBNA are currently considered investment grade. During the first quarter of 2021, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2021 and December 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $10.7 million and $9.9 million, respectively. The Company had $5.0 million and $3.9 million in cash and securities collateral posted to cover those positions as of March 31, 2021 and December 31, 2020, respectively.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2021, the Company estimated that approximately $29.6 million of unrealized gains included in AOCI to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2021 and December 31, 2020 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2021
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,150,000	$765	$59,148	0.13%	1.52%	1.91
Pay variable - receive fixed interest rate swaps	10,895,000	119,057	54,894	1.05%	0.11%	2.45
Interest rate floor	2,025,000	5,508	—	0.95%	—%	1.22
Total	$15,070,000	$125,330	$114,042	0.91%	0.30%	2.21

December 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,450,000	$124	$70,589	0.18%	1.50%	1.90
Pay variable - receive fixed interest rate swaps	8,745,000	150,206	182	1.16%	0.14%	2.12
Interest rate floor	3,525,000	27,507	—	1.28%	—%	1.10
Total	$14,720,000	$177,837	$70,771	1.03%	0.33%	1.84

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2021 and December 31, 2020 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Mortgage banking derivatives:
Forward commitments to sell loans	$515,165	$520,299	$6,880	$—	$—	$3,835
Interest rate lock commitments	273,863	262,471	5,829	13,202	—	—
Mortgage servicing	546,000	495,000	21,900	33,419	10,522	13,402
Total mortgage banking risk management	1,335,028	1,277,770	34,609	46,621	10,522	17,237

Customer-related derivatives:
Swaps receive fixed	15,468,261	15,350,026	553,390	901,509	84,654	8,778
Swaps pay fixed	15,877,829	15,749,590	96,392	14,644	526,498	874,260
Other	4,181,092	3,781,316	16,351	15,446	17,930	13,782
Total customer-related derivatives	35,527,182	34,880,932	666,133	931,599	629,082	896,820

Other derivative activities:
Foreign exchange contracts	4,297,290	4,258,869	60,221	52,530	55,592	62,616
Interest rate swap agreements	250,000	250,000	—	—	11,119	12,934
Interest rate cap agreements	9,338,393	10,199,134	15,783	4,617	—	—
Options for interest rate cap agreements	9,338,393	10,199,134	—	—	15,783	4,617
Other	157,229	240,083	2,856	5,886	2,631	7,031
Total	$60,243,515	$61,305,922	$779,602	$1,041,253	$724,729	$1,001,255

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month periods ended March 31, 2021 and 2020:

(in thousands)		Three-Month Period Ended March 31,
	Line Item	2021	2020
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	$(7,657)	$(824)
Pay variable receive-fixed interest rate swap	Interest income on loans	23,116	(2,678)
Interest rate floors	Interest income on loans	11,315	(477)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	10,715	(10,831)
Interest rate lock commitments	Miscellaneous income, net	(7,373)	11,998
Mortgage servicing	Miscellaneous income, net	(9,732)	29,386
Customer-related derivatives	Miscellaneous income, net	7,655	(15,619)
Foreign exchange	Miscellaneous income, net	1,687	11,022
Interest rate swaps, caps, and options	Miscellaneous income, net	244	(9,658)
Other	Miscellaneous income, net	1,418	230
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $62.8 million, net of tax, for the three-month period ended March 31, 2021, and a gain of $148.2 million net of tax, for the three-month period ended March 31, 2020.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $0.1 million and $0.1 million, net of tax, for the three-month periods ended March 31, 2021 and March 31, 2020, respectively.

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

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (3)	Net Amount
March 31, 2021
Cash flow hedges	$125,330	$—	$125,330	$765	$124,565
Other derivative activities(1)	766,892	—	766,892	21,441	745,451
Total derivatives subject to a master netting arrangement or similar arrangement	892,222	—	892,222	22,206	870,016
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	12,710	—	12,710	5,642	7,068
Total Derivative Assets	$904,932	$—	$904,932	$27,848	$877,084

December 31, 2020
Cash flow hedges	$177,837	$—	$177,837	$85,065	$92,772
Other derivative activities(1)	1,028,051	—	1,028,051	7,771	1,020,280
Total derivatives subject to a master netting arrangement or similar arrangement	1,205,888	—	1,205,888	92,836	1,113,052
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	13,202	—	13,202	—	13,202
Total Derivative Assets	$1,219,090	$—	$1,219,090	$92,836	$1,126,254
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

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
March 31, 2021
Cash flow hedges	$114,042	$—	$114,042	$74,477	$39,565
Other derivative activities(1)	724,729	3,394	721,335	316,859	404,476
Total derivatives subject to a master netting arrangement or similar arrangement	838,771	3,394	835,377	391,336	444,041
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—
Total Derivative Liabilities	$838,771	$3,394	$835,377	$391,336	$444,041

December 31, 2020
Cash flow hedges	$70,771	$—	$70,771	$70,589	$182
Other derivative activities(1)	997,420	3,517	993,903	584,971	408,932
Total derivatives subject to a master netting arrangement or similar arrangement	1,068,191	3,517	1,064,674	655,560	409,114
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,835	—	3,835	2,382	1,453
Total Derivative Liabilities	$1,072,026	$3,517	$1,068,509	$657,942	$410,567
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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 of the 2020 Annual Report on Form 10-K for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Financial assets:
U.S. Treasury securities	$—	$150,688	$—	$150,688	$—	$170,653	$—	$170,653
Corporate debt	—	225,575	—	225,575	—	155,715	—	155,715
ABS	—	107,561	50,237	157,798	—	58,945	50,393	109,338
MBS	—	10,931,807	—	10,931,807	—	10,877,783	—	10,877,783
Investment in debt securities AFS(2)	—	11,415,631	50,237	11,465,868	—	11,263,096	50,393	11,313,489
Other investments - trading securities	—	37,194	—	37,194	—	40,435	—	40,435
RICs HFI(3)	—	—	44,568	44,568	—	—	50,391	50,391
LHFS (1)(4)	—	250,349	—	250,349	—	265,428	—	265,428
MSRs	—	—	86,653	86,653	—	—	77,545	77,545
Other assets - derivatives (2)	—	898,983	5,949	904,932	—	1,205,690	13,400	1,219,090
Total financial assets (5)	$—	$12,602,157	$187,407	$12,789,564	$—	$12,774,649	$191,729	$12,966,378
Financial liabilities:
Other liabilities - derivatives (2)	—	837,091	1,680	838,771	—	1,068,074	3,952	1,072,026
Total financial liabilities	$—	$837,091	$1,680	$838,771	$—	$1,068,074	$3,952	$1,072,026
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
(4) Residential mortgage loans.
(5) Approximately $187.4 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.5% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. The estimated fair value of the all RICs HFI at is estimated using a DCF model and are classified as Level 3.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.1 million and $7.8 million, respectively, at March 31, 2021.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.7 million and $5.2 million, respectively, at March 31, 2021.

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

NOTE 12. FAIR VALUE (continued)

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month periods ended March 31, 2021 and 2020, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended March 31, 2021					Three-Month Period Ended March 31, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,393	$50,391	$77,545	$9,448	$187,777	$63,235	$84,334	$130,855	$255	$278,679
Losses in OCI(2)	(156)	—	—	—	(156)	(231)	—	—	—	(231)
Gains/(losses) in earnings	—	—	13,578	(5,257)	8,321	—	2,891	(32,282)	4,560	(24,831)
Additions/Issuances	—	—	3,611	—	3,611	—	2,512	3,902	—	6,414
Transfer from level 2(3)	—	—	—	—	—	—	17,634	—	—	17,634
Settlements(1)	—	(5,823)	(8,081)	78	(13,826)	(177)	(19,987)	(4,778)	82	(24,860)
Balances, end of period	$50,237	$44,568	$86,653	$4,269	$185,727	$62,827	$87,384	$97,697	$4,897	$252,805
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$13,578	$2,116	$15,694	$—	$2,891	$(32,282)	$(7,439)	$(36,830)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2)Losses in OCI during the three-month period ended March 31, 2021 decreased by $0.4 million from the prior reporting date of December 31, 2020.
(3)The Company transferred RICs from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs. There were no other transfers into or out of Level 3 during the three-month periods ended March 31, 2021 or 2020.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired commercial LHFI	$—	$33,396	$2,424	$35,820	$—	$32,609	$11,925	$44,534
Foreclosed assets	—	7,185	19,851	27,036	—	8,232	23,528	31,760
Vehicle inventory	—	373,539	—	373,539	—	313,754	—	313,754
LHFS(1)	—	—	318,344	318,344	—	—	1,960,768	1,960,768
Auto loans impaired due to bankruptcy	—	175,401	—	175,401	—	191,785	—	191,785
Goodwill	—	—	2,596,161	2,596,161	—	—	2,596,161	2,596,161
(1)    These amounts include zero and $0.9 billion of personal LHFS that were impaired as of March 31, 2021 and December 31, 2020, respectively. On March 16, 2021 the Company sold the personal lending portfolio. Refer to Note 1 for more information.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $25.4 million and $33.2 million at March 31, 2021 and December 31, 2020, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended March 31,
(in thousands)	Statement of Operations Location	2021	2020
Impaired LHFI	Credit loss expense	$(6,583)	$3,692
Foreclosed assets	Miscellaneous income, net (1)	(338)	(1,950)
LHFS	Credit loss expense	—	—
LHFS	Miscellaneous income, net (1)	—	(62,938)
Auto loans impaired due to bankruptcy	Credit loss expense	—	(4,953)
MSRs	Miscellaneous income, net (1)	—	(133)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at March 31, 2021 and December 31, 2020, respectively:

(dollars in thousands)	Fair Value at March 31, 2021	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,237	DCF	Discount rate (1)	0.18%
MSRs	86,653	DCF	CPR (2)	[5.31% - 99.00%] (13.16%)
			Discount rate (3)	9.36%
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

NOTE 12. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,393	DCF	Discount rate (1)	0.22%
Personal LHFS (4)	893,479	Lower of market or income approach	Market participant view	60.00% - 70.00%
			Discount rate	20.00% - 30.00%
			Default rate	35.00% - 45.00%
			Net principal & interest payment rate	65.00% - 75.00%
			Loss severity rate	90.00% - 95.00%
RICs HFS	$674,048	DCF	Discount Rate	1.5% - 2.5% (2.0%)
			Default Rate	2.0% - 4.0% (3.0%)
			Prepayment Rate	10.0% - 20.0% (15.0%)
			Loss Severity Rate	50.0% - 60.0% (55.0%)
MSRs	77,545	DCF	CPR (2)	7.66% - 45.35% (16.11%)
			Discount rate (3)	9.37%
(1), (2), (3) - See corresponding footnotes to the March 31, 2021 Level 3 significant inputs table above.
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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2021					December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,467,415	$11,467,415	$11,467,415	$—	$—	$12,621,281	$12,621,281	$12,621,281	$—	$—
Investments in debt securities AFS	11,465,868	11,465,868	—	11,415,631	50,237	11,313,489	11,313,489	—	11,263,096	50,393
Investments in debt securities HTM	5,781,875	5,838,987	—	5,838,987	—	5,504,685	5,677,929	—	5,677,929	—
Other investments (2)	1,037,194	1,043,398	—	1,043,398	—	790,435	801,056	—	801,056	—
LHFI, net	83,899,201	88,404,026	—	33,396	88,370,630	84,794,689	89,395,086	—	32,609	89,362,477
LHFS	568,693	568,693	—	250,349	318,344	2,226,196	2,226,196	—	265,428	1,960,768
Restricted cash	5,833,213	5,833,213	5,833,213	—	—	5,303,460	5,303,460	5,303,460	—	—
MSRs	86,653	86,653	—	—	86,653	77,545	77,545	—	—	77,545
Derivatives	904,932	904,932	—	898,983	5,949	1,219,090	1,219,090	—	1,205,690	13,400

Financial liabilities:
Deposits (1)	3,299,593	3,313,712	—	3,313,712	—	3,897,056	3,920,096	—	3,920,096	—
Borrowings and other debt obligations	43,446,033	44,268,222	—	31,951,289	12,316,933	46,359,467	47,081,852	—	30,538,951	16,542,901
Derivatives	838,771	838,771	—	837,091	1,680	1,072,026	1,072,026	—	1,068,074	3,952
(1) This line item excludes deposit liabilities with no defined or contractual maturities in accordance with ASU 2016-01.
(2) This line item includes CDs with a maturity greater than 90 days and investments in trading securities.

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At March 31, 2021 and December 31, 2020, the balance of these loans serviced for others accounted for at fair value was $11.8 billion and $12.5 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

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

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30 and NPLs acquired by SC under optional clean up calls from its non-consolidated Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$250,349	$245,668	$4,681	$265,428	$250,822	$14,606
RICs HFI	44,568	44,752	(184)	50,391	50,624	(233)
Nonaccrual loans	656	688	(32)	1,474	2,178	(704)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Non-interest income:
Consumer and commercial fees	$119,220	$124,247
Lease income	772,892	771,661
Miscellaneous income, net
Mortgage banking income, net	20,739	16,090
BOLI	15,545	15,094
Capital market revenue	81,788	38,284
Net gain on sale of operating leases	108,263	26,951
Asset and wealth management fees	58,727	52,650
Loss on sale of non-mortgage loans	(38,017)	(62,107)
Other miscellaneous (loss) / income, net	35,465	35,010
Net gain on sale of investment securities	9,874	9,279
Total Non-interest income	$1,184,496	$1,027,159
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$43,035	$57,204
Commission and trailer fees(2)	54,539	51,712
Interchange income, net(2)	16,509	16,320
Underwriting service fees(2)	59,073	26,207
Asset and wealth management fees(2)	32,242	43,020
Other revenue from contracts with customers(2)	17,966	23,088
Total in-scope of revenue from contracts with customers	223,364	217,551
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	61,949	54,361
Lease income	772,892	771,661
Miscellaneous loss(3)	116,417	(25,693)
Net gain/(loss) on sale of investment securities	9,874	9,279
Total out-of-scope of revenue from contracts with customers	961,132	809,608
Total non-interest income	$1,184,496	$1,027,159
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 13. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Other expenses:
Amortization of intangibles	$11,286	$14,744
Deposit insurance premiums and other expenses	9,320	12,553
Loss on debt extinguishment	—	136
Other administrative expenses	72,976	87,830
Other miscellaneous expenses	10,841	13,084
Total Other expenses	$104,423	$128,347

NOTE 14. INCOME TAXES

An income tax expense of $286.8 million and a benefit of $33.4 million were recorded for the three-month periods ended March 31, 2021 and 2020, respectively. This resulted in an ETR of 24.3% and 21.3% for the three-month periods ended March 31, 2021 and 2020, respectively. The increase in the ETR for the three-month period ended March 31, 2021, compared to the three-month period ended March 31, 2020, was primarily the result of expected pre-tax income for 2021, compared to a pre-tax loss in 2020.

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

NOTE 14. INCOME TAXES (continued)

On September 5, 2019, the Federal District Court in Massachusetts entered a stipulated judgment resolving the Company’s litigation relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. That stipulated judgment resolved the Company’s tax liability for the 2003 through 2005 tax years with no material effect on net income. The Company has agreed with the IRS to resolve the treatment of the same financing transactions for the 2006 and 2007 tax years on terms consistent with the September 5, 2019, stipulated judgment. The Congressional Joint Committee on Taxation previously completed its review of the proposed resolution of the 2006 and 2007 tax years with no objection. The IRS has now finalized its administrative process to close-out the issue, which resulted in no further impact on net income.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from AOCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax liability balance of $357.8 million at March 31, 2021 (consisting of only a deferred tax liability with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $186.6 million increase in net deferred liability for the three-month period ended March 31, 2021 was primarily due to accelerated depreciation from leasing transactions and a decrease in net operating loss carryforwards.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$27,503,781	$30,883,502
Letters of credit	1,419,864	1,432,764
Commitments to sell loans	37,296	49,791
Unsecured revolving lines of credit	—	—
Recourse exposure on sold loans	26,024	26,362
Total commitments	$28,986,965	$32,392,419

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

Included within the reported balances for Commitments to extend credit at March 31, 2021 and December 31, 2020 are $3.0 billion and $5.4 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2021 was 12.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2021 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2021. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2021 and December 31, 2020, the liability related to unfunded lending commitments was $124.4 million and $146.5 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2021 and December 31, 2020, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2021	December 31, 2020
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$65,446	$43,778
Agreement with Bank of America	Servicer performance fee	182	1,200
Agreement with CBP	Loss-sharing payments	26	181
Other contingencies	Consumer arrangements	17,186	22,155

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under the terms of the MPLFA, SC must make revenue sharing payments to Stellantis N.V. and also must share with Stellantis N.V. when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to Stellantis N.V. retail financing. In turn, Stellantis N.V. must provide designated minimum threshold percentages of its Subvention business to SC.

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

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Agreements

Bluestem

SC is party to agreements with Bluestem whereby SC is committed to purchase certain new advances on personal revolving financings receivables, along with existing balances on accounts with new advances, originated by Bluestem through April 2022.

During the first quarter, SC completed the sale of the Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem.

As of March 31, 2021 and December 31, 2020, the total unused credit available to customers was zero and $2.7 billion, respectively. In 2021, SC purchased $0.3 billion of receivables out of the $2.7 billion unused credit available to customers as of December 31, 2020. In 2020, SC purchased $1.2 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In addition, SC purchased $24.9 million and $20.9 million of receivables related to newly-opened customer accounts during the three-month periods ended March 31, 2021 and 2020, respectively.

Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As of March 31, 2021 and December 31, 2020, SC was obligated to purchase zero and $14.2 million, respectively, in receivables that had been originated by Bluestem but not yet purchased by SC.

Others

Under terms of an application transfer agreement with Nissan, SC has the first opportunity to review for its own portfolio any credit applications turned down by Nissan’s captive finance company. The agreement does not require SC to originate any loans, but for each loan originated by SC, it will pay Nissan a referral fee.

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2021 and December 31, 2020 not subject to a market price check was $15.3 million.

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

As of March 31, 2021 and December 31, 2020, the Company accrued aggregate legal and regulatory liabilities of approximately $86.2 million and $109.5 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $15.5 million as of March 31, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SBNA Matters

Mortgage Escrow Interest Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that SBNA is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and SBNA has filed a motion to dismiss.
Overtime Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that SBNA failed to pay overtime to current and former branch operations managers. The Court denied SBNA’s motion to dismiss. Plaintiff's motion seeking to amend its complaint to add additional state law claims is fully briefed.

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Shareholder Derivative Lawsuit

Seattle City Employees Retirement System V. Santander Holdings USA, Inc., et al: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing SC to engage in share repurchases for the purpose of increasing SHUSA’s ownership of SC above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of SC’s shareholders.

Consumer Lending Cases

The Company and its subsidiaries are also party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

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

Currently, such matters include, but are not limited to, the following:

•Mississippi Attorney General Lawsuit: In January 2017, Mississippi Attorney General filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, State of Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. The complaint alleges that SC engaged in unfair and deceptive business practices to induce Mississippi consumers to apply for loans that they could not afford. The complaint asserts claims under the Mississippi Consumer Protection Act and seeks unspecified civil penalties, equitable relief and other relief.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of March 31, 2021, SSLLC had received 771 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 80 arbitration cases pending as of March 31, 2021. The Company has experienced a decrease in the volume of claims since September 30, 2019 and does not expect to see a significant increase in claims in future periods.

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

NOTE 16. RELATED PARTY TRANSACTIONS

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

The Company did not receive any capital contributions from Santander in 2021 or 2020.

On March 29, 2017, SC entered into an MSPA with Santander, under which it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement. Servicing fee income of $2.9 million and $6.0 million was recognized in the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2021 and 2020, respectively. SC had $6.1 million and $6.2 million of collections due to Santander as of March 31, 2021 and December 31, 2020, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Chrysler dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. For the three-month periods ended March 31, 2021 and 2020, SC facilitated the purchase of $2.0 billion and $1.1 billion, respectively, of RICs. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

As of March 31, 2021, SBNA has borrowed $400.0 million from SHUSA. This transaction eliminates in consolidation.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.

•The CBB segment includes the products and services provided to Bank consumer and business banking customers, including consumer deposit, business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. SBNA also finances indirect consumer automobile RICs through an intercompany agreement with SC. In addition, SBNA provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing and deposits to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE & VF segment offers CRE loans and multifamily loans to customers. This segment also offers commercial loans to dealers and financing for commercial equipment and vehicles. This category also includes SBNA’s community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.
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
•SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the MPLFA, SC offers a full spectrum of auto financing products and services to Stellantis N.V. customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. During 2015, SC announced its intention to exit the personal lending business. SC has entered into a number of intercompany agreements with the Bank as described above as part of the Other segment. All intercompany revenue and fees between SBNA and SC are eliminated in the consolidated results of the Company.

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

During the fourth quarter of 2020, the Company implemented organizational changes to meet the evolving needs of its business customers including the re-alignment of Upper Business Banking with the C&I segment from the CBB segment. In addition, the Company moved the assets associated with its Community Development Finance business from its “Other” category to the CRE&VF segment to align its LIHTC assets with similar CRE assets and liabilities. All prior period results have been revised for these segment changes.

The CODM manages SC on a historical basis by reviewing the results of SC on a pre-Change in Control basis. The Results of Segments table below discloses SC's operating information on the same basis that it is reviewed by the CODM. The adjustments column includes adjustments to reconcile SC's GAAP results to SHUSA's consolidated results.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year-to-Date Ended	SHUSA Reportable Segments
March 31, 2021	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$352,509	$73,219	$96,602	$27,411	$(43,701)	$1,108,967	$(242)	$4,567	$1,619,332
Non-interest income	76,310	16,677	5,595	77,364	115,949	904,112	—	(11,511)	1,184,496
Credit loss expense / (Recovery of) credit loss expense	(19,155)	(31,341)	1,786	(8,694)	(2,738)	136,209	—	—	76,067
Total expenses	368,451	63,665	35,547	67,696	110,886	900,758	7,185	(5,759)	1,548,429
Income/(loss) before income taxes	79,523	57,572	64,864	45,773	(35,900)	976,112	(7,427)	(1,185)	1,179,332
Intersegment revenue/(expense)(1)	(257)	2,657	713	(3,113)	—	—	—	—	—
Total assets	22,346,353	7,689,825	20,315,350	10,786,520	38,218,290	47,234,002	—	—	146,590,340
(1)Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.
(2)Other includes the results of the entities transferred to the IHC, with the exception of SIS, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.
(3)Management of SHUSA manages SC by analyzing the historical results of SC, which are presented in this column.
(4)SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.
(5)Includes results and assets of SIS.

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Year-to-Date Ended	SHUSA Reportable Segments
March 31, 2020	CBB	C&I	CRE & VF	CIB(5)	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$331,807	$76,132	$98,724	$34,082	$29,982	$1,011,406	$(221)	$4,064	$1,585,976
Non-interest income	80,248	17,089	4,685	50,135	112,824	773,832	1,853	(13,507)	1,027,159
Credit loss expense / (Recovery of) credit loss expense	153,007	47,232	49,850	18,141	9,287	907,887	206	—	1,185,610
Total expenses	367,045	68,723	35,118	63,234	161,738	883,796	9,790	(5,642)	1,583,802
Income/(loss) before income taxes	(107,997)	(22,734)	18,441	2,842	(28,219)	(6,445)	(8,364)	(3,801)	(156,277)
Intersegment revenue/(expense)(1)	(260)	3,243	1,734	(4,717)	—	—	—	—	—
Total assets	23,491,765	9,260,753	21,376,893	11,645,096	39,263,122	47,106,931	—	—	152,144,560
(1)- (5) Refer to corresponding notes above.

.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and SBNA's main office is in Wilmington, Delaware. SSLLC, SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of March 31, 2021, SC was owned approximately 80.3% by SHUSA and 19.7% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

SBNA's primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. SBNA earns interest income on its loan and investment portfolios. In addition, SBNA generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. SBNA's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of SBNA are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within SBNA's geographic footprint.

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. . SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to subprime retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States Further information about SC’s business is provided below in the “CCAP” section.

SC is managed through a single reporting segment which includes vehicle financial products and services, including RICs, vehicle leases, and dealer loans, as well as financial products and services related to recreational and marine vehicles and other consumer finance products.

SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SC has other relationships through which it holds other consumer finance products. .

CCAP

Since May 2013, under the MPLFA, SC has operated as Stellantis N.V.’s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CCAP continues to be a focal point of SC's strategy. Since May 2013, the MPLFA with Stellantis N.V., the Company has operated as Stellantis N.V.'s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. The Company's average penetration rate under the MPLFA for the three-month period ended March 31, 2021 was 36%, a decrease from 39% for the three-month period ended December 31, 2020.

SC has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with Stellantis N.V. to continue to strengthen its relationship and create value within the CCAP program. During the three-month period ended March 31, 2021, SC originated $3.7 billion in CCAP loans, which represented 57% of the UPB of its total RIC originations, as well as $2.2 billion in CCAP leases. Additionally, substantially all of the leases originated by SC during three-month period ended March 31, 2021 were under the MPLFA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at March 31, 2021 was 6.0% compared to 6.7% at December 31, 2020 and 4.4% one year ago, which did not yet reflect the height of unemployment associated with the COVID-19 outbreak. According to the U.S. Bureau of Labor Statistics, the improvement from December 2020 reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, education, and construction sectors.

Market year-to-date returns for the following indices based on closing prices at March 31, 2021 were:

March 31, 2021
Dow Jones Industrial Average	7.8%
S&P 500	5.8%
NASDAQ Composite	2.8%

In light of the effects the COVID-19 pandemic continues to have on economic activity, at its March 2021 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range at 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at March 31, 2021 was 1.75%, up from 0.92% at December 31, 2020. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer rating:

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

COVID-19 Summary

In March 2020, the novel strain of coronavirus, or COVID-19, had materially impacted our business. Similar to many other financial institutions, we took measures to mitigate our customers’ COVID-19-related economic challenges. We experienced an increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted as detailed in the section of this MD&A captioned "TDRs".

Please refer to Item 7 of the 2020 Annual Report on Form 10-K for additional details regarding COVID-19.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including SBNA and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the NYDFS.

Payment of Dividends

SHUSA is the parent holding company of SBNA. SHUSA and SBNA are subject to various regulatory restrictions relating to the payment of dividends, including regulatory capital minimums and the requirement to remain "well-capitalized" under prompt corrective action regulations. As a consolidated subsidiary of the Company, SC is included in various regulatory restrictions relating to the payment of dividends as described under the caption “Stress Tests and Capital Planning” in this section. Refer to the "Liquidity and Capital Resources" section of this MD&A for detail of the capital actions of the Company and its subsidiaries during the period.

In June 2020, the Federal Reserve issued the Interim Policy, which includes:
•A cap on common stock dividends that cannot exceed the average of the trailing four quarters’ net income; and
•A prohibition on share repurchases.

The Interim Policy as described applied to the third quarter of 2020. SHUSA requested an exception to the Interim Policy for SC to be able to pay dividends of up to $0.22 per share in the third quarter of 2020. The Federal Reserve granted this request, and on July 31, 2020 SC’s Board of Directors declared a quarterly cash dividend of $0.22 per share of SC Common Stock payable to shareholders of record as of August 13, 2020. This dividend was paid on August 24, 2020.

The Federal Reserve extended and revised the Interim Policy in the first quarter of 2021. The revised policy restricted certain capital distributions to less than the prior four quarters' aggregate net income. SHUSA requested and was granted an exception to the revised Interim Policy for SC to pay a $0.44 per share dividend in Q1 2021.

On April 27, 2021, the Company received written notification from the FRB that the FRB has approved SHUSA’s request for an exception from the prohibition in the Interim Policy restricting the payment of certain dividends in the second quarter of 2021. On April 30, 2021, the SC’s Board of Directors declared a dividend of $0.22 per share for shareholders as of May 10, 2021 and payable on May 20, 2021.

It is uncertain whether the Federal Reserve will extend or revise the Interim Policy beyond the second quarter of 2021. If it does so, the foregoing restrictions on dividends and share repurchases would continue.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Regulatory Capital Requirements

U.S. Basel III regulatory capital rules are applicable to both SHUSA and SBNA.

These rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that require banking organizations, including the Company and SBNA, to maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios was phased in effective January 1, 2019. This buffer is required for banking institutions to make capital distributions, including paying dividends.

As described in Note 1, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. As also described Note 1, the U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020. The Company has elected this alternative option instead of the one described in the December 2018 rule.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2021, SBNA met the criteria to be classified as “well-capitalized.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement, replacing the 2.5% of the RWA component under the prior capital conservation buffer requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new regulatory capital minimums which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. The Company does not expect this rule to have a material impact on its current or future planned capital actions.

Stress Testing and Capital Planning

In October 2019, the Federal Reserve issued rules that tailor the stress testing a company is required to perform based on the company’s asset size, cross-jurisdictional activity, reliance on short-term wholesale funding, nonbank assets, and off-balance sheet exposure. In March 2020, the Federal Reserve amended and simplified its capital planning rules and introduced the SCB to more closely align individual firm capital requirements to the firm’s risk profile. The SCB uses the results from the Federal Reserve's supervisory stress tests, which are one component of the CCAR, to help determine each firm's capital requirements for the coming year. On August 10, 2020, the Federal Reserve announced the individual large bank capital requirements. SHUSA’s CET1 SCB is 2.5%, resulting in a 7% CET1 capital requirement under the revised rules. The simplified SCB rule was effective on October 1, 2020 but was superseded temporarily in the third and fourth quarter of 2020 and the first quarter of 2021 by the Interim Policy which limits distributions as described above under “Payment of Dividends”.

On October 7, 2020, the Federal Reserve proposed amendments to capital planning and stress testing requirements for large BHCs. Under the proposal, as a Category IV firm under the supervisory tailoring rule, SHUSA is subject to supervisory stress testing on a two-year cycle, but must submit a capital plan annually. In off-cycle years, SHUSA is not required to utilize the scenarios provided by the Federal Reserve. The Company continues to evaluate planned capital actions in its annual capital plan and on an ongoing basis.

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

Resolution Planning

The DFA requires the Company to prepare and update resolution plans. The 165(d) resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) resolution plan was submitted to the Federal Reserve and FDIC in December 2018. In addition, under amended FDIA rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution. The most recent IDI resolution plan was submitted to the FDIC in June 2018.

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

Because the term “banking entity” includes an IDI, a depository institution holding company and any of their affiliates, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, the Company, and certain of the Company’s subsidiaries (including SBNA and SC), as well as other Santander subsidiaries in the United States and abroad.

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs transactions between SBNA and affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines, and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals.

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

CRA

SBNA is subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. SBNA’s current CRA rating is "Outstanding." The OCC takes into account SBNA’s CRA rating in considering certain regulatory applications SBNA makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference Rate Reform

The March 5, 2021, announcement by the U.K.’s Financial Conduct Authority confirmed the unavailability of LIBOR rates beyond June 30, 2023 and cessation of one-week and two-month LIBOR by December 31, 2021. ISDA announced these statements are an “Index Cessation Event” under the IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, which in turn triggers a “Spread Adjustment Fixing Date” under the Bloomberg IBOR Fallback Rate Adjustments Rule Book. As a result, when LIBOR tenors cease and the fallback rates apply, fallbacks for derivatives under ISDA’s documentation shift to forms of the SOFR plus the fixed spread adjustment.

The regulatory agencies also confirmed that the March 5, 2021 announcements constitute a “Benchmark Transition Event” with respect to all LIBOR settings.

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be impacted by the cessation of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of March 31, 2021, the Company had approximately $22 billion of loans and approximately $8 billion of borrowings with LIBOR exposure. We also had approximately $70 billion in notional amounts of derivative contracts with LIBOR exposure.

Under the guidance of our cross-functional LIBOR transition program, the Company is on track to offer products linked to alternative reference rates and to remediate existing contracts that use the LIBOR reference rate. We have progressed on the following aspects of the LIBOR transition to date:
•Created an inventory of clients and contracts that have a dependency on LIBOR
•Maintained quarterly LIBOR exposure reporting
•Completed the first cycle to update and validate technology systems required to support alternative reference rates
•Created an inventory and plan for remediation of models potentially impacted by the LIBOR cessation
•Launched SOFR-based conforming adjustable rate mortgages (in line with FNMA and FHLMC requirements) in the third quarter of 2020
•Utilized LIBOR amendment fallback language for new or re-negotiated contracts
•Adhered to the ISDA IBOR Fallbacks Protocol
•Created employee and customer-facing LIBOR Transition web pages
•Started analysis of the accounting and tax impacts based on FASB and IRS guidance
•System updating and validation to support alternative reference rates
•Communicated with clients through available channels about the LIBOR transition
•Started development and validation of models impacted by the transition to alternative reference rates
•Began accounting and tax analysis and testing related to back-book migration to alternative reference rates
•Remediation of existing LIBOR contracts
•Usage of hardwired fallback language for new contracts

Planned efforts include:

•Cessation of new LIBOR originations by December 2021
•Delivery of risk training to client-facing staff
•Updating and validating controls and procedures

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED MARCH 31, 2021 AND 2020
	2021 (1)			2020 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$28,361,244	$59,196	0.83%	$25,903,299	$132,227	2.04%	$(73,031)	$13,905	$(86,936)
LOANS(3):
Commercial loans	31,360,622	243,453	3.11%	32,609,698	315,946	3.88%	(72,493)	(11,729)	(60,764)
Multifamily	8,204,141	70,897	3.46%	8,534,116	83,207	3.90%	(12,310)	(3,142)	(9,168)
Total commercial loans	39,564,763	314,350	3.18%	41,143,814	399,153	3.88%	(84,803)	(14,871)	(69,932)
Consumer loans:
Residential mortgages	6,747,397	51,917	3.08%	9,013,957	86,133	3.82%	(34,216)	(19,325)	(14,891)
Home equity loans and lines of credit	4,013,586	32,256	3.21%	4,652,133	50,714	4.36%	(18,458)	(6,318)	(12,140)
Total consumer loans secured by real estate	10,760,983	84,173	3.13%	13,666,090	136,847	4.01%	(52,674)	(25,643)	(27,031)
RICs and auto loans	40,894,433	1,321,893	12.93%	36,789,925	1,272,509	13.84%	49,384	120,260	(70,876)
Personal unsecured	1,657,386	141,890	34.24%	2,268,785	163,836	28.89%	(21,946)	(70,157)	48,211
Other consumer(4)	212,912	3,405	6.40%	305,133	5,403	7.08%	(1,998)	(1,516)	(482)
Total consumer	53,525,714	1,551,361	11.59%	53,029,933	1,578,595	11.91%	(27,234)	22,944	(50,178)
Total loans	93,090,477	1,865,711	8.02%	94,173,747	1,977,748	8.40%	(112,037)	8,073	(120,110)
Intercompany investments		—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	121,451,721	1,924,907	6.34%	120,077,046	2,109,975	7.03%	(185,068)	21,978	(207,046)
Allowance for loan losses(5)	(7,316,533)			(6,176,395)
Other assets(6)	33,005,218			34,259,927
TOTAL ASSETS	$147,140,406			$148,160,578
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$11,754,935	$1,408	0.05%	$10,892,604	$17,096	0.63%	$(15,688)	$1,476	$(17,164)
Savings	4,998,441	483	0.04%	5,632,770	2,931	0.21%	(2,448)	(299)	(2,149)
Money market	33,947,692	17,900	0.21%	27,144,329	72,066	1.06%	(54,166)	24,629	(78,795)
CDs	3,576,850	9,995	1.12%	8,545,497	36,520	1.71%	(26,525)	(16,647)	(9,878)
TOTAL INTEREST-BEARING DEPOSITS	54,277,918	29,786	0.22%	52,215,200	128,613	0.99%	(98,827)	9,159	(107,986)
BORROWED FUNDS:
FHLB advances, federal funds, and repurchase agreements	1,042,755	1,657	0.64%	6,783,978	34,853	2.06%	(33,196)	(18,294)	(14,902)
Other borrowings	43,898,212	274,132	2.50%	44,167,391	360,533	3.27%	(86,401)	(2,177)	(84,224)
TOTAL BORROWED FUNDS (7)	44,940,967	275,789	2.45%	50,951,369	395,386	3.10%	(119,597)	(20,471)	(99,126)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	99,218,885	305,575	1.23%	103,166,569	523,999	2.03%	(218,424)	(11,312)	(207,112)
Noninterest bearing demand deposits	19,085,040			15,119,236
Other liabilities(8)	7,376,334			6,808,452
TOTAL LIABILITIES	125,680,259			125,094,257
STOCKHOLDER’S EQUITY	21,460,147			23,066,321
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$147,140,406			$148,160,578

NET INTEREST SPREAD (9)			5.11%			5.00%
NET INTEREST MARGIN (10)			5.33%			5.28%
NET INTEREST INCOME (11)		$1,619,332			$1,585,976
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net interest income increased $33.4 million for the three-month period ended March 31, 2021, compared to 2020. The most significant factors contributing to this change were as follows:

•Interest income on investment securities and interest-earning deposits decreased $73.0 million for the three-month period ended March 31, 2021 compared to 2020, attributable to an increase in average balances of $13.9 million and a decrease in average rates of $86.9 million. The decrease in rate was attributable Federal Reserve actions in response to the COVID-19 pandemic.
•Interest income on loans decreased $112.0 million for the three-month period ended March 31, 2021 compared to 2020, attributable to an increase in average loan balances of $8.1 million and a decrease in average rates of $120.1 million. This was the result of a lower overall interest rate environment offset by continued growth in RIC volume.
•Interest expense on deposits and related customer accounts decreased $98.8 million for the three-month period ended March 31, 2021 compared to 2020, attributable to an increase in average interest-bearing deposit balances of $9.2 million and a decrease in average rates of $108.0 million. This was the result of lower deposit rates in response to the Federal Reserve setting overnight rates at zero. The increased balances are a result of stimulus programs and consumers increasing savings in response to the economic uncertainty of the COVID-19 pandemic.
•Interest expense on borrowed funds decreased $119.6 million for the three-month period ended March 31, 2021 compared to 2020, attributable to a decrease in average interest-bearing borrowings balances of $20.5 million and a decrease in average rates of $99.1 million. This was the result of an overall lower interest rate environment.

CREDIT LOSS EXPENSE

Credit loss expense was $76.1 million for the three-month period ended March 31, 2021, compared to $1.2 billion for the comparative period in 2020. The decrease year-over-year was primarily due to reserve build during the first quarter of 2020 associated with a weaker economic outlook related to COVID-19.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Consumer fees	$83,693	$88,569	$(4,876)	(5.5)%
Commercial fees	35,527	35,678	(151)	(0.4)%
Lease income	772,892	771,661	1,231	0.2%
Miscellaneous income, net	282,510	121,972	160,538	131.6%
Net gains recognized in earnings	9,874	9,279	595	6.4%
Total non-interest income	$1,184,496	$1,027,159	$157,337	15.3%

Total non-interest income increased $157.3 million for the three-month period ended March 31, 2021 compared to the corresponding period in 2020. The increase for the period ended March 31, 2021 was primarily due to an increase in miscellaneous income, net discussed further below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$20,739	$16,090	$4,649	28.9%
BOLI	15,545	15,094	451	3.0%
Capital market revenue	81,788	38,284	43,504	113.6%
Net gain on sale of operating leases	108,263	26,951	81,312	301.7%
Asset and wealth management fees	58,727	52,650	6,077	11.5%
Loss on sale of non-mortgage loans	(38,017)	(62,107)	24,090	38.8%
Other miscellaneous (loss) / income, net	35,465	35,010	455	1.3%
Total miscellaneous income	$282,510	$121,972	$160,538	131.6%

Miscellaneous income increased $160.5 million for the three-month period ended March 31, 2021 as compared to the corresponding period in 2020. This increase was primarily related to:
•Capital market revenue increased $43.5 million driven by higher income in capital market transactions.
•Gain on sale of operating leases increased $81.3 million driven by an increase in liquidated units.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Compensation and benefits	$465,258	$489,273	$(24,015)	(4.9)%
Occupancy and equipment expenses	172,076	146,911	25,165	17.1%
Technology, outside services, and marketing expense	134,752	134,990	(238)	(0.2)%
Loan expense	111,580	93,921	17,659	18.8%
Lease expense	560,340	590,360	(30,020)	(5.1)%
Impairment of goodwill	—	—	—	0%
Other expenses	104,423	128,347	(23,924)	(18.6)%
Total general, administrative and other expenses	$1,548,429	$1,583,802	$(35,373)	(2.2)%

Total general, administrative and other expenses decreased $35.4 million for the three-month period ended March 31, 2021, compared to 2020. The most significant contributing factors were as follows:
•Occupancy and equipment expenses increased $25.2 million for the three-month period ended March 31, 2021, compared to 2020 due to increased depreciation and maintenance and repair expenses.
•Other expenses decreased $23.9 million for the three-month period ended March 31, 2021 compared to 2020 mainly due to lower operational risk expense and lower travel and entertainment expenses in the first quarter of 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax expense of $286.8 million and a benefit of $33.4 million were recorded for the three-month periods ended March 31, 2021 and 2020, respectively. This resulted in an ETR of 24.3% and 21.3% for the three-month periods ended March 31, 2021 and 2020, respectively.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at March 31, 2021 and 2020 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$352,509	$331,807	$20,702	6.2%
Total non-interest income	76,310	80,248	(3,938)	(4.9)%
Credit loss expense / (release of) credit loss expenses	(19,155)	153,007	(172,162)	(112.5)%
Total expenses	368,451	367,045	1,406	0.4%
Income / (Loss) before income taxes	79,523	(107,997)	187,520	(173.6)%
Intersegment revenue / (expense)	(257)	(260)	3	(1.2)%
Total assets	22,346,353	23,491,765	(1,145,412)	(4.9)%

CBB reported income before income taxes of $79.5 million for the three-month period ended March 31, 2021, compared to a loss before income taxes of $108.0 million for the three-month period ended March 31, 2020. Factors contributing to this change were:

•Credit loss expense decreased $172.2 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

C&I Banking

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$73,219	$76,132	$(2,913)	(3.8)%
Total non-interest income	16,677	17,089	(412)	(2.4)%
Credit loss expense / (release of) credit loss expenses	(31,341)	47,232	(78,573)	(166.4)%
Total expenses	63,665	68,723	(5,058)	(7.4)%
Income / (Loss) before income taxes	57,572	(22,734)	80,306	(353.2)%
Intersegment revenue / (expense)	2,657	3,243	(586)	(18.1)%
Total assets	7,689,825	9,260,753	(1,570,928)	(17.0)%

C&I reported income before income taxes of $57.6 million for the three-month period ended March 31, 2021, compared to a loss before income taxes of $22.7 million for the corresponding period in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $78.6 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total assets decreased $1.6 billion from the first quarter of 2020 to the first quarter of 2021. This decrease was due to the payback of lines of credit that were drawn down in the first quarter of 2020 in response to COVID-19 economic uncertainty.

CRE & VF

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$96,602	$98,724	$(2,122)	(2.1)%
Total non-interest income	5,595	4,685	910	19.4%
Credit loss expense / (Release of) credit loss expense	1,786	49,850	(48,064)	(96.4)%
Total expenses	35,547	35,118	429	1.2%
Income / (Loss) before income taxes	64,864	18,441	46,423	251.7%
Intersegment revenue / (expense)	713	1,734	(1,021)	(58.9)%
Total assets	20,315,350	21,376,893	(1,061,543)	(5.0)%

CRE & VF reported income before income taxes of $64.9 million for the three-month period ended March 31, 2021, compared to income before income taxes of $18.4 million for 2020. Factors contributing to these changes were:

•Credit loss expense decreased $48.1 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$27,411	$34,082	$(6,671)	(19.6)%
Total non-interest income	77,364	50,135	27,229	54.3%
Credit loss expense / (release of) credit loss expenses	(8,694)	18,141	(26,835)	(147.9)%
Total expenses	67,696	63,234	4,462	7.1%
Income / (Loss) before income taxes	45,773	2,842	42,931	1,510.6%
Intersegment expense	(3,113)	(4,717)	1,604	(34.0)%
Total assets	10,786,520	11,645,096	(858,576)	(7.4)%

CIB reported income before income taxes of $45.8 million for the three-month period ended March 31, 2021, compared to income before income taxes of $2.8 million for 2020. Factors contributing to these changes were:

•Total non-interest income increased $27.2 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. This increase was due to increasing fee income resulting from continued strong demand for bond underwriting.
•Credit loss expense decreased $26.8 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Other

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$(43,701)	$29,982	$(73,683)	(245.8)%
Total non-interest income	115,949	112,824	3,125	2.8%
Credit loss expense / (release of) credit loss expenses	(2,738)	9,287	(12,025)	(129.5)%
Total expenses	110,886	161,738	(50,852)	(31.4)%
Income / (Loss) before income taxes	(35,900)	(28,219)	(7,681)	(27.2)%
Total assets	38,218,290	39,263,122	(1,044,832)	(2.7)%

The Other category reported a loss before income taxes of $35.9 million for the three-month period ended March 31, 2021, respectively, compared to a loss before income taxes of $28.2 million for 2020. Factors contributing to these changes were:

•Net interest income decreased $73.7 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020, due to lower rates and the sale of SBC.
•Total expenses decreased $50.9 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020, due to lower operational risk expenses and the sale of SBC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended March 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$1,108,967	$1,011,406	$97,561	9.6%
Total non-interest income	904,112	773,832	130,280	16.8%
Credit loss expense / (release of) credit loss expenses	136,209	907,887	(771,678)	(85.0)%
Total expenses	900,758	883,796	16,962	1.9%
Income / (Loss) before income taxes	976,112	(6,445)	982,557	(15,245.3)%
Total assets	47,234,002	47,106,931	127,071	0.3%

SC reported income before income taxes of $976.1 million for the three-month period ended March 31, 2021 compared to a loss before income taxes of $6.4 million for 2020. Contributing to this change was:

•Credit loss expense decreased $771.7 million for the three-month period ended March 31, 2021 compared to the corresponding period of 2020, primarily driven by the additional reserve to address credit risk associated with the COVID-19 outbreak during the first quarter of 2020, and a decrease in charge-offs in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2021		December 31, 2020		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,439,574	8.2%	$7,327,853	8.0%	$111,721	1.5%
C&I	16,264,348	17.9%	16,537,899	17.9%	(273,551)	(1.7)%
Multifamily	8,133,449	8.9%	8,367,147	9.1%	(233,698)	(2.8)%
Other commercial	7,465,082	8.2%	7,455,504	8.1%	9,578	0.1%
Total commercial loans (1)	39,302,453	43.2%	39,688,403	43.1%	(385,950)	(1.0)%

Consumer loans secured by real estate:
Residential mortgages	6,162,035	6.8%	6,590,168	7.2%	(428,133)	(6.5)%
Home equity loans and lines of credit	3,912,029	4.3%	4,108,505	4.5%	(196,476)	(4.8)%
Total consumer loans secured by real estate	10,074,064	11.1%	10,698,673	11.7%	(624,609)	(5.8)%

Consumer loans not secured by real estate:
RICs and auto loans	40,516,010	44.4%	40,698,642	44.1%	(182,632)	(0.4)%
Personal unsecured loans	965,651	1.1%	824,430	0.9%	141,221	17.1%
Other consumer	201,178	0.2%	223,034	0.2%	(21,856)	(9.8)%

Total consumer loans	51,756,903	56.8%	52,444,779	56.9%	(687,876)	(1.3)%
Total LHFI	$91,059,356	100.0%	$92,133,182	100.0%	$(1,073,826)	(1.2)%

Total LHFI with:
Fixed	$63,578,039	69.8%	$64,036,154	69.5%	$(458,115)	(0.7)%
Variable	27,481,317	30.2%	28,097,028	30.5%	(615,711)	(2.2)%
Total LHFI	$91,059,356	100.0%	$92,133,182	100.0%	$(1,073,826)	(1.2)%
(1) As of March 31, 2021, the Company had $232.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $386.0 million, or 1.0%, from December 31, 2020 to March 31, 2021. This decrease was comprised of increases in CRE loans of $111.7 million offset by decreases in C&I loans of $273.6 million and multifamily loans of $233.7 million.

	At March 31, 2021, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,916,877	$4,675,029	$872,749	$7,464,655
C&I and other commercial	10,386,203	11,973,206	1,528,818	23,888,227
Multifamily loans	833,658	4,894,598	2,405,193	8,133,449
Total	$13,136,738	$21,542,833	$4,806,760	$39,486,331
Loans with:
Fixed rates	$4,718,268	$9,528,932	$2,917,561	$17,164,761
Variable rates	8,418,470	12,013,901	1,889,199	22,321,570
Total	$13,136,738	$21,542,833	$4,806,760	$39,486,331
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $624.6 million, or 5.8%, from December 31, 2020 to March 31, 2021. This decrease was comprised of decreases in the residential mortgage portfolio of $428.1 million, and decreases in the home equity loans and lines of credit portfolio of $196.5 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $182.6 million, or 0.4%, from December 31, 2020 to March 31, 2021. The decrease in the RIC and auto loan portfolio was primarily due to sold RICs of approximately $2.4 billion to third-parties offset by increases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of March 31, 2021, 63.2% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 8.4% of loans for which no FICO score was available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At March 31, 2021, a typical RIC was originated with an average annual percentage rate of 15.0% and was purchased from the dealer at a premium of 1.6%. All of the Company's RICs and auto loans are fixed-rate loans.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased from December 31, 2020 to March 31, 2021 by $119.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2021	December 31, 2020	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$109,405	$106,751	$2,654	2.5%
C&I	106,968	107,053	(85)	(0.1)%
Multifamily	72,511	72,392	119	0.2%
Other commercial	25,299	20,019	5,280	26.4%
Total commercial loans	314,183	306,215	7,968	2.6%

Consumer loans secured by real estate:
Residential mortgages	175,072	160,172	14,900	9.3%
Home equity loans and lines of credit	88,047	91,606	(3,559)	(3.9)%
Consumer loans not secured by real estate:
RICs and auto loans	844,998	1,174,317	(329,319)	(28.0)%
Other consumer	5,592	6,325	(733)	(11.6)%
Total consumer loans	1,113,709	1,432,420	(318,711)	(22.2)%
Total non-accrual loans	1,427,892	1,738,635	(310,743)	(17.9)%

OREO	24,909	29,799	(4,890)	(16.4)%
Repossessed vehicles	233,207	204,653	28,554	14.0%
Other repossessed assets	5,824	3,247	2,577	79.4%
Total OREO and other repossessed assets	263,940	237,699	26,241	11.0%
Total non-performing assets	$1,691,832	$1,976,334	$(284,502)	(14.4)%

Past due 90 days or more as to interest or principal and accruing interest	$2,573	$52,863	$(50,290)	(95.1)%
Annualized net loan charge-offs to average loans (1)	1.2%	1.7%	n/a	n/a
Non-performing assets as a percentage of total assets	1.2%	1.3%	n/a	n/a
NPLs as a percentage of total loans	1.6%	1.8%	n/a	n/a
ALLL as a percentage of total NPLs	501.4%	422.1%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $140.4 million and $229.2 million at March 31, 2021 and December 31, 2020, respectively.

Potential problem consumer loans amounted to $2.2 billion and $3.2 billion at March 31, 2021 and December 31, 2020, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $1.7 billion, or 1.2% of total assets, at March 31, 2021, compared to $2.0 billion, or 1.3% of total assets, at December 31, 2020, primarily due to government stimulus payments and tax refunds provided to customers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs increased $8.0 million from December 31, 2020 to March 31, 2021. Commercial NPLs accounted for 0.8% of commercial LHFI at March 31, 2021 and December 31, 2020, respectively. The increase in commercial NPLs was primarily comprised of increases of $5.3 million in the Other commercial and $2.7 million in the CRE portfolios.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $329.3 million from December 31, 2020 to March 31, 2021. Non-performing RICs and auto loans accounted for 2.1% and 2.9% of total RICs and auto loans at March 31, 2021 and December 31, 2020, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$98,634	$88,047	$74,473	$91,606
Total LHFI	6,162,035	3,912,029	6,590,168	4,108,505
NPLs as a percentage of total LHFI	1.6%	2.3%	1.1%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $44.5 million or 23.8% of non-performing consumer loans secured by real estate at March 31, 2021, compared to $46.2 million or 27.8% of consumer loans secured by real estate at December 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $1.3 billion, or 31.1%, from December 31, 2020 to March 31, 2021, most significantly within the RICs and auto loan portfolio, which decreased $923.6 million. Delinquent balances and nonaccrual balances overall were lower as of March 31, 2021 primarily due to the benefits of government stimulus payments and tax refunds provided to customers

TDRs

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

The following table summarizes TDRs at the dates indicated:

	As of March 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$76,804	40.6%	$80,784	60.0%	$4,164,669	93.6%	$30,528	97.8%	$4,352,785
Non-performing	112,277	59.4%	53,929	40.0%	284,285	6.4%	701	2.2%	451,192
Total	$189,081	100.0%	$134,713	100.0%	$4,448,954	100.0%	$31,229	100.0%	$4,803,977

% of loan portfolio	0.5%	n/a	1.3%	n/a	11.0%	n/a	2.7%	n/a	5.3%
(1) Excludes LHFS.

	As of December 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$73,950	43.2%	$87,896	66.8%	$3,655,681	91.7%	$33,095	98.0%	$3,850,622
Non-performing	97,054	56.8%	43,605	33.2%	332,164	8.3%	684	2.0%	473,507
Total	$171,004	100.0%	$131,501	100.0%	$3,987,845	100.0%	$33,779	100.0%	$4,324,129

% of loan portfolio	0.4%	n/a	1.2%	n/a	9.8%	n/a	3.2%	n/a	4.7%
(1) Excludes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Three-Month Period Ended March 31, 2021		Three-Month Period Ended March 31, 2020
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,987,845	$336,284	$3,847,819	$472,312
New TDRs(1)	651,812	116,485	175,014	34,929
Charged-Off TDRs	188,870	(2,832)	(279,815)	(1,893)
Sold TDRs	48,956	—	(25,284)	(482)
Payments on TDRs	(428,529)	(94,914)	(266,568)	(54,237)
TDRs, end of period	$4,448,954	$355,023	$3,451,166	$450,629
(1)    New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

In accordance with the Company’s policies and guidelines, the Company may offer extensions (deferrals) to consumers on its RICs, whereby the consumer is allowed to move a maximum of three payments per event to the end of the loan. The Company’s policies and guidelines limit the frequency of each new deferral to one deferral every six months, regardless of the length of any prior deferral. Further, the maximum number of lifetime months extended for all automobile RICs is eight, while some marine and RV contracts have a maximum of twelve months extended to reflect their longer term. Additionally, the Company generally limits the granting of deferrals on new accounts until a requisite number of months have passed since origination. During the deferral period, the Company continues to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs to mitigate the adverse effects of COVID-19. These programs temporarily revised the practices noted above during 2020. In the Company's consumer and commercial portfolios, the programs generally included payment deferrals for a period of one to six months. In the Company's RIC and auto loan portfolio, the predominant program offering was a two- month deferral of payments to the end of the loan term and waiver of late charges. For credit cards, we offered a temporary payment reduction program for a period of up to three months. Payment deferrals on mortgages could be for up to one year.

In March 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encouraged financial institutions to work prudently with borrowers that may be unable to meet their contractual obligations because of the effects of COVID-19 and concludes that short-term modifications (e.g., six months) made on a good faith basis to borrowers who were impacted by COVID-19 and who were less than 30 DPD as of the implementation date of a relief program are not TDRs. The Company applied this guidance to deferrals executed in response to COVID-19 and did not designate borrowers who were less than 30 DPD at the time of the COVID-19 extension program as TDRs, even if they would have otherwise qualified. Upon exceeding six months of COVID-19 extensions, loans were designated as TDRs. Additionally, Section 4013 of the CARES Act grants companies the option of not applying the GAAP TDR guidance to certain loans with COVID-19 modifications. The Company applied the TDR provisions of the CARES Act to certain consumer loans that received COVID-19 modifications if they were current as of December 31, 2019. Consumer loans that were granted deferrals beyond 180 days were not classified as TDRs if they complied with the requirements of the CARES Act. SC ceased to apply this guidance effective January 1, 2021 while SBNA ceased to apply this guidance effective April 1, 2021 and reverted back to our pre-COVID-19, as described above, method of determining whether or not a modification qualifies as a TDR.

At the implementation of the COVID-19 programs in March 2020, we experienced an increase in requests for extensions related to COVID-19 nationwide and a significant number of such extensions have been granted. As of March 31, 2021, over 44,000 SBNA customers (representing over $5.9 billion in balances) and over 1 million SC customers (representing over $12 billion in balances) have received a COVID-19 deferral. At March 31, 2021, SBNA had $271 million of loans in active deferrals (0.5% of the total portfolio), compared to $657 million in active deferrals (1.2% of the total portfolio) at December 31, 2020. At March 31, 2021 and December 31, 2020, SC had $184 million and $1.1 billion of loans in active deferral, respectively, representing 0.6% and 3.2% of its portfolio at those dates. In the first quarter of 2021, the number of deferrals has moderated. As of March 2021, overall extensions and other modification volumes are consistent with volumes experienced before the COVID-19 pandemic, and the Company has generally returned to its historic servicing practices with the exception of an increased limit on the total months of extensions allowed.

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

Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K describes the methodology used to determine the ACL and reserve for unfunded lending commitments in the Consolidated Balance Sheets.

ACL

There were no significant changes to the ACL during the three months ended March 31, 2021. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $146.5 million at December 31, 2020 to $124.4 million at March 31, 2021. The decrease of the reserve for unfunded lending commitments was due to the ordinary course of business. Change in the reserve for unfunded lending commitments compared to the overall ACL was immaterial.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

Investment securities consist primarily of U.S. Treasuries, MBS, corporate debt, ABS, and FHLB and FRB stock. MBS consist of pass-through CMOs and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities AFS increased $0.2 billion to $11.5 billion at March 31, 2021, compared to $11.3 billion at December 31, 2020. During the three-month period ended March 31, 2021, the composition of the Company's investment portfolio changed due to an increase in corporate debt securities and MBS. Corporate debt securities increased by $69.9 million primarily due to investment purchases of supranational debt securities. MBS increased by $54.0 million primarily due to investment purchases, partially offset by investment sales, maturities and principal paydowns. For additional information with respect to the Company’s investment securities, see Note 2 to the Condensed Consolidated Financial Statements.

Debt securities which the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. Total investment securities HTM were $5.8 billion at March 31, 2021. The Company had 144 investment securities classified as HTM as of March 31, 2021.

Total gross unrealized gain/(loss) position on investment securities AFS decreased by $166.7 million during the three-month period ended March 31, 2021. This decrease was primarily related to a decrease in unrealized gains of $166.1 million on MBS, primarily due to an increase in interest rates.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2021 was approximately 4.26 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2021 was approximately 3.28 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

The following table presents the fair value of investment securities by obligor at the dates indicated:

(in thousands)	March 31, 2021	December 31, 2020
Investment securities AFS:
U.S. Treasury securities and government agencies	$5,591,404	$5,440,140
FNMA and FHLMC securities	5,491,091	5,608,296
Other securities (1)	383,373	265,053
Total investment securities AFS	11,465,868	11,313,489
Investment securities HTM:
U.S. government agencies	5,781,875	5,504,685
Total investment securities HTM(2)	5,781,875	5,504,685
Other investments	1,778,275	1,553,862
Total investment portfolio	$19,026,018	$18,372,036
(1)    Other securities primarily include corporate debt securities and ABS.
(2)    HTM securities are measured and presented at amortized cost.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2021:

	March 31, 2021
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,795,027	$2,796,161
FHLMC	2,712,417	2,694,930
GNMA (1)	11,067,852	11,149,522
Total	$16,575,296	$16,640,613
(1)    Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2021, goodwill totaled $2.6 billion and represented 1.8% of total assets and 11.8% of total stockholder's equity. The following table shows goodwill by reporting units at March 31, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at March 31, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company conducted its most recent annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2021, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $357.8 million at March 31, 2021 (consisting of only a deferred tax liability with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $186.6 million increase in net deferred liability for the three-month period ended March 31, 2021 was primarily due to accelerated depreciation from leasing transactions and a decrease in net operating loss carryforwards.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2021 and December 31, 2020, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2021 and December 31, 2020, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of Basel III, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

Federal banking laws, regulations and policies also limit SBNA's ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, (2) the bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the bank is not adequately capitalized at the time. The OCC's prior approval would also be required if SBNA were notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the three-month periods ended March 31, 2021 and 2020, the Company paid cash dividends of zero and $125.0 million, respectively, to its common stock shareholder.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at March 31, 2021:

	SHUSA

	March 31, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	17.00%	6.50%	4.50%
Tier 1 capital ratio	18.60%	8.00%	6.00%
Total capital ratio	20.00%	10.00%	8.00%
Leverage ratio	14.20%	5.00%	4.00%

	SBNA

	March 31, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.11%	6.50%	4.50%
Tier 1 capital ratio	16.11%	8.00%	6.00%
Total capital ratio	17.36%	10.00%	8.00%
Leverage ratio	12.13%	5.00%	4.00%
(1)    Capital ratios starting in the first quarter of 2020 calculated under CECL transition provisions permitted by the CARES Act

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

Sources of Liquidity

Company and Bank

The Company and SBNA have several sources of funding to meet liquidity requirements, including SBNA's core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company has other sources of funding to meet its liquidity requirements such as dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $6.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three months ended March 31, 2021, SC completed on-balance sheet funding transactions totaling approximately $3.5 billion, including:

•securitization on its SDART platform for approximately $1.9 billion; and
•lease securitization on its SRT platform for approximately $1.6 billion.

SC also completed approximately $2.4 billion in RIC asset sales to third parties.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

IHC

In 2017, SIS entered into a revolving subordinated loan agreement with SHUSA, not to exceed $290.0 million. This was subsequently increased to $895.0 million in 2018, and will mature in December 2023.

As needed, SIS will draw down from another subordinated loan with Santander in order to enable SIS to underwrite certain large transactions in excess of the subordinated loan described above. At March 31, 2021, there was no outstanding balance on the subordinated loan.

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

Available Liquidity

As of March 31, 2021, SBNA had approximately $17.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $16.3 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2021 and December 31, 2020, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $23.1 billion and $23.5 billion, respectively. These amounts represented 31.6% and 31.8% of total deposits at March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, SBNA and BSI had $1.1 billion and $0.5 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
Net cash flows from operating activities	$2,412,132	$2,442,720
Net cash flows from investing activities	749,065	134,629
Net cash flows from financing activities	(3,785,310)	3,096,596

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from operating activities

Net cash flow from operating activities for the three-month period ended March 31, 2021 was primarily comprised of $1.8 billion in proceeds from sales of and collections on LHFS, $643.5 million in depreciation, amortization and accretion, $253.8 million of deferred tax expense, and net income of $892.5 million, partially offset by $1.6 billion of originations of LHFS.

Net cash flow from operating activities for the three-month period ended March 31, 2020 was primarily comprised of $441.1 million in proceeds from sales of and collections on LHFS, $699.1 million in depreciation, amortization and accretion, and $1.2 billion of credit loss expense, partially offset by $270.9 million of originations of LHFS.

Cash flows from investing activities

For the three-month period ended March 31, 2021, net cash flow from investing activities was primarily due to $1.9 billion of AFS investment securities sales, maturities and prepayments, $553.1 million of HTM investment securities maturities and prepayments, $1.5 billion in proceeds from sales and terminations of operating leases, and $1.9 billion in proceeds from sales of LHFI, partially offset by $2.2 billion of purchases of investment securities AFS, $2.2 billion in operating lease purchases and originations, and $677.4 million of purchases of HTM investment securities.

For the three-month period ended March 31, 2020, net cash flow from investing activities was primarily due to $3.9 billion of AFS investment securities sales, maturities and prepayments and $948.6 million in proceeds from sales and terminations of operating leases, partially offset by $890.6 million in normal loan activity, $1.5 billion of purchases of investment securities AFS, $2.0 billion in operating lease purchases and originations, and $348.4 million of purchases of HTM investment securities.

Cash flows from financing activities

For the three-month period ended March 31, 2021, net cash flow from financing activities was primarily due to a $855.0 million decrease in deposits and a decrease in net borrowing activity of $2.9 billion.

Net cash flow from financing activities for the three-month period ended March 31, 2020 was primarily due to an increase in net borrowing activity of $2.3 billion and a $1.3 billion increase in deposits, partially offset by $125.0 million in dividends paid on common stock and $468.5 million in stock repurchases attributable to NCI.

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

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support core and CCAP loan financing. As of March 31, 2021, there was an outstanding balance of approximately $2.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2021, there is no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $6.5 billion of term financing with maturities ranging from May 2021 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Financing

Beginning in 2017, SC had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Consolidated Balance Sheets. Beginning in 2018, this program was replaced with a new program with SBNA, whereby SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans, primarily from Stellantis N.V. dealers, all of which are serviced by SC.

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

At March 31, 2021, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of March 31, 2021, the Company had 530,391,043 shares of common stock outstanding.

On March 31, 2021, SC paid a cash dividend of $0.22 per share and a special dividend of $0.22 per share of common stock for a total of $0.44 per share to shareholders of record as of the close of business on March 29, 2021.

On April 27, 2021, SC received written notification from the FRB that the FRB has approved the Company's request for an exception from the prohibition in the Interim Policy restricting the payment of certain dividends in the second quarter of 2021. On April 30, 2021, the SC’s Board of Directors declared a dividend of $0.22 per share for shareholders as of May 10, 2021 and payable on May 20, 2021.

SC has paid a total of $134.7 million in dividends through March 31, 2021, of which $26.6 million has been paid to NCI and $108.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

Share Repurchases

In June 2019, SC announced that the SC Board of Directors had authorized purchases by SC of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. SC extended the share repurchase program through the end of the third quarter of 2020. During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer, and then extended the share repurchase program through the end of the third quarter of 2020.

On July 31, 2020, SC announced that the Company’s request for certain exceptions to the Interim Policy, prohibiting share repurchases (other than repurchases relating to issuances of common stock under employee stock ownership plans) and limiting dividends paid by certain CCAR institutions to the average trailing four quarters' of net income, had been approved. Such exception approval permitted SC to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, SC announced that it had substantially exhausted the amount of shares SC was permitted to repurchase under the exception approval, and that SC expected to repurchase an immaterial number of shares remaining under the exception approval.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequently, the Federal Reserve extended the Interim Policy through the second quarter of 2021. As a result of the extension of the Interim Policy, SC may continue, consistent with the Interim Policy, to repurchase only a number of shares of SC Common Stock equal to the amount of share issuances related to SC’s expensed employee compensation through the second quarter of 2021.

Please find below the details of SC's tender offer and other share repurchase programs for the three-month periods ended March 31, 2021 and 2020:

	For the Three Month Period Ended March 31,
	2021	2020
Tender offer:(1)
Number of shares purchased	—	17,514,707
Average price per share	$—	$26.00
Cost of shares purchased(2)	$—	$455,382

Other share repurchases:
Number of shares purchased	357,747	846,461
Average price per share	$26.46	$13.82
Cost of shares purchased(2)	$9,468	$11,700

Total number of shares purchased	357,747	18,361,168
Average price per share	$26.46	$25.44
Total cost of shares purchased(2)	$9,468	$467,082
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer.
(2) Cost of shares exclude commissions

During the three-month period ended March 31, 2021, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
•SIS declared and paid $4.0 million in dividends to SHUSA.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$864,669	$614,340	$250,329	$—	$—
Notes payable - revolving facilities	2,348,545	1,072,345	1,276,200	—	—
Notes payable - secured structured financings	25,768,479	307,580	9,300,314	11,484,335	4,676,250
Other debt obligations (1) (2)	17,778,894	2,460,959	9,581,225	3,580,094	2,156,616
CDs (1)	3,318,101	2,646,463	625,276	45,538	824
Non-qualified pension and post-retirement benefits	68,988	7,235	14,336	13,958	33,459
Operating leases(3)	656,649	137,291	233,796	156,825	128,737
Total contractual cash obligations	$50,804,325	$7,246,213	$21,281,476	$15,280,750	$6,995,886
Other commitments:
Commitments to extend credit	$27,503,781	$6,429,896	$7,773,503	$4,885,115	$8,415,267
Letters of credit	1,419,864	1,135,826	220,622	30,928	32,488
Total Contractual Obligations and Other Commitments	$79,727,970	$14,811,935	$29,275,601	$20,196,793	$15,443,641
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2021. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $56.8 million.

Excluded from the above table are deposits of $71.1 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2021 and December 31, 2020:

The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2021	December 31, 2020
Down 100 basis points	(1.69)%	(1.12)%
Up 100 basis points	3.38%	3.18%
Up 200 basis points	6.53%	6.25%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2021 and December 31, 2020.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2021	December 31, 2020
Down 100 basis points	(2.84)%	(6.18)%
Up 100 basis points	(0.92)%	1.62%
Up 200 basis points	(3.61)%	0.51%

As of March 31, 2021, the Company’s profile reflected a decrease of MVE of 2.84% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.92% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, SBNA originates residential mortgages. It sells a portion of this production to the FHLMC, the FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 14 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 15 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations, and cash flows. There have been no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account, and the third customer holding two GBP current accounts. All three of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of 2021 were negligible relative to the overall profits of Banco Santander S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by one customer were fully inaccessible at the time of the U.S. designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout the first quarter of 2021. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the first quarter of 2021.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the SDGT sanctions program. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the first quarter of 2021.

•Santander, also has certain legacy performance guarantees for the benefit of Bank Mellat (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the first quarter of 2021 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 4, 2021	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 4, 2021	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President