Form 10-Q
period 2021-06-30
Santander Holdings USA, Inc.
filed 2021-08-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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
Number of shares of common stock outstanding at July 31, 2021: 530,391,043 shares

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
•SHUSA’s ability to manage credit risk may increase to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral, and changes in the credit quality of SHUSA's customers and counterparties;
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
•the adverse impact of COVID-19 on our business, financial condition, liquidity, reputation and results of operations;
•acts of God, including pandemics and other significant public health emergencies, and other natural or man-made disasters and SHUSA’s ability to deal with disruptions caused by such acts, emergencies and disasters;
•the pursuit of protectionist trade or other related policies, including tariffs by the U.S., its global trading partners, and/or other countries, and/or trade disputes generally;
•economic instability and recessionary conditions in Europe and negative economic effects related to the exit of the United Kingdom from the European Union;
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

ABS: Asset-backed securities	CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019
ACL: Allowance for credit losses	CRE: Commercial Real Estate
AFS: Available-for-sale	CRE & VF: Commercial Real Estate and Vehicle Finance
ALLL: Allowance for loan and lease losses	DCF: Discounted cash flow
AOCI: Accumulated other comprehensive income	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ARRC: Alternative Reference Rate Committee	DOJ: Department of Justice
ASC: Accounting Standards Codification	DPD: Days past due
ASU: Accounting Standards Update	DRIVE: Drive Auto Receivables Trust, a securitization platform
ATM: Automated teller machine	DTI: Debt-to-income
BHC: Bank holding company	EAD: Exposure at default
BHCA: Bank Holding Company Act of 1956, as amended	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
BOLI: Bank-owned life insurance	EIP: Economic impact payments
BSI: Banco Santander International	EIR: Effective interest rate
BSPR: Banco Santander Puerto Rico	EPS: Enhanced Prudential Standards
C&I: Commercial & industrial	ETR: Effective tax rate
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	Evaluation Date: March 31, 2021
CBB: Consumer and Business Banking	Exchange Act: Securities Exchange Act of 1934, as amended
CBP: Citizens Bank of Pennsylvania	FASB: Financial Accounting Standards Board
CCAR: Comprehensive Capital Analysis and Review	FBO: Foreign banking organization
CD: Certificate of deposit	FDIC: Federal Deposit Insurance Corporation
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	Federal Reserve: Board of Governors of the Federal Reserve System
CEF: Closed-end fund	FHLB: Federal Home Loan Bank
CEO: Chief Executive Officer	FHLMC: Federal Home Loan Mortgage Corporation
CET1: Common Equity Tier 1	FICO®: Fair Isaac Corporation credit scoring model
CEVF: Commercial equipment vehicle financing	FINRA: Financial Industrial Regulatory Authority
CFPB: Consumer Financial Protection Bureau	FNMA: Federal National Mortgage Association
CFO: Chief Financial Officer	FRB: Federal Reserve Bank
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FVO: Fair value option
CIB: Corporate and Investment Banking	GAAP: Accounting principles generally accepted in the United States of America
CID: Civil investigative demand	GBP: British pound sterling
CLTV: Combined loan-to-value	GDP: Gross domestic product
CMO: Collateralized mortgage obligation	GNMA: Government National Mortgage Association
CODM: Chief Operating Decision Maker	GSIB: Global systemically important bank
Company: Santander Holdings USA, Inc.	HFI: Held for investment
Covered Fund: a hedge fund or private equity fund	HFS: Held for sale
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	HPI: Housing Price Index
CPR: Constant prepayment rate	HTM: Held to maturity
CRA: Community Reinvestment Act	IBOR: Inter-bank offered rate
CRA Final Rule: the final rule relating to the CRA issued by the OCC on July 20, 2020	IDI: Insured depository institution

IHC: U.S. intermediate holding company	RWA: Risk-weighted asset
Interim Policy: Policy issued by the Federal Reserve for the third quarter of 2020 and extended through the first quarter of 2021 prohibiting share repurchases and limiting dividends by CCAR institutions	S&P: Standard & Poor's
IPO: Initial public offering	SAF: Santander Auto Finance
IRS: Internal Revenue Service	SAM: Santander Asset Management, LLC
ISDA: International Swaps and Derivatives Association, Inc.	Santander: Banco Santander, S.A.
IT: Information technology	Santander UK: Santander UK plc
LCR: Liquidity coverage ratio	SBNA: Santander Bank, National Association
LGD: Loss given default	SBC: Santander BanCorp and its subsidiaries
LHFI: Loans held for investment	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LHFS: Loans held for sale	SCB: Stress capital buffer
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCART: Santander Consumer Auto Receivables Trust
LTD: Long-term debt	SCF: Statement of cash flows
LTV: Loan-to-value	SCRA: Servicemembers' Civil Relief Act
MBS: Mortgage-backed securities	SDART: Santander Drive Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDGT: Specially Designated Global Terrorist
Moody's: Moody's Investor Service, Inc.	SEC: Securities and Exchange Commission
MPLFA: Ten-year master private-label financing agreement with Stellantis N.V. signed in May 2013	Securities Act: Securities Act of 1933, as amended
MSPA: Master Securities Purchase Agreement	Securities Financing Agreements: Resale, repurchase securities borrowed and securities lending agreements
MSR: Mortgage servicing right	SFS: Santander Financial Services, Inc.
MVE: Market value of equity	SHUSA: Santander Holdings USA, Inc.
NCI: Non-controlling interest	SIS: Santander Investment Securities Inc.
NMDs: Non-maturity deposits	SOFR: Secured overnight financing rate
NMTC: New market tax credits	SPAIN: Santander Private Auto Issuing Note
NPL: Non-performing loan	SPE: Special purpose entity
NPR: Notice of proposed rule-making	SRT: Santander Retail Auto Lease Trust
NSFR: Net stable funding ratio	SSLLC: Santander Securities LLC
NYSE: New York Stock Exchange	Stellantis N.V.: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
OCC: Office of the Comptroller of the Currency	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OCI: Other comprehensive income	TALF: Term asset-backed securities loan facility
OIS: Overnight indexed swap	TDR: Troubled debt restructuring
OREO: Other real estate owned	TLAC: Total loss-absorbing capacity
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
PCI: purchased credit-impaired	Trusts: Securitization trusts
PD: Probability of default	UPB: Unpaid principal balance
REIT: Real estate investment trust	USD: United States dollar
RIC: Retail installment contract	VIE: Variable interest entity
ROU: Right-of-use	VOE: Voting rights entity
RV: Recreational vehicle	YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$16,541,091	$12,621,281
Federal funds sold and securities purchased under resale agreements or similar arrangements	552,826	—
Investment securities:
AFS at fair value	11,602,112	11,313,489
HTM (fair value of $6,712,989 and $5,677,929 as of June 30, 2021 and December 31, 2020, respectively)	6,662,308	5,504,685
Other investments (includes trading securities of $36,419 and $40,435 as of June 30, 2021 and December 31, 2020, respectively)	1,529,791	1,553,862
LHFI(1) (5)	93,130,515	92,133,182
ALLL (5)	(6,889,315)	(7,338,493)
Net LHFI	86,241,200	84,794,689
LHFS (2)	686,491	2,226,196
Premises and equipment, net (3)	792,266	787,341
Operating lease assets, net (5)(6)	16,122,005	16,412,929
Goodwill	2,596,161	2,596,161
Intangible assets, net	372,478	357,547
BOLI	1,923,581	1,908,806
Restricted cash (5)	6,029,951	5,303,460
Other assets (4) (5)	3,533,382	4,052,230
TOTAL ASSETS	$155,185,643	$149,432,676
LIABILITIES
Accounts payables and Accrued expenses	$5,584,750	$4,700,349
Deposits and other customer accounts	80,868,397	75,303,707
Federal funds purchased and securities loaned or sold under repurchase agreements	576,000	—
Borrowings and other debt obligations (5)	42,940,006	46,359,467
Advance payments by borrowers for taxes and insurance	164,583	144,214
Deferred tax liabilities, net	533,531	182,353
Other liabilities (5)	1,415,055	1,479,874
TOTAL LIABILITIES	132,082,322	128,169,964
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2021 and December 31, 2020)	17,875,938	17,876,818
AOCI/(loss), net of taxes	(11,520)	166,295
Retained earnings	3,549,434	1,843,765
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,413,852	19,886,878
NCI	1,689,469	1,375,834
TOTAL STOCKHOLDER'S EQUITY	23,103,321	21,262,712
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$155,185,643	$149,432,676
(1) LHFI includes $39.4 million and $50.4 million of loans recorded at fair value at June 30, 2021 and December 31, 2020, respectively.
(2) Includes $196.6 million and $265.4 million of loans recorded at the FVO at June 30, 2021 and December 31, 2020, respectively.
(3) Net of accumulated depreciation of $1.7 billion and $1.6 billion at June 30, 2021 and December 31, 2020, respectively.
(4) Includes MSRs of $79.7 million and $77.5 million at June 30, 2021 and December 31, 2020, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2021 and December 31, 2020, LHFI included $21.8 billion and $22.6 billion, Operating leases assets, net included $16.1 billion and $16.4 billion, restricted cash included $2.0 billion and $1.7 billion, Other assets included $777.4 million and $791.3 million, Borrowings and other debt obligations included $29.6 billion and $31.7 billion, and Other liabilities included $23.7 million and $84.9 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $4.3 billion and $4.8 billion at June 30, 2021 and December 31, 2020, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Loans	$1,756,852	$1,879,262	$3,622,563	$3,857,010
Interest-earning deposits	6,478	8,272	11,661	40,421
Investment securities:
AFS	24,568	51,631	50,622	121,654
HTM	24,829	23,130	50,264	46,775
Other investments	2,201	5,494	4,725	11,904
TOTAL INTEREST INCOME	1,814,928	1,967,789	3,739,835	4,077,764
INTEREST EXPENSE:
Deposits and other customer accounts	21,986	69,122	51,772	197,735
Borrowings and other debt obligations	261,107	359,877	536,896	755,263
TOTAL INTEREST EXPENSE	283,093	428,999	588,668	952,998
NET INTEREST INCOME	1,531,835	1,538,790	3,151,167	3,124,766
Credit loss expense / (benefit)	(317,282)	977,373	(241,216)	2,162,983
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,849,117	561,417	3,392,383	961,783
NON-INTEREST INCOME:
Consumer and commercial fees	106,926	108,826	226,145	233,074
Lease income	732,892	755,006	1,505,784	1,526,666
Miscellaneous income, net(1) (2)	337,099	(100,030)	619,610	21,943
TOTAL FEES AND OTHER INCOME	1,176,917	763,802	2,351,539	1,781,683
Net gain(loss) on sale of investment securities	5,370	22,516	15,243	31,795
TOTAL NON-INTEREST INCOME	1,182,287	786,318	2,366,782	1,813,478
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	488,201	440,521	953,459	929,794
Occupancy and equipment expenses	168,415	164,875	340,491	311,786
Technology, outside service, and marketing expense	139,618	126,991	274,370	261,981
Loan expense	70,505	58,423	182,086	152,344
Lease expense	517,646	641,270	1,077,985	1,231,631
Impairment of goodwill	—	1,848,228	—	1,848,228
Other expenses	108,497	149,382	212,919	277,727
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,492,882	3,429,690	3,041,310	5,013,491
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	1,538,522	(2,081,955)	2,717,855	(2,238,230)
Income tax (benefit)/provision	371,644	(186,151)	658,473	(219,512)
NET INCOME / (LOSS) INCLUDING NCI	1,166,878	(1,895,804)	2,059,382	(2,018,718)
LESS: NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	208,256	(23,377)	353,713	(19,614)
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$958,622	$(1,872,427)	$1,705,669	$(1,999,104)
(1) Netted down by impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio $268.4 million and $331.3 million for the three-month and six-month periods ended June 30, 2020, respectively. This portfolio was sold in the first quarter of 2021.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
NET INCOME / (LOSS) INCLUDING NCI	$1,166,878	$(1,895,804)	$2,059,382	$(2,018,718)
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(3,482)	7,348	(66,157)	155,653
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	9,000	(15,203)	(113,156)	191,120
Pension and post-retirement actuarial gains, net of tax	561	560	1,498	1,120
TOTAL OCI / (LOSS), NET OF TAX	6,079	(7,295)	(177,815)	347,893
COMPREHENSIVE INCOME	1,172,957	(1,903,099)	1,881,567	(1,670,825)
NET INCOME ATTRIBUTABLE TO NCI	208,256	(23,377)	353,713	(19,614)
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$964,701	$(1,879,722)	$1,527,854	$(1,651,211)

(1) Excludes $1.1 million and $2.8 million of OCI/(loss) attributable to NCI for the three-month and six-month periods ended June 30, 2021, respectively, compared to $27 thousand and $(10.1) million for the corresponding periods in 2020, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2021	530,391	17,875,938	(17,599)	2,590,812	1,491,515	21,940,666
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	—	—	—
Comprehensive income attributable to SHUSA	—	—	6,079	958,622	—	964,701
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	1,056	1,056
Net income attributable to NCI	—	—	—	—	208,256	208,256
Impact of SC stock option activity	—	—	—	—	1,944	1,944
Dividends paid to NCI	—	—	—	—	(13,302)	(13,302)
Balance, June 30, 2021	530,391	$17,875,938	$(11,520)	$3,549,434	$1,689,469	$23,103,321

Balance, April 1, 2020	530,391	17,870,442	266,981	2,557,302	1,529,248	22,223,973
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	150	(282)	(132)
Comprehensive income attributable to SHUSA	—	—	(7,295)	(1,872,427)	—	(1,879,722)
OCI/(loss) attributable to NCI	—	—	—	—	27	27
Net income attributable to NCI	—	—	—	—	(23,377)	(23,377)
Impact of SC stock option activity	—	—	—	—	1,001	1,001
Dividends paid to NCI	—	—	—	—	(16,619)	(16,619)
Stock repurchase attributable to NCI	—	19,739	—	—	(98,113)	(78,374)
Balance, June 30, 2020	530,391	$17,890,181	$259,686	$685,025	$1,391,885	$20,226,777

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2021	530,391	17,876,818	166,295	1,843,765	1,375,834	21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(177,815)	1,705,669	—	1,527,854
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	2,848	2,848
Net income attributable to NCI	—	—	—	—	353,713	353,713
Impact of SC stock option activity	—	—	—	—	5,564	5,564
Dividends paid to NCI	—	—	—	—	(39,896)	(39,896)
Stock repurchase attributable to NCI	—	(880)	—	—	(8,594)	(9,474)
Balance, June 30, 2021	530,391	$17,875,938	$(11,520)	$3,549,434	$1,689,469	$23,103,321

Balance, January 1, 2020	530,391	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	347,893	(1,999,104)	—	(1,651,211)
OCI/(loss) attributable to NCI	—	—	—	—	(10,106)	(10,106)
Net income attributable to NCI	—	—	—	—	(19,614)	(19,614)
Impact of SC stock option activity	—	—	—	—	3,394	3,394
Dividends declared and paid on common stock	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	(37,212)	(37,212)
Stock repurchase attributable to NCI	—	(64,260)	—	—	(482,580)	(546,840)
Balance, June 30, 2020	530,391	$17,890,181	$259,686	$685,025	$1,391,885	$20,226,777

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six-Month Period Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$2,059,382	$(2,018,718)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	1,848,228
Credit loss (benefit)/expense	(241,216)	2,162,983
Deferred tax expense/(benefit)	422,638	(296,146)
Depreciation, amortization and accretion	1,109,851	1,497,903
Net (gain)/loss on sale of loans	(19,829)	209,763
Net gain on sale of investment securities	(15,243)	(31,795)
Loss on debt extinguishment	—	1,026
Net (gain)/loss on real estate owned, premises and equipment, and other	(3,008)	2,907
Stock-based compensation	—	23
Equity loss on equity method investments	16,990	11,947
Originations of LHFS	(1,948,094)	(2,276,446)
Proceeds from sales of and collections on LHFS (1)	2,420,095	739,416
Net change in:
Revolving personal loans	34,247	(25,598)
Other assets, BOLI and trading securities	500,073	(1,101,777)
Other liabilities	406,540	1,655,112
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,742,426	2,378,828

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,326,299	1,553,560
Proceeds from prepayments and maturities of AFS investment securities	2,553,165	4,882,810
Purchases of AFS investment securities	(4,139,774)	(3,691,813)
Proceeds from prepayments and maturities of HTM investment securities	992,041	366,372
Purchases of HTM investment securities	(2,096,485)	(1,534,595)
Proceeds from sales of other investments	37,865	176,010
Proceeds from maturities of other investments	250,000	85
Purchases of other investments	(292,859)	(868,969)
Net change in federal funds sold and securities purchased under resale agreements	(552,826)	—
Proceeds from sales of LHFI (2)	2,404,935	570,510
Distributions from equity method investments	3,763	4,239
Contributions to equity method and other investments	(60,724)	(70,911)
Proceeds from settlements of BOLI policies	16,157	4,400
Purchases of LHFI	(981,368)	(77,136)
Net change in loans other than purchases and sales	(1,561,461)	(2,959,233)
Purchases and originations of operating leases	(4,280,352)	(3,022,996)
Proceeds from the sale and termination of operating leases	3,608,952	1,766,412
Manufacturer incentives	90,334	216,057
Proceeds from sales of real estate owned and premises and equipment	28,845	21,357
Purchases of premises and equipment	(108,847)	(96,094)
NET CASH USED IN INVESTING ACTIVITIES	(2,762,340)	(2,759,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	5,564,690	6,636,542
Net change in short-term borrowings	(187,385)	(244,149)
Net proceeds from long-term borrowings	16,330,875	22,047,223
Repayments of long-term borrowings	(19,289,478)	(21,228,029)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(300,000)	(3,885,882)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	576,000	—
Net change in advance payments by borrowers for taxes and insurance	20,369	12,778
Dividends paid on common stock	—	(125,000)
Dividends paid to NCI	(39,896)	(37,212)
Stock repurchase attributable to NCI	(9,474)	(546,840)
Proceeds from the issuance of common stock	514	396
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,666,215	5,129,827

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,646,301	4,748,720
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$22,571,042	$16,274,972

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	(30,812)	(121,561)
Loans transferred from/(to) LHFI (from)/to LHFS, net	96,711	2,764,872
Unsettled purchases of investment securities	343,824	345,978

(1) Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the six-month period ended June 30, 2021.
(2) Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the six-month period ended June 30, 2021.
(3) The six-month periods ended June 30, 2021 and 2020 include cash and cash equivalents balances of $16.5 billion and $11.1 billion, respectively, and restricted cash balances of $6.0 billion, and $5.2 billion, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC and SIS are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of June 30, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

Acquisitions and Divestitures

On September 1, 2020 the Company sold its investment in SBC, a financial holding company headquartered in Puerto Rico that offered a full range of financial services through its wholly-owned banking subsidiary, BSPR.

Acquisition of Credit Agricole Miami Wealth Management Business

In May 2021, BSI closed an agreement with Crédit Agricole Corporate and Investment Bank, S.A. to take over management of $3.1 billion in global wealth management client assets and liabilities for consideration of $188 million. The Company has recorded assets acquired of $565 million (including loans of $528 million and definite-lived intangible assets of approximately $37 million) and liabilities assumed, comprised of deposits of $377 million, at fair value. Intangible assets will be amortized over the estimated useful life of six years.

Agreement to Acquire Pierpont Capital Holdings LLC

In July 2021, SHUSA announced that it has reached an agreement to acquire Pierpont Capital Holdings LLC, parent company of Amherst Pierpont Securities, a market-leading independent fixed-income broker dealer, through the acquisition of its parent holding company, Pierpont Capital Holdings LLC, for a total consideration of approximately $450 million and a net book value of approximately $300 million. Amherst Pierpont Securities has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong. The transaction is expected to close by the end of the first quarter of 2022, subject to regulatory approvals and customary closing conditions.

Proposal to Acquire SC Shares

In July 2021, SHUSA submitted a proposal to the SC Board of Directors to acquire all outstanding shares of common stock of SC not already owned by SHUSA for $39.00 per share in cash. The proposal represented a 30.4% premium to SC’s average share price since January 1, 2021. If the transaction is completed, SC would become a wholly-owned subsidiary of SHUSA.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. SC's primary business is the indirect origination and servicing of RICs and auto leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2021 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2021 except as noted above.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$98,989	$1,653	$—	$100,642	$168,075	$2,578	$—	$170,653
Corporate debt securities	246,298	247	(3)	246,542	155,610	114	(9)	155,715
ABS	469,579	383	(728)	469,234	109,888	686	(1,236)	109,338
MBS:
GNMA - Residential	4,420,426	43,647	(12,984)	4,451,089	3,467,611	69,864	(1,350)	3,536,125
GNMA - Commercial	2,000,034	4,166	(22,488)	1,981,712	1,706,648	26,949	(235)	1,733,362
FHLMC and FNMA - Residential	4,283,435	32,306	(30,372)	4,285,369	5,464,821	77,813	(4,351)	5,538,283
FHLMC and FNMA - Commercial	62,528	4,997	(1)	67,524	63,732	6,283	(2)	70,013
Total investments in debt securities AFS	$11,581,289	$87,399	$(66,576)	$11,602,112	$11,136,385	$184,287	$(7,183)	$11,313,489

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$115,672	$642	$—	$116,314	$44,841	$765	$—	$45,606
MBS:
GNMA - Residential	2,679,327	26,344	(14,476)	2,691,195	1,966,247	51,417	(1,819)	2,015,845
GNMA - Commercial	3,867,309	63,649	(25,478)	3,905,480	3,493,597	124,429	(1,548)	3,616,478
Total investments in debt securities HTM	$6,662,308	$90,635	$(39,954)	$6,712,989	$5,504,685	$176,611	$(3,367)	$5,677,929

As of June 30, 2021 and December 31, 2020, the Company had investment securities with an estimated carrying value of $5.2 billion and $3.5 billion, respectively, pledged as collateral, which were comprised of the following: $1.4 billion and $754.1 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.3 billion and $2.2 billion, respectively, were pledged to secure public fund deposits; $75.1 million and $103.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $324.9 million and $388.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Arrangements discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2021 and December 31, 2020, the Company had $29.0 million and $34.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2021 or December 31, 2020.

There were no transfers of securities between AFS and HTM during the periods ended June 30, 2021 or December 31, 2020.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$257,803	$258,561
Due after 1 year but within 5 years	192,078	195,982
Due after 5 years but within 10 years	280,123	291,170
Due after 10 years	10,851,285	10,856,399
Total	$11,581,289	$11,602,112

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	55,115	55,461
Due after 5 years but within 10 years	60,557	60,853
Due after 10 years	6,546,636	6,596,675
Total	$6,662,308	$6,712,989

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of June 30, 2021 and December 31, 2020 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$55,938	$(3)	$—	$—	$98,800	$(9)	$—	$—
ABS	—	—	26,493	(728)	—	—	49,033	(1,236)
MBS:
GNMA - Residential	1,953,144	(12,984)	—	—	347,821	(1,334)	8,875	(16)
GNMA - Commercial	1,817,758	(22,488)	—	—	103,891	(235)	—	—
FHLMC and FNMA - Residential	2,508,097	(30,159)	26,045	(213)	1,040,474	(4,165)	22,749	(186)
FHLMC and FNMA - Commercial	—	—	414	(1)	—	—	420	(2)
Total investments in debt securities AFS	$6,334,937	$(65,634)	$52,952	$(942)	$1,590,986	$(5,743)	$81,077	$(1,440)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of June 30, 2021 and December 31, 2020 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$1,556,312	$(14,476)	$—	$—	$212,471	$(1,819)	$—	$—
GNMA - Commercial	1,764,445	(25,478)	—	—	155,263	(1,548)	—	—
Total investments in debt securities HTM	$3,320,757	$(39,954)	$—	$—	$367,734	$(3,367)	$—	$—

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS and HTM securities at June 30, 2021 or December 31, 2020. As discussed in Note 1 of the Company's 2020 Annual Report on Form 10-K, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Proceeds from the sales of AFS securities	$819,209	$631,459	$1,326,299	$1,553,560

Gross realized gains	$8,196	$22,516	$18,267	$32,829
Gross realized losses	(2,826)	—	(3,024)	(1,034)
Net realized gains/(losses) (1)	$5,370	$22,516	$15,243	$31,795
(1)    Includes net realized gain/(losses) on trading securities of $(0.5) million, and $(0.7) million for the three-month and six-month periods ended June 30, 2021, respectively, and $0.5 million and $(0.9) million for the three-month and six-month periods ended June 30, 2020, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	June 30, 2021	December 31, 2020
FHLB of Pittsburgh and FRB stock	$419,266	$435,330
LIHTC investments	308,711	313,603
Equity securities not held for trading (1)	15,395	14,494
Interest-bearing deposits with an affiliate bank	750,000	750,000
Trading securities	36,419	40,435
Total	$1,529,791	$1,553,862
(1)    Includes $3.2 million and $1.4 million of equity certificates related to an off-balance sheet securitization as of June 30, 2021 and December 31, 2020, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2021, the Company purchased $1.2 million and $3.5 million of FHLB stock at par, and redeemed $4.9 million and $18.8 million of FHLB stock at par. The Company redeemed zero and $0.7 million of FRB stock at par during the three-month and six-month periods ended June 30, 2021. The Company did not purchase any FRB stock during the six-month period ended June 30, 2021. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of June 30, 2021, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $47.2 billion at June 30, 2021 and $52.0 billion at December 31, 2020.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2021 was $686.5 million, compared to $2.2 billion at December 31, 2020. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $196.6 million as of June 30, 2021 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2021 and December 31, 2020, accrued interest receivable on the Company's loans was $506.9 million and $589.2 million, respectively.

During the six months ended June 30, 2021, SBNA approved and executed purchases of performing personal unsecured loans with a UPB of approximately $400.0 million.

Also during the first quarter of 2021, SC sold RICs with a UPB of approximately $2.4 billion to third-parties in three separate transactions. Two of these transactions were accounted for as off-balance sheet securitizations.

During the second quarter of 2021, SFS sold the majority of its commercial and consumer loan and REO HFS portfolios to third parties at their approximate fair values with no material gain or loss. In addition, during the second quarter of 2021, SC sold RICs with a UPB of approximately $310 million to a third party.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Sale of the Personal Lending Portfolio

During the first quarter of 2021, SC completed the sale of $1.3 billion in UPB of its Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem. Prior to the sale, these loans were classified as LHFS.

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,410,298	8.0%	$7,327,853	8.0%
C&I loans	15,941,764	17.1%	16,537,899	17.9%
Multifamily loans	8,139,694	8.7%	8,367,147	9.1%
Other commercial(2)(4)	7,997,606	8.6%	7,455,504	8.1%
Total commercial LHFI	39,489,362	42.4%	39,688,403	43.1%
Consumer loans secured by real estate:
Residential mortgages	5,901,546	6.3%	6,590,168	7.2%
Home equity loans and lines of credit	3,768,489	4.0%	4,108,505	4.5%
Total consumer loans secured by real estate	9,670,035	10.3%	10,698,673	11.7%
Consumer loans not secured by real estate:
RICs and auto loans	42,666,918	45.8%	40,698,642	44.1%
Personal unsecured loans	1,126,365	1.2%	824,430	0.9%
Other consumer(3)	177,835	0.3%	223,034	0.2%
Total consumer loans	53,641,153	57.6%	52,444,779	56.9%
Total LHFI(1)	$93,130,515	100.0%	$92,133,182	100.0%
Total LHFI:
Fixed rate	$65,717,718	70.6%	$64,036,154	69.5%
Variable rate	27,412,797	29.4%	28,097,028	30.5%
Total LHFI(1)	$93,130,515	100.0%	$92,133,182	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.0 billion and $3.1 billion as of June 30, 2021 and December 31, 2020, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $24.3 million for which a fair value hedge resulting in a fair value adjustment of ($0.1) million.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

During the six-month periods ended June 30, 2021 and 2020, SC originated $8.3 billion and $7.3 billion, respectively, in CCAP loans (including through the SBNA originations program), which represented 56% and 62%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2021 and 2020 was as follows:

	Three-Month Period Ended June 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period (1)	$716,347	$6,443,808	$7,160,155
Credit loss expense / (benefit)	(47,609)	(269,568)	(317,177)
Charge-offs	(40,058)	(561,326)	(601,384)
Recoveries	12,835	634,886	647,721
Charge-offs, net of recoveries	(27,223)	73,560	46,337
ALLL, end of period	$641,515	$6,247,800	$6,889,315

Reserve for unfunded lending commitments, beginning of period (1)	$100,317	$24,072	$124,389
Credit loss expense / (benefit) on unfunded lending commitments	1,160	(1,265)	(105)
Reserve for unfunded lending commitments, end of period	101,477	22,807	124,284
Total ACL, end of period	$742,992	$6,270,607	$7,013,599

	Six-Month Period Ended June 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(69,458)	(149,586)	(219,044)
Charge-offs	(79,687)	(1,388,715)	(1,468,402)
Recoveries	38,464	1,199,804	1,238,268
Charge-offs, net of recoveries	(41,223)	(188,911)	(230,134)
ALLL, end of period	$641,515	$6,247,800	$6,889,315

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(17,652)	(4,519)	(22,171)
Reserve for unfunded lending commitments, end of period	101,477	22,807	124,284
Total ACL, end of period	$742,992	$6,270,607	$7,013,599

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$678,705	$5,945,031	$—	$6,623,736
Credit loss expense (benefit)(1)	116,724	907,846	—	1,024,570
Charge-offs	(43,446)	(899,773)	—	(943,219)
Recoveries	7,617	400,035	—	407,652
Charge-offs, net of recoveries	(35,829)	(499,738)	—	(535,567)
ALLL, end of period	$759,600	$6,353,139	$—	$7,112,739

Reserve for unfunded lending commitments, beginning of period	$129,740	$40,200	$—	$169,940
Credit loss expense / (release of) credit loss expense on unfunded lending commitments	(34,718)	(12,479)	—	(47,197)
Reserve for unfunded lending commitments, end of period	95,022	27,721	—	122,743
Total ACL, end of period	$854,622	$6,380,860	$—	$7,235,482

	Six-Month Period Ended June 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,920	2,383,710	(46,748)	2,535,882
Credit loss expense (benefit) (1)	239,467	1,903,011	—	2,142,478
Charge-offs	(96,909)	(2,144,485)	—	(2,241,394)
Recoveries	18,293	1,011,291	—	1,029,584
Charge-offs, net of recoveries	(78,616)	(1,133,194)	—	(1,211,810)
ALLL, end of period	$759,600	$6,353,139	$—	$7,112,739

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense / (release of) credit loss expense on unfunded lending commitments (1)	(993)	21,499	—	20,506
Reserve for unfunded lending commitments, end of period	95,022	27,721	—	122,743
Total ACL, end of period	$854,622	$6,380,860	$—	$7,235,482
(1) Includes a correction for the classification of ACL balances and certain activity between Commercial and Consumer from January 1, 2020 through June 30, 2020. This resulted in a cumulative $322.0 million reclassification required at June 30, 2020 increasing the Consumer and decreasing the Commercial ACL.

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

The Company's allowance for loan losses decreased by $270.8 million and $449.2 million for the three-month and six-month periods ended June 30, 2021, primarily due to an improved macroeconomic outlook and decrease of lifetime expected credit losses for non-TDR loans mainly due to increased used car prices.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:		Non-accrual loans with no allowance	Interest Income recognized on nonaccrual loans
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2021

Non-accrual loans:
Commercial:
CRE	$97,952	$106,751	$88,518	$—
C&I	100,682	107,053	55,699	386
Multifamily	120,747	72,392	118,133	—
Other commercial	14,700	20,019	8,533	—
Total commercial loans	334,081	306,215	270,883	386
Consumer:
Residential mortgages	119,883	160,172	46,687	—
Home equity loans and lines of credit	96,277	91,606	40,627	—
RICs and auto loans	937,264	1,174,317	194,293	46,326
Personal unsecured loans	—	—	—	—
Other consumer	5,733	6,325	63	—
Total consumer loans	1,159,157	1,432,420	281,670	46,326
Total non-accrual loans	1,493,238	1,738,635	552,553	46,712

OREO	4,276	29,799	—	—
Repossessed vehicles	229,477	204,653	—	—
Foreclosed and other repossessed assets	1,644	3,247	—	—
Total OREO and other repossessed assets	235,397	237,699	—	—
Total non-performing assets	$1,728,635	$1,976,334	$552,553	$46,712

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

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(3)	$43,140	$32,924	$76,064	$7,343,189	$7,419,253	$—
C&I(1)	34,128	21,487	55,615	15,975,894	16,031,509	—
Multifamily	48,261	34,058	82,319	8,057,375	8,139,694	—
Other commercial	37,232	4,200	41,432	7,956,174	7,997,606	173
Consumer:
Residential mortgages(2)	56,956	80,580	137,536	5,960,592	6,098,128	—
Home equity loans and lines of credit	17,687	64,361	82,048	3,686,441	3,768,489	—
RICs and auto loans(4)	2,639,469	188,716	2,828,185	40,229,942	43,058,127	—
Personal unsecured loans	7,913	5,400	13,313	1,113,052	1,126,365	2,137
Other consumer	3,991	1,235	5,226	172,609	177,835	—
Total	$2,888,777	$432,961	$3,321,738	$90,495,268	$93,817,006	$2,310
(1) C&I loans includes $89.7 million of LHFS at June 30, 2021.
(2) Residential mortgages includes $196.6 million of LHFS at June 30, 2021.
(3) CRE loans include $9.0 million of LHFS at June 30, 2021.
(4) RICs and auto loans includes $391.2 million of LHFS at June 30, 2021.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2021	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2021(3)	2020	2019	2018	2017	Prior	Total
CRE
Pass	$229,212	$956,493	$1,599,341	$1,223,797	$617,515	$1,880,511	$6,506,869
Special mention	—	30,227	18,669	120,075	111,279	67,193	347,443
Substandard	—	3,379	125,112	141,644	51,976	242,830	564,941
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$229,212	$990,099	$1,743,122	$1,485,516	$780,770	$2,190,534	$7,419,253
C&I
Pass	$2,590,641	$3,827,844	$2,638,896	$1,610,770	$710,143	$2,647,226	$14,025,520
Special mention	44,919	31,694	138,140	94,925	34,297	204,284	548,259
Substandard	17,033	41,067	15,286	128,931	37,577	255,380	495,274
Doubtful	—	—	—	—	—	—	—
N/A(2)	305,676	338,603	238,686	56,964	10,277	12,250	962,456
Total C&I	$2,958,269	$4,239,208	$3,031,008	$1,891,590	$792,294	$3,119,140	$16,031,509
Multifamily
Pass	$555,367	$777,771	$1,779,416	$1,205,373	$940,033	$1,433,694	$6,691,654
Special mention	—	46,223	42,715	94,965	187,418	48,163	419,484
Substandard	4,200	53,614	225,341	332,545	173,136	239,720	1,028,556
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$559,567	$877,608	$2,047,472	$1,632,883	$1,300,587	$1,721,577	$8,139,694
Remaining commercial
Pass	$2,322,328	$2,475,720	$1,179,584	$594,958	$341,299	$1,041,999	$7,955,888
Special mention	—	46	1,853	6,470	756	8,804	17,929
Substandard	502	2,230	4,093	3,635	2,535	10,576	23,571
Doubtful	173	—	—	45	—	—	218
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$2,323,003	$2,477,996	$1,185,530	$605,108	$344,590	$1,061,379	$7,997,606
Total Commercial loans
Pass	$5,697,548	$8,037,828	$7,197,237	$4,634,898	$2,608,990	$7,003,430	$35,179,931
Special mention	44,919	108,190	201,377	316,435	333,750	328,444	1,333,115
Substandard	21,735	100,290	369,832	606,755	265,224	748,506	2,112,342
Doubtful	173	—	—	45	—	—	218
N/A(2)	305,676	338,603	238,686	56,964	10,277	12,250	962,456
Total commercial loans	$6,070,051	$8,584,911	$8,007,132	$5,615,097	$3,218,241	$8,092,630	$39,588,062
(1)Includes $98.7 million of LHFS at June 30, 2021.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year-to-date ended June 30, 2021.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of June 30, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(2)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(1)	$913,313	$1,014,763	$616,930	$335,925	$321,124	$206,838	$3,408,893	8.0%
<600	4,318,538	4,954,403	3,421,888	2,022,609	825,967	841,067	16,384,472	38.4%
600-639	2,047,137	2,134,995	1,428,973	741,789	238,456	239,475	6,830,825	16.0%
>=640	5,669,217	5,373,028	3,622,485	1,011,873	183,689	182,436	16,042,728	37.6%
Total	$12,948,205	$13,477,189	$9,090,276	$4,112,196	$1,569,236	$1,469,816	$42,666,918	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year-to-date ended June 30, 2021.
(3)    Excludes LHFS.

As of December 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,326,026	$839,412	$450,539	$484,975	$230,382	$142,746	$3,474,080	8.5%
<600	6,056,260	4,373,991	2,648,215	1,126,742	685,830	634,480	15,525,518	38.2%
600-639	2,782,566	1,912,731	1,001,985	335,111	229,690	173,501	6,435,584	15.8%
>=640	8,427,478	4,832,173	1,382,133	264,635	200,430	156,611	15,263,460	37.5%
Total	$18,592,330	$11,958,307	$5,482,872	$2,211,463	$1,346,332	$1,107,338	$40,698,642	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2021	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$734	$—	$—	$493	$2,640	$3,867
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	28,009	3,018	2,354	1,241	1,672	6,709	43,003
<600
LTV <= 70%	$—	$754	$7,893	$6,876	$9,429	$95,722	$120,674
70.01-80%	—	2,141	2,863	8,661	7,997	2,357	24,019
80.01-90%	—	1,873	7,598	2,740	176	428	12,815
90.01-100%	—	—	—	—	—	366	366
100.01-110%	—	—	—	—	—	70	70
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	—	—	—	—	—	56	56
600-639
LTV <= 70%	$1,003	$2,415	$9,599	$6,589	$11,464	$78,267	$109,337
70.01-80%	422	3,193	2,679	3,955	4,041	1,627	15,917
80.01-90%	401	4,394	9,382	1,225	—	276	15,678
90.01-100%	971	1,056	—	—	—	308	2,335
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$2,054	$14,058	$16,537	$16,531	$18,661	$139,227	$207,068
70.01-80%	1,984	5,754	13,840	11,799	7,880	1,893	43,150
80.01-90%	337	5,940	13,579	5,149	—	1,337	26,342
90.01-100%	2,948	2,365	—	—	—	614	5,927
100.01-110%	—	—	—	—	—	691	691
LTV>110%	—	—	—	—	—	1,472	1,472
LTV - N/A(2)	—	—	—	—	—	28	28
680-719
LTV <= 70%	$21,723	$40,269	$57,747	$26,760	$62,979	$223,966	$433,444
70.01-80%	16,382	20,678	26,966	16,873	10,395	4,694	95,988
80.01-90%	1,757	18,216	32,416	5,241	—	1,717	59,347
90.01-100%	12,289	11,627	—	—	—	924	24,840
100.01-110%	—	—	—	—	—	818	818
LTV>110%	—	—	—	—	—	353	353
LTV - N/A(2)	—	—	—	—	—	65	65
720-759
LTV <= 70%	$92,290	$116,368	$106,311	$81,082	$100,504	$340,422	$836,977
70.01-80%	70,003	65,488	34,940	28,186	18,795	4,739	222,151
80.01-90%	3,707	31,953	52,597	7,444	339	1,311	97,351
90.01-100%	17,793	13,945	—	—	—	163	31,901
100.01-110%	—	—	—	—	—	94	94
LTV>110%	—	—	—	—	—	73	73
LTV - N/A(2)	—	—	—	—	—	111	111
>=760
LTV <= 70%	$229,249	$480,261	$296,105	$168,049	$336,315	$1,249,342	$2,759,321
70.01-80%	109,589	197,860	106,441	50,188	31,294	7,160	502,532
80.01-90%	9,260	63,769	77,187	13,979	78	3,199	167,472
90.01-100%	16,525	16,235	—	—	564	333	33,657
100.01-110%	—	—	—	—	—	414	414
LTV>110%	—	—	—	—	—	1,498	1,498
LTV - N/A(2)	—	—	—	—	—	324	324
Total - All FICO Bands
LTV <= 70%	$346,319	$654,859	$494,192	$305,887	$539,845	$2,129,586	$4,470,688
70.01-80%	198,380	295,114	187,729	119,662	80,402	22,470	903,757
80.01-90%	15,462	126,145	192,759	35,778	593	8,268	379,005
90.01-100%	50,526	45,228	—	—	564	2,708	99,026
100.01-110%	—	—	—	—	—	2,087	2,087
LTV>110%	—	—	—	—	—	3,396	3,396
LTV - N/A(2)	28,009	3,018	2,354	1,241	1,672	7,293	43,587
Grand Total	$638,696	$1,124,364	$877,034	$462,568	$623,076	$2,175,808	$5,901,546
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the year-to-date ended June 30, 2021.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of June 30, 2021	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$—	$166	$163	$252	$474	$875	$1,930	$1,847
70.01-90%	21	—	—	—	—	—	21	21
90.01-110%	—	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	1,084	3,559	4,923	6,076	5,725	78,805	100,172	51,107
<600
LTV <= 70%	$—	$240	$2,428	$8,922	$12,497	$116,698	$140,785	$121,937
70.01-90%	—	174	1,066	1,987	418	5,974	9,619	8,597
90.01-110%	—	—	—	—	—	1,061	1,061	980
LTV>110%	—	—	—	—	—	861	861	848
LTV - N/A(2)	—	—	—	—	15	489	504	504
600-639
LTV <= 70%	$108	$1,339	$3,521	$9,128	$14,346	$95,298	$123,740	$116,680
70.01-90%	—	626	2,576	1,594	613	6,511	11,920	11,083
90.01-110%	—	—	—	—	—	1,692	1,692	1,666
LTV>110%	—	—	—	—	—	2,783	2,783	2,698
LTV - N/A(2)	—	—	—	—	100	50	150	150
640-679
LTV <= 70%	$260	$7,712	$12,673	$25,945	$20,918	$161,560	$229,068	$220,653
70.01-90%	—	1,211	6,198	5,159	1,199	12,651	26,418	24,964
90.01-110%	—	—	56	—	—	4,700	4,756	4,063
LTV>110%	—	42	—	—	—	2,234	2,276	2,261
LTV - N/A(2)	—	—	—	—	—	78	78	58
680-719
LTV <= 70%	$5,994	$25,729	$31,718	$51,940	$53,408	$279,319	$448,108	$434,981
70.01-90%	1,003	4,630	12,727	6,901	2,390	17,650	45,301	44,653
90.01-110%	—	—	—	—	—	4,572	4,572	4,092
LTV>110%	141	—	—	—	—	4,649	4,790	4,576
LTV - N/A(2)	—	—	—	—	—	152	152	152
720-759
LTV <= 70%	$18,183	$40,990	$51,279	$75,175	$84,684	$365,405	$635,716	$624,459
70.01-90%	3,599	12,343	17,488	10,618	3,510	25,538	73,096	71,848
90.01-110%	648	—	—	—	—	5,086	5,734	5,250
LTV>110%	80	—	—	—	—	4,856	4,936	4,813
LTV - N/A(2)	—	24	51	—	—	136	211	201
>=760
LTV <= 70%	$38,757	$128,490	$157,319	$203,816	$198,098	$982,100	$1,708,580	$1,676,594
70.01-90%	5,477	22,509	40,521	20,785	5,236	59,670	154,198	150,859
90.01-110%	—	405	32	—	—	15,762	16,199	15,069
LTV>110%	790	741	50	—	—	6,567	8,148	8,062
LTV - N/A(2)	320	3	—	124	66	401	914	914
Total - All FICO Bands
LTV <= 70%	$63,302	$204,666	$259,101	$375,178	$384,425	$2,001,255	$3,287,927	$3,197,151
LTV 70.01 - 90%	10,100	41,493	80,576	47,044	13,366	127,994	320,573	312,025
LTV 90.01 - 110%	648	405	88	—	—	32,873	34,014	31,120
LTV>110%	1,011	783	50	—	—	21,950	23,794	23,258
LTV - N/A(2)	1,404	3,586	4,974	6,200	5,906	80,111	102,181	53,086
Grand Total	$76,465	$250,933	$344,789	$428,422	$403,697	$2,264,183	$3,768,489	$3,616,640
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$750	$—	$521	$500	$—	$3,148	$4,919
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	4,410	120,200
<600
LTV <= 70%	$876	$3,988	$6,255	$13,646	$13,775	$109,076	$147,616
70.01-80%	1,053	5,235	4,603	7,707	3,406	2,832	24,836
80.01-90%	221	8,801	8,442	1,577	—	1,102	20,143
90.01-100%	292	2,792	—	—	219	690	3,993
100.01-110%	—	—	—	—	—	353	353
LTV>110%	—	—	—	—	—	1,445	1,445
LTV - N/A(2)	—	—	—	—	—	92	92
600-639
LTV <= 70%	$3,058	$3,923	$4,275	$11,593	$10,710	$81,496	$115,055
70.01-80%	1,585	4,839	3,901	5,300	2,040	2,935	20,600
80.01-90%	1,233	6,910	5,693	1,870	249	581	16,536
90.01-100%	2,321	2,364	—	—	—	193	4,878
100.01-110%	—	—	—	—	—	707	707
LTV>110%	—	—	—	—	—	333	333
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$11,264	$21,946	$17,039	$24,447	$26,992	$124,559	$226,247
70.01-80%	12,585	18,756	8,079	7,117	1,377	2,426	50,340
80.01-90%	2,385	18,975	12,715	1,265	—	1,108	36,448
90.01-100%	7,256	4,501	—	—	—	573	12,330
100.01-110%	—	—	—	—	—	240	240
LTV>110%	—	—	—	—	—	432	432
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$34,802	$49,625	$41,447	$56,362	$54,836	$196,173	$433,245
70.01-80%	38,582	37,546	20,202	18,615	5,047	4,556	124,548
80.01-90%	7,616	39,239	22,510	2,195	—	3,025	74,585
90.01-100%	29,050	8,147	—	—	—	526	37,723
100.01-110%	101	—	—	—	—	475	576
LTV>110%	—	—	—	—	—	802	802
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$105,769	$89,140	$88,485	$145,301	$132,720	$285,308	$846,723
70.01-80%	81,595	62,488	29,767	25,421	8,163	5,334	212,768
80.01-90%	16,714	57,807	30,850	2,754	355	1,566	110,046
90.01-100%	37,846	12,066	—	—	—	563	50,475
100.01-110%	—	—	—	—	—	68	68
LTV>110%	—	—	—	—	—	206	206
LTV - N/A(2)	—	—	—	—	—	227	227
>=760
LTV <= 70%	$381,713	$335,559	$224,505	$456,792	$527,624	$1,066,295	$2,992,488
70.01-80%	221,896	227,139	71,681	48,411	17,893	8,473	595,493
80.01-90%	42,464	134,309	50,128	7,977	—	3,886	238,764
90.01-100%	37,279	21,057	—	—	74	1,419	59,829
100.01-110%	—	—	—	571	—	1,008	1,579
LTV>110%	—	—	—	—	92	1,734	1,826
LTV - N/A(2)	—	—	—	—	—	381	381
Total - All FICO Bands
LTV <= 70%	$538,232	$504,181	$382,527	$708,641	$766,657	$1,866,055	$4,766,293
70.01-80%	357,296	356,003	138,233	112,571	37,926	26,556	1,028,585
80.01-90%	70,633	266,041	130,338	17,638	604	11,268	496,522
90.01-100%	114,044	50,927	—	—	293	3,964	169,228
100.01-110%	101	—	—	571	—	2,851	3,523
LTV>110%	—	—	—	—	92	4,952	5,044
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	5,183	120,973
Grand Total	$1,189,694	$1,179,322	$652,298	$840,968	$807,057	$1,920,829	$6,590,168
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
(1) - (4) Refer to corresponding notes above

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020

Performing	$4,232,242	$3,850,622
Non-performing	557,579	473,507
Total (1)	$4,789,821	$4,324,129
(1) Excludes LHFS.

The increase in total TDRs was primarily due to the resumption of the pre-COVID-19 method of determining whether or not a modification qualifies as a TDR for RICs effective January 1, 2021.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended June 30, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	8	$36,053	$36,053
C&I	59	28,077	28,079
Multi-family	2	29,370	29,370
Other commercial	16	1,018	1,018
Consumer:
Residential mortgages(3)	250	74,617	74,500
Home equity loans and lines of credit	323	49,310	49,555
RICs and auto loans	11,772	226,011	226,574
Personal unsecured loans	52	751	743
Other consumer	7	182	172
Total	12,489	$445,389	$446,064

	Six-Month Period Ended June 30, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	11	$44,005	$44,005
C&I	370	43,589	43,647
Multi-family	2	29,370	29,370
Other commercial	180	14,653	14,653
Consumer:
Residential mortgages(3)	343	94,726	94,490
Home equity loans and lines of credit	366	53,852	54,303
RICs and auto loans	57,437	1,179,830	1,185,882
Personal unsecured loans	77	999	987
Other consumer	16	590	580
Total	58,802	$1,461,614	$1,467,917
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	9	$13,047	$13,047
C&I	354	27,130	27,226
Multi-family	5	51,466	51,466
Other commercial	4	72	72
Consumer:
Residential mortgages(3)	15	1,811	1,809
Home equity loans and lines of credit	22	2,693	2,939
RICs and auto loans	45,816	923,560	939,530
Personal unsecured loans	1	—	—
Other consumer	9	16	—
Total	46,235	$1,019,795	$1,036,089

	Six-Month Period Ended June 30, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	11	$14,974	$14,974
C&I	389	27,965	28,063
Multi-family	5	51,466	51,466
Other commercial	5	117	117
Consumer:
Residential mortgages(3)	28	3,672	3,814
Home equity loans and lines of credit	50	4,767	5,034
RICs and auto loans	55,642	1,101,075	1,117,422
Personal unsecured loans	2	—	—
Other consumer	11	73	56
Total	56,143	$1,204,109	$1,220,946
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2021 and 2020, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2021		2020		2021		2020
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	—	$—	14	$2,909	—	$—	32	$5,114
C&I	24	901	5	1,045	54	2,073	16	8,260
Multifamily					—	—	—	—
Other commercial	—	—	—	—	1	17	1	45
Consumer:
Residential mortgages	10	1,484	22	3,640	10	1,484	30	4,880
Home equity loans and lines of credit	3	152	10	1,142	4	765	22	3,104
RICs and auto loans	4,149	82,949	2,035	32,960	9,805	193,729	6,121	102,200
Personal unsecured loans	6	83	—	—	6	83	—	—
Other consumer	—	—	—	—	—	—	1	44
Total	4,192	$85,569	2,086	$41,696	9,880	$198,151	6,223	$123,647
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

Operating lease assets, net consisted of the following as of June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Leased vehicles	$21,085,807	$22,056,063
Less: accumulated depreciation	(4,249,968)	(4,796,595)
Depreciated net capitalized cost	16,835,839	17,259,468
Manufacturer Subvention payments, net of accretion	(813,508)	(934,381)
Origination fees and other costs	97,720	66,020
Leased vehicles, net	16,120,051	16,391,107

Commercial equipment vehicles and aircraft, gross	2,677	28,661
Less: accumulated depreciation	(723)	(6,839)
Commercial equipment vehicles and aircraft, net	1,954	21,822
Total operating lease assets, net	$16,122,005	$16,412,929

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2021 (in thousands):

2021	$1,564,462
2022	1,932,825
2023	1,151,995
2024	153,851
2025	8,519
Thereafter	813
Total	$4,812,465

During the three-month and six-month periods ended June 30, 2021, the Company recognized $178.5 million and $286.8 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $23.1 million and $50.1 million for the corresponding periods in 2020. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units as of June 30, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at June 30, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

During the three-month and six-month periods ended June 30, 2021, there were no disposals, additions, impairments or re-allocations of goodwill.

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2021		December 31, 2020
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$295,708	$(284,292)	$308,768	$(271,232)
Chrysler relationship	27,500	(111,250)	35,000	(103,750)
Trade name	11,700	(6,300)	12,300	(5,700)
Other intangibles(1)	37,570	(56,567)	1,479	(55,694)
Total intangibles subject to amortization	$372,478	$(458,409)	$357,547	$(436,376)
(1) Includes approximately $37 million of intangible assets added in connection with the close of its agreement with Crédit Agricole Corporate and Investment Bank, S.A.to take over management of global wealth management client assets and liabilities. This intangible asset will be amortized over a six year useful life.

At June 30, 2021 and December 31, 2020, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $10.7 million and $22.0 million for the three-month and six-month periods ended June 30, 2021, respectively, and $14.7 million and $29.5 million for the corresponding periods in 2020, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2021	$43,760	$22,033	$21,727
2022	46,072	—	46,072
2023	34,821	—	34,821
2024	30,964	—	30,964
2025	30,929	—	30,929
Thereafter	207,965	—	207,965

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Operating lease ROU assets	$516,155	$540,222
Deferred tax assets	3,696	11,114
Accrued interest receivable	542,106	634,509
Derivative assets at fair value	884,408	1,219,090
Other repossessed assets	231,121	207,900
Equity method investments	252,924	272,633
MSRs	79,730	77,545
OREO	4,276	29,799
Income tax receivables	138,542	225,736
Prepaid expense	290,867	225,251
Miscellaneous assets and receivables	589,557	608,431
Total Other assets	$3,533,382	$4,052,230

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

For the three-month and six-month periods ended June 30, 2021, operating lease expenses were $37.1 million and $76.8 million, respectively, compared to $40.7 million and $75.8 million for the corresponding periods in 2020. Sublease income was $1.2 million and $2.3 million, respectively, for the three-month and six-month periods ended June 30, 2021 compared to $1.2 million and $2.6 million for the corresponding periods in 2020. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2021	Total Operating leases
(in thousands)
2021	$69,209
2022	132,038
2023	115,465
2024	100,028
2025	74,212
Thereafter	145,948
Total lease liabilities	$636,900
Less: Interest	(53,539)
Present value of lease liabilities	$583,361

Supplemental Balance Sheet Information	June 30, 2021	December 31, 2020
Operating lease ROU assets	$516,155	$540,222
Other liabilities	583,361	606,000
Weighted-average remaining lease term (years)	6.1	6.5
Weighted-average discount rate	2.9%	2.9%

	Six-Month Period Ended June 30,
Other Information	2021	2020
	(in thousands)
Operating cash flows from operating leases(1)	$(70,260)	$(72,177)
Leased assets obtained in exchange for new operating lease liabilities	$32,257	$(19,001)
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The remainder of Other assets is comprised of:

•Deferred tax asset, net - Refer to Note 15 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
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
•MSRs - See further discussion on the valuation of the MSRs in Note 13.
•Income tax receivables - Refer to Note 15 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
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

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Assets
Restricted cash	$1,977,541	$1,737,021
LHFS	269,168	581,938
LHFI	21,773,401	22,572,549
Operating lease assets, net	16,120,051	16,391,107
Various other assets	777,437	791,306
Total Assets	$40,917,598	$42,073,921
Liabilities
Notes payable	$29,589,557	$31,700,709
Various other liabilities	23,707	84,922
Total Liabilities	$29,613,264	$31,785,631

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

As of June 30, 2021 and December 31, 2020, the Company was servicing $26.3 billion and $27.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remains unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month and six-month periods ended June 30, 2021, and 2020 is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Assets securitized	$7,238,608	$3,887,075	$11,361,659	$10,562,806

Net proceeds from new securitizations (1)	$5,990,485	$2,932,117	$9,576,609	$6,808,647
Net proceeds from sale of retained bonds	132,186	1,526	195,967	55,993
Cash received for servicing fees (2)	230,408	246,545	458,595	493,288
Net distributions from Trusts (2)	1,903,257	621,708	3,043,634	1,557,381
Total cash received from Trusts	$8,256,336	$3,801,896	$13,274,805	$8,915,309
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the six-month periods ended June 30, 2021, and 2020, SC sold $1.9 billion and $512.3 million, respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a gain of $7.2 million and a loss of $26.9 million, respectively. The gains and losses were recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

As of June 30, 2021 and December 31, 2020, the Company was servicing $3.2 billion and $2.2 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	June 30, 2021	December 31, 2020
Related party SPAIN securitizations	$840,143	$1,214,644
Third party SCART serviced securitizations	2,338,472	929,429
Third party CCAP securitizations	46,561	82,713
Total serviced for other portfolio	$3,225,176	$2,226,786

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the three-month and six-month periods ended June 30, 2021 and 2020, respectively, were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Receivables securitized (1)	$—	$512,286	$1,891,278	$512,286
Net proceeds from new securitizations	—	460,086	1,779,532	460,086
Cash received for servicing fees	9,294	5,079	16,021	11,258
Total cash received from Trusts	$9,294	$465,165	$1,795,553	$471,344
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,684,578	15.7%	$11,097,595	14.7%
Non-interest-bearing demand deposits	24,766,564	30.6%	21,800,278	28.9%
Savings	5,483,011	6.8%	4,827,065	6.4%
Customer repurchase accounts	270,744	0.3%	323,398	0.4%
Money market	34,816,096	43.1%	33,358,315	44.4%
CDs	2,847,404	3.5%	3,897,056	5.2%
Total deposits (1)	$80,868,397	100.0%	$75,303,707	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.5 billion and $5.8 billion at June 30, 2021 and December 31, 2020, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.3 billion and $2.2 billion at June 30, 2021 and December 31, 2020, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $219.2 million and $110.5 million at June 30, 2021 and December 31, 2020, respectively.
At June 30, 2021 and December 31, 2020, the Company had $632.8 million and $768.2 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2021 were $42.9 billion, compared to $46.4 billion at December 31, 2020. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

SBNA

SBNA had no securities issuances during the six-month periods ended June 30, 2021 or 2020 and no repurchases during the six-month period ended June 30, 2021.

During the six-month period ended June 30, 2020, the Bank repurchased the following borrowings and other debt obligations:
• $126.4 million of its REIT preferred debt.
• $1.0 billion prepayment of FHLB advances.

SHUSA

SHUSA had no securities issuances during the six-month period ended June 30, 2021.

During the six-month period ended June 30, 2021, SHUSA called $427.9 million of its senior floating-rate notes due June 2022.

During the six-month period ended June 30, 2020, the Company issued $2.1 billion of debt, consisting of:
•$500.0 million 5.83% senior fixed rate note due March 2023 to Santander, an affiliate.
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

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
4.45% senior notes due December 2021	$491,799	4.61%	$491,411	4.61%
3.70% senior notes due March 2022	706,696	3.67%	707,896	3.67%
3.40% senior notes due January 2023	997,943	3.54%	997,298	3.54%
3.50% senior notes due June 2024	997,145	3.60%	996,687	3.60%
4.50% senior notes due July 2025	1,097,367	4.56%	1,097,074	4.56%
4.40% senior notes due July 2027	1,049,547	4.40%	1,049,531	4.40%
2.88% senior notes due January 2024 (3)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (3)	500,000	5.83%	500,000	5.83%
3.24% senior notes due November 2026	916,017	3.97%	913,239	3.97%
3.45% senior notes, due June 2025	995,422	3.58%	994,871	3.58%
3.50% senior notes, due April 2023	447,073	3.52%	447,039	3.52%
Senior notes due June 2022(1)	—	—%	427,925	1.84%
Senior notes due January 2023 (2)	720,926	1.33%	720,904	2.06%
Senior notes due July 2023 (2)	439,053	1.33%	439,022	2.04%
Short-term borrowing due within one year, with an affiliate		—%	123,453	2.00%
Subsidiaries
2.00% subordinated debt maturing through 2021	11	2.00%	11	2.00%
Short-term borrowing with an affiliate, maturing January 2021	—	—%	200,000	0.10%
Short-term borrowing due within one year, maturing July 2021	28,365	0.05%	15,750	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,137,364	3.65%	$10,872,111	3.57%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(3) These notes are with SHUSA's parent company, Santander.

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$850,000	0.63%	$1,150,000	0.64%

SBNA had outstanding irrevocable letters of credit totaling $153.5 million from the FHLB of Pittsburgh at June 30, 2021 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS (continued)

SC Credit Facilities

The following tables present information regarding SC's credit facilities as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due June 2023	$—	$500,000	—%	$257,653	$—
Warehouse line due March 2023	61,045	1,250,000	1.49%	642,823	1
Warehouse line due October 2022	—	1,500,000	—%	352,012	—
Warehouse line due October 2022	—	3,500,000	10.64%	356,412	—
Warehouse line due October 2022	—	500,000	—%	20,859	500
Warehouse line due October 2022	—	2,100,000	—%	464,045	64
Warehouse line due January 2023	700,000	1,000,000	1.29%	1,408,652	—
Warehouse line due November 2022	—	500,000	—%	326,272	—
Warehouse line due July 2022	—	900,000	—%	—	1,684
Total facilities with third parties	$761,045	$11,750,000	1.31%	$3,828,728	$2,249

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.34%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.19%	$—	$—

Total SC credit facilities	$4,761,045	$15,750,000	1.21%	$3,828,728	$2,249

	December 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2022	$942,845	$1,250,000	1.34%	$1,621,206	$1
Warehouse line due November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line due October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line due October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line due August 2022	—	500,000	1.50%	159,348	—
Warehouse line due January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line due July 2022	—	900,000	1.46%	—	1,684
Warehouse line due October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line due October 2022	441,143	3,500,000	3.45%	2,057,758	—
Repurchase facility due January 2021	167,967	167,967	1.64%	217,200	—
Total facilities with third parties	$4,159,955	$11,917,967	2.21%	$7,063,398	$2,886

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC credit facilities	$8,159,955	$15,917,967	1.72%	$7,063,398	$2,886

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between July 2022 and January 2029(1)	$22,039,067	$46,887,755	0.50% - 3.42%	$28,185,538	$1,958,958
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	5,152,530	8,761,563	1.28% - 3.90%	8,014,025	16,335
Total SC secured structured financings	$27,191,597	$55,649,318	0.50% - 3.90%	$36,199,563	$1,975,293
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations maturing on various dates between May 2022 and May 2028	$18,942,160	$44,775,735	0.60% - 3.42%	$25,022,577	$1,710,351
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027	7,235,241	10,747,563	1.28% - 3.90%	11,232,123	23,785
Total SC secured structured financings	$26,177,401	$55,523,298	0.60% - 3.90%	$36,254,700	$1,734,136

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of June 30, 2021 and December 31, 2020, SC had private issuances of notes backed by vehicle leases outstanding totaling $8.0 billion and $8.7 billion, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the three-month and six-month periods ended June 30, 2021, and 2020, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive (Loss)/Income
	Three-Month Period Ended June 30, 2021			March 31, 2021		June 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(3,121)	$(468)	$(3,589)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	142	(35)	107
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(2,979)	(503)	(3,482)	$15,491	$(3,482)	$12,009

Change in unrealized (losses) on investments in debt securities AFS	17,336	(4,297)	13,039
Reclassification adjustment for (gains) included in net income/(expense) on debt securities AFS (2)	(5,370)	1,331	(4,039)
Net unrealized gains on investments in debt securities AFS	11,966	(2,966)	9,000	(4,893)	9,000	4,107
Pension and post-retirement actuarial gain(3)	757	(196)	561	(28,197)	561	(27,636)

As of June 30, 2021	$9,744	$(3,665)	$6,079	$(17,599)	$6,079	$(11,520)

	Total Other Comprehensive (Loss)/Income			Total Accumulated Other Comprehensive Loss
	Three-Month Period Ended June 30, 2020			March 31, 2020		June 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$4,230	$3,014	$7,244
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	137	(33)	104
Net unrealized gains on cash flow hedge derivative financial instruments	4,367	2,981	7,348	$128,191	$7,348	$135,539
Change in unrealized gains on investment securities	4,716	(688)	4,028
Reclassification adjustment for net (gains) included in net income/(expense) on non-OTTI securities (2)	(22,516)	3,285	(19,231)
Net unrealized (losses) on investment securities AFS	(17,800)	2,597	(15,203)	183,443	(15,203)	168,240
Pension and post-retirement actuarial gain(3)	753	(193)	560	(44,653)	560	(44,093)
As of June 30, 2020	$(12,680)	$5,385	$(7,295)	$266,981	$(7,295)	$259,686

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total OCI/(Loss)			Total AOCI/(Loss)
	Six-Month Period Ended June 30, 2021			December 31, 2020		June 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(90,241)	$23,842	$(66,399)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	283	(41)	242
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(89,958)	23,801	(66,157)	$78,166	$(66,157)	$12,009

Change in unrealized gains/(losses) on investments in debt securities	(137,690)	35,812	(101,878)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(15,243)	3,965	(11,278)
Net unrealized gains/(losses) on investments in debt securities	(152,933)	39,777	(113,156)	117,263	(113,156)	4,107
Pension and post-retirement actuarial gain(3)	1,981	(483)	1,498	(29,134)	1,498	(27,636)
As of June 30, 2021	$(240,910)	$63,095	$(177,815)	$166,295	$(177,815)	$(11,520)
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
(3)    Included in the computation of net periodic pension costs.

	Total OCI/(Loss)			Total AOCI/(Loss)
	Six-Month Period Ended June 30, 2020			December 31, 2019		June 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$214,924	$(59,482)	$155,442
Reclassification adjustment for net loss/(gains) on cash flow hedge derivative financial instruments(1)	273	(62)	211
Net unrealized gains on cash flow hedge derivative financial instruments	215,197	(59,544)	155,653	$(20,114)	$155,653	$135,539

Change in unrealized gains/(losses) on investments in debt securities	282,702	(67,363)	215,339
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(31,795)	7,576	(24,219)
Net unrealized gains/(losses) on investment securities	250,907	(59,787)	191,120	(22,880)	191,120	168,240
Pension and post-retirement actuarial gain(3)	1,506	(386)	1,120	(45,213)	1,120	(44,093)
As of June 30, 2020	$467,610	$(119,717)	$347,893	$(88,207)	$347,893	$259,686
(1)- (3) Refer to the corresponding explanations in the table

NOTE 11. SECURITIES FINANCING AGREEMENTS

The Company may enter into Securities Financing Agreements primarily to deploy the Company’s excess cash and investment positions. Securities Financing Agreements are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amounts at which the securities will be subsequently sold or repurchased. These agreements are generally carried at the amount of cash collateral advanced or received plus accrued interest. Where appropriate under applicable accounting guidance, Securities Financing Agreements with the same counterparty are reported on a net basis. Refer to Note 1 for further discussion of the offsetting of assets and liabilities.

Securities transferred to counterparties under repurchase agreements and securities lending transactions continue to be recognized on the Condensed Consolidated Balance Sheets, are measured at fair value, and are included in Investment securities AFS on the Company’s Condensed Consolidated Balance Sheets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Condensed Consolidated Balance Sheets unless the counterparty defaults. The securities transferred under Securities Financing Agreements typically are U.S. Treasury and agency securities or residential agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. The Company may be exposed to counterparty risk, with such risk managed by performing assessments independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Securities purchased under agreements to resell	$552,826	$—
Deposits paid for securities borrowed	—	—
Total	$552,826	$—

The Company received $3.4 million in securities borrowed that are eligible to be re-pledged as collateral.

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	June 30, 2021	December 31, 2020
Securities loaned or sold under agreements to repurchase	$576,000	$—
Deposits received for securities loaned	—	—
Total	$576,000	$—

NOTE 11. SECURITIES FINANCING AGREEMENTS (continued)

Securities Financing Agreements are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. At June 30, 2021, there were no Securities Financing Agreement assets or liabilities which qualified for offset in the Condensed Consolidated Balance Sheets.

The following tables present the gross amounts of liabilities associated with Securities Financing Agreements by remaining contractual maturity:

	June 30, 2021
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$576,000	$—	$—	$—	$576,000
Total	$576,000	$—	$—	$—	$576,000

The following tables present the gross amounts of liabilities associated with Securities Financing Agreements by class of underlying collateral as of June 30, 2021:

(in thousands)	Repurchase agreements	Securities lending agreements	Total
U.S. Treasury and federal agency securities	$576,000	$—	$576,000
Total	$576,000	$—	$576,000

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

See Note 13 to these Condensed Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2021, derivatives in this category had a fair value of $0.5 million. The credit ratings of the Company and SBNA are currently considered investment grade. During the second quarter of 2021, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2021 and December 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $13.3 million and $9.9 million, respectively. The Company had $12.5 million and $3.9 million in cash and securities collateral posted to cover those positions as of June 30, 2021 and December 31, 2020, respectively.

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

Fair Value Hedges

During the second quarter of 2021, the Company began entering into derivatives to hedge the risk of changes in fair value of a portion of its LHFI portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in 2026.

NOTE 12. DERIVATIVES (continued)

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2021, the Company estimated that approximately $27.4 million of unrealized gains included in AOCI to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2021 and December 31, 2020 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2021
Fair value hedges:
Interest rate swaps	$24,300	$70	$—	0.05%	0.61%	4.59
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,150,000	$704	$52,065	0.11%	1.52%	1.66
Pay variable - receive fixed interest rate swaps	11,495,000	99,403	37,360	1.03%	0.09%	2.29
Interest rate floor	1,225,000	1,311	—	0.44%	—%	1.65
Total	$14,894,300	$101,488	$89,425	0.85%	0.29%	2.15

December 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,450,000	$124	$70,589	0.18%	1.50%	1.90
Pay variable - receive fixed interest rate swaps	8,745,000	150,206	182	1.16%	0.14%	2.12
Interest rate floor	3,525,000	27,507	—	1.28%	—%	1.10
Total	$14,720,000	$177,837	$70,771	1.03%	0.33%	1.84

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

NOTE 12. DERIVATIVES (continued)

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2021 and December 31, 2020 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Mortgage banking derivatives:
Forward commitments to sell loans	$373,221	$520,299	$—	$—	$122	$3,835
Interest rate lock commitments	194,823	262,471	5,515	13,202	—	—
Mortgage servicing	546,000	495,000	22,714	33,419	9,798	13,402
Total mortgage banking risk management	1,114,044	1,277,770	28,229	46,621	9,920	17,237

Customer-related derivatives:
Swaps receive fixed	15,450,128	15,350,026	593,445	901,509	45,245	8,778
Swaps pay fixed	15,820,153	15,749,590	58,474	14,644	576,086	874,260
Other	4,893,318	3,781,316	23,613	15,446	22,760	13,782
Total customer-related derivatives	36,163,599	34,880,932	675,532	931,599	644,091	896,820

Other derivative activities:
Foreign exchange contracts	5,284,175	4,258,869	61,825	52,530	56,225	62,616
Interest rate swap agreements	250,000	250,000	—	—	9,615	12,934
Interest rate cap agreements	8,640,189	10,199,134	16,867	4,617	—	—
Options for interest rate cap agreements	8,640,189	10,199,134	—	—	16,867	4,617
Other	121,446	240,083	467	5,886	2,013	7,031
Total	$60,213,642	$61,305,922	$782,920	$1,041,253	$738,731	$1,001,255

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2021 and 2020:

(in thousands)		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	Line Item	2021	2020	2021	2020

Fair value hedges:
Interest rate swaps	Net interest income	$70	$—	$70	$—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(7,651)	(7,497)	(15,308)	(8,321)
Pay variable receive-fixed interest rate swap	Interest income on loans	25,987	26,079	49,103	22,924
Interest rate floors	Interest income on loans	6,762	—	18,077	—
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(7,002)	7,741	3,713	(3,090)
Interest rate lock commitments	Miscellaneous income, net	(314)	1,395	(7,687)	13,392
Mortgage servicing	Miscellaneous income, net	4,388	2,727	(5,344)	32,113
Customer-related derivatives	Miscellaneous income, net	6,138	23,739	13,793	8,120
Foreign exchange	Miscellaneous income, net	832	1,783	6,194	12,805
Interest rate swaps, caps, and options	Miscellaneous income, net	(214)	(1,028)	30	(10,686)
Other	Miscellaneous income, net	(1,827)	(4,149)	(409)	(3,919)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $3.6 million and $66.4 million, net of tax, for the three-month and six-month periods ended June 30, 2021, respectively, and gains of $7.2 million and $155.4 million, net of tax, for the three-month and six-month periods ended June 30, 2020, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $0.1 million and $0.2 million, net of tax, for the three-month and six-month periods ended June 30, 2021, respectively, and losses of $0.1 million and $0.2 million, net of tax, for the three-month and six-month periods ended June 30, 2020, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (3)	Net Amount
June 30, 2021
Fair value hedges	$70	$—	$70		$70
Cash flow hedges	101,418	—	101,418	$704	100,714
Other derivative activities(1)	777,405	—	777,405	21,245	756,160
Total derivatives subject to a master netting arrangement or similar arrangement	878,893	—	878,893	21,949	856,944
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	5,515	—	5,515	45	5,470
Total Derivative Assets	$884,408	$—	$884,408	$21,994	$862,414

December 31, 2020
Cash flow hedges	$177,837	$—	$177,837	$85,065	$92,772
Other derivative activities(1)	1,028,051	—	1,028,051	7,771	1,020,280
Total derivatives subject to a master netting arrangement or similar arrangement	1,205,888	—	1,205,888	92,836	1,113,052
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	13,202	—	13,202	—	13,202
Total Derivative Assets	$1,219,090	$—	$1,219,090	$92,836	$1,126,254
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
June 30, 2021
Cash flow hedges	$89,425	$—	$89,425	$71,882	$17,543
Other derivative activities(1)	738,609	3,100	735,509	348,729	386,780
Total derivatives subject to a master netting arrangement or similar arrangement	828,034	3,100	824,934	420,611	404,323
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	122	—	122	—	122
Total Derivative Liabilities	$828,156	$3,100	$825,056	$420,611	$404,445

December 31, 2020
Cash flow hedges	$70,771	$—	$70,771	$70,589	$182
Other derivative activities(1)	997,420	3,517	993,903	584,971	408,932
Total derivatives subject to a master netting arrangement or similar arrangement	1,068,191	3,517	1,064,674	655,560	409,114
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,835	—	3,835	2,382	1,453
Total Derivative Liabilities	$1,072,026	$3,517	$1,068,509	$657,942	$410,567
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

NOTE 13. FAIR VALUE (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Financial assets:
U.S. Treasury securities	$—	$100,642	$—	$100,642	$—	$170,653	$—	$170,653
Corporate debt	—	246,542	—	246,542	—	155,715	—	155,715
ABS	—	419,171	50,063	469,234	—	58,945	50,393	109,338
MBS	—	10,785,694	—	10,785,694	—	10,877,783	—	10,877,783
Investment in debt securities AFS(2)	—	11,552,049	50,063	11,602,112	—	11,263,096	50,393	11,313,489
Other investments - trading securities	—	36,419	—	36,419	—	40,435	—	40,435
RICs HFI(3)	—	—	39,436	39,436	—	—	50,391	50,391
LHFS (1)(4)	—	196,582	—	196,582	—	265,428	—	265,428
MSRs	—	—	79,730	79,730	—	—	77,545	77,545
Other assets - derivatives (2)	—	878,794	5,614	884,408	—	1,205,690	13,400	1,219,090
Total financial assets (5)	$—	$12,663,844	$174,843	$12,838,687	$—	$12,774,649	$191,729	$12,966,378
Financial liabilities:
Other liabilities - derivatives (2)	—	826,212	1,944	828,156	—	1,068,074	3,952	1,072,026
Total financial liabilities	$—	$826,212	$1,944	$828,156	$—	$1,068,074	$3,952	$1,072,026
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(3) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(4) Residential mortgage loans.
(5) Approximately $174.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.4% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

NOTE 13. FAIR VALUE (continued)

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

NOTE 13. FAIR VALUE (continued)

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.8 million and $7.3 million, respectively, at June 30, 2021.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.4 million and $4.6 million, respectively, at June 30, 2021.

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

NOTE 13. FAIR VALUE (continued)

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2021 and 2020, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended June 30, 2021					Three-Month Period Ended June 30, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,237	$44,568	$86,653	$4,269	$185,727	$62,827	$87,384	$97,697	$4,897	$252,805
Losses in OCI	(175)	—	—	—	(175)	(88)	—	—	—	(88)
Gains/(losses) in earnings	—	—	(4,925)	(798)	(5,723)	—	4,059	(3,341)	4,990	5,708
Additions/Issuances	—	—	4,015	—	4,015	—	—	2,521	—	2,521
Settlements(1)	1	(5,132)	(6,013)	—	(11,144)	(12,075)	(18,581)	(8,203)	83	(38,776)
Balances, end of period	$50,063	$39,436	$79,730	$3,471	$172,700	$50,664	$72,862	$88,674	$9,970	$222,170
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(4,925)	$(484)	$(5,409)	$—	$4,059	$(3,341)	$3,596	$4,314

	Six-Month Period Ended June 30, 2021					Six-Month Period Ended June 30, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,393	$50,391	$77,545	$9,448	$187,777	$63,235	$84,334	$130,855	$255	$278,679
Losses in OCI	(331)	—	—	—	(331)	(319)	—	—	—	(319)
Gains/(losses) in earnings	—	—	8,653	(5,977)	2,676	—	6,950	(35,623)	9,550	(19,123)
Additions/Issuances	—	—	7,626	—	7,626	—	2,512	6,423	—	8,935
Transfer from level 2(3)	—	—	—	—	—	—	17,634	—	—	17,634
Settlements(1)	1	(10,955)	(14,094)	—	(25,048)	(12,252)	(38,568)	(12,981)	165	(63,636)
Balances, end of period	$50,063	$39,436	$79,730	$3,471	$172,700	$50,664	$72,862	$88,674	$9,970	$222,170
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$8,653	$1,710	$10,363	$—	$6,950	$(35,623)	$(3,843)	$(32,516)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2) The Company transferred RICs from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs. There were no other transfers into or out of Level 3 during the three-month and six-month periods ended June 30, 2021 or 2020.

NOTE 13. FAIR VALUE (continued)

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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired commercial LHFI	$—	$20,262	$791	$21,053	$—	$32,609	$11,925	$44,534
Foreclosed assets	—	3,413	—	3,413	—	8,232	23,528	31,760
Vehicle inventory	—	306,324	—	306,324	—	313,754	—	313,754
LHFS(1)	—	—	489,909	489,909	—	—	1,960,768	1,960,768
Auto loans impaired due to bankruptcy	—	194,731	—	194,731	—	191,785	—	191,785
(1)    These amounts include zero and $0.9 billion of personal LHFS that were impaired as of June 30, 2021 and December 31, 2020, respectively. On March 16, 2021 the Company sold the personal lending portfolio. Refer to Note 1 for more information.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $16.1 million and $33.2 million at June 30, 2021 and December 31, 2020, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 13. FAIR VALUE (continued)

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	Statement of Operations Location	2021	2020	2021	2020
Impaired LHFI	Credit loss expense	$(25,771)	$2,461	$(32,354)	$6,153
Foreclosed assets	Miscellaneous income, net (1)	(263)	(1,171)	(321)	(3,121)
LHFS	Miscellaneous income	—	(268,364)	—	(331,302)
Auto loans impaired due to bankruptcy	Credit loss expense	—	4,953	—	—
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at June 30, 2021 and December 31, 2020, respectively:

(dollars in thousands)	Fair Value at June 30, 2021 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
ABS
Financing bonds	$50,063	DCF	Discount rate (1)	0.93%
RICs HFS	391,209	DCF	Discount rate	1.00% - 2.00% (2.00%)
			Default rate	4.00% - 10.00% (6.00%)
			Prepayment rate	15.00% - 20.00% (17.00%)
			Loss severity rate	50.00% - 55.00% (52.00%)
MSRs	79,730	DCF	CPR (2)	[0.00% - 59.72%] (14.13%)
			Discount rate (3)	9.36%
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
(4) Excluded insignificant level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

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
(1), (2), (3) - See corresponding footnotes to the June 30, 2021 Level 3 significant inputs table above.
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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2021					December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,541,091	$16,541,091	$16,541,091	$—	$—	$12,621,281	$12,621,281	$12,621,281	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements(3)	552,826	579,350	—	579,350	—	—	—	—	—	—
Investments in debt securities AFS	11,581,289	11,602,112	—	11,552,049	50,063	11,313,489	11,313,489	—	11,263,096	50,393
Investments in debt securities HTM	6,662,308	6,712,989	—	6,712,989	—	5,504,685	5,677,929	—	5,677,929	—
Other investments (2)	786,419	788,589	—	788,589	—	790,435	801,056	—	801,056	—
LHFI, net	86,241,200	89,777,450	—	20,262	89,757,188	84,794,689	89,395,086	—	32,609	89,362,477
LHFS	686,491	686,491	—	286,327	400,164	2,226,196	2,226,196	—	265,428	1,960,768
Restricted cash	6,029,951	6,029,951	6,029,951	—	—	5,303,460	5,303,460	5,303,460	—	—
MSRs	79,730	79,730	—	—	79,730	77,545	77,545	—	—	77,545
Derivatives	884,408	884,408	—	878,794	5,614	1,219,090	1,219,090	—	1,205,690	13,400

Financial liabilities:
Deposits (1)	2,847,404	2,856,898	—	2,856,898	—	3,897,056	3,920,096	—	3,920,096	—
Federal funds purchased and securities loaned or sold under repurchase agreements(3)	576,000	579,350	—	579,350	—	—	—	—	—	—
Borrowings and other debt obligations	42,940,006	43,969,174	—	33,616,026	10,353,148	46,359,467	47,081,852	—	30,538,951	16,542,901
Derivatives	828,156	828,156	—	826,212	1,944	1,072,026	1,072,026	—	1,068,074	3,952
(1) This line item excludes deposit liabilities with no defined or contractual maturities in accordance with ASU 2016-01.
(2) This line item includes CDs with a maturity greater than 90 days and investments in trading securities.
(3) Represents the fair value of the underlying collateral.

NOTE 13. FAIR VALUE (continued)

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

NOTE 13. FAIR VALUE (continued)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At June 30, 2021 and December 31, 2020, the balance of these loans serviced for others accounted for at fair value was $11.2 billion and $12.5 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$196,582	$190,640	$5,942	$265,428	$250,822	$14,606
RICs HFI	39,436	39,571	(135)	50,391	50,624	(233)
Nonaccrual loans	435	450	(15)	1,474	2,178	(704)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Non-interest income:
Consumer and commercial fees	$106,926	$108,826	$226,145	$233,074
Lease income	732,892	755,006	1,505,784	1,526,666
Miscellaneous income, net
Mortgage banking income, net	675	17,038	21,413	33,127
BOLI	15,387	13,815	30,933	28,909
Capital market revenue	60,146	84,184	141,935	122,468
Net gain on sale of operating leases	178,544	23,145	286,807	50,096
Asset and wealth management fees	58,744	50,941	117,471	103,592
Gain / (loss) on sale of non-mortgage loans	14,831	(122,533)	(23,185)	(184,640)
Other miscellaneous income / (loss), net	8,772	(166,620)	44,236	(131,609)
Net gain on sale of investment securities	5,370	22,516	15,243	31,795
Total Non-interest income	$1,182,287	$786,318	$2,366,782	$1,813,478
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$43,505	$41,825	$86,540	$99,029
Commission and trailer fees(2)	53,525	45,552	108,064	97,264
Interchange income, net(2)	18,253	15,599	34,762	31,919
Underwriting service fees(2)	35,846	49,200	94,919	75,407
Asset and wealth management fees(2)	31,507	26,271	63,749	69,291
Other revenue from contracts with customers(2)	8,953	15,504	21,033	38,592
Total in-scope of revenue from contracts with customers	191,589	193,951	409,067	411,502
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	47,386	59,027	109,335	113,388
Lease income	732,892	755,006	1,505,784	1,526,666
Other miscellaneous income / (loss), net (3)	205,050	(244,182)	327,353	(269,873)
Net gain/(loss) on sale of investment securities	5,370	22,516	15,243	31,795
Total out-of-scope of revenue from contracts with customers	990,698	592,367	1,957,715	1,401,976
Total non-interest income	$1,182,287	$786,318	$2,366,782	$1,813,478
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(in thousands)	2021	2020	2021	2020
Other expenses:
Amortization of intangibles	$10,746	$14,744	$22,033	$29,487
Deposit insurance premiums and other expenses	9,648	13,766	18,969	26,320
Loss on debt extinguishment	—	890	—	1,026
Other administrative expenses	82,466	111,655	155,442	199,485
Other miscellaneous expenses	5,637	8,327	16,475	21,409
Total Other expenses	$108,497	$149,382	$212,919	$277,727

NOTE 15. INCOME TAXES

An income tax expense of $371.6 million and a benefit of $186.2 million were recorded for the three-month periods ended June 30, 2021 and 2020, respectively. An income tax expense of $658.5 million and a benefit of $219.5 million were recorded for the six-month periods ended June 30, 2021 and 2020, respectively. This resulted in an ETR of 24.2% and 8.9% for the three-month periods ended June 30, 2021 and 2020, respectively, and 24.2% and 9.8% for the six-month periods ended June 30, 2021 and 2020, respectively. The increase in the ETR for the three-month and six-month periods ended June 30, 2021, compared to the three-month and six-month periods ended June 30, 2020, was primarily the result of expected pre-tax income for 2021, compared to a pre-tax loss in 2020, and the impairment of goodwill in 2020 that was non-deductible for tax purposes.

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

The Company had a net deferred tax liability balance of $529.8 million at June 30, 2021 (consisting of a deferred tax asset balance of $3.7 million and a deferred tax liability balance of $533.5 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $358.6 million increase in net deferred liability for the six-month period ended June 30, 2021 was primarily due to the impact of depreciation from leasing transactions and a decrease in net operating loss carryforwards.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$28,113,863	$30,883,502
Letters of credit	1,361,595	1,432,764
Commitments to sell loans	30,401	49,791
Recourse exposure on sold loans	23,434	26,362
Total commitments	$29,529,293	$32,392,419

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

Included within the reported balances for Commitments to extend credit at June 30, 2021 and December 31, 2020 are $3.5 billion and $5.4 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2021 was 14.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2021 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2021. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2021 and December 31, 2020, the liability related to unfunded lending commitments was $124.3 million and $146.5 million, respectively.

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

Securities Borrowed and Lending Subject to Repurchase or Resale Agreements

In the second quarter of 2021, the Company began entering into Securities Financing Agreements primarily to deploy the Company’s excess cash and investments. Refer to Note 11 to these Condensed Consolidated Financial Statements for further discussion of the Company's commitments in connection with those agreements.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2021 and December 31, 2020, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2021	December 31, 2020
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$102,191	$43,778
Agreement with Bank of America	Servicer performance fee	(154)	1,200
Agreement with CBP	Loss-sharing payments	(6)	181
Other contingencies	Consumer arrangements	28,408	22,155

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

During the first quarter in 2021, SC completed the sale of the Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem.

As of December 31, 2020, the total unused credit available to customers was $2.7 billion. In 2021, SC purchased $0.3 billion of receivables out of the $2.7 billion unused credit available to customers as of December 31, 2020. In 2020, SC purchased $1.2 billion of receivables out of the $3.0 billion unused credit available to customers as of December 31, 2019. In addition, SC purchased $24.9 million and $78.8 million of receivables related to newly-opened customer accounts during the six-month periods ended June 30, 2021 and 2020, respectively.

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RICs sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2021 and December 31, 2020 not subject to a market price check was $6.2 million and $15.3 million.

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

As of June 30, 2021 and December 31, 2020, the Company accrued aggregate legal and regulatory liabilities of approximately $52.0 million and $109.5 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $14.7 million as of June 30, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SBNA Matters

Mortgage Escrow Interest Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that SBNA is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and SBNA has filed a motion to dismiss. On July 12, 2021, plaintiffs filed a motion seeking preliminary approval of a settlement with SBNA pursuant to which SBNA will pay a total of $2 million to resolve the litigation.
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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Shareholder Derivative Lawsuit

Seattle City Employees Retirement System V. Santander Holdings USA, Inc., et al: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing SC to engage in share repurchases for the purpose of increasing SHUSA’s ownership of SC above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of SC’s shareholders. The defendants filed an answer to the complaint.

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

Currently, such matters include, but are not limited to, the following:

Mississippi Attorney General Lawsuit: In January 2017, Mississippi Attorney General filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. In July 2021, SC and the state of Mississippi entered into a settlement agreement resolving this matter for a monetary payment of $3.7 million to the state of Mississippi.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of June 30, 2021, SSLLC had received 773 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 47 arbitration cases pending as of June 30, 2021. The Company has experienced a decrease in the volume of claims since September 30, 2019 and does not expect to see a significant increase in claims in future periods.

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

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. On September 16, 2020, the defendants moved to dismiss the complaint. On June 2, 2021, the court denied the defendants’ motion to dismiss. Defendants are seeking to appeal the decision..

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

On November 27, 2020, bond insurer Financial Guaranty Insurance Company filed suit in Puerto Rico state court against twelve Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Financial Guaranty Insurance Company relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $447 million. On February 1, 2021, the defendants moved to dismiss the complaint. On July 9, 2021, the court granted the defendants’ motion to dismiss.

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

SC had a MSPA with Santander, whereby it has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. For the three-month and six-month periods ended June 30, 2021, servicing fee income of $2.4 million and $5.3 million, respectively, was recognized in the Condensed Consolidated Statements of Operations compared to $5.2 million and $11.2 million for the three-month and six-month periods ended June 30, 2020, respectively. SC had $6.0 million and $6.2 million of collections due to Santander as of June 30, 2021 and December 31, 2020, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Stellantis N. dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. For the three-month and six-month periods ended June 30, 2021, SC facilitated the purchase of RICs of $2.6 billion and $4.5 billion, respectively. For the three-month and six-month periods ended June 30, 2020, SC facilitated the purchase of RICs of $1.7 billion and $2.8 billion, respectively. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Banco Santander (Brasil) S.A. had deposits with the Bank of $2.6 billion and $2.0 billion as of June 30, 2021 and December 31, 2020, respectively. Banco Santander-Chile had deposits with the Bank of $1.2 billion and $0.8 billion as of June 30, 2021 and December 31, 2020, respectively. Banco Santander Rio S.A. had deposits with the Bank of $105.0 million and zero as of June 30, 2021 and December 31, 2020, respectively. These transactions do not eliminate in the consolidation of SHUSA.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2021	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$367,195	$71,842	$91,360	$30,244	$(54,760)	$1,020,062	$315	$5,577	$1,531,835
Non-interest income	71,481	19,040	15,415	53,911	98,168	941,170	—	(16,898)	1,182,287
Provision for/(release of) credit losses	(17,437)	(20,721)	(866)	(13,633)	(874)	(263,751)	—	—	(317,282)
Total expenses	373,470	63,897	37,131	63,272	123,579	834,361	5,875	(8,703)	1,492,882
Income/(loss) before income taxes	82,643	47,706	70,510	34,516	(79,297)	1,390,622	(5,560)	(2,618)	1,538,522
Intersegment revenue/(expense)	(214)	3,568	409	(3,762)	(1)	—	—	—	—

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Year-to-Date Ended	SHUSA Reportable Segments
June 30, 2021	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$719,703	$145,061	$187,962	$57,656	$(98,461)	$2,129,029	$73	$10,144	$3,151,167
Non-interest income	147,791	35,717	21,010	131,275	214,116	1,845,282	—	(28,409)	2,366,782
Credit loss expense / (Recovery of) credit loss expense	(36,592)	(52,062)	920	(22,327)	(3,613)	(127,542)	—	—	(241,216)
Total expenses	741,921	127,563	72,678	130,969	234,462	1,735,119	13,060	(14,462)	3,041,310
Income/(loss) before income taxes	162,165	105,277	135,374	80,289	(115,194)	2,366,734	(12,987)	(3,803)	2,717,855
Intersegment revenue/(expense)	(471)	6,225	1,122	(6,875)	(1)	—	—	—	—
Total assets	23,223,301	7,477,639	19,841,903	11,788,209	44,608,657	48,245,934	—	—	155,185,643
(1) Other includes the results of the entities transferred to the IHC, with the exception of SIS, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.
(2) Management of SHUSA manages SC by analyzing the historical results of SC, which are presented in this column.
(3) SC Purchase Price Adjustments represents the impact that SC purchase marks had on the results of SC included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.
(4) Includes results and assets of SIS.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2020	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$337,310	$91,544	$91,366	$33,435	$(1,904)	$984,745	$(201)	$2,495	$1,538,790
Non-interest income	68,629	15,016	(320)	90,374	(46,659)	667,242	3,168	(11,132)	786,318
Provision for/(release of) credit losses	178,601	44,822	16,987	15,314	(140,473)	861,896	226	—	977,373
Total expenses	1,933,865	356,261	35,116	62,965	118,583	919,626	9,804	(6,530)	3,429,690
Income/(loss) before income taxes	(1,706,527)	(294,523)	38,943	45,530	(26,673)	(129,535)	(7,063)	(2,107)	(2,081,955)
Intersegment revenue/(expense)	(132)	3,055	1,019	(3,941)	(1)	—	—	—	—

For the Year-to-Date Ended	SHUSA Reportable Segments
June 30, 2020	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$669,117	$167,677	$192,107	$67,517	$26,060	$1,996,152	$(423)	$6,559	$3,124,766
Non-interest income	148,877	32,104	4,365	140,509	66,167	1,441,074	5,021	(24,639)	1,813,478
Credit loss expense / (Recovery of) credit loss expense	331,608	92,054	66,837	33,455	(131,186)	1,769,783	432	—	2,162,983
Total expenses	2,300,911	424,984	70,235	126,199	280,318	1,803,423	19,593	(12,172)	5,013,491
Income/(loss) before income taxes	(1,814,525)	(317,257)	59,400	48,372	(56,905)	(135,980)	(15,427)	(5,908)	(2,238,230)
Intersegment revenue/(expense)	(392)	6,297	2,753	(8,658)	—	—	—	—	—
Total assets	22,650,349	8,529,379	20,252,082	12,419,110	41,234,172	47,268,695	—	—	152,353,787
Intersegment revenue/(expense)
(1)- (4) Refer to corresponding notes above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and SBNA's main office is in Wilmington, Delaware. SSLLC and SIS and another SHUSA subsidiary, SAM, are registered investment advisers with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of June 30, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC." Refer to Note 1 of the Condensed Consolidated Financial Statements for additional information on SHUSA's proposal to acquire the remainder of SC's outstanding shares.

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

SC is a specialized consumer finance company focused on vehicle finance and third-party servicing and delivering service to dealers and customers across the full credit spectrum. SC's primary business is the indirect origination and servicing of RICs and auto leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. Additionally, SC sells consumer RICs through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer RICs. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States Further information about SC’s business is provided below in the “CCAP” section.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CCAP continues to be a focal point of SC's strategy. Since May 2013, the MPLFA with Stellantis N.V., the Company has operated as Stellantis N.V.'s preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis N.V. customers and dealers under the CCAP brand. The Company's average penetration rate under the MPLFA for the six-month period ended June 30, 2021 was 34%, a decrease from 37% for the six-month period ended December 31, 2020.

SC has dedicated financing facilities in place for its CCAP business and has worked strategically and collaboratively with Stellantis N.V. to continue to strengthen its relationship and create value within the CCAP program. During the six-month period ended June 30, 2021, SC originated $8.3 billion in CCAP loans, which represented 56% of the UPB of its total RIC originations, as well as $4.2 billion in CCAP leases. Additionally, all of the leases originated by SC during six-month period ended June 30, 2021 were under the MPLFA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at June 30, 2021 was 5.9% compared to 6.0% at March 31, 2021 and 11.1% one year ago, which represented an improvement off the April 2020 peak of unemployment associated with the COVID-19 outbreak. According to the U.S. Bureau of Labor Statistics, the improvement from March 2021 reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices at June 30, 2021 were:

June 30, 2021
Dow Jones Industrial Average	12.7%
S&P 500	14.4%
NASDAQ Composite	12.5%

In light of the effects the COVID-19 pandemic continues to have on economic activity, at its June 2021 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range at 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at June 30, 2021 was 1.44%, up from 0.92% at December 31, 2020. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer rating:

	SANTANDER (1)	SHUSA	SBNA (2)	Overall Outlook
Fitch	A	BBB+	BBB+	Stable
Moody's	A2	Baa3	Baa1	Stable
S&P	A	BBB+	A-	Stable
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

COVID-19 Summary

In March 2020, the novel strain of coronavirus, or COVID-19, had materially impacted our business. Similar to many other financial institutions, we took measures to mitigate our customers’ COVID-19-related economic challenges. We experienced an increase in requests for extensions and modifications related to COVID-19 nationwide and a significant number of such extensions and modifications have been granted as detailed in the section of this MD&A captioned "TDRs". The Bank also joined other U.S. banks in providing overdrawn customers full access to their EIPs by providing a temporary credit in the amount of their overdrawn balance as of the end of the day prior to receipt of their EIP (up to a limit of $5,000) for each of the three rounds of EIP.

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

In response to COVID-19, from June 2020 through June 30, 2021 the Federal Reserve implemented the Interim Policy which restricted capital distributions to various measures of prior earnings.

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

On March 25, 2021, the Federal Reserve announced that the temporary restrictions imposed by the Interim Policy would end June 30, 2021. Beginning July 1, 2021 firms are subject to the SCB capital rules. SHUSA’s 2020 SCB was 2.5% equating to a 7% minimum limit under the SCB rules.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2021, SBNA met the criteria to be classified as “well-capitalized.”

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be impacted by the cessation of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of June 30, 2021, the Company had approximately $22 billion of loans and approximately $7 billion of borrowings with LIBOR exposure. We also had approximately $69 billion in notional amounts of derivative contracts with LIBOR exposure.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020
	2021 (1)			2020 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS(3)	$30,779,243	$58,076	0.75%	$28,429,283	$88,527	1.25%	$(30,451)	$7,932	$(38,383)
LOANS(4):
Commercial loans	31,409,228	244,313	3.11%	34,420,465	293,222	3.41%	(48,909)	(24,386)	(24,523)
Multifamily	7,986,605	65,754	3.29%	8,455,070	72,686	3.44%	(6,932)	(3,879)	(3,053)
Total commercial loans	39,395,833	310,067	3.15%	42,875,535	365,908	3.41%	(55,841)	(28,265)	(27,576)
Consumer loans:
Residential mortgages	6,275,860	49,367	3.15%	8,669,723	80,253	3.70%	(30,886)	(20,076)	(10,810)
Home equity loans and lines of credit	3,839,731	28,315	2.95%	4,542,745	36,984	3.26%	(8,669)	(5,370)	(3,299)
Total consumer loans secured by real estate	10,115,591	77,682	3.07%	13,212,468	117,237	3.55%	(39,555)	(25,446)	(14,109)
RICs and auto loans	42,154,262	1,339,797	12.71%	37,974,160	1,251,951	13.19%	87,846	131,233	(43,387)
Personal unsecured	955,937	25,748	10.77%	2,411,976	139,204	23.09%	(113,456)	(60,222)	(53,234)
Other consumer(5)	189,414	3,558	7.51%	282,811	4,962	7.02%	(1,404)	(1,780)	376
Total consumer	53,415,204	1,446,785	10.83%	53,881,415	1,513,354	11.23%	(66,569)	43,785	(110,354)
Total loans	92,811,037	1,756,852	7.57%	96,756,950	1,879,262	7.77%	(122,410)	15,520	(137,930)
Intercompany investments	—	—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	123,590,280	1,814,928	5.87%	125,186,233	1,967,789	6.29%	(152,861)	23,452	(176,313)
Allowance for loan losses (6)	(7,134,776)			(6,620,331)
Other assets(7)	33,333,043			35,573,456
TOTAL ASSETS	$149,788,547			$154,139,358
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,479,038	$1,496	0.05%	$11,810,121	$2,820	0.10%	$(1,324)	$169	$(1,493)
Savings	5,433,275	524	0.04%	6,103,704	2,429	0.16%	(1,905)	(243)	(1,662)
Money market	34,546,669	14,039	0.16%	29,272,445	38,233	0.52%	(24,194)	8,511	(32,705)
CDs	3,056,179	5,927	0.78%	6,593,071	25,640	1.56%	(19,713)	(10,203)	(9,510)
TOTAL INTEREST-BEARING DEPOSITS	55,515,161	21,986	0.16%	53,779,341	69,122	0.51%	(47,136)	(1,766)	(45,370)
BORROWED FUNDS:
FHLB advances, federal funds purchased, and repurchase agreements	1,207,618	1,368	0.45%	7,142,297	23,333	1.31%	(21,965)	(12,270)	(9,695)
Other borrowings	42,720,806	259,739	2.43%	44,848,829	336,544	3.00%	(76,805)	(15,346)	(61,459)
TOTAL BORROWED FUNDS (8)	43,928,424	261,107	2.38%	51,991,126	359,877	2.77%	(98,770)	(27,616)	(71,154)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	99,443,585	283,093	1.14%	105,770,467	428,999	1.62%	(145,906)	(29,382)	(116,524)
Noninterest bearing demand deposits	20,179,520			18,309,976
Other liabilities(9)	7,438,125			7,600,050
TOTAL LIABILITIES	127,061,230			131,680,493
STOCKHOLDER’S EQUITY	22,727,317			22,458,865
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$149,788,547			$154,139,358

NET INTEREST SPREAD (10)			4.73%			4.67%
NET INTEREST MARGIN (11)			4.96%			4.92%
NET INTEREST INCOME (12)		$1,531,835			$1,538,790

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	SIX-MONTH PERIODS ENDED JUNE 30, 2021 AND 2020
	2021 (1)			2020 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$29,576,921	$117,272	0.79%	$27,162,206	$220,754	1.63%	$(103,482)	$21,576	$(125,058)
LOANS(4):
Commercial loans	31,385,059	487,766	3.11%	33,488,826	609,168	3.64%	(121,402)	(36,591)	(84,811)
Multifamily	8,094,772	136,651	3.38%	8,493,807	155,893	3.67%	(19,242)	(7,175)	(12,067)
Total commercial loans	39,479,831	624,417	3.16%	41,982,633	765,061	3.64%	(140,644)	(43,766)	(96,878)
Consumer loans:
Residential mortgages	6,510,326	101,284	3.11%	8,806,806	166,386	3.78%	(65,102)	(38,755)	(26,347)
Home equity loans and lines of credit	3,926,178	60,571	3.09%	4,597,439	87,698	3.82%	(27,127)	(11,749)	(15,378)
Total consumer loans secured by real estate	10,436,504	161,855	3.10%	13,404,245	254,084	3.79%	(92,229)	(50,504)	(41,725)
RICs and auto loans	41,723,321	2,661,689	12.76%	37,382,043	2,524,460	13.51%	137,229	262,903	(125,674)
Personal unsecured	1,304,724	167,638	25.70%	2,329,078	303,040	26.02%	(135,402)	(131,719)	(3,683)
Other consumer(5)	201,098	6,964	6.93%	293,972	10,365	7.05%	(3,401)	(3,227)	(174)
Total consumer	53,665,647	2,998,146	11.17%	53,409,338	3,091,949	11.58%	(93,803)	77,453	(171,256)
Total loans	93,145,478	3,622,563	7.78%	95,391,971	3,857,010	8.09%	(234,447)	33,687	(268,134)
Intercompany investments		—	—%	—	—	—%	—	—	—
TOTAL EARNING ASSETS	122,722,399	3,739,835	6.09%	122,554,177	4,077,764	6.65%	(337,929)	55,263	(393,192)
Allowance for loan losses(6)	(7,225,153)			(6,324,985)
Other assets(7)	33,271,699			34,877,861
TOTAL ASSETS	$148,768,945			$151,107,053
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,118,987	$2,904	0.05%	$11,351,363	$19,915	0.35%	$(17,011)	$1,458	$(18,469)
Savings	5,217,059	1,007	0.04%	5,868,215	5,359	0.18%	(4,352)	(544)	(3,808)
Money market	34,248,835	31,939	0.19%	28,208,387	110,301	0.78%	(78,362)	30,945	(109,307)
CDs	3,315,076	15,922	0.96%	7,569,060	62,160	1.64%	(46,238)	(26,610)	(19,628)
TOTAL INTEREST-BEARING DEPOSITS	54,899,957	51,772	0.19%	52,997,025	197,735	0.75%	(145,963)	5,249	(151,212)
BORROWED FUNDS:
FHLB advances, federal funds purchased, and repurchase agreements	1,125,642	3,024	0.54%	6,963,137	58,185	1.67%	(55,161)	(30,526)	(24,635)
Other borrowings	43,531,609	533,872	2.45%	44,508,110	697,078	3.13%	(163,206)	(14,966)	(148,240)
TOTAL BORROWED FUNDS (8)	44,657,251	536,896	2.40%	51,471,247	755,263	2.93%	(218,367)	(45,492)	(172,875)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	99,557,208	588,668	1.18%	104,468,272	952,998	1.82%	(364,330)	(40,243)	(324,087)
Noninterest bearing demand deposits	19,635,303			16,714,359
Other liabilities(9)	7,407,399			7,220,157
TOTAL LIABILITIES	126,599,910			128,402,788
STOCKHOLDER’S EQUITY	22,169,035			22,704,265
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$148,768,945			$151,107,053

NET INTEREST SPREAD (10)			4.91%			4.83%
NET INTEREST MARGIN (11)			5.14%			5.10%
NET INTEREST INCOME (12)		$3,151,167			$3,124,766
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.
(3)Includes Federal funds sold and securities purchased under resale agreements or similar arrangements
(4)Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.
(5)Other consumer primarily includes RV and marine loans.
(6)Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.
(7)Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 6 to the Condensed Consolidated Financial Statements for further discussion.
(8)Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.
(9)Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(10)Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(11)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
(12)Intercompany investment income is eliminated from this line item.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net interest income decreased $7.0 million and increased $26.4 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to 2020. The most significant factors contributing to the six-month change were as follows:

•Interest income on investment securities and interest-earning deposits decreased $103.5 million for the six-month period ended June 30, 2021 compared to 2020, attributable to an increase in average balances of $21.6 million and a decrease in average rates of $125.1 million. The decrease in rate was attributable Federal Reserve actions in response to the COVID-19 pandemic.
•Interest income on loans decreased $234.4 million for the six-month period ended June 30, 2021 compared to 2020, attributable to an increase in average loan balances of $33.7 million and a decrease in average rates of $268.1 million. This was the result of a lower overall interest rate environment offset by continued growth in RIC volume.
•Interest expense on deposits and related customer accounts decreased $146.0 million for the six-month period ended June 30, 2021 compared to 2020, attributable to an increase in average interest-bearing deposit balances of $5.2 million and a decrease in average rates of $151.2 million. This was the result of lower deposit rates from the Federal Reserve setting overnight rates at zero in response to the economic uncertainty from COVID-19. The increased balances are a result of stimulus programs.
•Interest expense on borrowed funds decreased $218.4 million for the six-month period ended June 30, 2021 compared to 2020, attributable to a decrease in average interest-bearing borrowings balances of $45.5 million and a decrease in average rates of $172.9 million. This was the result of an overall lower interest rate environment and a higher deposit base.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had a Credit loss (benefit) of $(317.3) million and $(241.2) million for the three-month and six-month periods ended June 30, 2021, respectively, compared to Credit loss expense $977.4 million and $2.2 billion for the comparative periods in 2020. The change year-over-year was primarily driven by additional reserves to address credit risk associated with the COVID-19 outbreak and associated economic recession during the first quarter of 2020.

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$72,983	$78,145	$156,675	$166,715	$(5,162)	(6.6)%	$(10,040)	(6.0)%
Commercial fees	33,943	30,681	69,470	66,359	3,262	10.6%	3,111	4.7%
Lease income	732,892	755,006	1,505,784	1,526,666	(22,114)	(2.9)%	(20,882)	(1.4)%
Miscellaneous income, net	337,099	(100,030)	619,610	21,943	437,129	437.0%	597,667	2,723.7%
Net gains recognized in earnings	5,370	22,516	15,243	31,795	(17,146)	(76.2)%	(16,552)	(52.1)%
Total non-interest income	$1,182,287	$786,318	$2,366,782	$1,813,478	$395,969	50.4%	$553,304	30.5%

Total non-interest income increased $396.0 million and $553.3 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding periods in 2020. The increases for the three-month and six-month periods ended June 30, 2021 were primarily due to an increase in miscellaneous income, net discussed further below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$675	$17,038	$21,413	$33,127	$(16,363)	(96.0)%	$(11,714)	(35.4)%
BOLI	15,387	13,815	30,933	28,909	1,572	11.4%	2,024	7.0%
Capital market revenue	60,146	84,184	141,935	122,468	(24,038)	(28.6)%	19,467	15.9%
Net gain on sale of operating leases	178,544	23,145	286,807	50,096	155,399	671.4%	236,711	472.5%
Asset and wealth management fees	58,744	50,941	117,471	103,592	7,803	15.3%	13,879	13.4%
Loss on sale of non-mortgage loans	14,831	(122,533)	(23,185)	(184,640)	137,364	112.1%	161,455	87.4%
Other miscellaneous income / (loss), net	8,772	(166,620)	44,236	(131,609)	175,392	105.3%	175,845	133.6%
Total miscellaneous income	$337,099	$(100,030)	$619,610	$21,943	$437,129	437.0%	$597,667	2,723.7%

Miscellaneous income increased $437.1 million and $597.7 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding period in 2020. This increase was primarily related to:

•Gain on sale of operating leases increased for the three-month and six-month periods ended June 30, 2021 compared to 2020, driven by an increase in liquidated units.
•Loss on sale of non-mortgage loans decreased for the three-month and six-month periods ended June 30, 2021 compared to 2020.
•Other miscellaneous income / (loss), net increased for the three-month and six-month periods ended June 30, 2021, compared to the comparative periods in 2020, primarily due to $268.4 million and $331.3 million in market value adjustments which netted down prior year income related to the Bluestem portfolio which was sold in Q1 2021.
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$488,201	$440,521	$953,459	$929,794	$47,680	10.8%	$23,665	2.5%
Occupancy and equipment expenses	168,415	164,875	340,491	311,786	3,540	2.1%	28,705	9.2%
Technology, outside services, and marketing expense	139,618	126,991	274,370	261,981	12,627	9.9%	12,389	4.7%
Loan expense	70,505	58,423	182,086	152,344	12,082	20.7%	29,742	19.5%
Lease expense	517,646	641,270	1,077,985	1,231,631	(123,624)	(19.3)%	(153,646)	(12.5)%
Impairment of goodwill	—	1,848,228	—	1,848,228	(1,848,228)	(100.0)%	(1,848,228)	(100.0)%
Other expenses	108,497	149,382	212,919	277,727	(40,885)	(27.4)%	(64,808)	(23.3)%
Total general, administrative and other expenses	$1,492,882	$3,429,690	$3,041,310	$5,013,491	$(1,936,808)	(56.5)%	$(1,972,181)	(39.3)%

Total general, administrative and other expenses decreased $1.9 billion and $2.0 billion for the three-month and six-month periods ended June 30, 2021, respectively, compared to 2020. The most significant contributing factors were as follows:

•Lease expense decreased for the three-month and six-month periods ended June 30, 2021 due to receipt of lease subvention payments which reduce lease expense related to depreciation.
•The Company recorded no goodwill impairment in the three-month and six-month periods ended June 30, 2021, compared to $1.8 billion during the second quarter of 2020.
•Other expenses decreased $64.8 million for the six-month period ended June 30, 2021 compared to 2020 mainly due to lower operational risk expense and legal fees, as well as lower employee expenses such as travel and entertainment.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax expense of $371.6 million and a benefit of $186.2 million were recorded for the three-month periods ended June 30, 2021 and 2020, respectively. An income tax expense of $658.5 million and a benefit of $219.5 million were recorded for the six-month periods ended June 30, 2021 and 2020, respectively. This resulted in an ETR of 24.2% and 8.9% for the three-month periods ended June 30, 2021 and 2020, respectively, and 24.2% and 9.8% for the six-month periods ended June 30, 2021 and 2020, respectively.

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

Refer to Note 15 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2021 and 2020 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$367,195	$337,310	$719,703	$669,117	$29,885	8.9%	$50,586	7.6%
Total non-interest income	71,481	68,629	147,791	148,877	2,852	4.2%	(1,086)	(0.7)%
Credit loss expense / (release of) credit loss expenses	(17,437)	178,601	(36,592)	331,608	(196,038)	(109.8)%	(368,200)	(111.0)%
Total expenses	373,470	1,933,865	741,921	2,300,911	(1,560,395)	(80.7)%	(1,558,990)	(67.8)%
Income / (Loss) before income taxes	82,643	(1,706,527)	162,165	(1,814,525)	1,789,170	104.8%	1,976,690	108.9%
Intersegment revenue / (expense)	(214)	(132)	(471)	(392)	(82)	(62.1)%	(79)	(20.2)%
Total assets	23,223,301	22,650,349	23,223,301	22,650,349	572,952	2.5%	572,952	2.5%
CBB reported income before income taxes of $82.6 million and $162.2 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to a loss before income taxes of $1.7 billion and $1.8 billion for the three-month and six-month periods ended June 30, 2020, respectively. Factors contributing to this change were:

•Credit loss expense decreased $196.0 million and $368.2 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding period of 2020. These decreases were due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $1.6 billion for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020. These decreases were mainly due to goodwill impairment recorded during the second quarter of 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

C&I Banking

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$71,842	$91,544	$145,061	$167,677	$(19,702)	(21.5)%	$(22,616)	(13.5)%
Total non-interest income	19,040	15,016	35,717	32,104	4,024	26.8%	3,613	11.3%
Credit loss expense / (release of) credit loss expenses	(20,721)	44,822	(52,062)	92,054	(65,543)	(146.2)%	(144,116)	(156.6)%
Total expenses	63,897	356,261	127,563	424,984	(292,364)	(82.1)%	(297,421)	(70.0)%
Income / (Loss) before income taxes	47,706	(294,523)	105,277	(317,257)	342,229	116.2%	422,534	133.2%
Intersegment revenue / (expense)	3,568	3,055	6,225	6,297	513	16.8%	(72)	(1.1)%
Total assets	7,477,639	8,529,379	7,477,639	8,529,379	(1,051,740)	(12.3)%	(1,051,740)	(12.3)%

C&I reported income before income taxes of $47.7 million and $105.3 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to a loss before income taxes of $294.5 million and $317.3 million for the corresponding periods in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $65.5 million and $144.1 million for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods of 2020. These decreases were due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $292.4 million and $297.4 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020. These decreases were mainly due to goodwill impairment recorded during the second quarter of 2020.
•Total assets decreased $1.1 billion from the second quarter of 2020 to the second quarter of 2021. This decrease was due to the payback of lines of credit that were drawn down in the first quarter of 2020 in response to COVID-19 economic uncertainty as well as the forgiveness of Paycheck Protection Program loans.

CRE & VF

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$91,360	$91,366	$187,962	$192,107	$(6)	—%	$(4,145)	(2.2)%
Total non-interest income	15,415	(320)	21,010	4,365	15,735	4,917.2%	16,645	381.3%
Credit loss expense / (Release of) credit loss expense	(866)	16,987	920	66,837	(17,853)	(105.1)%	(65,917)	(98.6)%
Total expenses	37,131	35,116	72,678	70,235	2,015	5.7%	2,443	3.5%
Income / (Loss) before income taxes	70,510	38,943	135,374	59,400	31,567	81.1%	75,974	127.9%
Intersegment revenue / (expense)	409	1,019	1,122	2,753	(610)	(59.9)%	(1,631)	(59.2)%
Total assets	19,841,903	20,252,082	19,841,903	20,252,082	(410,179)	(2.0)%	(410,179)	(2.0)%

CRE & VF reported income before income taxes of $70.5 million and $135.4 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to income before income taxes of $38.9 million and $59.4 million for the corresponding periods in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $17.9 million and $65.9 million for the six-month period ended June 30, 2021 compared to the corresponding periods of 2020. These decreases were due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$30,244	$33,435	$57,656	$67,517	$(3,191)	(9.5)%	$(9,861)	(14.6)%
Total non-interest income	53,911	90,374	131,275	140,509	(36,463)	(40.3)%	(9,234)	(6.6)%
Credit loss expense / (release of) credit loss expenses	(13,633)	15,314	(22,327)	33,455	(28,947)	(189.0)%	(55,782)	(166.7)%
Total expenses	63,272	62,965	130,969	126,199	307	0.5%	4,770	3.8%
Income / (Loss) before income taxes	34,516	45,530	80,289	48,372	(11,014)	(24.2)%	31,917	66.0%
Intersegment expense	(3,762)	(3,941)	(6,875)	(8,658)	179	4.5%	1,783	20.6%
Total assets	11,788,209	12,419,110	11,788,209	12,419,110	(630,901)	(5.1)%	(630,901)	(5.1)%

CIB reported income before income taxes of $34.5 million and $80.3 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to income before income taxes of $45.5 million and $48.4 million for 2020. Factors contributing to these changes were:

•Credit loss expense decreased $28.9 million and $55.8 million for the three-month and six-month periods ended June 30, 2021 compared to the corresponding periods of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Other

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(54,760)	$(1,904)	$(98,461)	$26,060	$(52,856)	(2,776.1)%	$(124,521)	(477.8)%
Total non-interest income	98,168	(46,659)	214,116	66,167	144,827	310.4%	147,949	223.6%
Credit loss expense / (release of) credit loss expenses	(874)	(140,473)	(3,613)	(131,186)	139,599	99.4%	127,573	97.2%
Total expenses	123,579	118,583	234,462	280,318	4,996	4.2%	(45,856)	(16.4)%
Income / (Loss) before income taxes	(79,297)	(26,673)	(115,194)	(56,905)	(52,624)	(197.3)%	(58,289)	(102.4)%
Total assets	44,608,657	41,234,172	44,608,657	41,234,172	3,374,485	8.2%	3,374,485	8.2%

The Other category reported a loss before income taxes of $79.3 million and $115.2 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to a loss before income taxes of $26.7 million and $56.9 million for 2020. Factors contributing to these changes were:

•Net interest income decreased $52.9 million and $124.5 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020, due to lower rates and the sale of SBC in 2020.
•Total non-interest income increased $144.8 million and $147.9 million for the three-month and six-month periods ended June 30, 2021, respectively, compared to the corresponding periods of 2020, due to the transfer of SBC loans to HFS at fair value in the second quarter of 2020.
•Release of credit loss expense was lower for the three-month and six-month periods ended June 30, 2021, compared to the corresponding periods of 2020, due to the release of provision on loans moved to HFS during the second quarter of 2020.
•Total expenses decreased $45.9 million for the six-month period ended June 30, 2021 compared to the corresponding period of 2020, due to lower operational risk expenses and the sale of SBC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,020,062	$984,745	$2,129,029	$1,996,152	$35,317	3.6%	$132,877	6.7%
Total non-interest income	941,170	667,242	1,845,282	1,441,074	273,928	41.1%	404,208	28.0%
Credit loss expense / (release of) credit loss expenses	(263,751)	861,896	(127,542)	1,769,783	(1,125,647)	(130.6)%	(1,897,325)	(107.2)%
Total expenses	834,361	919,626	1,735,119	1,803,423	(85,265)	(9.3)%	(68,304)	(3.8)%
Income / (Loss) before income taxes	1,390,622	(129,535)	2,366,734	(135,980)	1,520,157	1,173.5%	2,502,714	1,840.5%
Intersegment revenue	—	—	—	—	—	0.0%	—	0.0%
Total assets	48,245,934	47,268,695	48,245,934	47,268,695	977,239	2.1%	977,239	2.1%

SC reported income before income taxes of $1.4 billion and $2.4 billion for the three-month and six-month periods ended June 30, 2021, respectively, compared to a loss before income taxes of $129.5 million and $136.0 million for the comparable periods in 2020. Contributing to this change was:

•Non-interest income increased $273.9 million and $404.2 million for the three-month and six-month periods ended June 30, 2021 compared to the corresponding period of 2020, primarily driven by an increase in residual value of liquidated leased vehicles and the sale of the personal lending portfolio.
•Credit loss expense decreased $1.1 billion and $1.9 billion for the three-month and six-month periods ended June 30, 2021 compared to the corresponding period of 2020, primarily driven by the additional reserve to address credit risk associated with the COVID-19 outbreak during the first and second quarter of 2020, and an increase in recoveries, and decrease in charge-offs due to the increase in used car prices in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2021		December 31, 2020		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,410,298	8.0%	$7,327,853	8.0%	$82,445	1.1%
C&I	15,941,764	17.1%	16,537,899	17.9%	(596,135)	(3.6)%
Multifamily	8,139,694	8.7%	8,367,147	9.1%	(227,453)	(2.7)%
Other commercial	7,997,606	8.6%	7,455,504	8.1%	542,102	7.3%
Total commercial loans (1)	39,489,362	42.4%	39,688,403	43.1%	(199,041)	(0.5)%

Consumer loans secured by real estate:
Residential mortgages	5,901,546	6.3%	6,590,168	7.2%	(688,622)	(10.4)%
Home equity loans and lines of credit	3,768,489	4.0%	4,108,505	4.5%	(340,016)	(8.3)%
Total consumer loans secured by real estate	9,670,035	10.3%	10,698,673	11.7%	(1,028,638)	(9.6)%

Consumer loans not secured by real estate:
RICs and auto loans	42,666,918	45.8%	40,698,642	44.1%	1,968,276	4.8%
Personal unsecured loans	1,126,365	1.2%	824,430	0.9%	301,935	36.6%
Other consumer	177,835	0.3%	223,034	0.2%	(45,199)	(20.3)%

Total consumer loans	53,641,153	57.6%	52,444,779	56.9%	1,196,374	2.3%
Total LHFI	$93,130,515	100.0%	$92,133,182	100.0%	$997,333	1.1%

Total LHFI with:
Fixed	$65,717,718	70.6%	$64,036,154	69.5%	$1,681,564	2.6%
Variable	27,412,797	29.4%	28,097,028	30.5%	(684,231)	(2.4)%
Total LHFI	$93,130,515	100.0%	$92,133,182	100.0%	$997,333	1.1%
(1) As of June 30, 2021, the Company had $201.4 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $199.0 million, or 0.5%, from December 31, 2020 to June 30, 2021. This decrease was comprised of increases in the Other commercial of $542.1 million due to BSI's acquisition of Crédit Agricole and an increase in CRE of $82.4 million. These increases were offset by a decrease in C&I loans of $596.1 million due to the forgiveness of Paycheck Protection Program loans and a decrease in multifamily loans of $227.5 million.

	At June 30, 2021, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,915,040	$4,681,455	$822,758	$7,419,253
C&I and other commercial	11,248,541	11,309,801	1,470,773	24,029,115
Multifamily loans	1,050,377	4,776,392	2,312,925	8,139,694
Total	$14,213,958	$20,767,648	$4,606,456	$39,588,062
Loans with:
Fixed rates	$5,509,969	$8,873,233	$2,780,055	$17,163,257
Variable rates	8,703,989	11,894,415	1,826,401	22,424,805
Total	$14,213,958	$20,767,648	$4,606,456	$39,588,062
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.0 billion, or 9.6%, from December 31, 2020 to June 30, 2021. This decrease was comprised of decreases in the residential mortgage portfolio of $688.6 million, and decreases in the home equity loans and lines of credit portfolio of $340.0 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $2.0 billion, or 4.8%, from December 31, 2020 to June 30, 2021. The increase in the RIC and auto loan portfolio was primarily due to sold RICs of approximately $2.4 billion to third parties offset by increases in originations, net of securitizations, due to the Company's initiatives to improve our pricing, as well as, our dealer and customer experience, which have increased our competitive position in the market. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of June 30, 2021, 62.4% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 8.0% of loans for which no FICO score was available or legacy portfolios for which FICO is not considered in the ALLL model. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At June 30, 2021, a typical RIC was originated with an average annual percentage rate of 14.7% and was purchased from the dealer at a premium of 2.0%. All of the Company's RICs and auto loans are fixed-rate loans.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased from December 31, 2020 to June 30, 2021 by $256.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2021	December 31, 2020	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$97,952	$106,751	$(8,799)	(8.2)%
C&I	100,682	107,053	(6,371)	(6.0)%
Multifamily	120,747	72,392	48,355	66.8%
Other commercial	14,700	20,019	(5,319)	(26.6)%
Total commercial loans	334,081	306,215	27,866	9.1%

Consumer loans secured by real estate:
Residential mortgages	119,883	160,172	(40,289)	(25.2)%
Home equity loans and lines of credit	96,277	91,606	4,671	5.1%
Consumer loans not secured by real estate:
RICs and auto loans	937,264	1,174,317	(237,053)	(20.2)%
Other consumer	5,733	6,325	(592)	(9.4)%
Total consumer loans	1,159,157	1,432,420	(273,263)	(19.1)%
Total non-accrual loans	1,493,238	1,738,635	(245,397)	(14.1)%

OREO	4,276	29,799	(25,523)	(85.7)%
Repossessed vehicles	229,477	204,653	24,824	12.1%
Other repossessed assets	1,644	3,247	(1,603)	(49.4)%
Total OREO and other repossessed assets	235,397	237,699	(2,302)	(1.0)%
Total non-performing assets	$1,728,635	$1,976,334	$(247,699)	(12.5)%

Past due 90 days or more as to interest or principal and accruing interest	$2,310	$52,863	$(50,553)	(95.6)%
Annualized net loan charge-offs to average loans (1)	0.5%	1.7%	n/a	n/a
Non-performing assets as a percentage of total assets	1.1%	1.3%	n/a	n/a
NPLs as a percentage of total loans	1.6%	1.8%	n/a	n/a
ALLL as a percentage of total NPLs	461.4%	422.1%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $162.8 million and $229.2 million at June 30, 2021 and December 31, 2020, respectively.

Potential problem consumer loans amounted to $2.7 billion and $3.2 billion at June 30, 2021 and December 31, 2020, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets decreased to $1.7 billion, or 1.1% of total assets, at June 30, 2021, compared to $2.0 billion, or 1.3% of total assets, at December 31, 2020, primarily due to government stimulus payments and tax refunds provided to customers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs increased $27.9 million from December 31, 2020 to June 30, 2021. Commercial NPLs accounted for 0.8% of commercial LHFI at June 30, 2021 and December 31, 2020, respectively. The increase in commercial NPLs was primarily comprised of an increase of $48.4 million in the Multifamily portfolio offset by decreases of $6.4 million in the C&I portfolio and $8.8 million in the CRE portfolios.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio decreased by $237.1 million from December 31, 2020 to June 30, 2021. Non-performing RICs and auto loans accounted for 2.2% and 2.9% of total RICs and auto loans at June 30, 2021 and December 31, 2020, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$119,883	$96,277	$74,473	$91,606
Total LHFI	5,901,546	3,768,489	6,590,168	4,108,505
NPLs as a percentage of total LHFI	2.0%	2.6%	1.1%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $40.3 million or 18.7% of non-performing consumer loans secured by real estate at June 30, 2021, compared to $46.2 million or 27.8% of consumer loans secured by real estate at December 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $873.2 million, or 20.8%, from December 31, 2020 to June 30, 2021, most significantly within the RICs and auto loan portfolio, in which delinquencies decreased $401.2 million. Delinquent balances and nonaccrual balances overall were lower as of June 30, 2021, primarily due to the benefits of government stimulus payments and tax refunds provided to customers

TDRs

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

The following table summarizes TDRs at the dates indicated:

	As of June 30, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$121,844	49.5%	$155,401	61.7%	$3,926,677	92.1%	$28,320	96.1%	$4,232,242
Non-performing	124,212	50.5%	96,481	38.3%	335,751	7.9%	1,135	3.9%	557,579
Total	$246,056	100.0%	$251,882	100.0%	$4,262,428	100.0%	$29,455	100.0%	$4,789,821

% of loan portfolio	0.6%	n/a	2.6%	n/a	10.0%	n/a	2.3%	n/a	5.1%
(1) Excludes LHFS.

	As of December 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$73,950	43.2%	$87,896	66.8%	$3,655,681	91.7%	$33,095	98.0%	$3,850,622
Non-performing	97,054	56.8%	43,605	33.2%	332,164	8.3%	684	2.0%	473,507
Total	$171,004	100.0%	$131,501	100.0%	$3,987,845	100.0%	$33,779	100.0%	$4,324,129

% of loan portfolio	0.4%	n/a	1.2%	n/a	9.8%	n/a	3.2%	n/a	4.7%
(1) Excludes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2021		Six-Month Period Ended June 30, 2020
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,987,845	$336,284	$3,847,819	$472,312
New TDRs(1)	867,518	352,014	1,158,527	100,752
Charged-Off TDRs	202,819	(5,940)	(428,630)	(3,028)
Sold TDRs	67,622	—	(26,381)	(163,210)
Payments on TDRs	(863,376)	(154,965)	(592,073)	(65,993)
TDRs, end of period	$4,262,428	$527,393	$3,959,262	$340,833
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

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs in accordance with the CARES Act and Interagency guidelines to mitigate the adverse effects of COVID-19 on modifications. These programs temporarily revised the practices noted above during 2020 and increased the volume of modifications provided to our customers. Effective January 1, 2021 at SC and April 1, 2021 at SBNA, the Company has generally returned to pre-pandemic servicing practices, with the exception of an increased limit on the total months of extensions allowed. As of June 30, 2021, the overall modification volumes were consistent with volumes experienced before the COVID-19 pandemic and the number and dollar amount of active COVID-19 modifications was immaterial.

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

ACL

There were no significant changes to the ACL during the three and six months ended June 30, 2021. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $146.5 million at December 31, 2020 to $124.3 million at June 30, 2021. The decrease of the reserve for unfunded lending commitments was due to the ordinary course of business.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	June 30, 2021	December 31, 2020
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,533,443	$5,440,140
FNMA and FHLMC securities	4,352,893	5,608,296
Other securities (1)	715,776	265,053
Total investment securities AFS	11,602,112	11,313,489
Total investment securities HTM	6,662,308	5,504,685
Other investments	1,529,791	1,553,862
Total investment portfolio	$19,794,211	$18,372,036
(1) Other securities primarily include corporate debt securities and ABS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	June 30, 2021	December 31, 2020	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$100,642	$170,653	$(70,011)	(41.03)%
Corporate debt securities	246,542	155,715	90,827	58.33%
ABS	469,234	109,338	359,896	329.16%
MBS:
GNMA - Residential	4,451,089	3,536,125	914,964	25.87%
GNMA - Commercial	1,981,712	1,733,362	248,350	14.33%
FHLMC and FNMA - Residential	4,285,369	5,538,283	(1,252,914)	(22.62)%
FHLMC and FNMA - Commercial	67,524	70,013	(2,489)	(3.56)%
Total investments in debt securities AFS	$11,602,112	$11,313,489	$288,623	2.55%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2021 was approximately 4.16 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2021 was approximately 2.75 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 168 investment securities classified as HTM as of June 30, 2021.

(in thousands)	June 30, 2021	December 31, 2020	Change in unrealized gain/(loss)
Total unrealized loss	$(66,576)	$(7,183)	$(59,393)
Total unrealized gain	87,399	184,287	(96,888)
Total unrealized gain/(loss) position	$20,823	$177,104	$(156,281)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2021:

	June 30, 2021
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,020,704	$2,028,193
FHLMC	2,325,259	2,324,700
GNMA (1)	12,967,096	13,029,476
Total	$17,313,059	$17,382,369
(1) Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2021, goodwill totaled $2.6 billion and represented 1.7% of total assets and 11.2% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at June 30, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company conducted its most recent annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the second quarter of 2021, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $529.8 million at June 30, 2021 (consisting of a deferred tax asset balance of $3.7 million and a deferred tax liability balance of $533.5 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $358.6 million increase in net deferred liability for the six-month period ended June 30, 2021 was primarily due to the impact of depreciation from leasing transactions and a decrease in net operating loss carryforwards.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2021 and December 31, 2020, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2021 and December 31, 2020, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the six-month periods ended June 30, 2021 and 2020, the Company paid cash dividends of zero and $125.0 million, respectively, to its common stock shareholder.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at June 30, 2021:

	SHUSA

	June 30, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	17.56%	6.50%	4.50%
Tier 1 capital ratio	19.30%	8.00%	6.00%
Total capital ratio	20.70%	10.00%	8.00%
Leverage ratio	14.77%	5.00%	4.00%

	SBNA

	June 30, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.25%	6.50%	4.50%
Tier 1 capital ratio	16.25%	8.00%	6.00%
Total capital ratio	17.44%	10.00%	8.00%
Leverage ratio	11.96%	5.00%	4.00%
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

As of June 30, 2021, SBNA has borrowed $1.0 billion from SHUSA. This transaction eliminates in consolidation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and third party flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the quarter ended June 30, 2021, SC completed on-balance sheet funding transactions totaling approximately $6.0 billion, including:

•securitization on its SDART platform for approximately $2.0 billion;
•securitizations on its DRIVE, deeper subprime platform, for approximately $1.6 billion;
•lease securitization on its SRT platform for approximately $1.7 billion; and
•private amortizing lease facilities for approximately $0.7 billion.

SC also completed approximately $0.3 billion in asset sales to third parties.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

IHC

In 2017, SIS entered into a revolving subordinated loan agreement with SHUSA, not to exceed $290.0 million. This was subsequently increased to $895.0 million in 2018 to provide additional capital to the entity for its expanding Capital Markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity.

At June 30, 2021, there were no outstanding balances on the subordinated loan or the liquidity line.

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

Available Liquidity

As of June 30, 2021, SBNA had approximately $16.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.5 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2021 and December 31, 2020, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $26.7 billion and $23.5 billion, respectively. These amounts represented 34.3% and 31.8% of total deposits at June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, SBNA and BSI had $1.1 billion and $1.4 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Six-Month Period Ended June 30,
(in thousands)	2021	2020
Net cash flows from operating activities	$4,742,426	$2,378,828
Net cash flows from investing activities	(2,762,340)	(2,759,935)
Net cash flows from financing activities	2,666,215	5,129,827

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from operating activities

Net cash flow from operating activities increased by $2.4 billion from the six-month period ended June 30, 2020 to the six-month period ended June 30, 2021, primarily due to an increase in proceeds from sales of and collections on LHFS which includes the SC sale of its Bluestem personal lending portfolio.

Cash flows from investing activities

Net cash flow from investing activities decreased by $2.4 million from the six-month period ended June 30, 2020 to the six-month period ended June 30, 2021, primarily due to an increase in proceeds from sales of LHFI which includes SC sale of RICs and the SFS sale of its commercial and consumer loan portfolios and an increase in proceeds from the sale and termination of operating leases, offset by a decrease in purchases and originations of operating leases and a decrease in proceeds from prepayments and maturities of AFS investment securities.

Cash flows from financing activities

Net cash flow from financing activities decreased by $2.5 billion from the six-month period ended June 30, 2020 to the six-month period ended June 30, 2021, primarily due to a decrease in net borrowing activity.

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

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support core and CCAP loan financing. As of June 30, 2021, there was an outstanding balance of approximately $0.8 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2021, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $6.3 billion of term financing with maturities ranging from August 2021 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

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

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests. SIS uses liquidity primarily to support underwriting transactions, as well as billing and delivery services. The primary use of liquidity for BSI is to meet customer liquidity requirements, such as maturing deposits, investment activities, funds transfers, and payment of operating expenses.

At June 30, 2021, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of June 30, 2021, the Company had 530,391,043 shares of common stock outstanding.

On March 31, 2021, SC paid a cash dividend of $0.22 per share and a special dividend of $0.22 per share of common stock for a total of $0.44 per share to shareholders of record as of the close of business on March 29, 2021. SC paid a cash dividend of $0.22 per share of common stock to shareholders in May 2021. Further, SC has declared a cash dividend of $0.22 per share, to be paid on August 19, 2021, to shareholders of record as of the close of business on August 9, 2021.

SC has paid a total of $202.0 million in dividends through June 30, 2021, of which $39.9 million has been paid to NCI and $162.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

Share Repurchases

In June 2019, SC announced that the SC Board of Directors had authorized purchases by SC of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer, and extended the share repurchase program through the end of the third quarter of 2020.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequently, the Federal Reserve extended the Interim Policy through the second quarter of 2021. As a result of the extension of the Interim Policy, SC, consistent with the Interim Policy, could repurchase only a number of shares of SC Common Stock equal to the amount of share issuances related to SC’s expensed employee compensation through the second quarter of 2021.

Please find below the details of SC's tender offer and other share repurchase programs for the three-month and six-month periods ended June 30, 2021 and 2020:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2021	2020	2021	2020
Tender offer:(1)
Number of shares purchased	—	—	—	17,514,707
Average price per share	$—	$—	$—	$26.00
Cost of shares purchased(2)	$—	$—	$—	$455,382

Other share repurchases:
Number of shares purchased	—	4,911,300	357,747	5,757,761
Average price per share	$—	$17.08	$26.46	$16.60
Cost of shares purchased(2)	$—	$83,890	$9,468	$95,590

Total number of shares purchased	—	4,911,300	357,747	23,272,468
Average price per share	$—	$17.08	$26.46	$23.67
Total cost of shares purchased(2)	$—	$83,890	$9,468	$550,972
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer.
(2) Cost of shares exclude commissions

During the six-month period ended June 30, 2021, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
•BSI declared and paid $20.0 million in dividends to SHUSA.
•SIS declared and paid $8.0 million in dividends to SHUSA.
•SFS contributed $250.0 million to SHUSA.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 16 to the Condensed Consolidated Financial Statements, and the "Liquidity and Capital Resources" section of this MD&A.

For a discussion of the status of litigation with which the Company is involved with the IRS, please refer to Note 15 to the Condensed Consolidated Financial Statements.

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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$853,219	$853,219	$—	$—	$—
Notes payable - revolving facilities	761,045	761,045	—	—	—
Notes payable - secured structured financings	27,271,224	636,091	10,392,234	11,347,811	4,895,088
Other debt obligations (1) (2)	17,281,727	4,577,565	8,040,571	2,527,255	2,136,336
CDs (1)	2,863,202	2,070,633	689,460	99,697	3,412
Repurchase agreements(1)	577,680	577,680	—	—	—
Non-qualified pension and post-retirement benefits	68,988	7,235	14,336	13,958	33,459
Operating leases(3)	636,900	137,333	232,038	147,649	119,880
Total contractual cash obligations	$50,313,985	$9,620,801	$19,368,639	$14,136,370	$7,188,175
Other commitments:
Commitments to extend credit	$28,113,863	$7,012,034	$7,884,964	$5,155,514	$8,061,351
Letters of credit	1,361,595	1,064,686	180,532	41,560	74,817
Total Contractual Obligations and Other Commitments	$79,789,443	$17,697,521	$27,434,135	$19,333,444	$15,324,343
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2021. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $53.5 million.

Excluded from the above table are deposits of $78.0 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2021 and December 31, 2020:

The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2021	December 31, 2020
Down 100 basis points	(2.04)%	(1.12)%
Up 100 basis points	4.68%	3.18%
Up 200 basis points	8.86%	6.25%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2021 and December 31, 2020.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2021	December 31, 2020
Down 100 basis points	(3.26)%	(6.18)%
Up 100 basis points	(1.38)%	1.62%
Up 200 basis points	(4.79)%	0.51%

As of June 30, 2021, the Company’s profile reflected a decrease of MVE of 3.26% for downward parallel interest rate shocks of 100 basis points and a decrease of 1.38% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 13 to the Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 15 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

ITEM 5 - OTHER INFORMATION

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
(Amounts presented as actuals)

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds five blocked accounts for three customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account, and the third customer holding two GBP current accounts. All three of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the six months ended June 30, 2021 were negligible relative to the overall profits of Banco Santander S.A.

•Santander UK holds two frozen current accounts for two UK nationals who are designated by the U.S. under the SDGT sanctions program. The accounts held by one customer were fully inaccessible at the time of the U.S. designation and were blocked at the time of the account going into a debit balance. The accounts held by the second customer were blocked immediately following the US designation and have remained frozen throughout six months ended June 30, 2021. These accounts are frozen in order to comply with Articles 2, 3 and 7 of Council Regulation (EC) No 881/2002 imposing certain specific restrictive measures directed against certain persons and entities associated with the Al-Qaeda network, by virtue of Commission Implementing Regulation (EU) 2015/1815. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK's Collections and Recoveries Department. No revenues or profits were generated by Santander UK on these accounts in the six months ended June 30, 2021.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for Bank Melli. Three USD accounts and four EUR accounts. The accounts have been blocked since 2008. Bank Melli is currently designated by the US under the SDGT sanctions program. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the six months ended June 30, 2021.

•Santander, also has certain legacy performance guarantees for the benefit of Bank Mellat (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2021 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 3, 2021	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	August 3, 2021	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President