Form 10-Q
period 2021-09-30
Santander Holdings USA, Inc.
filed 2021-11-02
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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
Number of shares of common stock outstanding at October 31, 2021: 530,391,043 shares

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
•natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks of hostilities or effects of climate change, and SHUSA's ability to deal with disruptions caused by such disasters and emergencies;
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
•There can be no assurance that the proposed acquisition of all of SC's outstanding common stock by SHUSA will be agreed upon, approved and ultimately consummated, and the terms of any such transaction may differ materially from those originally proposed by SHUSA;
•SC's agreement with Stellantis may not result in currently anticipated levels of growth;
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

ABS: Asset-backed securities	CRA NPR: The NPR related to the CRA issued by the OCC and FDIC on December 12, 2019
ACL: Allowance for credit losses	CRE: Commercial Real Estate
AFS: Available-for-sale	CRE & VF: Commercial Real Estate and Vehicle Finance
ALLL: Allowance for loan and lease losses	DCF: Discounted cash flow
AOCI: Accumulated other comprehensive income	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ARRC: Alternative Reference Rate Committee	DOJ: Department of Justice
ASC: Accounting Standards Codification	DPD: Days past due
ASU: Accounting Standards Update	DRIVE: Drive Auto Receivables Trust, a securitization platform
ATM: Automated teller machine	DTI: Debt-to-income
BHC: Bank holding company	EAD: Exposure at default
BHCA: Bank Holding Company Act of 1956, as amended	Economic Growth Act: The Economic Growth, Regulatory Relief, and Consumer Protection Act
BOLI: Bank-owned life insurance	EIP: Economic impact payments
BSI: Banco Santander International	EIR: Effective interest rate
BSPR: Banco Santander Puerto Rico	EPS: Enhanced Prudential Standards
C&I: Commercial & industrial	ETR: Effective tax rate
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	Evaluation Date: September 30, 2021
CBB: Consumer and Business Banking	Exchange Act: Securities Exchange Act of 1934, as amended
CBP: Citizens Bank of Pennsylvania	FASB: Financial Accounting Standards Board
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FBO: Foreign banking organization
CCAR: Comprehensive Capital Analysis and Review	FDIC: Federal Deposit Insurance Corporation
CD: Certificate of deposit	Federal Reserve: Board of Governors of the Federal Reserve System
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	FHLB: Federal Home Loan Bank
CEF: Closed-end fund	FHLMC: Federal Home Loan Mortgage Corporation
CEO: Chief Executive Officer	FICO®: Fair Isaac Corporation credit scoring model
CET1: Common Equity Tier 1	FINRA: Financial Industrial Regulatory Authority
CEVF: Commercial equipment vehicle financing	FNMA: Federal National Mortgage Association
CFPB: Consumer Financial Protection Bureau	FRB: Federal Reserve Bank
CFO: Chief Financial Officer	FVO: Fair value option
CIB: Corporate and Investment Banking	GAAP: Accounting principles generally accepted in the United States of America
CID: Civil investigative demand	GBP: British pound sterling
CLTV: Combined loan-to-value	GDP: Gross domestic product
CMO: Collateralized mortgage obligation	GNMA: Government National Mortgage Association
CODM: Chief Operating Decision Maker	GSIB: Global systemically important bank
Company: Santander Holdings USA, Inc.	HFI: Held for investment
Covered Fund: a hedge fund or private equity fund	HFS: Held for sale
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	HPI: Housing Price Index
CPR: Constant prepayment rate	HTM: Held to maturity
CRA: Community Reinvestment Act	IBOR: Inter-bank offered rate
CRA Final Rule: the final rule relating to the CRA issued by the OCC on July 20, 2020	IDI: Insured depository institution

IHC: U.S. intermediate holding company	RWA: Risk-weighted asset
Interim Policy: Policy issued by the Federal Reserve for the third quarter of 2020 and extended through the first quarter of 2021 prohibiting share repurchases and limiting dividends by CCAR institutions	S&P: Standard & Poor's
IPO: Initial public offering	SAF: Santander Auto Finance
IRS: Internal Revenue Service	SAM: Santander Asset Management, LLC
ISDA: International Swaps and Derivatives Association, Inc.	Santander: Banco Santander, S.A.
IT: Information technology	Santander UK: Santander UK plc
LCR: Liquidity coverage ratio	SBNA: Santander Bank, National Association
LGD: Loss given default	SBC: Santander BanCorp and its subsidiaries
LHFI: Loans held for investment	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LHFS: Loans held for sale	SCB: Stress capital buffer
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCART: Santander Consumer Auto Receivables Trust
LTD: Long-term debt	SCF: Statement of cash flows
LTV: Loan-to-value	SCRA: Servicemembers' Civil Relief Act
MBS: Mortgage-backed securities	SDART: Santander Drive Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDGT: Specially Designated Global Terrorist
Moody's: Moody's Investor Service, Inc.	SEC: Securities and Exchange Commission
MPLFA: Ten-year master private-label financing agreement with Stellantis signed in May 2013	Securities Act: Securities Act of 1933, as amended
MSPA: Master Securities Purchase Agreement	Securities Financing Agreements: Resale, repurchase securities borrowed and securities lending agreements
MSR: Mortgage servicing right	SFS: Santander Financial Services, Inc.
MVE: Market value of equity	SHUSA: Santander Holdings USA, Inc.
NCI: Non-controlling interest	SIS: Santander Investment Securities Inc.
NMDs: Non-maturity deposits	SOFR: Secured overnight financing rate
NMTC: New market tax credits	SPAIN: Santander Private Auto Issuing Note
NPL: Non-performing loan	SPE: Special purpose entity
NPR: Notice of proposed rule-making	SRT: Santander Retail Auto Lease Trust
NSFR: Net stable funding ratio	SSLLC: Santander Securities LLC
NYSE: New York Stock Exchange	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
OCC: Office of the Comptroller of the Currency	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OCI: Other comprehensive income	TALF: Term asset-backed securities loan facility
OIS: Overnight indexed swap	TDR: Troubled debt restructuring
OREO: Other real estate owned	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
Offer Price: offer of $41.50 per share at which SHUSA has offered to purchase all outstanding shares of common stock of SC not already owned by SHUSA	TLAC: Total loss-absorbing capacity
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Transaction: definitive agreement whereby SHUSA will acquire SC's shares for $41.50 per share in cash
PCH: Pierpont Capital Holdings LLC	Trusts: Securitization trusts
PCI: purchased credit-impaired	UPB: Unpaid principal balance
PD: Probability of default	USD: United States dollar
REIT: Real estate investment trust	VIE: Variable interest entity
RIC: Retail installment contract	VOE: Voting rights entity
ROU: Right-of-use	YTD: Year-to-date
RV: Recreational vehicle

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$18,605,798	$12,621,281
Federal funds sold and securities purchased under resale agreements or similar arrangements	1,589,324	—
Investment securities:
AFS at fair value	11,376,852	11,313,489
HTM (fair value of $6,609,487 and $5,677,929 as of September 30, 2021 and December 31, 2020, respectively)	6,594,046	5,504,685
Other investments (includes trading securities of $38,748 and $40,435 as of September 30, 2021 and December 31, 2020, respectively)	1,307,319	1,553,862
LHFI(1) (5)	91,821,705	92,133,182
ALLL (5)	(6,715,088)	(7,338,493)
Net LHFI	85,106,617	84,794,689
LHFS (2)(5)	690,567	2,226,196
Premises and equipment, net (3)	802,316	787,341
Operating lease assets, net (5)(6)	15,772,188	16,412,929
Goodwill	2,596,161	2,596,161
Intangible assets, net	349,564	357,547
BOLI	1,931,865	1,908,806
Restricted cash (5)	5,612,743	5,303,460
Other assets (4) (5)	3,525,147	4,052,230
TOTAL ASSETS	$155,860,507	$149,432,676
LIABILITIES
Accounts payables and accrued expenses	$5,274,593	$4,700,349
Deposits and other customer accounts	79,460,190	75,303,707
Federal funds purchased and securities loaned or sold under repurchase agreements	1,586,537	—
Borrowings and other debt obligations (5)	43,726,930	46,359,467
Advance payments by borrowers for taxes and insurance	160,754	144,214
Deferred tax liabilities, net	648,438	182,353
Other liabilities (5)	1,098,502	1,479,874
TOTAL LIABILITIES	131,955,944	128,169,964
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2021 and December 31, 2020)	17,875,938	17,876,818
AOCI/(loss), net of taxes	(56,286)	166,295
Retained earnings	4,256,133	1,843,765
TOTAL SHUSA STOCKHOLDER'S EQUITY	22,075,785	19,886,878
NCI	1,828,778	1,375,834
TOTAL STOCKHOLDER'S EQUITY	23,904,563	21,262,712
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$155,860,507	$149,432,676
(1) LHFI includes $39.4 million and $50.4 million of loans recorded at fair value at September 30, 2021 and December 31, 2020, respectively.
(2) Includes $194.1 million and $265.4 million of loans recorded at the FVO at September 30, 2021 and December 31, 2020, respectively.
(3) Net of accumulated depreciation of $1.8 billion and $1.6 billion at September 30, 2021 and December 31, 2020, respectively.
(4) Includes MSRs of $79.6 million and $77.5 million at September 30, 2021 and December 31, 2020, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2021 and December 31, 2020, LHFI included $21.8 billion and $22.6 billion, LHFS included $0.1 billion and $0.6 billion Operating leases assets, net included $15.5 billion and $16.4 billion, restricted cash included $1.7 billion and $1.7 billion, Other assets included $706.1 million and $791.3 million, Borrowings and other debt obligations included $30.6 billion and $31.7 billion, and Other liabilities included $107.7 million and $84.9 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.9 billion and $4.8 billion at September 30, 2021 and December 31, 2020, respectively.
See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
INTEREST INCOME:
Loans	$1,733,092	$1,916,091	$5,355,656	$5,773,102
Interest-earning deposits	7,125	7,049	18,786	47,471
Investment securities:
AFS	28,383	38,084	79,005	159,738
HTM	25,950	24,530	76,214	71,305
Other investments	1,788	5,578	6,512	17,482
TOTAL INTEREST INCOME	1,796,338	1,991,332	5,536,173	6,069,098
INTEREST EXPENSE:
Deposits and other customer accounts	18,175	52,325	69,946	250,060
Borrowings and other debt obligations	244,012	317,615	780,909	1,072,878
TOTAL INTEREST EXPENSE	262,187	369,940	850,855	1,322,938
NET INTEREST INCOME	1,534,151	1,621,392	4,685,318	4,746,160
Credit loss expense / (benefit)	19,493	405,825	(221,724)	2,568,808
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,514,658	1,215,567	4,907,042	2,177,352
NON-INTEREST INCOME:
Consumer and commercial fees	109,475	123,834	335,620	356,907
Lease income	708,814	742,946	2,214,598	2,269,613
Miscellaneous income, net(1) (2)	249,381	308,222	868,991	330,165
TOTAL FEES AND OTHER INCOME	1,067,670	1,175,002	3,419,209	2,956,685
Net gain / (loss) on sale of investment securities	(106)	(148)	15,138	31,646
TOTAL NON-INTEREST INCOME	1,067,564	1,174,854	3,434,347	2,988,331
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	478,577	461,992	1,432,036	1,391,786
Occupancy and equipment expenses	164,119	152,998	504,609	464,784
Technology, outside service, and marketing expense	149,610	124,211	423,980	386,192
Loan expense	66,356	67,139	248,441	219,483
Lease expense	468,340	612,639	1,546,325	1,844,270
Impairment of goodwill	—	—	—	1,848,228
Other expenses	171,201	150,249	384,123	427,978
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,498,203	1,569,228	4,539,514	6,582,721
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	1,084,019	821,193	3,801,875	(1,417,038)
Income tax (benefit)/provision	227,335	(53,343)	885,809	(272,856)
NET INCOME / (LOSS) INCLUDING NCI	856,684	874,536	2,916,066	(1,144,182)
LESS: NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	149,985	101,701	503,698	82,087
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$706,699	$772,835	$2,412,368	$(1,226,269)
(1) Netted down by impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio $56.6 million and $387.9 million for the three-month and nine-month periods ended September 30, 2020, respectively. This portion of the portfolio was sold in the first quarter of 2021.
(2) Includes equity investment income/(expense), net.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
NET INCOME / (LOSS) INCLUDING NCI	$856,684	$874,536	$2,916,066	$(1,144,182)
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(19,361)	(38,702)	(85,519)	116,951
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(26,031)	(41,551)	(139,187)	149,569
Pension and post-retirement actuarial gains, net of tax	626	18,240	2,125	19,360
TOTAL OCI / (LOSS), NET OF TAX	(44,766)	(62,013)	(222,581)	285,880
COMPREHENSIVE INCOME	811,918	812,523	2,693,485	(858,302)
NET INCOME ATTRIBUTABLE TO NCI	149,985	101,701	503,698	82,087
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$661,933	$710,822	$2,189,787	$(940,389)

(1) Excludes $1.2 million and $4.0 million of OCI/(loss) attributable to NCI for the three-month and nine-month periods ended September 30, 2021, respectively, compared to $1.4 million and $(8.7) million for the corresponding periods in 2020, respectively.

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2021	530,391	17,875,938	(11,520)	3,549,434	1,689,469	23,103,321
Comprehensive income attributable to SHUSA	—	—	(44,766)	706,699	—	661,933
Other comprehensive (OCI) income attributable to NCI	—	—	—	—	1,179	1,179
Net income attributable to NCI	—	—	—	—	149,985	149,985
Impact of SC stock option activity	—	—	—	—	1,453	1,453
Dividends paid to NCI	—	—	—	—	(13,308)	(13,308)
Balance, September 30, 2021	530,391	$17,875,938	$(56,286)	$4,256,133	$1,828,778	$23,904,563

Balance, July 1, 2020	530,391	17,890,181	259,686	685,025	1,391,885	20,226,777
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	(62,013)	772,835	—	710,822
OCI/(loss) attributable to NCI	—	—	—	—	1,416	1,416
Net income attributable to NCI	—	—	—	—	101,701	101,701
Impact of SC stock option activity	—	—	—	—	1,247	1,247
Dividends paid to NCI	—	—	—	—	(13,333)	(13,333)
Stock repurchase attributable to NCI	—	(13,363)	—	—	(210,296)	(223,659)
Balance, September 30, 2020	530,391	$17,876,818	$197,673	$1,457,860	$1,272,620	$20,804,971

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2021	530,391	17,876,818	166,295	1,843,765	1,375,834	21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(222,581)	2,412,368	—	2,189,787
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	4,027	4,027
Net income attributable to NCI	—	—	—	—	503,698	503,698
Impact of SC stock option activity	—	—	—	—	7,017	7,017
Dividends paid to NCI	—	—	—	—	(53,204)	(53,204)
Stock repurchase attributable to NCI	—	(880)	—	—	(8,594)	(9,474)
Balance, September 30, 2021	530,391	$17,875,938	$(56,286)	$4,256,133	$1,828,778	$23,904,563

Balance, January 1, 2020	530,391	17,954,441	(88,207)	4,155,226	2,377,370	24,398,830
Cumulative-effect adjustment upon adoption of ASU 2016-02	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	285,880	(1,226,269)	—	(940,389)
OCI/(loss) attributable to NCI	—	—	—	—	(8,690)	(8,690)
Net income attributable to NCI	—	—	—	—	82,087	82,087
Impact of SC stock option activity	—	—	—	—	4,642	4,642
Dividends declared and paid on common stock	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	(50,546)	(50,546)
Stock repurchase attributable to NCI	—	(77,623)	—	—	(692,876)	(770,499)
Balance, September 30, 2020	530,391	$17,876,818	$197,673	$1,457,860	$1,272,620	$20,804,971

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine-Month Period Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$2,916,066	$(1,144,182)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	1,848,228
Credit loss (benefit)/expense	(221,724)	2,568,808
Deferred tax expense/(benefit)	509,727	(396,533)
Depreciation, amortization and accretion	1,665,858	2,120,365
Net (gain)/loss on sale of loans	(31,872)	269,411
Net gain on sale of investment securities	(15,138)	(31,646)
Loss on debt extinguishment	—	1,026
Net loss/(gain) on real estate owned, premises and equipment, and other	8,133	(60,626)
Stock-based compensation	—	33
Equity loss on equity method investments	16,599	11,352
Originations of LHFS	(2,283,675)	(2,675,625)
Proceeds from sales of and collections on LHFS (1)	2,935,656	1,622,585
Net change in:
Revolving personal loans	34,247	(59,096)
Other assets, BOLI and trading securities	473,719	350,696
Other liabilities	(46,016)	469,276
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,961,580	4,894,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,326,299	2,665,593
Proceeds from prepayments and maturities of AFS investment securities	3,527,712	6,703,624
Purchases of AFS investment securities	(5,107,524)	(5,587,453)
Proceeds from prepayments and maturities of HTM investment securities	1,412,227	743,380
Purchases of HTM investment securities	(2,532,889)	(2,187,454)
Proceeds from sales of other investments	43,291	315,091
Proceeds from maturities of other investments	500,000	85
Purchases of other investments	(293,994)	(900,193)
Net change in federal funds sold and securities purchased under resale agreements	(1,589,324)	—
Proceeds from sales of LHFI (2)	2,709,436	3,540,036
Proceeds from the sales of equity method investments	8,100	—
Distributions from equity method investments	5,912	5,132
Contributions to equity method and other investments	(118,025)	(102,762)
Proceeds from settlements of BOLI policies	22,925	5,542
Purchases of LHFI	(1,266,638)	(77,136)
Net change in loans other than purchases and sales	(578,897)	(3,762,585)
Purchases and originations of operating leases	(6,148,651)	(4,891,504)
Proceeds from the sale and termination of operating leases	5,462,681	3,103,187
Manufacturer incentives	52,054	358,197
Proceeds from sales of real estate owned and premises and equipment	31,382	44,476
Purchases of premises and equipment	(158,603)	(137,059)
NET CASH USED IN INVESTING ACTIVITIES	(2,692,526)	(161,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	4,156,483	1,919,274
Net change in short-term borrowings	(182,385)	455,578
Net proceeds from long-term borrowings	24,037,961	34,327,398
Repayments of long-term borrowings	(26,128,510)	(32,891,548)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(400,000)	(6,935,882)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	1,586,537	—
Net change in advance payments by borrowers for taxes and insurance	16,540	10,971
Dividends paid on common stock	—	(125,000)
Dividends paid to NCI	(53,204)	(50,546)
Stock repurchase attributable to NCI	(9,474)	(770,499)
Proceeds from the issuance of common stock	798	660
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	3,024,746	(1,559,594)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,293,800	3,172,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$24,218,541	$14,698,927

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	(18,556)	(47,033)
Loans transferred from/(to) LHFI (from)/to LHFS, net	156,195	2,770,335
Unsettled purchases of investment securities	111,506	508,635

(1) Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the nine-month period ended September 30, 2021.
(2) Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the nine-month period ended September 30, 2021.
(3) The nine-month periods ended September 30, 2021 and 2020 include cash and cash equivalents balances of $18.6 billion and $8.9 billion, respectively, and restricted cash balances of $5.6 billion, and $5.8 billion, respectively.

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

As of September 30, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC."

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

Agreement to Acquire Pierpont Capital Holdings LLC

In July 2021, SHUSA announced that it has reached an agreement to acquire PCH, parent company of Amherst Pierpont Securities, a market-leading independent fixed-income broker dealer, for a total consideration of approximately $450 million. PCH has a net book value of approximately $300 million. Amherst Pierpont Securities has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong. The transaction is expected to close subject to regulatory approvals and customary closing conditions.

Proposal to Acquire SC Shares

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA does not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer is subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. Upon completion of the transaction, SC will become a wholly-owned subsidiary of SHUSA.

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

Since May 2013, under the MPLFA with Stellantis, SC has operated as Stellantis's preferred provider for consumer loans, leases, and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. In 2019, SC entered into an amendment to the MPLFA which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2021 through the issuance of these Condensed Consolidated Financial Statements, and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements as of September 30, 2021.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$89,437	$1,251	$—	$90,688	$168,075	$2,578	$—	$170,653
Corporate debt securities	239,614	208	(17)	239,805	155,610	114	(9)	155,715
ABS	544,463	472	(410)	544,525	109,888	686	(1,236)	109,338
MBS:
GNMA - Residential	4,226,980	36,398	(11,248)	4,252,130	3,467,611	69,864	(1,350)	3,536,125
GNMA - Commercial	2,017,435	3,295	(33,476)	1,987,254	1,706,648	26,949	(235)	1,733,362
FHLMC and FNMA - Residential	4,213,992	26,002	(42,952)	4,197,042	5,464,821	77,813	(4,351)	5,538,283
FHLMC and FNMA - Commercial	60,870	4,538	—	65,408	63,732	6,283	(2)	70,013
Total investments in debt securities AFS	$11,392,791	$72,164	$(88,103)	$11,376,852	$11,136,385	$184,287	$(7,183)	$11,313,489

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$101,815	$634	$—	$102,449	$44,841	$765	$—	$45,606
MBS:
GNMA - Residential	2,660,934	24,048	(20,090)	2,664,892	1,966,247	51,417	(1,819)	2,015,845
GNMA - Commercial	3,831,297	47,934	(37,085)	3,842,146	3,493,597	124,429	(1,548)	3,616,478
Total investments in debt securities HTM	$6,594,046	$72,616	$(57,175)	$6,609,487	$5,504,685	$176,611	$(3,367)	$5,677,929

As of September 30, 2021 and December 31, 2020, the Company had investment securities with an estimated carrying value of $5.1 billion and $3.5 billion, respectively, pledged as collateral, which were comprised of the following: $1.7 billion and $754.1 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.0 billion and $2.2 billion, respectively, were pledged to secure public fund deposits; $54.9 million and $103.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $372.5 million and $388.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Arrangements discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At September 30, 2021 and December 31, 2020, the Company had $28.9 million and $34.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2021 or December 31, 2020.

There were no transfers of securities between AFS and HTM during the periods ended September 30, 2021 or December 31, 2020.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$206,717	$207,443
Due after 1 year but within 5 years	174,702	177,935
Due after 5 years but within 10 years	287,378	296,585
Due after 10 years	10,723,994	10,694,889
Total	$11,392,791	$11,376,852

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2021 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	48,200	48,491
Due after 5 years but within 10 years	53,615	53,958
Due after 10 years	6,492,231	6,507,038
Total	$6,594,046	$6,609,487

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of September 30, 2021 and December 31, 2020 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$122,897	$(17)	$—	$—	$98,800	$(9)	$—	$—
ABS	387,006	(119)	18,072	(291)	—	—	49,033	(1,236)
MBS:
GNMA - Residential	2,147,459	(11,248)	—	—	347,821	(1,334)	8,875	(16)
GNMA - Commercial	1,824,347	(32,021)	48,992	(1,455)	103,891	(235)	—	—
FHLMC and FNMA - Residential	2,623,491	(42,397)	98,797	(555)	1,040,474	(4,165)	22,749	(186)
FHLMC and FNMA - Commercial	—	—	—	—	—	—	420	(2)
Total investments in debt securities AFS	$7,105,200	$(85,802)	$165,861	$(2,301)	$1,590,986	$(5,743)	$81,077	$(1,440)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of September 30, 2021 and December 31, 2020 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	September 30, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$1,468,773	$(19,916)	$31,233	$(174)	$212,471	$(1,819)	$—	$—
GNMA - Commercial	2,096,426	(35,707)	45,135	(1,378)	155,263	(1,548)	—	—
Total investments in debt securities HTM	$3,565,199	$(55,623)	$76,368	$(1,552)	$367,734	$(3,367)	$—	$—

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2021 or December 31, 2020. As discussed in Note 1 of the Company's 2020 Annual Report on Form 10-K, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Proceeds from the sales of AFS securities	$—	$1,112,033	$1,326,299	$2,665,593

Gross realized gains	$—	$573	$18,267	$33,400
Gross realized losses	(106)	(721)	(3,129)	(1,754)
Net realized gains/(losses) (1)	$(106)	$(148)	$15,138	$31,646
(1)    Includes net realized gain/(losses) on trading securities of $(0.1) million, and $(0.8) million for the three-month and nine-month periods ended September 30, 2021, respectively, and $(0.1) million and $(1.0) million for the three-month and nine-month periods ended September 30, 2020, respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	September 30, 2021	December 31, 2020
FHLB of Pittsburgh and FRB stock	$415,418	$435,330
LIHTC investments	338,292	313,603
Equity securities not held for trading (1)	14,861	14,494
Interest-bearing deposits with an affiliate bank	500,000	750,000
Trading securities	38,748	40,435
Total	$1,307,319	$1,553,862
(1)    Includes $2.7 million and $1.4 million of equity certificates related to an off-balance sheet securitization as of September 30, 2021 and December 31, 2020, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2021, the Company purchased $1.1 million and $4.5 million of FHLB stock at par, respectively, and redeemed $4.9 million and $23.8 million of FHLB stock at par. The Company redeemed zero and $0.7 million of FRB stock at par during the three-month and nine-month periods ended September 30, 2021, respectively. The Company did not purchase any FRB stock during the nine-month period ended September 30, 2021. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of September 30, 2021, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $46.4 billion at September 30, 2021 and $52.0 billion at December 31, 2020.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2021 was $690.6 million, compared to $2.2 billion at December 31, 2020. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $194.1 million as of September 30, 2021 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2021 and December 31, 2020, accrued interest receivable on the Company's loans was $478.9 million and $589.2 million, respectively.

During the nine-month periods ended September 30, 2021 and 2020, SC originated $11.1 billion and $11.1 billion, respectively, in CCAP loans (including through the SBNA originations program), which represented 53% and 61%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

Purchased receivables

During the nine months ended September 30, 2021, SBNA approved and completed purchases of performing personal unsecured loans with a UPB of approximately $641.0 million.

During the three and nine months ended September 30, 2021, SC purchased financial receivables from third party lenders for $67.0 million. The UPB of these loans as of the acquisition date was $112.1 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Sales of receivables

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

During the nine months ended September 30, 2021, SC sold RICs with a UPB of approximately $3.0 billion to third-parties in three separate transactions. Two of these transactions were accounted for as off-balance sheet securitizations.

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,453,398	8.1%	$7,327,853	8.0%
C&I loans	14,950,498	16.3%	16,537,899	17.9%
Multifamily loans	7,325,464	8.0%	8,367,147	9.1%
Other commercial(2)(4)	8,082,374	8.8%	7,455,504	8.1%
Total commercial LHFI	37,811,734	41.2%	39,688,403	43.1%
Consumer loans secured by real estate:
Residential mortgages	5,741,848	6.3%	6,590,168	7.2%
Home equity loans and lines of credit	3,614,472	3.9%	4,108,505	4.5%
Total consumer loans secured by real estate	9,356,320	10.2%	10,698,673	11.7%
Consumer loans not secured by real estate:
RICs and auto loans	42,952,453	46.8%	40,698,642	44.1%
Personal unsecured loans	1,542,315	1.7%	824,430	0.9%
Other consumer(3)	158,883	0.1%	223,034	0.2%
Total consumer loans	54,009,971	58.8%	52,444,779	56.9%
Total LHFI(1)	$91,821,705	100.0%	$92,133,182	100.0%
Total LHFI:
Fixed rate	$64,095,444	69.8%	$64,036,154	69.5%
Variable rate	27,726,261	30.2%	28,097,028	30.5%
Total LHFI(1)	$91,821,705	100.0%	$92,133,182	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $3.0 billion and $3.1 billion as of September 30, 2021 and December 31, 2020, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $39.3 million for which a fair value hedge resulting in a fair value adjustment of $0.2 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month and nine-month periods ended September 30, 2021 and 2020 was as follows:

	Three-Month Period Ended September 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period (1)	$641,515	$6,247,801	$6,889,316
Credit loss expense / (benefit)	(37,806)	46,120	8,314
Charge-offs	(28,835)	(660,488)	(689,323)
Recoveries	15,636	491,145	506,781
Charge-offs, net of recoveries	(13,199)	(169,343)	(182,542)
ALLL, end of period	$590,510	$6,124,578	$6,715,088

Reserve for unfunded lending commitments, beginning of period (1)	$101,477	$22,807	$124,284
Credit loss expense / (benefit) on unfunded lending commitments	12,953	(1,774)	11,179
Reserve for unfunded lending commitments, end of period	114,430	21,033	135,463
Total ACL, end of period	$704,940	$6,145,611	$6,850,551

	Nine-Month Period Ended September 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(107,265)	(103,466)	(210,731)
Charge-offs	(108,523)	(2,049,202)	(2,157,725)
Recoveries	54,102	1,690,949	1,745,051
Charge-offs, net of recoveries	(54,421)	(358,253)	(412,674)
ALLL, end of period	$590,510	$6,124,578	$6,715,088

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(4,699)	(6,293)	(10,992)
Reserve for unfunded lending commitments, end of period	114,430	21,033	135,463
Total ACL, end of period	$704,940	$6,145,611	$6,850,551

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$759,599	$6,353,139	$—	$7,112,738
Credit loss expense / (benefit)	14,797	365,799	—	380,596
Charge-offs	(28,962)	(577,179)	—	(606,141)
Recoveries	7,843	504,562	—	512,405
Charge-offs, net of recoveries	(21,119)	(72,617)	—	(93,736)
ALLL, end of period	$753,277	$6,646,321	$—	$7,399,598

Reserve for unfunded lending commitments, beginning of period	$95,022	$27,721	$—	$122,743
Credit loss expense / (benefit) on unfunded lending commitments	24,752	477	—	25,229
Reserve for unfunded lending commitments, end of period	119,774	28,198	—	147,972
Total ACL, end of period	$873,051	$6,674,519	$—	$7,547,570

	Nine-Month Period Ended September 30, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,919	2,383,711	(46,748)	2,535,882
Credit loss expense / (benefit)	254,262	2,268,811	—	2,523,073
Charge-offs	(125,871)	(2,721,664)	—	(2,847,535)
Recoveries	26,138	1,515,851	—	1,541,989
Charge-offs, net of recoveries	(99,733)	(1,205,813)	—	(1,305,546)
ALLL, end of period	$753,277	$6,646,321	$—	$7,399,598

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense / (benefit) on unfunded lending commitments	23,759	21,976	—	45,735
Reserve for unfunded lending commitments, end of period	119,774	28,198	—	147,972
Total ACL, end of period	$873,051	$6,674,519	$—	$7,547,570

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company estimates CECL based on prospective information as well as account-level models based on historical data. Unemployment, HPI, GDP, CRE price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD). To estimate the LGD, the models use unemployment, HPI, CRE and used vehicle indices, along with loan level characteristics as key inputs.

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

The Company's allowance for loan losses decreased by $623.4 million from December 31, 2020, primarily due to an improved macroeconomic outlook as well as improved credit quality and performance.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financial instruments that are either non-accrual with related expected credit loss or nonaccrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Non-accrual loans:
Commercial:
CRE	$110,376	$106,751	$89,547	$84,816
C&I	85,597	107,053	47,027	60,029
Multifamily	116,605	72,392	116,441	65,936
Other commercial	10,598	20,019	6,443	3,778
Total commercial loans	323,176	306,215	259,458	214,559
Consumer:
Residential mortgages	98,952	160,172	39,094	98,308
Home equity loans and lines of credit	92,998	91,606	41,921	32,130
RICs and auto loans	1,242,960	1,174,317	204,193	191,370
Personal unsecured loans	—	—	—	—
Other consumer	4,848	6,325	63	34
Total consumer loans	1,439,758	1,432,420	285,271	321,842
Total non-accrual loans	1,762,934	1,738,635	544,729	536,401

OREO	3,960	29,799	—	—
Repossessed vehicles	232,614	204,653	—	—
Foreclosed and other repossessed assets	944	3,247	—	—
Total OREO and other repossessed assets	237,518	237,699	—	—
Total non-performing assets	$2,000,452	$1,976,334	$544,729	$536,401
(1) Interest income recognized on nonaccrual loans was $26.3 million and $73.0 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to $21.8 million and $84.4 million for the three-month and nine-month periods ended September 30, 2020, respectively.

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

The age of amortized cost in past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	September 30, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(3)	$24,743	$49,067	$73,810	$7,393,232	$7,467,042	$—
C&I(1)	27,356	22,439	49,795	15,000,779	15,050,574	—
Multifamily	36,505	25,840	62,345	7,286,327	7,348,672	—
Other commercial	179,750	2,884	182,634	7,899,740	8,082,374	—
Consumer:
Residential mortgages(2)	75,958	72,590	148,548	5,787,378	5,935,926	—
Home equity loans and lines of credit	19,914	60,829	80,743	3,533,729	3,614,472	—
RICs and auto loans(4)	3,153,639	229,792	3,383,431	39,928,583	43,312,014	—
Personal unsecured loans	7,977	5,554	13,531	1,528,784	1,542,315	2,214
Other consumer	3,007	306	3,313	155,570	158,883	—
Total	$3,528,849	$469,301	$3,998,150	$88,514,122	$92,512,272	$2,214
(1) C&I loans includes $100.1 million of LHFS at September 30, 2021.
(2) Residential mortgages includes $194.1 million of LHFS at September 30, 2021.
(3) CRE loans include $13.6 million of LHFS at September 30, 2021.
(4) RICs and auto loans includes $359.6 million of LHFS at September 30, 2021.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2021	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2021(3)	2020	2019	2018	2017	Prior	Total
CRE
Pass	$532,153	$1,162,932	$1,649,972	$1,081,959	$508,030	$1,662,006	$6,597,052
Special mention	—	11,066	2,374	94,256	113,481	49,668	270,845
Substandard	—	5,285	123,962	180,459	47,017	242,422	599,145
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$532,153	$1,179,283	$1,776,308	$1,356,674	$668,528	$1,954,096	$7,467,042
C&I
Pass	$2,804,360	$3,543,973	$2,250,445	$1,557,532	$663,272	$2,269,634	$13,089,216
Special mention	38,417	22,186	176,902	97,231	54,970	103,840	493,546
Substandard	20,631	73,811	15,206	110,128	28,208	249,871	497,855
Doubtful	—	—	—	—	—	—	—
N/A(2)	399,089	299,470	206,636	47,936	7,860	8,966	969,957
Total C&I	$3,262,497	$3,939,440	$2,649,189	$1,812,827	$754,310	$2,632,311	$15,050,574
Multifamily
Pass	$790,294	$785,282	$1,459,687	$929,974	$839,620	$1,119,423	$5,924,280
Special mention	—	10,128	86,128	101,569	15,931	75,389	289,145
Substandard	4,075	79,534	245,272	389,024	185,282	232,060	1,135,247
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$794,369	$874,944	$1,791,087	$1,420,567	$1,040,833	$1,426,872	$7,348,672
Remaining commercial
Pass	$3,001,967	$2,252,908	$1,039,187	$510,508	$288,220	$949,740	$8,042,530
Special mention	37	—	3,157	5,509	657	4,150	13,510
Substandard	475	654	7,757	2,647	2,162	12,483	26,178
Doubtful	81	—	—	75	—	—	156
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$3,002,560	$2,253,562	$1,050,101	$518,739	$291,039	$966,373	$8,082,374
Total Commercial loans
Pass	$7,128,774	$7,745,095	$6,399,291	$4,079,973	$2,299,142	$6,000,803	$33,653,078
Special mention	38,454	43,380	268,561	298,565	185,039	233,047	1,067,046
Substandard	25,181	159,284	392,197	682,258	262,669	736,836	2,258,425
Doubtful	81	—	—	75	—	—	156
N/A(2)	399,089	299,470	206,636	47,936	7,860	8,966	969,957
Total commercial loans	$7,591,579	$8,247,229	$7,266,685	$5,108,807	$2,754,710	$6,979,652	$37,948,662
(1)Includes $136.9 million of LHFS at September 30, 2021.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year-to-date ended September 30, 2021.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of September 30, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(2)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(1)	$1,180,058	$855,656	$520,721	$284,251	$254,373	$149,940	$3,244,999	7.6%
<600	5,850,839	4,280,234	2,935,090	1,716,119	685,895	655,324	16,123,501	37.5%
600-639	2,810,074	1,819,849	1,213,116	624,180	197,671	655,329	7,320,219	17.0%
>=640	7,287,090	4,720,566	3,111,366	847,553	149,072	148,087	16,263,734	37.9%
Total	$17,128,061	$11,676,305	$7,780,293	$3,472,103	$1,287,011	$1,608,680	$42,952,453	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year-to-date ended September 30, 2021.
(3)    Excludes LHFS.

As of December 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,326,026	$839,412	$450,539	$484,975	$230,382	$142,746	$3,474,080	8.5%
<600	6,056,260	4,373,991	2,648,215	1,126,742	685,830	634,480	15,525,518	38.2%
600-639	2,782,566	1,912,731	1,001,985	335,111	229,690	173,501	6,435,584	15.8%
>=640	8,427,478	4,832,173	1,382,133	264,635	200,430	156,611	15,263,460	37.5%
Total	$18,592,330	$11,958,307	$5,482,872	$2,211,463	$1,346,332	$1,107,338	$40,698,642	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2021	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$724	$—	$—	$489	$2,599	$3,812
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	24,542	3,211	2,397	1,194	1,661	6,827	39,832
<600
LTV <= 70%	$303	$1,820	$8,684	$7,022	$12,684	$88,637	$119,150
70.01-80%	443	1,600	6,042	10,375	5,587	1,014	25,061
80.01-90%	271	2,250	3,167	607	—	406	6,701
90.01-100%	391	—	—	—	—	70	461
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	—	—	—	—	—	69	69
600-639
LTV <= 70%	$747	$4,214	$10,821	$5,123	$9,309	$72,888	$103,102
70.01-80%	1,235	1,905	5,924	6,462	1,160	409	17,095
80.01-90%	882	2,820	3,290	—	—	624	7,616
90.01-100%	1,548	—	—	—	—	634	2,182
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$5,134	$19,573	$22,500	$16,731	$26,099	$129,752	$219,789
70.01-80%	3,429	7,325	15,019	11,572	3,818	1,097	42,260
80.01-90%	3,401	11,427	7,939	—	—	609	23,376
90.01-100%	4,311	—	—	—	—	395	4,706
100.01-110%	—	—	—	—	—	65	65
LTV>110%	—	—	—	—	—	151	151
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$36,616	$47,378	$63,985	$30,568	$59,576	$223,345	$461,468
70.01-80%	18,685	10,144	21,765	15,028	5,495	1,619	72,736
80.01-90%	6,793	20,699	14,308	—	—	1,428	43,228
90.01-100%	15,600	—	—	—	—	988	16,588
100.01-110%	—	—	—	—	—	124	124
LTV>110%	—	—	—	—	—	1,496	1,496
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$128,411	$125,712	$111,006	$69,477	$102,655	$312,501	$849,762
70.01-80%	77,977	33,441	42,009	30,662	6,214	2,006	192,309
80.01-90%	10,703	40,860	27,872	—	—	841	80,276
90.01-100%	19,676	99	—	—	—	100	19,875
100.01-110%	—	—	—	—	—	450	450
LTV>110%	—	—	—	—	—	94	94
LTV - N/A(2)	—	—	—	—	—	172	172
>=760
LTV <= 70%	$361,688	$550,188	$332,476	$150,815	$306,095	$1,140,650	$2,841,912
70.01-80%	143,389	136,002	75,253	45,085	15,981	4,450	420,160
80.01-90%	17,019	56,004	29,765	—	—	1,204	103,992
90.01-100%	18,804	—	—	—	561	574	19,939
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	1,517	1,517
LTV - N/A(2)	—	—	—	—	—	249	249
Total - All FICO Bands
LTV <= 70%	$532,899	$749,609	$549,472	$279,736	$516,907	$1,970,372	$4,598,995
70.01-80%	245,158	190,417	166,012	119,184	38,255	10,595	769,621
80.01-90%	39,069	134,060	86,341	607	—	5,112	265,189
90.01-100%	60,330	99	—	—	561	2,761	63,751
100.01-110%	—	—	—	—	—	639	639
LTV>110%	—	—	—	—	—	3,258	3,258
LTV - N/A(2)	24,542	3,211	2,397	1,194	1,661	7,390	40,395
Grand Total	$901,998	$1,077,396	$804,222	$400,721	$557,384	$2,000,127	$5,741,848
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the year-to-date ended September 30, 2021.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of September 30, 2021	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$—	$562	$116	$299	$421	$996	$2,394	$2,394
70.01-90%	—	—	—	—	—	45	45	45
90.01-110%	—	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	1,542	3,173	4,148	5,115	4,865	69,967	88,810	49,855
<600
LTV <= 70%	$124	$620	$3,645	$9,914	$12,290	$114,231	$140,824	$122,844
70.01-90%	1	—	557	558	359	3,726	5,201	4,727
90.01-110%	—	—	—	—	—	787	787	726
LTV>110%	—	—	—	—	—	1,060	1,060	1,059
LTV - N/A(2)	—	—	—	—	115	—	115	115
600-639
LTV <= 70%	$289	$1,903	$4,973	$10,285	$11,263	$94,386	$123,099	$112,785
70.01-90%	13	95	798	658	392	4,673	6,629	5,986
90.01-110%	—	—	—	—	—	1,936	1,936	1,770
LTV>110%	—	—	—	—	—	807	807	770
LTV - N/A(2)	—	—	—	—	—	520	520	520
640-679
LTV <= 70%	$1,597	$5,573	$15,241	$27,201	$22,875	$159,398	$231,885	$223,027
70.01-90%	296	713	2,066	1,660	628	9,564	14,927	14,171
90.01-110%	—	—	—	—	—	2,731	2,731	2,496
LTV>110%	—	—	—	—	—	1,274	1,274	1,259
LTV - N/A(2)	—	—	25	—	—	177	202	183
680-719
LTV <= 70%	$11,184	$28,844	$37,291	$51,241	$53,239	$265,031	$446,830	$433,930
70.01-90%	3,853	3,962	5,308	2,630	1,305	13,274	30,332	29,438
90.01-110%	—	—	—	—	—	4,072	4,072	3,884
LTV>110%	219	36	—	—	—	4,729	4,984	4,820
LTV - N/A(2)	—	—	51	—	—	61	112	112
720-759
LTV <= 70%	$20,770	$42,665	$60,782	$74,017	$83,775	$361,248	$643,257	$631,838
70.01-90%	7,016	5,546	6,098	3,480	1,439	15,545	39,124	38,020
90.01-110%	394	—	—	—	—	4,511	4,905	4,546
LTV>110%	163	—	—	—	—	2,968	3,131	3,065
LTV - N/A(2)	—	24	—	—	5	147	176	167
>=760
LTV <= 70%	$58,845	$135,150	$169,879	$213,693	$187,656	$934,891	$1,700,114	$1,669,288
70.01-90%	13,044	16,395	13,194	4,666	1,906	47,204	96,409	94,126
90.01-110%	1,149	266	116	—	—	8,451	9,982	9,206
LTV>110%	1,524	973	—	—	—	4,306	6,803	6,764
LTV - N/A(2)	218	—	8	111	65	593	995	995
Total - All FICO Bands
LTV <= 70%	$92,809	$215,317	$291,927	$386,650	$371,519	$1,930,181	$3,288,403	$3,196,106
LTV 70.01 - 90%	24,223	26,711	28,021	13,652	6,029	94,031	192,667	186,513
LTV 90.01 - 110%	1,543	266	116	—	—	22,488	24,413	22,628
LTV>110%	1,906	1,009	—	—	—	15,144	18,059	17,737
LTV - N/A(2)	1,760	3,197	4,232	5,226	5,050	71,465	90,930	51,947
Grand Total	$122,241	$246,500	$324,296	$405,528	$382,598	$2,133,309	$3,614,472	$3,474,931
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$750	$—	$521	$500	$—	$3,148	$4,919
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	4,410	120,200
<600
LTV <= 70%	$876	$3,988	$6,255	$13,646	$13,775	$109,076	$147,616
70.01-80%	1,053	5,235	4,603	7,707	3,406	2,832	24,836
80.01-90%	221	8,801	8,442	1,577	—	1,102	20,143
90.01-100%	292	2,792	—	—	219	690	3,993
100.01-110%	—	—	—	—	—	353	353
LTV>110%	—	—	—	—	—	1,445	1,445
LTV - N/A(2)	—	—	—	—	—	92	92
600-639
LTV <= 70%	$3,058	$3,923	$4,275	$11,593	$10,710	$81,496	$115,055
70.01-80%	1,585	4,839	3,901	5,300	2,040	2,935	20,600
80.01-90%	1,233	6,910	5,693	1,870	249	581	16,536
90.01-100%	2,321	2,364	—	—	—	193	4,878
100.01-110%	—	—	—	—	—	707	707
LTV>110%	—	—	—	—	—	333	333
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$11,264	$21,946	$17,039	$24,447	$26,992	$124,559	$226,247
70.01-80%	12,585	18,756	8,079	7,117	1,377	2,426	50,340
80.01-90%	2,385	18,975	12,715	1,265	—	1,108	36,448
90.01-100%	7,256	4,501	—	—	—	573	12,330
100.01-110%	—	—	—	—	—	240	240
LTV>110%	—	—	—	—	—	432	432
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$34,802	$49,625	$41,447	$56,362	$54,836	$196,173	$433,245
70.01-80%	38,582	37,546	20,202	18,615	5,047	4,556	124,548
80.01-90%	7,616	39,239	22,510	2,195	—	3,025	74,585
90.01-100%	29,050	8,147	—	—	—	526	37,723
100.01-110%	101	—	—	—	—	475	576
LTV>110%	—	—	—	—	—	802	802
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$105,769	$89,140	$88,485	$145,301	$132,720	$285,308	$846,723
70.01-80%	81,595	62,488	29,767	25,421	8,163	5,334	212,768
80.01-90%	16,714	57,807	30,850	2,754	355	1,566	110,046
90.01-100%	37,846	12,066	—	—	—	563	50,475
100.01-110%	—	—	—	—	—	68	68
LTV>110%	—	—	—	—	—	206	206
LTV - N/A(2)	—	—	—	—	—	227	227
>=760
LTV <= 70%	$381,713	$335,559	$224,505	$456,792	$527,624	$1,066,295	$2,992,488
70.01-80%	221,896	227,139	71,681	48,411	17,893	8,473	595,493
80.01-90%	42,464	134,309	50,128	7,977	—	3,886	238,764
90.01-100%	37,279	21,057	—	—	74	1,419	59,829
100.01-110%	—	—	—	571	—	1,008	1,579
LTV>110%	—	—	—	—	92	1,734	1,826
LTV - N/A(2)	—	—	—	—	—	381	381
Total - All FICO Bands
LTV <= 70%	$538,232	$504,181	$382,527	$708,641	$766,657	$1,866,055	$4,766,293
70.01-80%	357,296	356,003	138,233	112,571	37,926	26,556	1,028,585
80.01-90%	70,633	266,041	130,338	17,638	604	11,268	496,522
90.01-100%	114,044	50,927	—	—	293	3,964	169,228
100.01-110%	101	—	—	571	—	2,851	3,523
LTV>110%	—	—	—	—	92	4,952	5,044
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	5,183	120,973
Grand Total	$1,189,694	$1,179,322	$652,298	$840,968	$807,057	$1,920,829	$6,590,168
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
(1) - (4) Refer to corresponding notes above

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020

Performing	$4,015,933	$3,850,622
Non-performing	570,679	473,507
Total (1)	$4,586,612	$4,324,129
(1) Excludes LHFS.

The increase in total TDRs was primarily due to the resumption of the pre-COVID-19 method of determining whether or not a modification qualifies as a TDR for RICs effective January 1, 2021.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended September 30, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	1	$458	$458
C&I	46	3,299	3,295
Other commercial	10	174	174
Consumer:
Residential mortgages(3)	41	11,217	11,205
Home equity loans and lines of credit	132	18,796	18,804
RICs and auto loans	12,680	238,473	239,197
Personal unsecured loans	51	747	744
Other consumer	8	137	137
Total	12,969	$273,301	$274,014

	Nine-Month Period Ended September 30, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	12	$44,463	$44,463
C&I	416	46,888	46,941
Multi-family	2	29,370	29,370
Other commercial	190	14,827	14,827
Consumer:
Residential mortgages(3)	384	105,943	105,695
Home equity loans and lines of credit	498	72,648	73,107
RICs and auto loans	70,117	1,418,303	1,425,079
Personal unsecured loans	128	1,746	1,731
Other consumer	24	727	717
Total	71,771	$1,734,915	$1,741,930
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	20	$33,898	$33,898
C&I	126	22,611	22,631
Other commercial	4	894	894
Consumer:
Residential mortgages(3)	161	12,422	12,419
Home equity loans and lines of credit	21	2,189	2,295
RICs and auto loans	14,885	327,080	328,610
Personal unsecured loans	2	7	—
Other consumer	1	1,250	1,250
Total	15,220	$400,351	$401,997

	Nine-Month Period Ended September 30, 2020
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	31	$48,872	$48,872
C&I	515	50,576	50,694
Multi-family	5	51,466	51,466
Other commercial	9	1,011	1,011
Consumer:
Residential mortgages(3)	189	16,094	16,234
Home equity loans and lines of credit	71	6,956	7,329
RICs and auto loans	70,527	1,428,155	1,446,032
Personal unsecured loans	4	7	—
Other consumer	12	1,323	1,306
Total	71,363	$1,604,460	$1,622,944
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2021 and 2020, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2021		2020		2021		2020
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	1	$738	2	$3,011	1	$738	34	$8,125
C&I	33	8,391	26	905	87	10,464	42	9,165
Other commercial	—	—	—	—	1	17	1	45
Consumer:
Residential mortgages	11	2,553	3	397	21	4,037	33	5,278
Home equity loans and lines of credit	3	104	—	—	7	869	22	3,104
RICs and auto loans	4,749	91,722	4,398	83,849	14,554	285,451	10,519	186,049
Personal unsecured loans	3	56	—	—	9	139	—	—
Other consumer	4	61	—	—	4	61	1	44
Total	4,804	$103,625	4,429	$88,162	14,684	$301,776	10,652	$211,810
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

Income continues to accrue during the extension period and remaining lease payments are recorded on a straight-line basis over the modified lease term. Beginning in the third quarter of 2021, SC agreed to provide SBNA with support services in connection with the origination and servicing of vehicle leases, primarily from Stellantis dealers, that are funded and owned by SBNA. SC recognizes referral fee and servicing fee income in connection with these agreements that eliminate in consolidation.

Operating lease assets, net consisted of the following as of September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Leased vehicles	$20,280,991	$22,056,063
Less: accumulated depreciation	(3,924,669)	(4,796,595)
Depreciated net capitalized cost	16,356,322	17,259,468
Manufacturer Subvention payments, net of accretion	(708,216)	(934,381)
Origination fees and other costs	122,214	66,020
Leased vehicles, net	15,770,320	16,391,107

Commercial equipment vehicles and aircraft, gross	2,677	28,661
Less: accumulated depreciation	(809)	(6,839)
Commercial equipment vehicles and aircraft, net	1,868	21,822
Total operating lease assets, net	$15,772,188	$16,412,929

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2021 (in thousands):

2021	$919,573
2022	2,137,143
2023	1,398,539
2024	306,335
2025	26,952
Thereafter	1,295
Total	$4,789,837

During the three-month and nine-month periods ended September 30, 2021, the Company recognized $103.2 million and $390.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $120.4 million and $170.5 million for the corresponding periods in 2020. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units as of September 30, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at September 30, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

During the three-month and nine-month periods ended September 30, 2021, there were no disposals, additions, impairments or re-allocations of goodwill.

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2021		December 31, 2020
(in thousands)	Net Carrying Amount	Accumulated Amortization (2)	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$289,833	$(180,167)	$308,768	$(271,232)
Chrysler relationship	23,750	(115,000)	35,000	(103,750)
Trade name	—	—	12,300	(5,700)
Other intangibles(1)	35,981	(46,891)	1,479	(55,694)
Total intangibles subject to amortization	$349,564	$(342,058)	$357,547	$(436,376)
(1) Includes approximately $37 million of intangible assets added in connection with the close of its agreement with Crédit Agricole Corporate and Investment Bank, S.A.to take over management of global wealth management client assets and liabilities. This intangible asset will be amortized over a six year useful life.
(2) Includes removal of accumulated amortization on fully-amortized intangible assets.

At September 30, 2021 and December 31, 2020, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $11.4 million and $33.5 million for the three-month and nine-month periods ended September 30, 2021, respectively, and $14.7 million and $44.2 million for the corresponding periods in 2020.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2021	$43,462	$33,450	$10,012
2022	44,874	—	44,874
2023	33,621	—	33,621
2024	29,764	—	29,764
2025	29,729	—	29,729
Thereafter	201,572	—	201,572

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Operating lease ROU assets	$529,222	$540,222
Deferred tax assets	45,614	11,114
Accrued interest receivable	512,407	634,509
Derivative assets at fair value	774,978	1,219,090
Other repossessed assets	233,558	207,900
Equity method investments	251,025	272,633
MSRs	79,580	77,545
OREO	3,960	29,799
Income tax receivables	194,646	225,736
Prepaid expense	296,563	225,251
Miscellaneous assets and receivables	603,594	608,431
Total Other assets	$3,525,147	$4,052,230

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

For the three-month and nine-month periods ended September 30, 2021, operating lease expenses were $32.2 million and $109.0 million, respectively, compared to $36.8 million and $112.6 million for the corresponding periods in 2020. Sublease income was $1.1 million and $3.4 million, respectively, for the three-month and nine-month periods ended September 30, 2021 compared to $0.7 million and $3.3 million for the corresponding periods in 2020. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2021	Total Operating leases
(in thousands)
2021	$35,618
2022	137,500
2023	120,166
2024	104,982
2025	79,129
Thereafter	169,556
Total lease liabilities	$646,951
Less: Interest	(51,996)
Present value of lease liabilities	$594,955

Supplemental Balance Sheet Information	September 30, 2021	December 31, 2020
Operating lease ROU assets	$529,222	$540,222
Other liabilities	594,955	606,000
Weighted-average remaining lease term (years)	6.2	6.5
Weighted-average discount rate	2.8%	2.9%

	Nine-Month Period Ended September 30,
Other Information	2021	2020
	(in thousands)
Operating cash flows from operating leases(1)	$(108,458)	$(105,497)
Leased assets obtained in exchange for new operating lease liabilities	$68,248	$34,921
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

For further description of the Company’s securitization activities, involvement with VIEs and accounting policies regarding consolidation of VIEs, see Part II, Item 8 - Financial Statements and Supplementary Data (Note 8) in the Company's 2020 Annual Report on Form 10-K.

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Assets
Restricted cash	$1,682,654	$1,737,021
LHFS	113,313	581,938
LHFI	21,785,308	22,572,549
Operating lease assets, net	15,529,610	16,391,107
Various other assets	706,130	791,306
Total Assets	$39,817,015	$42,073,921
Liabilities
Notes payable	$30,632,558	$31,700,709
Various other liabilities	107,743	84,922
Total Liabilities	$30,740,301	$31,785,631

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

As of September 30, 2021 and December 31, 2020, the Company was servicing $26.1 billion and $27.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remain unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the three-month and nine-month periods ended September 30, 2021, and 2020 is as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Assets securitized	$7,095,782	$5,282,901	$18,457,441	$15,845,707

Net proceeds from new securitizations (1)	$6,591,786	$4,662,211	$16,168,394	$11,470,857
Net proceeds from sale of retained bonds	—	1,293	195,967	57,286
Cash received for servicing fees (2)	228,194	242,245	686,789	735,533
Net distributions from Trusts (2)	1,391,970	1,173,276	4,435,605	2,730,657
Total cash received from Trusts	$8,211,950	$6,079,025	$21,486,755	$14,994,333
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the nine-month periods ended September 30, 2021, and 2020, SC sold $1.9 billion and $1.1 billion, respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a gain of $7.2 million and a loss of $40.6 million, respectively. The gains and losses were recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

As of September 30, 2021 and December 31, 2020, the Company was servicing $2.8 billion and $2.2 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	September 30, 2021	December 31, 2020
Related party SPAIN securitizations	$687,158	$1,214,644
Third-party SCART serviced securitizations	2,067,156	929,429
Third-party CCAP securitizations	—	82,713
Total serviced for other portfolio	$2,754,314	$2,226,786

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively, were as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Receivables securitized (1)	$—	$636,301	$1,891,278	$1,148,587
Net proceeds from new securitizations	—	592,455	1,779,532	1,052,541
Cash received for servicing fees	8,041	6,598	24,061	17,856
Total cash received from Trusts	$8,041	$599,053	$1,803,593	$1,070,397
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,840,744	16.2%	$11,097,595	14.7%
Non-interest-bearing demand deposits	24,143,966	30.4%	21,800,278	28.9%
Savings	5,533,013	7.0%	4,827,065	6.4%
Customer repurchase accounts	385,667	0.5%	323,398	0.4%
Money market	33,798,890	42.5%	33,358,315	44.4%
CDs	2,757,910	3.4%	3,897,056	5.2%
Total deposits (1)	$79,460,190	100.0%	$75,303,707	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.3 billion and $5.8 billion at September 30, 2021 and December 31, 2020, respectively.

Deposits collateralized by investment securities, loans, and other financial instruments totaled $3.0 billion and $2.2 billion at September 30, 2021 and December 31, 2020, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $258.9 million and $110.5 million at September 30, 2021 and December 31, 2020, respectively.
At September 30, 2021 and December 31, 2020, the Company had $198.0 million and $768.2 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2021 were $43.7 billion, compared to $46.4 billion at December 31, 2020. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

SBNA

SBNA had no securities issuances during the nine-month periods ended September 30, 2021 or 2020 and no repurchases during the nine-month period ended September 30, 2021.

During the nine-month period ended September 30, 2020, the Bank repurchased the following borrowings and other debt obligations:
• $126.4 million of its REIT preferred debt.
• $1.0 billion prepayment of FHLB advances.

SHUSA

SHUSA had no securities issuances during the nine-month period ended September 30, 2021.

During the nine-month period ended September 30, 2021, SHUSA called $427.9 million of its senior floating-rate notes due June 2022.

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
•$114.5 million of senior floating rate notes due September 2020

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
4.45% senior notes due December 2021	$491,998	4.61%	$491,411	4.61%
3.70% senior notes due March 2022	706,757	3.67%	707,896	3.67%
3.40% senior notes due January 2023	998,269	3.54%	997,298	3.54%
3.50% senior notes due June 2024	1,097,516	4.56%	996,687	3.60%
4.50% senior notes due July 2025	1,049,556	4.40%	1,097,074	4.56%
4.40% senior notes due July 2027	997,376	3.60%	1,049,531	4.40%
2.88% senior notes due January 2024 (3)	750,000	2.88%	750,000	2.88%
5.83% senior notes due March 2023 (3)	500,000	5.83%	500,000	5.83%
3.24% senior notes due November 2026	917,427	3.97%	913,239	3.97%
3.45% senior notes, due June 2025	995,701	3.58%	994,871	3.58%
3.50% senior notes, due April 2023	447,090	3.52%	447,039	3.52%
Senior notes due June 2022(1)	720,937	1.30%	427,925	1.84%
Senior notes due January 2023 (2)	439,069	1.31%	720,904	2.06%
Senior notes due July 2023 (2)	—	—%	439,022	2.04%
Short-term borrowing due within one year, with an affiliate	—	—%	123,453	2.00%
Subsidiaries
2.00% subordinated debt maturing through 2021	11	2.00%	11	2.00%
Short-term borrowing with an affiliate, maturing January 2021	—	—%	200,000	0.10%
Short-term borrowing due within one year, maturing October 2021	33,365	0.05%	15,750	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,145,072	3.65%	$10,872,111	3.57%
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) This note will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(3) These notes are payable to SHUSA's parent company, Santander.

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
FHLB advances, maturing through May 2022	$750,000	0.63%	$1,150,000	0.64%

SBNA had outstanding irrevocable letters of credit totaling $153.5 million from the FHLB of Pittsburgh at September 30, 2021 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS (continued)

SC Credit Facilities

The following tables present information regarding SC's credit facilities as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due June 2023	$—	$500,000	—%	$367,404	$—
Warehouse line due March 2023	—	1,250,000	—%	246,480	1
Warehouse line due October 2022	—	1,500,000	—%	121,046	—
Warehouse line due October 2022	—	3,500,000	—%	133,429	—
Warehouse line due October 2022	—	500,000	—%	13,409	500
Warehouse line due October 2022	—	2,100,000	—%	175,624	64
Warehouse line due January 2023	—	1,000,000	—%	477,840	—
Warehouse line due November 2022	—	500,000	—%	279,703	—
Warehouse line due July 2022	—	900,000	—%	—	—
Total facilities with third parties	$—	$11,750,000	—%	$1,814,935	$565

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	2.03%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.52%	$—	$—

Total SC credit facilities	$4,000,000	$15,750,000	1.52%	$1,814,935	$565

	December 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due March 2022	$942,845	$1,250,000	1.34%	$1,621,206	$1
Warehouse line due November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line due October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line due October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line due August 2022	—	500,000	1.50%	159,348	—
Warehouse line due January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line due July 2022	—	900,000	1.46%	—	1,684
Warehouse line due October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line due October 2022	441,143	3,500,000	3.45%	2,057,758	—
Repurchase facility due January 2021	167,967	167,967	1.64%	217,200	—
Total facilities with third parties	$4,159,955	$11,917,967	2.21%	$7,063,398	$2,886

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC credit facilities	$8,159,955	$15,917,967	1.72%	$7,063,398	$2,886

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between July 2022 and March 2029(1)	$24,657,131	$51,829,495	0.48% - 3.42%	$31,403,177	$1,665,870
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	4,174,727	8,761,563	1.28% - 3.90%	6,757,436	16,219
Total SC secured structured financings	$28,831,858	$60,591,058	0.48% - 3.90%	$38,160,613	$1,682,089
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

Most of SC's secured structured financings are in the form of public, SEC-registered securitizations. SC also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. SC's securitizations and private issuances are collateralized by vehicle RICs and loans or leases. As of September 30, 2021 and December 31, 2020, SC had private issuances of notes backed by vehicle leases outstanding totaling $6.6 billion and $8.7 billion, respectively.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the three-month and nine-month periods ended September 30, 2021, and 2020, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2021			June 30, 2021		September 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(32,419)	$7,022	$(25,397)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	8,043	(2,007)	6,036
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(24,376)	5,015	(19,361)	$12,009	$(19,361)	$(7,352)

Change in unrealized (losses) on investments in debt securities AFS	(35,412)	9,304	(26,108)
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	105	(28)	77
Net unrealized gains on investments in debt securities AFS	(35,307)	9,276	(26,031)	4,107	(26,031)	(21,924)
Pension and post-retirement actuarial gain(3)	756	(130)	626	(27,636)	626	(27,010)

As of September 30, 2021	$(58,927)	$14,161	$(44,766)	$(11,520)	$(44,766)	$(56,286)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2020			June 30, 2020		September 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(34,921)	$(4,073)	$(38,994)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	274	18	292
Net unrealized gains on cash flow hedge derivative financial instruments	(34,647)	(4,055)	(38,702)	$135,539	$(38,702)	$96,837
Change in unrealized gains on investment securities	(15,446)	2,124	(13,322)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)(4)	(32,731)	4,502	(28,229)
Net unrealized (losses) on investment securities AFS	(48,177)	6,626	(41,551)	168,240	(41,551)	126,689
Pension and post-retirement actuarial gain(3)	18,368	(128)	18,240	(44,093)	18,240	(25,853)
As of September 30, 2020	$(64,456)	$2,443	$(62,013)	$259,686	$(62,013)	$197,673

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine-Month Period Ended September 30, 2021			December 31, 2020		September 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(122,661)	$30,017	$(92,644)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	8,326	(1,201)	7,125
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(114,335)	28,816	(85,519)	$78,167	$(85,519)	$(7,352)

Change in unrealized gains/(losses) on investments in debt securities	(173,102)	45,108	(127,994)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(15,138)	3,945	(11,193)
Net unrealized gains/(losses) on investments in debt securities	(188,240)	49,053	(139,187)	117,263	(139,187)	(21,924)
Pension and post-retirement actuarial gain(3)	2,738	(613)	2,125	(29,135)	2,125	(27,010)
As of September 30, 2021	$(299,837)	$77,256	$(222,581)	$166,295	$(222,581)	$(56,286)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine-Month Period Ended September 30, 2020			December 31, 2019		September 30, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$180,139	$(63,520)	$116,619
Reclassification adjustment for net loss/(gains) on cash flow hedge derivative financial instruments(1)	411	(79)	332
Net unrealized gains on cash flow hedge derivative financial instruments	180,550	(63,599)	116,951	$(20,114)	$116,951	$96,837
Cumulative impact of adoption of new ASUs (4)					—
Net unrealized (losses) on cash flow hedge derivative financial instruments upon adoption					116,951	96,837

Change in unrealized gains/(losses) on investments in debt securities	257,976	(70,309)	187,667
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(55,246)	17,148	(38,098)
Net unrealized gains/(losses) on investment securities	202,730	(53,161)	149,569	(22,880)	149,569	126,689
Pension and post-retirement actuarial gain(3)	19,874	(514)	19,360	(45,213)	19,360	(25,853)

As of September 30, 2020	$403,154	$(117,274)	$285,880	$(88,207)	$285,880	$197,673
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

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Securities purchased under agreements to resell	$623,140	$—
Securities borrowed	966,184	—
Total	$1,589,324	$—

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	September 30, 2021	December 31, 2020
Securities sold under agreements to repurchase	$1,586,537	$—

NOTE 11. SECURITIES FINANCING AGREEMENTS (continued)

Securities Financing Agreements are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. At September 30, 2021, there was an immaterial amount of Securities Financing Agreement assets or liabilities which qualified for offset in the Condensed Consolidated Balance Sheets.

The following tables present the gross amounts of liabilities associated with Securities Financing Agreements by remaining contractual maturity:

	September 30, 2021
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$1,586,537	$—	$—	$—	$1,586,537

The following tables present the gross amounts of liabilities associated with Securities Financing Agreements by class of underlying collateral as of September 30, 2021:

(in thousands)	Repurchase agreements
U.S. Treasury and federal agency securities	$946,745
Residential agency MBS	$639,792
Total	$1,586,537

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2021, derivatives in this category had a fair value of $0.6 million. The credit ratings of the Company and SBNA are currently considered investment grade. During the third quarter of 2021, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2021 and December 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $8.5 million and $9.9 million, respectively. The Company had $8.6 million and $3.9 million in cash and securities collateral posted to cover those positions as of September 30, 2021 and December 31, 2020, respectively.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2021, the Company estimated that approximately $24.3 million of unrealized gains included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2021 and December 31, 2020 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$421	$22	1.34%	7.3%	1.84
Interest rate swaps	$39,300	$139	$275	0.05%	0.71%	4.74
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,945,000	78,699	44,857	0.99%	0.08%	2.19
Interest rate floor	925,000	612	—	0.05%	—%	1.93
Total	$12,924,043	$79,871	$45,154	0.92%	0.08%	2.18

December 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,450,000	$124	$70,589	0.18%	1.50%	1.90
Pay variable - receive fixed interest rate swaps	8,745,000	150,206	182	1.16%	0.14%	2.12
Interest rate floor	3,525,000	27,507	—	1.28%	—%	1.10
Total	$14,720,000	$177,837	$70,771	1.03%	0.33%	1.84

During 2018, 2019, and 2020, SC entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge SC’s variable rate debt and had maturity dates ranging from two to five years. During the third quarter of 2021, SC de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $7.9 million previously recorded in AOCI into interest expense during the quarter ending September 30, 2021.

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2021 and December 31, 2020 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Mortgage banking derivatives:
Forward commitments to sell loans	$351,750	$520,299	$1,980	$—	$—	$3,835
Interest rate lock commitments	165,172	262,471	4,141	13,202	—	—
Mortgage servicing	593,000	495,000	21,933	33,419	9,534	13,402
Total mortgage banking risk management	1,109,922	1,277,770	28,054	46,621	9,534	17,237

Customer-related derivatives:
Swaps receive fixed	14,840,199	15,350,026	505,972	901,509	53,816	8,778
Swaps pay fixed	15,144,606	15,749,590	64,419	14,644	487,824	874,260
Other	5,187,393	3,781,316	25,480	15,446	24,374	13,782
Total customer-related derivatives	35,172,198	34,880,932	595,871	931,599	566,014	896,820

Other derivative activities:
Foreign exchange contracts	4,455,165	4,258,869	57,649	52,530	47,727	62,616
Interest rate swap agreements	250,000	250,000	—	—	8,085	12,934
Interest rate cap agreements	7,649,971	10,199,134	13,314	4,617	—	—
Options for interest rate cap agreements	7,649,971	10,199,134	—	—	13,314	4,617
Other	112,799	240,083	219	5,886	1,789	7,031
Total	$56,400,026	$61,305,922	$695,107	$1,041,253	$646,463	$1,001,255

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2021 and 2020:

(in thousands)		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	Line Item	2021	2020	2021	2020

Fair value hedges:
Cross-currency swaps	Net interest income	$421	$—	$421	$—
Interest rate swaps	Net interest income	$69	$—	$139	$—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(6,946)	(8,939)	(22,254)	(17,260)
Pay variable receive-fixed interest rate swap	Interest income on loans	26,396	34,767	75,499	57,691
Interest rate floors	Interest income on loans	2,790	—	20,867	—
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	2,102	3,175	5,815	85
Interest rate lock commitments	Miscellaneous income, net	(1,374)	(316)	(9,061)	13,077
Mortgage servicing	Miscellaneous income, net	(649)	62	(5,993)	32,175
Customer-related derivatives	Miscellaneous income, net	7,111	5,741	20,904	13,861
Foreign exchange	Miscellaneous income, net	(498)	755	5,696	13,560
Interest rate swaps, caps, and options	Miscellaneous income, net	(143)	(567)	(113)	(11,253)
Other	Miscellaneous income, net	(144)	4,502	(553)	583
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $25.4 million and $92.6 million, net of tax, for the three-month and nine-month periods ended September 30, 2021, respectively, and a loss of $39.0 million and a gain of $116.6 million, net of tax, for the three-month and nine-month periods ended September 30, 2020, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $6.0 million and $7.1 million, net of tax, for the three-month and nine-month periods ended September 30, 2021, respectively, and losses of $0.3 million and $0.3 million, net of tax, for the three-month and nine-month periods ended September 30, 2020, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (3)	Net Amount
September 30, 2021
Fair value hedges	$560	$—	$560		$560
Cash flow hedges	79,311	—	79,311	$—	79,311
Other derivative activities(1)	688,986	—	688,986	24,297	664,689
Total derivatives subject to a master netting arrangement or similar arrangement	768,857	—	768,857	24,297	744,560
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	6,121	—	6,121	2,472	3,649
Total Derivative Assets	$774,978	$—	$774,978	$26,769	$748,209

December 31, 2020
Cash flow hedges	$177,837	$—	$177,837	$85,065	$92,772
Other derivative activities(1)	1,028,051	—	1,028,051	7,771	1,020,280
Total derivatives subject to a master netting arrangement or similar arrangement	1,205,888	—	1,205,888	92,836	1,113,052
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	13,202	—	13,202	—	13,202
Total Derivative Assets	$1,219,090	$—	$1,219,090	$92,836	$1,126,254
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
September 30, 2021
Fair value hedges	$297	$—	$297		$297
Cash flow hedges	$44,857	$—	$44,857	$9,986	$34,871
Other derivative activities(1)	646,463	2,694	643,769	305,390	338,379
Total derivatives subject to a master netting arrangement or similar arrangement	691,617	2,694	688,923	315,376	373,547
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—
Total Derivative Liabilities	$691,617	$2,694	$688,923	$315,376	$373,547

December 31, 2020
Cash flow hedges	$70,771	$—	$70,771	$70,589	$182
Other derivative activities(1)	997,420	3,517	993,903	584,971	408,932
Total derivatives subject to a master netting arrangement or similar arrangement	1,068,191	3,517	1,064,674	655,560	409,114
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,835	—	3,835	2,382	1,453
Total Derivative Liabilities	$1,072,026	$3,517	$1,068,509	$657,942	$410,567
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2021 and December 31, 2020:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Financial assets:
U.S. Treasury securities	$—	$90,688	$—	$90,688	$—	$170,653	$—	$170,653
Corporate debt	—	239,805	—	239,805	—	155,715	—	155,715
ABS	—	544,525	—	544,525	—	58,945	50,393	109,338
MBS	—	10,501,834	—	10,501,834	—	10,877,783	—	10,877,783
Investment in debt securities AFS(2)	—	11,376,852	—	11,376,852	—	11,263,096	50,393	11,313,489
Other investments - trading securities	—	38,748	—	38,748	—	40,435	—	40,435
RICs HFI(3)	—	3,774	35,616	39,390	—	—	50,391	50,391
LHFS (1)(4)	—	194,078	—	194,078	—	265,428	—	265,428
MSRs	—	—	79,580	79,580	—	—	77,545	77,545
Other assets - derivatives (2)	—	770,816	4,162	774,978	—	1,205,690	13,400	1,219,090
Total financial assets (5)	$—	$12,384,268	$119,358	$12,503,626	$—	$12,774,649	$191,729	$12,966,378
Financial liabilities:
Other liabilities - derivatives (2)	—	689,828	1,789	691,617	—	1,068,074	3,952	1,072,026
Total financial liabilities	$—	$689,828	$1,789	$691,617	$—	$1,068,074	$3,952	$1,072,026
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
(4) Residential mortgage loans.
(5) Approximately $119.4 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.0% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

Realized gains and losses on investments in debt securities are recognized in the Condensed Consolidated Statements of Operations through Net gain / (loss) on sale of investment securities.

RICs HFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. The estimated fair value of all RICs HFI is estimated using a DCF model and are classified as Level 3.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.5 million and $6.9 million, respectively, at September 30, 2021.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.4 million and $4.7 million, respectively, at September 30, 2021.

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and nine-month periods ended September 30, 2021 and 2020, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended September 30, 2021					Three-Month Period Ended September 30, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,063	$39,436	$79,730	$3,471	$172,700	$50,664	$72,862	$88,674	$9,970	$222,170
Losses in OCI	(63)	—	—	—	(63)	(97)	—	—	—	(97)
Gains/(losses) in earnings	—	—	1,878	(1,097)	781	—	3,895	(2,834)	495	1,556
Additions/Issuances	—	1,171	3,343	—	4,514	—	—	3,365	—	3,365
Settlements(1)	(50,000)	(4,991)	(5,371)	—	(60,362)	(1)	(15,309)	(7,429)	65	(22,674)
Balances, end of period	$—	$35,616	$79,580	$2,374	$117,570	$50,566	$61,448	$81,776	$10,530	$204,320
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$1,878	$276	$2,154	$—	$3,895	$(2,834)	$812	$1,873

	Nine-Month Period Ended September 30, 2021					Nine-Month Period Ended September 30, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,393	$50,391	$77,545	$9,448	$187,777	$63,235	$84,334	$130,855	$255	$278,679
Losses in OCI	(393)	—	—	—	(393)	(416)	—	—	—	(416)
Gains/(losses) in earnings	—	—	10,530	(7,074)	3,456	—	10,845	(38,457)	10,045	(17,567)
Additions/Issuances	—	—	10,969	—	10,969	—	2,512	9,788	—	12,300
Transfer from level 2(3)	—	1,171	—	—	1,171	—	17,634	—	—	17,634
Settlements(1)	(50,000)	(15,946)	(19,464)	—	(85,410)	(12,253)	(53,877)	(20,410)	230	(86,310)
Balances, end of period	$—	$35,616	$79,580	$2,374	$117,570	$50,566	$61,448	$81,776	$10,530	$204,320
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$10,530	$1,987	$12,517	$—	$10,845	$(38,457)	$(3,031)	$(30,643)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2) The Company transferred RICs from Level 2 to Level 3 during 2020 because the fair value for these assets cannot be determined by using readily observable inputs. There were no other transfers into or out of Level 3 during the three-month and nine-month periods ended September 30, 2021 or 2020.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired commercial LHFI	$—	$18,005	$696	$18,701	$—	$32,609	$11,925	$44,534
Foreclosed assets	—	(279)	—	(279)	—	8,232	23,528	31,760
Vehicle inventory	—	271,040	—	271,040	—	313,754	—	313,754
LHFS(1)	—	—	496,489	496,489	—	—	1,960,768	1,960,768
Auto loans impaired due to bankruptcy	—	204,594	—	204,594	—	191,785	—	191,785
(1)    These amounts include zero and $0.9 billion of personal LHFS that were impaired as of September 30, 2021 and December 31, 2020, respectively. On March 16, 2021 the Company sold the personal lending portfolio. Refer to Note 1 for more information.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $12.7 million and $33.2 million at September 30, 2021 and December 31, 2020, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	Statement of Operations Location	2021	2020	2021	2020 (2)
Impaired LHFI	Credit loss expense	$(1,021)	$(12,036)	$(6,008)	$(5,883)
Foreclosed assets	Miscellaneous income, net (1)	—	(736)	(321)	(3,857)
LHFS	Miscellaneous income	—	(56,598)	—	(387,900)
Auto loans impaired due to bankruptcy	Credit loss expense	—	—	—	—
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Also included $1.8 billion of impairment of goodwill taken in the second quarter of 2020. Refer to Note 5 to these Condensed Consolidated Financial Statements for further information.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at September 30, 2021 and December 31, 2020, respectively:

(dollars in thousands)	Fair Value at September 30, 2021 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
RICs HFS	359,561	DCF	Discount rate	1.00% - 2.00% (2.00%)
			Default rate	4.00% - 10.00% (7.00%)
			Prepayment rate	15.00% - 20.00% (17.00%)
			Loss severity rate	50.00% - 55.00% (52.00%)
MSRs	79,580	DCF	CPR (2)	0.00% - 74.44% (13.47%)
			Discount rate (3)	9.35%
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
(1), (2), (3) - See corresponding footnotes to the September 30, 2021 Level 3 significant inputs table above.
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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	September 30, 2021					December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,605,798	$18,605,798	$18,605,798	$—	$—	$12,621,281	$12,621,281	$12,621,281	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements(3)	1,589,324	1,609,687	—	1,609,687	—	—	—	—	—	—
Investments in debt securities AFS	11,392,791	11,376,852	—	11,376,852	—	11,313,489	11,313,489	—	11,263,096	50,393
Investments in debt securities HTM	6,594,046	6,609,487	—	6,609,487	—	5,504,685	5,677,929	—	5,677,929	—
Other investments (2)	538,748	539,371	—	539,371	—	790,435	801,056	—	801,056	—
LHFI, net	85,106,617	88,509,050	—	18,053	88,490,997	84,794,689	89,395,086	—	32,609	89,362,477
LHFS	690,567	690,567	—	325,721	364,846	2,226,196	2,226,196	—	265,428	1,960,768
Restricted cash	5,612,743	5,612,743	5,612,743	—	—	5,303,460	5,303,460	5,303,460	—	—
MSRs	79,580	79,580	—	—	79,580	77,545	77,545	—	—	77,545
Derivatives	774,978	774,978	—	770,816	4,162	1,219,090	1,219,090	—	1,205,690	13,400

Financial liabilities:
Deposits (1)	2,757,910	2,764,659	—	2,764,659	—	3,897,056	3,920,096	—	3,920,096	—
Federal funds purchased and securities loaned or sold under repurchase agreements(3)	1,586,537	1,586,744	—	1,586,744	—	—	—	—	—	—
Borrowings and other debt obligations	43,726,930	44,515,357	—	33,512,352	11,003,005	46,359,467	47,081,852	—	30,538,951	16,542,901
Derivatives	691,617	691,617	—	689,828	1,789	1,072,026	1,072,026	—	1,068,074	3,952
(1) This line item excludes deposit liabilities with no defined or contractual maturities in accordance with ASU 2016-01.
(2) This line item includes CDs with a maturity greater than 90 days and investments in trading securities.
(3) Approximates the fair value of the underlying collateral.

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

Securities Financing Agreements

Securities Financing Agreements include repurchase and reverse repurchase agreements, including bonds borrowed. The related fair measurements have been classified as Level 2, based on the underlying collateral which is comprised of Level 2 U.S. Treasury and mortgage-backed agency debt securities

Investments in debt securities HTM

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

NOTE 13. FAIR VALUE (continued)

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

Residential MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. The Company elected to account for the majority of its existing portfolio of MSRs at fair value. This election created greater flexibility with regard to risk management of the asset by aligning the accounting for the MSRs with the accounting for risk management instruments, which are also generally carried at fair value. At September 30, 2021 and December 31, 2020, the balance of these loans serviced for others accounted for at fair value was $10.8 billion and $12.5 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 12 to these Condensed Consolidated Financial Statements. The remainder of the MSRs are accounted for using the lower of cost or fair value and are presented above in the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis."

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$194,078	$188,892	$5,186	$265,428	$250,822	$14,606
RICs HFI	39,391	39,591	(200)	50,391	50,624	(233)
Nonaccrual loans	541	619	(78)	1,474	2,178	(704)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Non-interest income:
Consumer and commercial fees	$109,475	$123,834	$335,620	$356,907
Lease income	708,814	742,946	2,214,598	2,269,613
Miscellaneous income, net
Mortgage banking income, net	13,024	14,115	34,437	47,243
BOLI	15,051	14,855	45,984	43,764
Capital market revenue	47,082	56,949	189,016	179,417
Net gain on sale of operating leases	103,172	120,387	389,979	170,484
Asset and wealth management fees	60,251	52,984	177,722	156,575
Gain / (loss) on sale of non-mortgage loans	3,420	(56,684)	(19,766)	(241,324)
Other miscellaneous income / (loss), net	7,381	105,616	51,619	(25,994)
Net gain on sale of investment securities	(106)	(148)	15,138	31,646
Total Non-interest income	$1,067,564	$1,174,854	$3,434,347	$2,988,331
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$47,725	$45,674	$134,265	$144,703
Commission and trailer fees(2)	51,189	47,466	159,253	144,730
Interchange income, net(2)	18,589	15,648	53,351	47,567
Underwriting service fees(2)	26,156	35,186	121,075	110,593
Asset and wealth management fees(2)	36,679	32,283	100,428	101,574
Other revenue from contracts with customers(2)	8,556	13,577	29,589	52,168
Total in-scope of revenue from contracts with customers	188,894	189,834	597,961	601,335
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	46,610	64,860	155,945	178,248
Lease income	708,814	742,946	2,214,598	2,269,613
Other miscellaneous income / (loss), net (3)	123,352	177,362	450,705	(92,511)
Net gain/(loss) on sale of investment securities	(106)	(148)	15,138	31,646
Total out-of-scope of revenue from contracts with customers	878,670	985,020	2,836,386	2,386,996
Total non-interest income	$1,067,564	$1,174,854	$3,434,347	$2,988,331
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2021	2020	2021	2020
Other expenses:
Amortization of intangibles	$11,416	$14,724	$33,450	$44,211
Deposit insurance premiums and other expenses	6,982	13,440	25,950	39,779
Loss on debt extinguishment	—	—	—	1,026
Other administrative expenses	146,123	115,909	301,565	313,344
Other miscellaneous expenses	6,680	6,176	23,158	29,618
Total Other expenses	$171,201	$150,249	$384,123	$427,978
NOTE 15. INCOME TAXES

An income tax expense of $227.3 million and a benefit of $53.3 million were recorded for the three-month periods ended September 30, 2021 and 2020, respectively. An income tax expense of $885.8 million and a benefit of $272.9 million were recorded for the nine-month periods ended September 30, 2021 and 2020, respectively. This resulted in an ETR of 21.0% and (6.5)% for the three-month periods ended September 30, 2021 and 2020, respectively, and 23.3% and 19.3% for the nine-month periods ended September 30, 2021 and 2020, respectively. The increase in the ETR for the three-month and nine-month periods ended September 30, 2021, compared to the three-month and nine-month periods ended September 30, 2020, was primarily the result of expected pre-tax income for 2021, compared to a pre-tax loss in 2020, and the impairment of goodwill in 2020 that was non-deductible for tax purposes.

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

The Company had a net deferred tax liability balance of $602.8 million at September 30, 2021 (consisting of a deferred tax asset balance of $45.6 million and a deferred tax liability balance of $648.4 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $431.6 million increase in net deferred liability for the nine-month period ended September 30, 2021 was primarily due to a decrease in net operating loss carryforwards.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$28,118,571	$30,883,502
Letters of credit	1,324,186	1,432,764
Commitments to sell loans	33,038	49,791
Recourse exposure on sold loans	19,621	26,362
Total commitments	$29,495,416	$32,392,419

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

Included within the reported balances for Commitments to extend credit at September 30, 2021 and December 31, 2020 were $4.1 billion and $5.4 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2021 was 15.9 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2021 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2021. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2021 and December 31, 2020, the liability related to unfunded lending commitments was $135.5 million and $146.5 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of September 30, 2021 and December 31, 2020, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2021	December 31, 2020
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$70,675	$43,778
Agreement with Bank of America	Servicer performance fee	462	1,200
Agreement with CBP	Loss-sharing payments	286	181
Other contingencies	Consumer arrangements	29,070	22,155

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under the terms of the MPLFA, SC must make revenue sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to Stellantis retail financing. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC.

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

As of December 31, 2020, the total unused credit available to customers was $2.7 billion. In 2021, SC purchased $0.3 billion of receivables out of the $2.7 billion of unused credit available to customers as of December 31, 2020. In 2020, SC purchased $1.2 billion of receivables out of the $3.0 billion of unused credit available to customers as of December 31, 2019. In addition, SC purchased $24.9 million and $151.2 million of receivables related to newly-opened customer accounts during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2021 and December 31, 2020 not subject to a market price check was $6.2 million and $15.3 million, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company accrued aggregate legal and regulatory liabilities of approximately $28.7 million and $109.5 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $15.6 million as of September 30, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Shareholder Derivative Lawsuits

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

Caldwell v. Santander Consumer USA Holdings Inc.: In September 2020, a purported shareholder of SC Common Stock filed a complaint against SC and its Board of Directors in the United States District Court for the Southern District of New York, captioned Craig Caldwell v. Santander Consumer USA Holdings Inc., 1:21-cv-07842, alleging violations of the Exchange Act when the Board allegedly authorized the filing of a materially incomplete and misleading Solicitation/Recommendation Statement with the SEC in connection with SHUSA’s proposed purchase of the remaining shares of SC Common Stock not already owned by SHUSA. The plaintiff seeks to enjoin the defendants from proceeding with the proposed transaction.

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

Currently, such matters include, but are not limited to, the following:

Mississippi Attorney General Lawsuit: In January 2017, Mississippi Attorney General filed a lawsuit against SC in the Chancery Court of the First Judicial District of Hinds County, Mississippi, captioned State of Mississippi ex rel. Jim Hood, Attorney General of the State of Mississippi v. Santander Consumer USA Inc., C.A. # G-2017-28. In July 2021, SC and the state of Mississippi entered into a settlement agreement resolving this matter for a monetary payment of $3.7 million to the state of Mississippi. On July 21, 2021, the Mississippi Attorney General publicly announced the settlement agreement.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

Puerto Rico FINRA Arbitrations

As of September 30, 2021, SSLLC had received 773 FINRA arbitration cases related to Puerto Rico bonds and Puerto Rico CEFs that SSLLC previously recommended and/or sold to clients. Most of these cases are based upon concerns regarding the local Puerto Rico securities market. The statements of claims allege, among other things, fraud, negligence, breach of fiduciary duty, breach of contract, unsuitability, over-concentration and failure to supervise. There were 19 arbitration cases pending as of September 30, 2021. The Company has experienced a decrease in the volume of claims since September 30, 2019 and does not expect to see a significant increase in claims in future periods.

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

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. On September 16, 2020, the defendants moved to dismiss the complaint. On June 2, 2021, the court denied the defendants’ motion to dismiss. Defendants are seeking to appeal the decision.

On October 28, 2020, bond insurer Ambac Assurance Corporation filed an amended complaint in Puerto Rico state court adding SSLLC and four other Puerto Rico municipal bond underwriters to a pending suit against seven underwriters, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Ambac relied on such misrepresentations in agreeing to insure certain of the bonds. The amended complaint alleges damages of not less than $508 million. On July 30, 2021, the court granted the defendants’ motion to dismiss the complaint. Plaintiffs have appealed.

On November 27, 2020, bond insurer Financial Guaranty Insurance Company filed suit in Puerto Rico state court against twelve Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Financial Guaranty Insurance Company relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $447 million. On February 1, 2021, the defendants moved to dismiss the complaint. On July 9, 2021, the court granted the defendants’ motion to dismiss. Plaintiff has appealed.

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

SC had an MSPA with Santander, whereby SC has the option to sell a contractually determined amount of eligible prime loans to Santander through the SPAIN trust securitization platform for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. For the three-month and nine-month periods ended September 30, 2021, servicing fee income of $2.0 million and $7.3 million, respectively, was recognized in the Condensed Consolidated Statements of Operations compared to $4.5 million and $15.7 million for the three-month and nine-month periods ended September 30, 2020, respectively. SC had $4.8 million and $6.2 million of collections due to Santander as of September 30, 2021 and December 31, 2020, respectively.

Beginning in 2018, SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchase of RICs, primarily from Stellantis dealers. In addition, SC agreed to perform the servicing for any RICs originated on SBNA's behalf. For the three-month and nine-month periods ended September 30, 2021, SC facilitated the purchase of RICs of $1.5 billion and $6.1 billion, respectively. For the three-month and nine-month periods ended September 30, 2020, SC facilitated the purchase of RICs of $1.1 billion and $3.9 billion, respectively. SC recognizes referral fee income and servicing fee income related to this agreement that eliminates in the consolidation of SHUSA.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Beginning in the third quarter of 2021, SC agreed to provide SBNA with support services in connection with the origination and servicing of vehicle leases, primarily from Stellantis dealers, that are funded and owned by SBNA. SC recognizes referral fee and servicing fee income in connection with these agreements that eliminate in consolidation.

Banco Santander (Brasil) S.A. had deposits with the Bank of $0.2 billion and $2.0 billion as of September 30, 2021 and December 31, 2020, respectively. Banco Santander-Chile had deposits with the Bank of $1.2 billion and $0.8 billion as of September 30, 2021 and December 31, 2020, respectively. Banco Santander Rio had deposits with the Bank of $0.1 billion and zero as of September 30, 2021 and December 31, 2020, respectively. These transactions do not eliminate in the consolidation of SHUSA.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.
•The CBB segment includes the products and services provided to Bank consumer and small business banking customers, including consumer deposit, small business banking, residential mortgage, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, mortgages, home equity lines of credit, and business loans such as business lines of credit and commercial cards. SBNA also finances indirect consumer automobile RICs and leases through intercompany agreements with SC. In addition, SBNA provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing and deposits to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
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
•SC is a specialized consumer finance company focused on vehicle finance and third-party servicing. SC’s primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with the MPLFA, SC offers a full spectrum of auto financing products and services to Stellantis customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. During 2015, SC announced its intention to exit the personal lending business. SC has entered into a number of intercompany agreements with the Bank as described above as part of the Other segment. All intercompany revenue and fees between SBNA and SC are eliminated in the consolidated results of the Company.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2021	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$367,414	$70,511	$93,061	$25,514	$(48,074)	$1,019,999	$(280)	$6,006	$1,534,151
Non-interest income	79,955	16,480	7,354	48,352	105,497	821,398	—	(11,472)	1,067,564
Credit loss expense / (benefit)	(14,248)	6,826	(5,087)	(9,775)	(281)	42,058	—	—	19,493
Total expenses	373,697	63,244	35,478	68,592	129,693	827,408	5,875	(5,784)	1,498,203
Income/(loss) before income taxes	87,920	16,921	70,024	15,049	(71,989)	971,931	(6,155)	318	1,084,019
Intersegment revenue/(expense)	(194)	2,853	757	(3,415)	(1)	—	—	—	—

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Year-to-Date Ended	SHUSA Reportable Segments
September 30, 2021	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$1,087,118	$215,573	$281,023	$83,170	$(146,536)	$3,149,027	$(207)	$16,150	$4,685,318
Non-interest income	227,746	52,197	28,364	179,627	319,613	2,666,681	—	(39,881)	3,434,347
Credit loss expense / (benefit)	(50,839)	(45,236)	(4,167)	(32,102)	(3,896)	(85,484)	—	—	(221,724)
Total expenses	1,113,128	190,759	108,287	199,551	366,573	2,562,527	18,935	(20,246)	4,539,514
Income/(loss) before income taxes	252,575	122,247	205,267	95,348	(189,600)	3,338,665	(19,142)	(3,485)	3,801,875
Intersegment revenue/(expense)	(665)	9,077	1,879	(10,291)	—	—	—	—	—
Total assets	23,633,610	7,133,308	18,870,996	12,560,907	44,587,236	49,074,450	—	—	155,860,507
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
(4) Includes results and assets of SIS.

For the Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2020	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$352,604	$82,926	$94,532	$34,125	$(9,090)	$1,061,986	$(165)	$4,474	$1,621,392
Non-interest income	71,175	16,214	4,606	71,931	186,863	830,126	3,035	(9,096)	1,174,854
Credit loss expense / (benefit)	31,755	40,897	11,963	(15,384)	(4,181)	340,548	227	—	405,825
Total expenses	381,824	66,453	36,454	63,762	127,743	888,973	9,804	(5,785)	1,569,228
Income/(loss) before income taxes	10,200	(8,210)	50,721	57,678	54,211	662,591	(7,161)	1,163	821,193
Intersegment revenue/(expense)	(342)	3,462	1,232	(4,351)	(1)	—	—	—	—

For the Year-to-Date Ended	SHUSA Reportable Segments
September 30, 2020	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$1,021,721	$250,603	$286,639	$101,642	$16,974	$3,058,137	$(588)	$11,032	$4,746,160
Non-interest income	220,052	48,318	8,971	212,440	253,029	2,271,200	8,056	(33,735)	2,988,331
Credit loss expense / (benefit)	363,363	132,951	78,800	18,071	(135,366)	2,110,330	659	—	2,568,808
Total expenses	2,682,735	491,436	106,689	189,961	408,065	2,692,396	29,397	(17,958)	6,582,721
Income/(loss) before income taxes	(1,804,325)	(325,466)	110,121	106,050	(2,696)	526,611	(22,588)	(4,745)	(1,417,038)
Intersegment revenue/(expense)	(735)	9,759	3,985	(13,009)	—	—	—	—	—
Total assets	22,311,101	7,871,856	20,454,646	11,532,762	35,120,309	48,448,921	—	—	145,739,595
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

As of September 30, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. SC Common Stock is listed on the NYSE under the trading symbol "SC." Refer to Note 1 of the Condensed Consolidated Financial Statements for additional information on SHUSA's proposal to acquire the remainder of SC's outstanding shares.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CCAP

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis's preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. The Company's average penetration rate under the MPLFA for the nine-month period ended September 30, 2021 was 27%, a decrease from 33% for the nine-month period ended December 31, 2020.

SC has dedicated financing facilities in place for its CCAP business and has pursued a strategy of working collaboratively with Stellantis to continue to strengthen their relationship and create value within the CCAP program. During the nine-month period ended September 30, 2021, SC originated $11.1 billion in CCAP loans, which represented 53% of the UPB of its total RIC originations, as well as $5.8 billion in CCAP leases. Additionally, all of the leases originated by SC during nine-month period ended September 30, 2021 were under the MPLFA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at September 30, 2021 was 4.8% compared to 5.9% at June 30, 2021 and 7.9% one year ago, which represented an improvement off the April 2020 peak of unemployment associated with the COVID-19 outbreak. According to the U.S. Bureau of Labor Statistics, the improvement from March 2021 reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices at September 30, 2021 were:

September 30, 2021
Dow Jones Industrial Average	10.6%
S&P 500	14.7%
NASDAQ Composite	12.1%

In light of the effects the COVID-19 pandemic continues to have on economic activity, at its September 2021 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range at 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at September 30, 2021 was 1.53%, up from 0.92% at December 31, 2020. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

COVID-19 Summary

In March 2020, the novel strain of coronavirus, or COVID-19, had materially impacted our business. Similar to many other financial institutions, we took measures to mitigate our customers’ COVID-19-related economic challenges. We experienced an increase in requests for interest and amortization payment deferments extensions and modifications related to COVID-19 nationwide and a significant number of such payment deferments, extensions and modifications have been granted as detailed in the section of this MD&A captioned "TDRs". The Bank also joined other U.S. banks in providing overdrawn customers full access to their EIPs by providing a temporary credit in the amount of their overdrawn balance as of the end of the day prior to receipt of their EIP (up to a limit of $5,000) for each of the three rounds of EIP.

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

In response to COVID-19, from June 2020 through June 30, 2021 the Federal Reserve implemented the Interim Policy, which restricted capital distributions to various measures of prior earnings.

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

On March 25, 2021, the Federal Reserve announced that the temporary restrictions imposed by the Interim Policy would end June 30, 2021. Beginning July 1, 2021, firms are subject to the SCB capital rules. SHUSA’s 2020 SCB was 2.5%, equating to a 7% minimum limit under the SCB rules.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2021, SBNA met the criteria to be classified as “well-capitalized.”

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. At September 30, 2019, SBNA reported aggregate trading exposure in excess of the market risk threshold and, as a result, both the Company and SBNA began holding the market risk component within RWAs of the risk-based capital ratios, and submitted the FFIEC 102 - Market Risk Regulatory Report beginning for the period ended December 31, 2019. The incorporation of market risk within regulatory capital has resulted in a decrease in the Company's risk-based capital ratios.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be impacted by the cessation of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of September 30, 2021, the Company had approximately $21 billion of loans and approximately $5 billion of borrowings with LIBOR exposure. We also had approximately $64 billion in notional amounts of derivative contracts with LIBOR exposure.

Under the guidance of our cross-functional LIBOR transition program, the Company is on track to offer products linked to alternative reference rates and to remediate existing contracts that use the LIBOR reference rate. We will substantially limit originations of new LIBOR-referenced products by December 1, 2021, and cease all new originations of LIBOR-referenced products by December 31, 2021.

We have progressed on the following aspects of the LIBOR transition to date:

Communications and training
•Created and updated employee and customer-facing LIBOR transition web pages
•Communicated with clients about the LIBOR transition through existing channels
•Launched conduct risk training for client-facing staff members
•Completed internal training on alternative reference rate product offerings
Contracts remediation
•Maintained current inventory of clients and contracts that have a dependency on LIBOR and that require re-negotiation
•Prepared and delivered amendments to clients
•Utilized LIBOR amendment fallback language for new or re-negotiated contracts
•Adhered to the ISDA IBOR Fallbacks Protocol
Products
•Launched SOFR-based conforming adjustable rate mortgages (in line with FNMA and FHLMC requirements) in the third quarter of 2020
•Maintained quarterly LIBOR exposure reporting
•Developed SOFR pricing framework and shared with internal teams
Models
•Created an inventory and plan for remediation of models potentially impacted by the LIBOR cessation
•Started development and validation of models impacted by the transition to alternative reference rates
Accounting and tax
•Started analysis of the accounting and tax impacts based on FASB and IRS guidance
Systems
•Completed technology systems updates and testing to support alternative reference rates

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020
	2021 (1)			2020 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS(3)	$34,595,548	$63,246	0.73%	$26,828,719	$75,241	1.12%	$(11,995)	$59,139	$(71,134)
LOANS(4):
Commercial loans	30,685,084	231,156	3.01%	33,281,183	276,206	3.32%	(45,050)	(20,507)	(24,543)
Multifamily	7,820,441	67,308	3.44%	8,512,238	73,134	3.44%	(5,826)	(5,826)	—
Total commercial loans	38,505,525	298,464	3.10%	41,793,421	349,340	3.34%	(50,876)	(26,333)	(24,543)
Consumer loans:
Residential mortgages	5,993,158	47,752	3.19%	8,155,884	71,210	3.49%	(23,458)	(17,715)	(5,743)
Home equity loans and lines of credit	3,691,936	28,270	3.06%	4,375,284	34,251	3.13%	(5,981)	(5,232)	(749)
Total consumer loans secured by real estate	9,685,094	76,022	3.14%	12,531,168	105,461	3.37%	(29,439)	(22,947)	(6,492)
RICs and auto loans	43,299,400	1,324,661	12.24%	40,026,191	1,322,556	13.22%	2,105	22,512	(20,407)
Personal unsecured	983,977	31,294	12.72%	1,841,369	134,260	29.17%	(102,966)	(46,572)	(56,394)
Other consumer(5)	168,585	2,651	6.29%	255,944	4,474	6.99%	(1,823)	(1,410)	(413)
Total consumer	54,137,056	1,434,628	10.60%	54,654,672	1,566,751	11.47%	(132,123)	(48,417)	(83,706)
Total loans	92,642,581	1,733,092	7.48%	96,448,093	1,916,091	7.95%	(182,999)	(74,750)	(108,249)
TOTAL EARNING ASSETS	127,238,129	1,796,338	5.65%	123,276,812	1,991,332	6.46%	(194,994)	(15,611)	(179,383)
Allowance for loan losses (6)	(6,885,043)			(7,192,161)
Other assets(7)	33,184,080			34,156,248
TOTAL ASSETS	$153,537,166			$150,240,899
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,986,771	$1,639	0.05%	$11,334,566	$1,936	0.07%	$(297)	$309	$(606)
Savings	5,505,487	515	0.04%	5,957,740	1,937	0.13%	(1,422)	(140)	(1,282)
Money market	35,084,264	12,088	0.14%	30,775,793	30,032	0.39%	(17,944)	5,014	(22,958)
CDs	2,746,937	3,933	0.57%	5,148,959	18,420	1.43%	(14,487)	(6,328)	(8,159)
TOTAL INTEREST-BEARING DEPOSITS	56,323,459	18,175	0.13%	53,217,058	52,325	0.39%	(34,150)	(1,145)	(33,005)
Federal funds purchased	1,167,174	133	0.05%	—	—	—%	133	133	—
BORROWED FUNDS:
FHLB advances	751,087	1,221	0.65%	4,015,217	6,680	0.67%	(5,459)	(5,266)	(193)
Other borrowings	42,151,617	242,658	2.30%	45,076,390	310,935	2.76%	(68,277)	(19,131)	(49,146)
TOTAL BORROWED FUNDS (8)	42,902,704	243,879	2.27%	49,091,607	317,615	2.59%	(73,736)	(24,397)	(49,339)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	100,393,337	262,187	1.04%	102,308,665	369,940	1.45%	(107,753)	(25,409)	(82,344)
Noninterest bearing demand deposits	21,163,682			19,141,277
Other liabilities(9)	8,312,435			7,920,941
TOTAL LIABILITIES	129,869,454			129,370,883
STOCKHOLDER’S EQUITY	23,667,712			20,870,016
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$153,537,166			$150,240,899

NET INTEREST SPREAD (10)			4.61%			5.01%
NET INTEREST MARGIN (11)			4.82%			5.26%
NET INTEREST INCOME (12)		$1,534,151			$1,621,392

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2021 AND 2020
	2021 (1)			2020 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$31,268,177	$180,517	0.77%	$26,940,052	$295,996	1.46%	$(115,479)	$59,472	$(174,951)
LOANS(4):
Commercial loans	31,149,170	718,923	3.08%	33,430,857	885,374	3.53%	(166,451)	(58,041)	(108,410)
Multifamily	8,002,324	203,959	3.40%	8,501,040	229,027	3.59%	(25,068)	(13,178)	(11,890)
Total commercial loans	39,151,494	922,882	3.14%	41,931,897	1,114,401	3.54%	(191,519)	(71,219)	(120,300)
Consumer loans:
Residential mortgages	6,336,042	149,036	3.14%	8,532,737	237,596	3.71%	(88,560)	(55,465)	(33,095)
Home equity loans and lines of credit	3,847,240	88,841	3.08%	4,522,847	121,949	3.60%	(33,108)	(16,832)	(16,276)
Total consumer loans secured by real estate	10,183,282	237,877	3.11%	13,055,584	359,545	3.67%	(121,668)	(72,297)	(49,371)
RICs and auto loans	42,254,454	3,986,350	12.58%	38,269,859	3,847,016	13.40%	139,334	337,969	(198,635)
Personal unsecured	1,196,633	198,932	22.17%	2,180,322	437,300	26.74%	(238,368)	(172,888)	(65,480)
Other consumer(5)	190,141	9,615	6.74%	281,204	14,840	7.04%	(5,225)	(4,617)	(608)
Total consumer	53,824,510	4,432,774	10.98%	53,786,969	4,658,701	11.55%	(225,927)	88,167	(314,094)
Total loans	92,976,004	5,355,656	7.68%	95,718,866	5,773,102	8.04%	(417,446)	16,948	(434,394)
TOTAL EARNING ASSETS	124,244,181	5,536,173	5.94%	122,658,918	6,069,098	6.60%	(532,925)	76,420	(609,345)
Allowance for loan losses(6)	(7,110,537)			(6,711,184)
Other assets(7)	33,242,170			34,537,325
TOTAL ASSETS	$150,375,814			$150,485,059
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,411,427	$4,544	0.05%	$11,345,723	$21,851	0.26%	$(17,307)	$2,278	$(19,585)
Savings	5,314,258	1,521	0.04%	5,898,275	7,296	0.16%	(5,775)	(673)	(5,102)
Money market	34,530,372	44,027	0.17%	29,070,436	140,333	0.64%	(96,306)	33,091	(129,397)
CDs	3,123,615	19,854	0.85%	6,756,472	80,580	1.59%	(60,726)	(32,549)	(28,177)
TOTAL INTEREST-BEARING DEPOSITS	55,379,672	69,946	0.17%	53,070,906	250,060	0.63%	(180,114)	2,147	(182,261)
Federal funds purchased	511,286	154	0.04%	—	—	—%	154	154	—
BORROWED FUNDS:
FHLB advances	881,465	4,223	0.64%	5,973,325	64,866	1.45%	(60,643)	(36,634)	(24,009)
Other borrowings	43,066,558	776,532	2.40%	44,698,919	1,008,012	3.01%	(231,480)	(35,347)	(196,133)
TOTAL BORROWED FUNDS (8)	43,948,023	780,755	2.37%	50,672,244	1,072,878	2.82%	(292,123)	(71,981)	(220,142)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	99,838,981	850,855	1.14%	103,743,150	1,322,938	1.70%	(472,237)	(69,834)	(402,403)
Noninterest bearing demand deposits	20,150,361			17,529,234
Other liabilities(9)	7,712,391			7,357,434
TOTAL LIABILITIES	127,701,733			128,629,818
STOCKHOLDER’S EQUITY	22,674,081			21,855,241
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$150,375,814			$150,485,059

NET INTEREST SPREAD (10)			4.80%			4.90%
NET INTEREST MARGIN (11)			5.03%			5.16%
NET INTEREST INCOME (12)		$4,685,318			$4,746,160
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net interest income decreased $87.2 million and $60.8 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to 2020. The most significant factors contributing to the change were as follows:

•Interest income on investment securities and interest-earning deposits decreased $115.5 million for the nine-month period ended September 30, 2021 compared to 2020, attributable to an increase in average balances of $59.5 million and a decrease in average rates of $175.0 million. The decrease in rate was attributable to Federal Reserve actions in response to the COVID-19 pandemic.
•Interest income on loans decreased $417.4 million for the nine-month period ended September 30, 2021 compared to 2020, attributable to an increase in average loan balances of $16.9 million and a decrease in average rates of $434.4 million. This was the result of a lower overall interest rate environment offset by continued growth in RIC volume.
•Interest expense on deposits and related customer accounts decreased $180.1 million for the nine-month period ended September 30, 2021 compared to 2020, attributable to an increase in average interest-bearing deposit balances of $2.1 million and a decrease in average rates of $182.3 million. This was the result of lower deposit rates from the Federal Reserve setting overnight rates at zero in response to the economic uncertainty from COVID-19.
•Interest expense on borrowed funds decreased $292.1 million for the nine-month period ended September 30, 2021 compared to 2020, attributable to a decrease in average interest-bearing borrowings balances of $72.0 million and a decrease in average rates of $220.1 million. This was the result of an overall lower interest rate environment along with the repayment of debt.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had a Credit loss expense / (benefit) of $19.5 million and $(221.7) million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to Credit loss expense $405.8 million and $2.6 billion for the comparable periods in 2020. The change year-over-year was primarily driven by the additional reserve in prior year to address credit risk associated with the COVID-19 outbreak and associated economic recession during 2020.

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$75,264	$88,239	$231,939	$254,953	$(12,975)	(14.7)%	$(23,014)	(9.0)%
Commercial fees	34,211	35,595	103,681	101,954	(1,384)	(3.9)%	1,727	1.7%
Lease income	708,814	742,946	2,214,598	2,269,613	(34,132)	(4.6)%	(55,015)	(2.4)%
Miscellaneous income, net	249,381	308,222	868,991	330,165	(58,841)	(19.1)%	538,826	163.2%
Net gains recognized in earnings	(106)	(148)	15,138	31,646	42	28.4%	(16,508)	(52.2)%
Total non-interest income	$1,067,564	$1,174,854	$3,434,347	$2,988,331	$(107,290)	(9.1)%	$446,016	14.9%

Total non-interest income decreased $107.3 million and increased $446.0 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. The changes for the three-month and nine-month periods ended September 30, 2021 were primarily due to an increase in miscellaneous income, net discussed further below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$13,024	$14,115	$34,437	$47,243	$(1,091)	(7.7)%	$(12,806)	(27.1)%
BOLI	15,051	14,855	45,984	43,764	196	1.3%	2,220	5.1%
Capital market revenue	47,082	56,949	189,016	179,417	(9,867)	(17.3)%	9,599	5.4%
Net gain on sale of operating leases	103,172	120,387	389,979	170,484	(17,215)	(14.3)%	219,495	128.7%
Asset and wealth management fees	60,251	52,984	177,722	156,575	7,267	13.7%	21,147	13.5%
Loss on sale of non-mortgage loans	3,420	(56,684)	(19,766)	(241,324)	60,104	106.0%	221,558	91.8%
Other miscellaneous income / (loss), net	7,381	105,616	51,619	(25,994)	(98,235)	(93.0)%	77,613	298.6%
Total miscellaneous income	$249,381	$308,222	$868,991	$330,165	$(58,841)	(19.1)%	$538,826	163.2%

Miscellaneous income decreased $58.8 million and increased $538.8 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods in 2020. This increase was primarily related to:

•Gain on sale of operating leases increased for the nine-month period ended September 30, 2021 compared to 2020, driven by an increase in liquidated units.
•Loss on the sale of non-mortgage loans increased for the three-month and nine-month periods ended September 30, 2021 compared to 2020, primarily attributable to the consumer RIC portfolio.
•Other miscellaneous income / (loss), net increased for the nine-month period ended September 30, 2021, compared to the corresponding period in 2020, primarily due to $387.9 million in market value adjustments, which netted down prior year income related to the Bluestem portfolio which was sold in Q1 2021.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$478,577	$461,992	$1,432,036	$1,391,786	$16,585	3.6%	$40,250	2.9%
Occupancy and equipment expenses	164,119	152,998	504,609	464,784	11,121	7.3%	39,825	8.6%
Technology, outside services, and marketing expense	149,610	124,211	423,980	386,192	25,399	20.4%	37,788	9.8%
Loan expense	66,356	67,139	248,441	219,483	(783)	(1.2)%	28,958	13.2%
Lease expense	468,340	612,639	1,546,325	1,844,270	(144,299)	(23.6)%	(297,945)	(16.2)%
Impairment of goodwill	—	—	—	1,848,228	—	0%	(1,848,228)	(100.0)%
Other expenses	171,201	150,249	384,123	427,978	20,952	13.9%	(43,855)	(10.2)%
Total general, administrative and other expenses	$1,498,203	$1,569,228	$4,539,514	$6,582,721	$(71,025)	(4.5)%	$(2,043,207)	(31.0)%

Total general, administrative and other expenses decreased $71.0 million and $2.0 billion for the three-month and nine-month periods ended September 30, 2021, respectively, compared to 2020. The most significant contributing factors were as follows:

•Lease expense decreased for the three-month and nine-month periods ended September 30, 2021 due to a shortage in car supply and receipt of lease subvention payments, which reduce lease expense related to depreciation.
•The Company recorded no goodwill impairment in the three-month and nine-month periods ended September 30, 2021, compared to $1.8 billion during 2020.
•Other expenses decreased $43.9 million for the nine-month period ended September 30, 2021 compared to 2020 mainly due to lower operational risk expense and legal fees, offset by a slight increase in employee expenses such as travel during the three-month period ended September 30, 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

An income tax expense of $227.3 million and a benefit of $53.3 million were recorded for the three-month periods ended September 30, 2021 and 2020, respectively. An income tax expense of $885.8 million and a benefit of $272.9 million were recorded for the nine-month periods ended September 30, 2021 and 2020, respectively. This resulted in an ETR of 21.0% and (6.5)% for the three-month periods ended September 30, 2021 and 2020, respectively, and 23.3% and 19.3% for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at September 30, 2021 and 2020 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$367,414	$352,604	$1,087,118	$1,021,721	$14,810	4.2%	$65,397	6.4%
Total non-interest income	79,955	71,175	227,746	220,052	8,780	12.3%	7,694	3.5%
Credit loss expense / (benefit)	(14,248)	31,755	(50,839)	363,363	(46,003)	(144.9)%	(414,202)	(114.0)%
Total expenses	373,697	381,824	1,113,128	2,682,735	(8,127)	(2.1)%	(1,569,607)	(58.5)%
Income / (Loss) before income taxes	87,920	10,200	252,575	(1,804,325)	77,720	762.0%	2,056,900	114.0%
Intersegment revenue / (expense)	(194)	(342)	(665)	(735)	148	43.3%	70	9.5%
Total assets	23,633,610	22,311,101	23,633,610	22,311,101	1,322,509	5.9%	1,322,509	5.9%
CBB reported income before income taxes of $87.9 million and $252.6 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to income before income taxes of $10.2 million and a loss before income taxes of $1.8 billion for the three-month and nine-month periods ended September 30, 2020. Factors contributing to these changes were:

•Credit loss expense decreased $46.0 million and $414.2 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. These decreases were due to an improved credit outlook, higher quality of originations and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $1.6 billion for the nine-month period ended September 30, 2021 compared to the corresponding period of 2020. These decreases were mainly due to goodwill impairment recorded during the second quarter of 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

C&I Banking

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$70,511	$82,926	$215,573	$250,603	$(12,415)	(15.0)%	$(35,030)	(14.0)%
Total non-interest income	16,480	16,214	52,197	48,318	266	1.6%	3,879	8.0%
Credit loss expense / (benefit)	6,826	40,897	(45,236)	132,951	(34,071)	(83.3)%	(178,187)	(134.0)%
Total expenses	63,244	66,453	190,759	491,436	(3,209)	(4.8)%	(300,677)	(61.2)%
Income / (Loss) before income taxes	16,921	(8,210)	122,247	(325,466)	25,131	306.1%	447,713	137.6%
Intersegment revenue / (expense)	2,853	3,462	9,077	9,759	(609)	(17.6)%	(682)	(7.0)%
Total assets	7,133,308	7,871,856	7,133,308	7,871,856	(738,548)	(9.4)%	(738,548)	(9.4)%

C&I reported income before income taxes of $16.9 million and $122.2 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to a loss before income taxes of $8.2 million and $325.5 million for the corresponding periods in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $34.1 million and $178.2 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020. These decreases were due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $300.7 million for the nine-month period ended September 30, 2021,, compared to the corresponding period of 2020. This decrease was mainly due to the goodwill impairment recorded during the second quarter of 2020.
•Total assets decreased $738.5 million from the third quarter of 2020 to the third quarter of 2021. This decrease was due to the payback of lines of credit that were drawn down in the first quarter of 2020 in response to COVID-19 economic uncertainty as well as the forgiveness of Paycheck Protection Program loans.

CRE & VF

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$93,061	$94,532	$281,023	$286,639	$(1,471)	(1.6)%	$(5,616)	(2.0)%
Total non-interest income	7,354	4,606	28,364	8,971	2,748	59.7%	19,393	216.2%
Credit loss expense / (benefit)	(5,087)	11,963	(4,167)	78,800	(17,050)	(142.5)%	(82,967)	(105.3)%
Total expenses	35,478	36,454	108,287	106,689	(976)	(2.7)%	1,598	1.5%
Income / (Loss) before income taxes	70,024	50,721	205,267	110,121	19,303	38.1%	95,146	86.4%
Intersegment revenue / (expense)	757	1,232	1,879	3,985	(475)	(38.6)%	(2,106)	(52.8)%
Total assets	18,870,996	20,454,646	18,870,996	20,454,646	(1,583,650)	(7.7)%	(1,583,650)	(7.7)%

CRE & VF reported income before income taxes of $70.0 million and $205.3 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to income before income taxes of $50.7 million and $110.1 million for the corresponding periods in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $17.1 million and $83.0 million for the nine-month period ended September 30, 2021, respectively, compared to the corresponding periods of 2020. These decreases were due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$25,514	$34,125	$83,170	$101,642	$(8,611)	(25.2)%	$(18,472)	(18.2)%
Total non-interest income	48,352	71,931	179,627	212,440	(23,579)	(32.8)%	(32,813)	(15.4)%
Credit loss expense / (benefit)	(9,775)	(15,384)	(32,102)	18,071	5,609	36.5%	(50,173)	(277.6)%
Total expenses	68,592	63,762	199,551	189,961	4,830	7.6%	9,590	5.0%
Income / (Loss) before income taxes	15,049	57,678	95,348	106,050	(42,629)	(73.9)%	(10,702)	(10.1)%
Intersegment expense	(3,415)	(4,351)	(10,291)	(13,009)	936	21.5%	2,718	20.9%
Total assets	12,560,907	11,532,762	12,560,907	11,532,762	1,028,145	8.9%	1,028,145	8.9%

CIB reported income before income taxes of $15.0 million and $95.3 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to income before income taxes of $57.7 million and $106.1 million for 2020. Factors contributing to these changes were:

•Credit loss expense decreased $50.2 million for the nine-month period ended September 30, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total non-interest income decreased $32.8 million for the nine-month period ended September 30, 2021 compared to the corresponding period in 2020, mainly as a result of valuation adjustments on CIB's equity method portfolio.

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(48,074)	$(9,090)	$(146,536)	$16,974	$(38,984)	(428.9)%	$(163,510)	(963.3)%
Total non-interest income	105,497	186,863	319,613	253,029	(81,366)	(43.5)%	66,584	26.3%
Credit loss expense / (benefit)	(281)	(4,181)	(3,896)	(135,366)	3,900	93.3%	131,470	97.1%
Total expenses	129,693	127,743	366,573	408,065	1,950	1.5%	(41,492)	(10.2)%
Income / (Loss) before income taxes	(71,989)	54,211	(189,600)	(2,696)	(126,200)	(232.8)%	(186,904)	(6,932.6)%
Intersegment (expense)/revenue	(1)	(1)	—	—	—	—%	—	0%
Total assets	44,587,236	35,120,309	44,587,236	35,120,309	9,466,927	27.0%	9,466,927	27.0%

The Other category reported a loss before income taxes of $72.0 million and $189.6 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to income before income taxes of $54.2 million and a loss before income taxes of $2.7 million for the comparable periods in 2020. Factors contributing to these changes were:

•Net interest income decreased $39.0 million and $163.5 million for the three-month and nine-month periods ended September 30, 2021, respectively, compared to the corresponding periods of 2020, due to lower rates and the sale of SBC in 2020.
•Total non-interest income increased $66.6 million for the nine-month period ended September 30, 2021 compared to the corresponding periods of 2020, due to the transfer of SBC loans to HFS at fair value in the second quarter of 2020.
•Release of credit loss expense was lower for the nine-month period ended September 30, 2021, compared to the corresponding period of 2020, due to the release of provision on loans moved to HFS during the second quarter of 2020.
•Total expenses decreased $41.5 million for the nine-month period ended September 30, 2021, compared to the corresponding period of 2020, due to lower operational risk expenses and the sale of SBC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2021	2020	2021	2020	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$1,019,999	$1,061,986	$3,149,027	$3,058,137	$(41,987)	(4.0)%	$90,890	3.0%
Total non-interest income	821,398	830,126	2,666,681	2,271,200	(8,728)	(1.1)%	395,481	17.4%
Credit loss expense / (benefit)	42,058	340,548	(85,484)	2,110,330	(298,490)	(87.6)%	(2,195,814)	(104.1)%
Total expenses	827,408	888,973	2,562,527	2,692,396	(61,565)	(6.9)%	(129,869)	(4.8)%
Income / (Loss) before income taxes	971,931	662,591	3,338,665	526,611	309,340	46.7%	2,812,054	534.0%
Total assets	49,074,450	48,448,921	49,074,450	48,448,921	625,529	1.3%	625,529	1.3%

SC reported income before income taxes of $971.9 million and $3.3 billion for the three-month and nine-month periods ended September 30, 2021, respectively, compared to income before income taxes of $662.6 million and $526.6 million for the comparable periods in 2020. Contributing to these changes were:

•Non-interest income increased $395.5 million for the nine-month period ended September 30, 2021 compared to the corresponding period of 2020, primarily driven by an increase in residual value of liquidated leased vehicles and SC's sale of the personal lending portfolio.
•Credit loss expense decreased $2.2 billion for the nine-month period ended September 30, 2021 compared to the corresponding period of 2020, primarily driven by the additional reserve to address credit risk associated with the COVID-19 outbreak during the first and second quarters of 2020, and an increase in recoveries, and a decrease in charge-offs due to the increase in used car prices in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2021		December 31, 2020		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,453,398	8.1%	$7,327,853	8.0%	$125,545	1.7%
C&I	14,950,498	16.3%	16,537,899	17.9%	(1,587,401)	(9.6)%
Multifamily	7,325,464	8.0%	8,367,147	9.1%	(1,041,683)	(12.4)%
Other commercial	8,082,374	8.8%	7,455,504	8.1%	626,870	8.4%
Total commercial loans (1)	37,811,734	41.2%	39,688,403	43.1%	(1,876,669)	(4.7)%

Consumer loans secured by real estate:
Residential mortgages	5,741,848	6.3%	6,590,168	7.2%	(848,320)	(12.9)%
Home equity loans and lines of credit	3,614,472	3.9%	4,108,505	4.5%	(494,033)	(12.0)%
Total consumer loans secured by real estate	9,356,320	10.2%	10,698,673	11.7%	(1,342,353)	(12.5)%

Consumer loans not secured by real estate:
RICs and auto loans	42,952,453	46.8%	40,698,642	44.1%	2,253,811	5.5%
Personal unsecured loans	1,542,315	1.7%	824,430	0.9%	717,885	87.1%
Other consumer	158,883	0.1%	223,034	0.2%	(64,151)	(28.8)%

Total consumer loans	54,009,971	58.8%	52,444,779	56.9%	1,565,192	3.0%
Total LHFI	$91,821,705	100.0%	$92,133,182	100.0%	$(311,477)	(0.3)%

Total LHFI with:
Fixed	$64,095,444	69.8%	$64,036,154	69.5%	$59,290	0.1%
Variable	27,726,261	30.2%	28,097,028	30.5%	(370,767)	(1.3)%
Total LHFI	$91,821,705	100.0%	$92,133,182	100.0%	$(311,477)	(0.3)%
(1) As of September 30, 2021, the Company had $249.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $1.9 billion, or 4.7%, from December 31, 2020 to September 30, 2021. This decrease was comprised of increases in Other commercial of $626.9 million which includes BSI's acquisition of Crédit Agricole and an increase in CRE of $125.5 million. These increases were offset by a decrease in C&I loans of $1.6 billion due to the forgiveness of Paycheck Protection Program loans and a decrease in multifamily loans of $1.0 billion.

	At September 30, 2021, Maturing
(in thousands)	In One Year Or Less	One to Five Years	After Five Years	Total (1)
CRE loans	$1,977,144	$4,871,045	$618,853	$7,467,042
C&I and other commercial	9,941,837	11,772,072	1,419,039	23,132,948
Multifamily loans	906,428	4,198,186	2,244,058	7,348,672
Total	$12,825,409	$20,841,303	$4,281,950	$37,948,662
Loans with:
Fixed rates	$3,910,141	$6,637,783	$2,404,046	$12,951,970
Variable rates	8,915,268	14,203,520	1,877,904	24,996,692
Total	$12,825,409	$20,841,303	$4,281,950	$37,948,662
(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.3 billion, or 12.5%, from December 31, 2020 to September 30, 2021. This decrease was comprised of a decrease in the residential mortgage portfolio of $848.3 million, and a decrease in the home equity loans and lines of credit portfolio of $494.0 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $2.3 billion, or 5.5%, from December 31, 2020 to September 30, 2021. The increase in the RIC and auto loan portfolio was primarily due to increases in originations, net of securitizations, due to the Company's initiatives to improve our pricing, as well as, our dealer and customer experience, which have increased our competitive position in the market. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of September 30, 2021, 62.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 7.6% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At September 30, 2021, a typical RIC was originated with an average annual percentage rate of 15.0% and was purchased from the dealer at a premium of 2.1%. All of the Company's RICs and auto loans are fixed-rate loans.

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased from December 31, 2020 to September 30, 2021 by $653.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2021	December 31, 2020	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$110,376	$106,751	$3,625	3.4%
C&I	85,597	107,053	(21,456)	(20.0)%
Multifamily	116,605	72,392	44,213	61.1%
Other commercial	10,598	20,019	(9,421)	(47.1)%
Total commercial loans	323,176	306,215	16,961	5.5%

Consumer loans secured by real estate:
Residential mortgages	98,952	160,172	(61,220)	(38.2)%
Home equity loans and lines of credit	92,998	91,606	1,392	1.5%
Consumer loans not secured by real estate:
RICs and auto loans	1,242,960	1,174,317	68,643	5.8%
Other consumer	4,848	6,325	(1,477)	(23.4)%
Total consumer loans	1,439,758	1,432,420	7,338	0.5%
Total non-accrual loans	1,762,934	1,738,635	24,299	1.4%

OREO	3,960	29,799	(25,839)	(86.7)%
Repossessed vehicles	232,614	204,653	27,961	13.7%
Other repossessed assets	944	3,247	(2,303)	(70.9)%
Total OREO and other repossessed assets	237,518	237,699	(181)	(0.1)%
Total non-performing assets	$2,000,452	$1,976,334	$24,118	1.2%

Past due 90 days or more as to interest or principal and accruing interest	$2,214	$52,863	$(50,649)	(95.8)%
Annualized net loan charge-offs to average loans (1)	0.6%	1.7%	n/a	n/a
Non-performing assets as a percentage of total assets	1.3%	1.3%	n/a	n/a
NPLs as a percentage of total loans	1.9%	1.8%	n/a	n/a
ALLL as a percentage of total NPLs	380.9%	422.1%	n/a	n/a
(1) Annualized net loan charge-offs are based on year-to-date charge-offs.

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrower's ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $268.4 million and $229.2 million at September 30, 2021 and December 31, 2020, respectively.

Potential problem consumer loans amounted to $3.3 billion and $3.2 billion at September 30, 2021 and December 31, 2020, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Non-performing assets increased to $2.0 billion, or 1.3% of total assets, at September 30, 2021, compared to $2.0 billion, or 1.3% of total assets, at December 31, 2020, primarily due to government stimulus payments and tax refunds provided to customers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial NPLs increased $17.0 million from December 31, 2020 to September 30, 2021. Commercial NPLs accounted for less than 1.0% of commercial LHFI at September 30, 2021 and December 31, 2020, respectively. The change in commercial NPLs was primarily comprised of an increase of $44.2 million in the Multifamily portfolio offset by a decrease of $21.5 million in the C&I portfolio.

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

RIC TDRs are placed on non-accrual status when the account becomes past due more than 60 days. For loans in non-accrual status, interest income is recognized on a cash basis. For loans on non-accrual status, the accrual of interest is resumed if a delinquent account subsequently becomes 60 days or less past due. NPLs in the RIC and auto loan portfolio increased by $68.6 million from December 31, 2020 to September 30, 2021. Non-performing RICs and auto loans accounted for 2.9% and 2.9% of total RICs and auto loans at September 30, 2021 and December 31, 2020, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$98,952	$92,998	$74,473	$91,606
Total LHFI	5,741,848	3,614,472	6,590,168	4,108,505
NPLs as a percentage of total LHFI	1.7%	2.6%	1.1%	2.2%

The NPL ratio is usually higher for the Company's residential mortgage loan portfolio compared to the home equity loans and lines of credit portfolio due to a number of factors, including the prolonged workout and foreclosure resolution processes for residential mortgage loans, differences in risk profiles, and mortgage loans located outside the Northeast and Mid-Atlantic United States. Foreclosures on consumer loans secured by real estate were $39.6 million or 20.6% of non-performing consumer loans secured by real estate at September 30, 2021, compared to $46.2 million or 27.8% of consumer loans secured by real estate at December 31, 2020.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $196.8 million, or 4.7%, from December 31, 2020 to September 30, 2021, most significantly within the residential mortgage portfolio which decreased $172.4 million. Delinquent balances and nonaccrual balances overall were lower as of September 30, 2021, primarily due to the benefits of government stimulus payments and tax refunds provided to customers

TDRs

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

The following table summarizes TDRs at the dates indicated:

	As of September 30, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$105,926	46.3%	$188,169	68.9%	$3,695,258	91.1%	$26,580	96.8%	$4,015,933
Non-performing	122,753	53.7%	85,024	31.1%	362,033	8.9%	869	3.2%	570,679
Total	$228,679	100.0%	$273,193	100.0%	$4,057,291	100.0%	$27,449	100.0%	$4,586,612

% of loan portfolio	0.6%	n/a	2.9%	n/a	9.4%	n/a	1.6%	n/a	5.0%
(1) Excludes LHFS.

	As of December 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$73,950	43.2%	$87,896	66.8%	$3,655,681	91.7%	$33,095	98.0%	$3,850,622
Non-performing	97,054	56.8%	43,605	33.2%	332,164	8.3%	684	2.0%	473,507
Total	$171,004	100.0%	$131,501	100.0%	$3,987,845	100.0%	$33,779	100.0%	$4,324,129

% of loan portfolio	0.4%	n/a	1.2%	n/a	9.8%	n/a	3.2%	n/a	4.7%
(1) Excludes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2021		Nine-Month Period Ended September 30, 2020
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,987,845	$336,284	$3,847,819	$472,312
New TDRs(1)	1,925,149	405,067	1,442,007	189,658
Charged-Off TDRs	(599,083)	(10,605)	(574,501)	(5,803)
Sold TDRs	(1,192,995)	—	(27,397)	(163,210)
Payments on TDRs	(63,625)	(201,425)	(864,311)	(77,377)
TDRs, end of period	$4,057,291	$529,321	$3,823,617	$415,580
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

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs in accordance with the CARES Act and interagency guidelines to mitigate the adverse effects of COVID-19 on modifications. These programs temporarily revised the practices noted above during 2020 and increased the volume of modifications provided to our customers. Effective January 1, 2021 at SC and April 1, 2021 at SBNA, the Company has generally returned to pre-pandemic servicing practices, with the exception of an increased limit on the total months of extensions allowed. As of September 30, 2021, the overall modification volumes were consistent with volumes experienced before the COVID-19 pandemic and the number and dollar amount of active COVID-19 modifications was immaterial.

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

Note 1 to the Consolidated Financial Statements in the Company's 2020 Annual Report on Form 10-K describes the methodology used to determine the ACL and reserve for unfunded lending commitments in the Consolidated Balance Sheets.

ACL

There were no significant changes to the ACL during the three and six months ended September 30, 2021. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $146.5 million at December 31, 2020 to $135.5 million at September 30, 2021. The decrease of the reserve for unfunded lending commitments was due to the ordinary course of business.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	September 30, 2021	December 31, 2020
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,330,072	$5,440,140
FNMA and FHLMC securities	4,262,450	5,608,296
Other securities (1)	784,330	265,053
Total investment securities AFS	11,376,852	11,313,489
Total investment securities HTM	6,594,046	5,504,685
Other investments	1,307,319	1,553,862
Total investment portfolio	$19,278,217	$18,372,036
(1) Other securities primarily include corporate debt securities and ABS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	September 30, 2021	December 31, 2020	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$90,688	$170,653	$(79,965)	(46.86)%
Corporate debt securities	239,805	155,715	84,090	54.00%
ABS	544,525	109,338	435,187	398.02%
MBS:
GNMA - Residential	4,252,130	3,536,125	716,005	20.25%
GNMA - Commercial	1,987,254	1,733,362	253,892	14.65%
FHLMC and FNMA - Residential	4,197,042	5,538,283	(1,341,241)	(24.22)%
FHLMC and FNMA - Commercial	65,408	70,013	(4,605)	(6.58)%
Total investments in debt securities AFS	$11,376,852	$11,313,489	$63,363	0.56%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2021 was approximately 5.25 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2021 was approximately 3.11 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 175 investment securities classified as HTM as of September 30, 2021.

(in thousands)	September 30, 2021	December 31, 2020	Change in unrealized gain/(loss)
Total unrealized loss	$(88,103)	$(7,183)	$(80,920)
Total unrealized gain	72,164	184,287	(112,123)
Total unrealized gain/(loss) position	$(15,939)	$177,104	$(193,043)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2021:

	September 30, 2021
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,116,664	$2,113,528
FHLMC	2,158,198	2,148,922
GNMA (1)	12,736,646	12,746,422
Total	$17,011,508	$17,008,872
(1) Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2021, goodwill totaled $2.6 billion and represented 1.7% of total assets and 10.9% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at September 30, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2020 using generally accepted valuation methods.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2021, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $602.8 million at September 30, 2021 (consisting of a deferred tax asset balance of $45.6 million and a deferred tax liability balance of $648.4 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $431.6 million increase in net deferred liability for the nine-month period ended September 30, 2021 was primarily due to a decrease in net operating loss carryforwards.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2021 and December 31, 2020, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2021 and December 31, 2020, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the nine-month periods ended September 30, 2021 and 2020, the Company paid cash dividends of zero and $125.0 million, respectively, to its common stock shareholder.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at September 30, 2021:

	SHUSA

	September 30, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	18.36%	6.50%	4.50%
Tier 1 capital ratio	20.19%	8.00%	6.00%
Total capital ratio	21.59%	10.00%	8.00%
Leverage ratio	14.88%	5.00%	4.00%

	SBNA

	September 30, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.55%	6.50%	4.50%
Tier 1 capital ratio	16.55%	8.00%	6.00%
Total capital ratio	17.70%	10.00%	8.00%
Leverage ratio	11.67%	5.00%	4.00%
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

As of September 30, 2021, SBNA has borrowed $1.0 billion from SHUSA. This transaction eliminates in consolidation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 13 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and third party flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.9 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the quarter ended September 30, 2021, SC completed on-balance sheet funding transactions totaling approximately $6.2 billion, including:

•securitization on its SDART platform for approximately $2.5 billion;
•securitizations on its DRIVE, deeper subprime platform, for approximately $1.8 billion; and
•lease securitization on its SRT platform for approximately $1.9 billion.

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

At September 30, 2021, there were no outstanding balances on the subordinated loan or the liquidity line.

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

Available Liquidity

As of September 30, 2021, SBNA had approximately $16.2 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.3 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2021 and December 31, 2020, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $29.1 billion and $23.5 billion, respectively. These amounts represented 36.8% and 31.8% of total deposits at September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, SBNA and BSI had $2.3 billion and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Nine-Month Period Ended September 30,
(in thousands)	2021	2020
Net cash flows from operating activities	$5,961,580	$4,894,072
Net cash flows from investing activities	(2,692,526)	(161,803)
Net cash flows from financing activities	3,024,746	(1,559,594)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from operating activities

Net cash flow from operating activities increased by $1.1 billion from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, primarily due to an increase in proceeds from sales of and collections on LHFS which includes the SC sale of its Bluestem personal lending portfolio.

Cash flows from investing activities

Net cash flow from investing activities decreased by $2.5 billion from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, primarily due to an increase in purchases of LHFI and an increase in securities purchased under resale agreements which began in the second quarter of 2021.

Cash flows from financing activities

Net cash flow from financing activities increased by $4.6 billion from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, primarily due to an increase in deposits and an increase in securities sold under repurchase agreements, offset by decreases in cash due to net borrowing activity.

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

SC has eight credit facilities with eleven banks providing an aggregate commitment of $8.3 billion for the exclusive use of providing short-term liquidity needs to support core and CCAP loan financing. As of September 30, 2021, there was an outstanding balance of approximately zero on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2021, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $5.6 billion of term financing with maturities ranging from December 2021 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $29.0 billion.

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

Off-Balance Sheet Financing

Beginning in 2017, SC had the option to sell a contractually determined amount of eligible prime loans to Santander through securitization platforms. As all of the notes and residual interests in the securitizations are acquired by Santander, SC recorded these transactions as true sales of the RICs securitized, and removed the sold assets from its Consolidated Balance Sheets. Beginning in 2018, this program was replaced with a new program with SBNA, whereby SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans, primarily from Stellantis dealers, all of which are serviced by SC.

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

At September 30, 2021, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Dividends, Contributions and Stock Issuances

As of September 30, 2021, the Company had 530,391,043 shares of common stock outstanding.

On March 31, 2021, SC paid a cash dividend of $0.22 per share and a special dividend of $0.22 per share of common stock for a total of $0.44 per share to shareholders of record as of the close of business on March 29, 2021. SC also paid a dividend of $0.22 per share in May 2021 and August 2021. SHUSA has requested regulatory approval to authorize SC's Board of Directors to declare a dividend in the fourth quarter. To date, approval has not been received.

SC has paid a total of $269.3 million in dividends through September 30, 2021, of which $53.2 million has been paid to NCI and $216.1 million has been paid to the Company, which eliminates in the consolidated results of the Company.

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA does not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer is subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. Upon completion of the transaction, SC will become a wholly-owned subsidiary of SHUSA.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 31, 2020, SC announced that the Company’s request for certain exceptions to the Interim Policy prohibiting share repurchases (other than repurchases relating to issuances of common stock under employee stock ownership plans) and limiting dividends paid by certain CCAR institutions to the average trailing four quarters' of net income, had been approved. Such exception approval permitted SC to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, SC announced that it had substantially exhausted the amount of shares SC was permitted to repurchase under the exception approval, and that SC expected to repurchase an immaterial number of shares remaining under the exception approval.

After substantially exhausting its share repurchase authorization on August 10, 2020 and through the end of the second quarter of 2021, SC was only permitted to repurchase a number of shares of SC Common Stock equal to the amount of share issuances related to SC’s expensed employee compensation. SC does not presently have permission to repurchase any shares of SC Common Stock.

Please find below the details of SC's tender offer and other share repurchase programs for the three-month and nine-month periods ended September 30, 2021 and 2020:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2021	2020	2021	2020
Tender offer:(1)
Number of shares purchased	—	—	—	17,514,707
Average price per share	$—	$—	$—	$26.00
Cost of shares purchased(2)	$—	$—	$—	$455,382

Other share repurchases:
Number of shares purchased	—	10,198,800	357,747	15,956,561
Average price per share	$—	$21.91	$26.46	$20.00
Cost of shares purchased(2)	$—	$223,485	$9,468	$319,075

Total number of shares purchased	—	10,198,800	357,747	33,471,268
Average price per share	$—	$21.91	$26.46	$23.14
Total cost of shares purchased(2)	$—	$223,485	$9,468	$774,457
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer.
(2) Cost of shares exclude commissions

During the nine-month period ended September 30, 2021, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
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

	Payments Due by Period
(in thousands)	Total	Less than 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Over 5 years
Payments due for contractual obligations:
FHLB advances (1)	$751,938	$751,938	$—	$—	$—
Notes payable - revolving facilities	—	—	—	—	—
Notes payable - secured structured financings	28,919,270	978,330	11,918,520	11,008,316	5,014,104
Other debt obligations (1) (2)	17,273,912	6,300,353	6,389,666	2,478,257	2,105,636
CDs (1)	2,772,012	2,107,282	541,103	120,211	3,416
Repurchase agreements(1)	1,589,515	1,589,515	—	—	—
Non-qualified pension and post-retirement benefits	68,988	7,235	14,336	13,958	33,459
Operating leases(3)	646,951	141,164	234,351	145,784	125,652
Total contractual cash obligations	$52,022,586	$11,875,817	$19,097,976	$13,766,526	$7,282,267
Other commitments:
Commitments to extend credit	$28,118,571	$7,576,342	$7,463,098	$4,984,166	$8,094,965
Letters of credit	1,324,186	1,024,599	169,009	81,891	48,687
Total Contractual Obligations and Other Commitments	$81,465,343	$20,476,758	$26,730,083	$18,832,583	$15,425,919
(1)Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2021. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
(2)Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.
(3)Does not include future expected sublease income or interest of $52.0 million.

Excluded from the above table are deposits of $76.7 billion that are due on demand by customers.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2021 and December 31, 2020:

The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2021	December 31, 2020
Down 100 basis points	(1.69)%	(1.12)%
Up 100 basis points	4.68%	3.18%
Up 200 basis points	8.86%	6.25%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2021 and December 31, 2020.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2021	December 31, 2020
Down 100 basis points	(4.42)%	(6.18)%
Up 100 basis points	(0.45)%	1.62%
Up 200 basis points	(3.00)%	0.51%

As of September 30, 2021, the Company’s profile reflected a decrease of MVE of 4.42% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.45% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Although a substantial portion of the Company’s workforce continues to work remotely due to the COVID-19 pandemic, this has not materially affected our internal controls over financial reporting. We continue to monitor and assess the COVID-19 situation to minimize potential impacts, if any, it may have on the design and operating effectiveness of our internal controls.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers, with the first customer holding one GBP savings account and one GBP current account, the second customer holding one GBP savings account, and the third customer holding two GBP current accounts. All three of the customers, who are resident in the UK, are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2021 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the US under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the nine months ended September 30, 2021.

•Santander Brasil also held a Brazilian Real account for a customer that was owned by an individual designated by the U.S. under the SDGT sanctions program. There has been no transactional activity in this account. Santander Brasil closed the account and exited the customer relationship. No revenues or profits were generated by Santander Brasil on this account in the nine months ended September 30, 2021.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the US under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2021 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

ITEM 6 - EXHIBITS

(2.1)
Agreement and Plan of Merger, dated as of August 23, 2021, by and among Santander Consumer USA Holdings Inc., Santander Holdings USA, Inc., and Max Merger Sub, Inc. (Incorporated by reference to Exhibit 2.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 26, 2021) (Commission File Number 001-16581)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 001-16581)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 3, 2017) (Commission File Number 001-16581)

(3.6)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 12, 2019) (Commission File Number 001-16581)

(3.7)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2012) (Commission File Number 001-16581)

(3.8)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019) (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 2, 2021	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 2, 2021	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President