Form 10-Q/A
period 2021-03-31
Santander Holdings USA, Inc.
filed 2022-03-03
CIK 811830

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
Number of shares of common stock outstanding at April 30, 2021: 530,391,043 shares

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended March 31, 2021 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as originally filed with the Securities and Exchange Commission (the "SEC") on May 4, 2021 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2021, to make corrections to the Condensed Consolidated Statements of Cash Flows in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors for the classification of certain loan activities related to loans held for sale and loans held for investment within the Condensed Consolidated Statements of Cash Flows. Further explanation regarding the restatement is set forth in Note 1 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

The following sections in the Original Filing have been corrected in this Form 10-Q/A to reflect this restatement:

•Part I - Item 1: Condensed Consolidated Financial Information
•Part I - Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
•Part I - Item 4: Controls and Procedures
•Part II - Item 6: Exhibits

Our principal executive officer and principal financial officer have also provided new certifications as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications are included in this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Filing in its entirety, as such information is modified and superseded where necessary to reflect the restatement. Except as provided above, this Amendment does not reflect events occurring subsequent to the filing of the Original Filing and does not amend or otherwise update any information in the Original Filing.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believes,” “expects,” “hope,” “anticipates,” “estimate,” “intends,” “plans,” “assume," "goal," "seek," "can", "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

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

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three-Month Period Ended March 31,
	2021	2020
	(As Restated - Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$892,503	$(122,915)
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	76,067	1,185,610
Deferred tax expense/(benefit)	253,814	(72,957)
Depreciation, amortization and accretion	643,477	699,060
Net (gain)/loss on sale of loans	(4,626)	59,527
Net gain on sale of investment securities	(9,874)	(9,279)
Loss on debt extinguishment	—	136
Net (gain)/loss on real estate owned, premises and equipment, and other	(470)	1,533
Stock-based compensation	—	13
Equity loss on equity method investments	15,419	2,776
Originations of LHFS	(411,185)	(270,882)
Proceeds from sales of and collections on LHFS (1)	1,753,942	441,054
Net change in:
Revolving personal loans	34,246	19,012
Other assets, BOLI and trading securities	478,807	(1,071,554)
Other liabilities	(218,207)	1,581,586
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,503,913	2,442,720

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	507,090	922,101
Proceeds from prepayments and maturities of AFS investment securities	1,408,899	2,937,260
Purchases of AFS investment securities	(2,216,074)	(1,539,266)
Proceeds from prepayments and maturities of HTM investment securities	553,091	126,127
Purchases of HTM investment securities	(677,416)	(348,375)
Proceeds from sales of other investments	32,360	47,435
Proceeds from maturities of other investments	—	45
Purchases of other investments	(254,697)	(115,738)
Proceeds from sales of LHFI (2)	1,886,907	37,981
Distributions from equity method investments	1,058	2,254
Contributions to equity method and other investments	(29,976)	(33,071)
Proceeds from settlements of BOLI policies	7,390	4,388
Purchases of LHFI	(254,722)	(77,136)
Net change in loans other than purchases and sales	(560,505)	(890,567)
Purchases and originations of operating leases	(2,172,167)	(2,030,936)
Proceeds from the sale and termination of operating leases	1,498,000	948,585
Manufacturer and Dealer incentives	(2,542)	176,051
Proceeds from sales of real estate owned and premises and equipment	6,828	11,805
Purchases of premises and equipment	(76,240)	(44,314)
NET CASH PROVIDED BY INVESTING ACTIVITIES	(342,716)	134,629

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(855,008)	1,344,797
Net change in short-term borrowings	(195,593)	907,851
Net proceeds from long-term borrowings	6,881,403	11,874,959
Repayments of long-term borrowings	(9,311,341)	(11,357,598)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(300,000)	(1,600,000)
Net change in advance payments by borrowers for taxes and insurance	30,847	40,251
Dividends paid on common stock	—	(125,000)
Dividends paid to NCI	(26,594)	(20,594)
Stock repurchase attributable to NCI	(9,474)	(468,466)
Proceeds from the issuance of common stock	450	396
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(3,785,310)	3,096,596

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(624,113)	5,673,945
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$17,300,628	$17,200,197

NON-CASH TRANSACTIONS
Loans transferred from/(to) LHFI (from)/to LHFS, net	27,184	(47,414)
Unsettled purchases of investment securities	239,531	235,272

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

Corrections of Errors

Subsequent to the issuance of the Company's March 31, 2021 Consolidated Financial Statements, errors were identified in the historical Consolidated Statement of Cash Flows for the three-month period ended March 31, 2021. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Statement of Cash Flows for the three-month period ended March 31, 2021 to reflect the error corrections. The errors originate from SC, a significant subsidiary of the Company.

•During the three-month period ended March 31, 2021, the Company reported $1,173 million of Originations of LHFS within Net Cash Provided by Operating Activities that should have been reported as Net change in loans other than purchases and sales within Net Cash Provided by Investing Activities.

•During the three-month period ended March 31, 2021, the Company reported $82 million as Proceeds from sales of and collections on LHFS within Net Cash Provided by Operating Activities that should have been reported as Net change in loans other than purchases and sales within Net Cash Provided by Investing Activities.

The impact of the above two errors on the Company’s Consolidated Statement of Cash Flows for the three-month period ended March 31, 2021 is as follows:

	Three-Month Period Ended March 31, 2021
(in thousands)	As Reported(1)	Corrections	As Restated
Originations of LHFS	$(1,584,472)	$1,173,287	$(411,185)
Proceeds from sales of and collections on LHFS	1,835,448	(81,506)	1,753,942
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,412,132	$1,091,781	$3,503,913

Net change in loans other than purchases and sales	$531,276	$(1,091,781)	$(560,505)
NET CASH PROVIDED BY INVESTING ACTIVITIES	$749,065	$(1,091,781)	$(342,716)

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the three-month period ended March 31, 2021 filed on May 4, 2021.

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

Acquisition of Credit Agricole Miami Wealth Management Business

In March 2021, BSI announced that it has reached an agreement with Crédit Agricole Corporate and Investment Bank, S.A.to take over management of up to $4.3 billion in global wealth management client assets and liabilities. The transaction is subject to

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

satisfaction of customary closing conditions and is expected to close by mid-2021. The Company will record assets acquired (including intangibles) and liabilities assumed at fair value. Intangible assets will be amortized over the estimated useful life.

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

Cash, cash equivalents, and restricted cash

	Three-Month Period Ended March 31,
(in thousands)	2021	2020
	(As Restated - Note 1)
Net cash flows from operating activities	$3,503,913	$2,442,720
Net cash flows from investing activities	(342,716)	134,629
Net cash flows from financing activities	(3,785,310)	3,096,596

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from operating activities

Net cash flow from operating activities for the three-month period ended March 31, 2021 was primarily comprised of $1.8 billion in proceeds from sales of and collections on LHFS, $643.5 million in depreciation, amortization and accretion, $253.8 million of deferred tax expense, and net income of $892.5 million, partially offset by $411.2 million of originations of LHFS.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan activities related to loans held for sale (“LHFS”) and loans held for investment (“LHFI”) within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF, which resulted in the restatement of the Condensed Consolidated Financial Statements as of and for the period ending March 31, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for LHFS and LHFI that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Plan

Our remediation plan includes enhancing the documentation and review process around identification and tracking of the classification of loans at origination; and enhancing the review controls, and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 3, 2022	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 3, 2022	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President