Form 10-Q/A
period 2021-09-30
Santander Holdings USA, Inc.
filed 2022-03-03
CIK 811830

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
Number of shares of common stock outstanding at October 31, 2021: 530,391,043 shares

EXPLANATORY NOTE

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is filing this Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2021 (the "Form 10-Q/A").

This Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, as originally filed with the Securities and Exchange Commission (the "SEC") on November 2, 2021 (the "Original Filing"). This Form 10-Q/A is being filed to restate our unaudited Condensed Consolidated Financial Statements for the nine months ended September 30, 2021, to make corrections to the Condensed Consolidated Statements of Cash Flows in the Original Filing. The restatement of our financial statements in this Form 10-Q/A reflects the correction of errors for the classification of certain loan activities related to loans held for sale and loans held for investment within the Condensed Consolidated Statements of Cash Flows. Further explanation regarding the restatement is set forth in Note 1 to the unaudited Condensed Consolidated Financial Statements included in this Form 10-Q/A.

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

See accompanying unaudited notes to Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine-Month Period Ended September 30,
	2021	2020
	(As Restated - Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$2,916,066	$(1,144,182)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	1,848,228
Credit loss (benefit)/expense	(221,724)	2,568,808
Deferred tax expense/(benefit)	509,727	(396,533)
Depreciation, amortization and accretion	1,665,858	2,120,365
Net (gain)/loss on sale of loans	(31,872)	269,411
Net gain on sale of investment securities	(15,138)	(31,646)
Loss on debt extinguishment	—	1,026
Net loss/(gain) on real estate owned, premises and equipment, and other	8,133	(60,626)
Stock-based compensation	—	33
Equity loss on equity method investments	16,599	11,352
Originations of LHFS	(1,112,388)	(2,675,625)
Proceeds from sales of and collections on LHFS (1)	2,532,025	1,622,585
Net change in:
Revolving personal loans	34,247	(59,096)
Other assets, BOLI and trading securities	473,719	350,696
Other liabilities	(46,016)	469,276
NET CASH PROVIDED BY OPERATING ACTIVITIES	6,729,236	4,894,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,326,299	2,665,593
Proceeds from prepayments and maturities of AFS investment securities	3,527,712	6,703,624
Purchases of AFS investment securities	(5,107,524)	(5,587,453)
Proceeds from prepayments and maturities of HTM investment securities	1,412,227	743,380
Purchases of HTM investment securities	(2,532,889)	(2,187,454)
Proceeds from sales of other investments	43,291	315,091
Proceeds from maturities of other investments	500,000	85
Purchases of other investments	(293,994)	(900,193)
Net change in federal funds sold and securities purchased under resale agreements	(1,589,324)	—
Proceeds from sales of LHFI (2)	2,709,436	3,540,036
Proceeds from the sales of equity method investments	8,100	—
Distributions from equity method investments	5,912	5,132
Contributions to equity method and other investments	(118,025)	(102,762)
Proceeds from settlements of BOLI policies	22,925	5,542
Purchases of LHFI	(1,266,638)	(77,136)
Net change in loans other than purchases and sales	(1,346,553)	(3,762,585)
Purchases and originations of operating leases	(6,148,651)	(4,891,504)
Proceeds from the sale and termination of operating leases	5,462,681	3,103,187
Manufacturer and Dealer incentives	52,054	358,197
Proceeds from sales of real estate owned and premises and equipment	31,382	44,476
Purchases of premises and equipment	(158,603)	(137,059)
NET CASH USED IN INVESTING ACTIVITIES	(3,460,182)	(161,803)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	4,156,483	1,919,274
Net change in short-term borrowings	(182,385)	455,578
Net proceeds from long-term borrowings	24,037,961	34,327,398
Repayments of long-term borrowings	(26,128,510)	(32,891,548)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000
Repayments of FHLB advances (with terms greater than 3 months)	(400,000)	(6,935,882)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	1,586,537	—
Net change in advance payments by borrowers for taxes and insurance	16,540	10,971
Dividends paid on common stock	—	(125,000)
Dividends paid to NCI	(53,204)	(50,546)
Stock repurchase attributable to NCI	(9,474)	(770,499)
Proceeds from the issuance of common stock	798	660
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	3,024,746	(1,559,594)

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,293,800	3,172,675
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$24,218,541	$14,698,927

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	(18,556)	(47,033)
Loans transferred from/(to) LHFI (from)/to LHFS, net	156,195	2,770,335
Unsettled purchases of investment securities	111,506	508,635

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

Correction of Errors

Subsequent to the issuance of the Company's September 30, 2021, Consolidated Financial Statements, errors were in the historical Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2021. Accordingly, the Company has restated the unaudited interim Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2021, to reflect the error corrections. The errors originate from SC, a significant subsidiary of the Company.

•During the nine-month period ended September 30, 2021, the Company reported $1,171 million of Originations of LHFS within Net Cash Provided by Operating Activities that should have been reported as Net change in loans other than purchases and sales within Net Cash Provided by Investing Activities.

•During the nine-month period ended September 30, 2021, the Company reported $404 million as Proceeds from sales of and collections on LHFS within Net Cash Provided by Operating Activities that should have been reported as Net change in loans other than purchases and sales within Net Cash Provided by Investing Activities.

The impact of the above two errors on the Company’s Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2021 is as follows:

	Nine-Month Period Ended September 30, 2021
(in thousands)	As Reported(1)	Corrections	As Restated
Originations of LHFS	$(2,283,675)	$1,171,287	$(1,112,388)
Proceeds from sales of and collections on LHFS	2,935,656	(403,631)	2,532,025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$5,961,580	$767,656	$6,729,236

Net change in loans other than purchases and sales	$(578,897)	$(767,656)	$(1,346,553)
NET CASH USED IN INVESTING ACTIVITIES	$(2,692,526)	$(767,656)	$(3,460,182)

(1) Originally reported amounts included in the Quarterly Report on Form 10-Q for the nine-month period ended September 30, 2021 filed on November 2, 2021.

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

Cash, cash equivalents, and restricted cash

	Nine-Month Period Ended September 30,
(in thousands)	2021	2020
	(As Restated - Note 1)
Net cash flows from operating activities	$6,729,236	$4,894,072
Net cash flows from investing activities	(3,460,182)	(161,803)
Net cash flows from financing activities	3,024,746	(1,559,594)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from operating activities

Net cash flow from operating activities increased by $1.8 billion from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, primarily due to a decrease in originations of LHFS and an increase in proceeds from sales of and collections on LHFS which includes the SC sale of its Bluestem personal lending portfolio.

Cash flows from investing activities

Net cash flow used in investing activities increased by $3.3 billion from the nine-month period ended September 30, 2020 to the nine-month period ended September 30, 2021, primarily due to an increase in purchases of LHFI and an increase in securities purchased under resale agreements which began in the second quarter of 2021.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2021 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q/A present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan activities related to loans held for sale (“LHFS”) and loans held for investment (“LHFI”) within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF, which resulted in the restatement of the Condensed Consolidated Financial Statements as of and for the period ending March 31, June 30, and September 30, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for LHFS and LHFI that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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