Form 10-K
period 2021-12-31
Santander Holdings USA, Inc.
filed 2022-03-07
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
Number of shares of common stock outstanding at February 28, 2022: 530,391,043 shares

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
SANTANDER HOLDINGS USA, INC., AND SUBSIDIARIES

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

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors and assumptions, some of which are beyond the Company's control. Among the factors that could cause the Company’s financial performance to differ materially from that suggested by forward-looking statements are:

•the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, actions related to COVID-19, as well as the impact of changes in and interpretations of GAAP, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;
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
•changing federal, state, and local tax laws and regulations, which may include tax rates changes, that could materially adversely affect our business, including changes to tax laws and regulations and the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes or recover fewer overpayments compared to what has been accrued or paid as of period-end;
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

2018 Resolution Plan: the Section 165(d) Resolution Plan most recently filed by Santander, dated as of December 31, 2018	CMOs: collateralized mortgage obligations
401-K Plan: SBNA's 401-K Plan	COBRA: Consolidated Omnibus Budget Reconciliation Act
ABS: Asset-backed securities	CODM: Chief Operating Decision Maker
ACL: Allowance for credit losses	Company: Santander Holdings USA, Inc.
ADRs: American Depositary Receipts	COSO: Committee of Sponsoring Organizations
AFS: Available-for-sale	Covered Fund: a hedge fund or a private equity fund
ALLL: Allowance for loan and lease losses	COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020
AOCI: Accumulated other comprehensive income	CPR: constant prepayment rate
ARRC: Alternative Reference Rate Committee	CRA: Community Reinvestment Act
ASC: Accounting Standards Codification	CRA Final Rule: the final rule relating to the CRA issued by the OCC on July 20, 2020
ASU: Accounting Standards Update	CRA NPR: the NPR related to the CRA issued by the OCC and the FDIC on December 12, 2019
ATM: Automated teller machine	CRD IV: Capital Requirements Directive IV
BHC: Bank holding company	CRE: Commercial Real Estate
BHCA: Bank Holding Company Act of 1956, as amended	CRE & VF: Commercial Real Estate and Vehicle Finance
BOLI: Bank-owned life insurance	DCF: Discounted cash flow
Brokers: Independent parties	DDFS: DDFS LLC
BSI: Banco Santander International	DE&I: Diversity, equity & inclusion
BSPR: Banco Santander Puerto Rico	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
C&I: Commercial and Industrial Banking	DOJ: Department of Justice
CARES Act: Coronavirus Aid CBB, Relief, and Economic Security Act	DPD: days past due
CBB: Consumer and Business Banking	DRIVE: Drive Auto Receivables Trust, a securitization platform
CBP: Citizens Bank of Philadelphia	DTA: Digital Transformation Award
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	DTI: Debt-to-income
CCAR: Comprehensive Capital Analysis and Review	EAD: Exposure at default
CD: Certificate of deposit	Economic Growth Act: the Economic Growth, Regulatory Relief, and Consumer Protection Act
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	EIP: Economic impact payments
CEF: Closed-end fund	EIR: Effective interest rate
CEO: Chief Executive Officer	EPS: Enhanced Prudential Standards
CET1: Common equity Tier 1	ESG: Environmental, Social, and Governance
CEVF: Commercial Equipment Vehicle Financing	ETR: Effective tax rate
CFPB: Consumer Financial Protection Bureau	EU: European Union
CFO: Chief Financial Officer	Evaluation Date: December 31, 2021
CFTC: Commodity Futures Trading Commission	Exchange Act: Securities Exchange Act of 1934, as amended
Change in Control: Consolidation of SC in January 2014	FASB: Financial Accounting Standards Board
CHRO: Chief Human Resources Officer	FBO: Foreign banking organization
CIB: Corporate and Investment Banking	FDIA: Federal Deposit Insurance Corporation Improvement Act
CID: Civil investigative demand	FDIC: Federal Deposit Insurance Corporation
CLTV: Combined loan-to-value	Federal Reserve: Board of Governors of the Federal Reserve System

FHLB: Federal Home Loan Bank	MPLFA: Ten-year master private-label financing agreement with Stellantis N.V.
FHLMC: Federal Home Loan Mortgage Corporation	MSPA: Master Securities Purchase Agreement
FICO®: Fair Isaac Corporation credit scoring model	MSR: Mortgage servicing right
FINRA: Financial Industrial Regulatory Authority	MVE: Market value of equity
FNMA: Federal National Mortgage Association	NCI: Non-controlling interest
FRB: Federal Reserve Bank	Nominations Committee: Nominations and Executive Committee
FVO: Fair value option	NMDs: non-maturity deposits
GAAP: Accounting principles generally accepted in the United States of America	NMTC: New market tax credits
GBP: British pound sterling	NPL: Non-performing loan
GDP: Gross domestic product	NPR: notice of proposed rule-making
GHG: Greenhouse Gas	NSFR: net stable funding ratio
GLBA: Gramm-Leach-Bliley Act	NYDFS: the New York Department of Financial Services
GNMA: Government National Mortgage Association	NYSE: New York Stock Exchange
GSIB: globally systemically important bank	OCC: Office of the Comptroller of the Currency
HFI: Held for investment	OCI: Other comprehensive income
HFS: Held for sale	OEM: Original equipment manufacturer
HPI: Housing price index	OIS: Overnight indexed swap
HTM: Held to maturity	OREO: Other real estate owned
IBOR: Inter-bank offered rate	Offer Price: offer of $41.50 per share at which SHUSA has offered to purchase all outstanding shares of common stock of SC not already owned by SHUSA
IDI: insured depository institution	OTC: Over-the-counter
IFRS: International Financial Reporting Standards	Parent Company: the parent holding company of SBNA and other consolidated subsidiaries
IHC: U.S. intermediate holding company	PCH: Pierpont Capital Holdings LLC
Interim Policy: Policy issued by the Federal Policy for the third quarter of 2020 and since extended that prohibits share repurchases and limiting dividends by CCAR institutions	PCD: purchased credit-deteriorated
IPO: Initial public offering	PD: Probability of default
IRC: Internal Revenue Code	REIT: Real estate investment trust
IRS: Internal Revenue Service	RIC: Retail installment contract
ISDA: International Swaps and Derivatives Association, Inc.	ROU: Right-of-use
IT: Information technology	RSUs: Restricted stock units
LCR: liquidity coverage ratio	RV: Recreational vehicle
LGD: Loss given default	RWA: Risk-weighted asset
LHFI: Loans held for investment	S&P: Standard & Poor's
LHFS: Loans held for sale	SAF: Santander Auto Finance
LIBOR: London Interbank Offered Rate	SAM: Santander Asset Management, LLC
LIHTC: Low income housing tax credit	SAN MEXICO: Grupo Financiero Santander Mexico
LTD: Long-term debt	Santander: Banco Santander, S.A.
LTV: Loan-to-value	Santander Global Technology: Santander Global Technology S.L.
MBS: Mortgage-backed securities	Santander UK: Santander UK plc
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBNA: Santander Bank, National Association
ME: Material entity	SBC: Santander BanCorp and its subsidiaries
MEP: Management Equity Plan	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MGB: Mexican government bond	SCB: stress capital buffer
Moody’s: Moody's Investors Service, Inc.	SC Common Stock: Common shares of SC

SCART: Santander Consumer Auto Receivables Trust	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
SCF: Statement of cash flows	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
SCI: Santander Consumer International Puerto Rico, LLC	TALF: Term asset-backed securities loan facility
TBV: tangible book value
SDART: Santander Drive Auto Receivables Trust	TCJA: Tax Cut and Jobs Act of 2017
SDGT: Specially Designated Global Terrorist	TDR: Troubled debt restructuring
SEC: Securities and Exchange Commission	TLAC: Total loss-absorbing capacity
Securities Act: Securities Act of 1933, as amended	TLAC Rule: The Federal Reserve’s total loss-absorbing capacity rule
Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements	Transaction: definitive agreement whereby SHUSA sees to acquire SC's shares for $41.50 per share in cash
SFS: Santander Financial Services, Inc.	Trusts: Securitization trusts
SHUSA: Santander Holdings USA, Inc.	TSR: Total shareholder return
SHUSA/US Risk Committee: Joint SHUSA and Combined U.S. Operations of Santander Risk Committee	U.K.: United Kingdom
SIFMA: Securities Industry and Financial Markets Association	UPB: Unpaid principal balance
SIS: Santander Investment Securities Inc.	USD: United States dollar
SOFR: Secured Overnight Financing Rate	U.S. MEs: U.S. material entities of Santander
SPAIN: Santander Private Auto Issuing Note	VIE: Variable interest entity
SPE: Special purpose entity	VOE: Voting rights entity
SREV: Santander Revolving Auto Loan Trust	YTD: Year-to-date
SRIP: Special Regulatory Incentive Program
SRT: Santander Retail Auto Lease Trust

PART I

ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

SBNA's primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. At December 31, 2021, SBNA had 483 branches and 2,128 ATMs across its footprint. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. SBNA earns interest income on its loan and investment portfolios. In addition, SBNA generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. SBNA's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of SBNA are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within SBNA's geographic footprint.

SC is a full-service specialized consumer finance company focused on vehicle finance and third-party servicing. SC's primary business is the indirect origination and servicing of RICs and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SAF is SC’s primary vehicle financing brand, and is available as a finance option for automotive dealers across the United States.

Since May 2013, under the MPLFA with Stellantis, SC has operated as Stellantis's preferred provider for consumer loans, leases, and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. Refer to Note 20 for additional details. On June 28, 2019, SC entered into an amendment to the MPLFA which modified that agreement to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions. That amendment also terminated the previously disclosed tolling agreement, dated July 11, 2018, between the Company and Stellantis. In January 2021, Stellantis and Peugeot completed their merger, creating the fourth largest automobile manufacturer in the world.

SC also purchases vehicle RICs from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, the Company has other relationships through which it holds other consumer finance products. These consumer finance products previously included personal lending; however, in 2015, the Company announced its exit from personal lending. During the first quarter of 2021, the Company completed the sale of the Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase new advances of all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem.

As of December 31, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. Refer to Note 1 of the Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's outstanding shares.

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time, SHUSA acquired the remaining 19.8% noncontrolling interest in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA.

In July 2021, SHUSA announced that it had reached an agreement to acquire PCH, parent company of Amherst Pierpont Securities, a market-leading independent fixed-income broker dealer, for a total consideration of approximately $450 million. PCH has a net book value of approximately $300 million. Amherst Pierpont Securities has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong. The transaction is expected to close subject to regulatory approvals and customary closing conditions.

Segments

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.
•The CBB segment includes the products and services provided to Bank consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, and business loans such as business lines of credit and commercial cards. SBNA also finances indirect consumer automobile RICs and leases through intercompany agreements with SC. In addition, SBNA provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
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

ESG

Our responsible growth strategy includes a focus on addressing global sustainability challenges. We contribute to the transition towards a more just and sustainable economy by managing climate-related risks and opportunities, building a comprehensive sustainable and green finance proposition and reducing our environmental footprint.

Our three topmost climate-related opportunities are:
•Continued financing of renewable energy sources, including wind and solar power; and
•Development of diverse products and services that provide climate solutions that assist our clients as they transition to a low-carbon economy, and that result in greater diversification, competitive advantage, and increased revenue; and
•Resource efficiencies to reduce environmental impact, operational costs, and increase the value of fixed assets.

We are committed to a more sustainable economy by addressing climate change and sustainable business practices. We continue to make progress towards meeting our goals:

•Carbon neutral in operations. This goal was first achieved in 2020 and will continue to be achieved through purchase of offsets, while reducing our carbon footprint.
•Single-use plastic free at all facilities, where feasible, resulting in an estimated reduction of 70,000 pounds annually of plastic waste across the US. The goal was first achieved in 2021 and the Company continues to work with suppliers to reduce plastic usage.
•100% purchasing of renewable electricity for facilities, where possible, by 2025.

The goals discussed above are ambitious; as such, no guarantees or promises are made that these goals will be met or continued. Furthermore, statistics and metrics included in these disclosures are estimates; they may also be based on assumptions.

Human Capital Management

Our employees are central to our Company’s success. Our Company invests significant resources to maintain a Company culture that is Simple, Personal and Fair and to attract, develop and retain the high-caliber workforce needed to meet our corporate goals. We invest in our employees by seeking to create a diverse and inclusive work environment, providing competitive compensation and benefits, quality training and development opportunities, and ensuring a safe and healthy workplace.

Human Resources and Communications Teams

Our HR and Communications teams are responsible for:

•Communications – leads and manages employee communications and supports employee and customer events across the organization, as well as leads and manages proactive communications for issue resolution and overall media relations management.
•Culture, Engagement and Employer Branding--activates and promotes Santander’s Employer Value Proposition in the US, fostering a unified, “One Santander,” elevating employee engagement and attracting top talent.
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
•Employee Relations – supports the Company to assist with conflict resolution, internal investigations of discrimination or harassment, and questions on HR policies and procedures for all employees.
•DE&I - focuses on supporting workforce diversity.

DE&I

Our focus on diversity, equity, and inclusion extends beyond valuing differences such as gender, age, ethnicity, race, sexual orientation, education, physical and cognitive abilities, veteran status, and religion. We believe that a diverse, equitable, and inclusive environment helps create prosperity for our employees, customers, and communities. Our culture is underpinned by our core values and includes an unwavering commitment to serving the underserved among us.

The Company established the Office of Diversity, Equity, and Inclusion and appointed a Chief Diversity Officer (CDO) who has dual reporting relationships to the Santander US Diversity Champion and the Chief Human Resources Officer. The CDO serves as a senior executive leading the Company's cultural change initiatives, with a focus on comprehensive and results-driven program management.

The Office of DE&I implemented several initiatives in 2021 including an inclusive culture campaign, financial empowerment and mentorship programs for employees, and the launch of the Company’s DE&I webpage. The Company continues to be committed to advancing diversity, equity, and inclusion, not only for ourselves, but also for those we serve.

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

Our workforce was approximately 14,600 employees at December 31, 2021. None of our employees is represented by a collective bargaining agreement. At December 31, 2021, the Company's 12-month rolling voluntary attrition rate was 19.3%.

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

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being. The Company sponsors two medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, and condition management and support. During the COVID-19 pandemic, the Company increased the mental health tools available to employees and also provides all employees with comprehensive paid leave programs and an employee assistance program that includes counseling sessions at no cost.

In 2021, the pandemic had a significant impact on our human capital management. We continued to allow our non-location dependent staff to work remotely, while maintaining various protocols and procedures for the safety of our employees. Some of these protocols included, but are not limited to, enhanced facility cleanings, reconfiguration of the workplace to allow for social distancing, providing our employees personal protective equipment, the implementation of a daily health screen prior to reporting to our facilities, and comprehensive training for employees on these new protocols. The Company also established a Vaccine Time Off Program to allow employees paid time off to receive or recover from the Covid Vaccine.

Competition

The Company’s primary competitors for SBNA and SC are:
•national and regional banks;
•credit unions;
•independent financial institutions; and
•the affiliated finance companies of automotive manufacturers.

SBNA is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, the availability of alternate channels of distribution, and servicing capabilities. Direct competition for deposits comes primarily from other national, regional, and state banks, thrift institutions, and broker-dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving competition for commercial and consumer loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for originating loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

The Company also provides investment management, broker-dealer and private banking services for its clients. We face competition in providing these services from trust companies, full-service banks, asset managers, investment advisors, securities dealers, mutual fund companies, and other financial institutions.

The automotive finance industry in which both SC and SBNA participate is highly competitive. While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate.

SC competes on the pricing offered on loans and leases as well as the customer service provided to automotive dealer customers. Pricing for these loans and leases is transparent because SC, along with its industry competitors, posts pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SC's pricing against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet each individual dealer's needs.

SC seeks to compete effectively through its proprietary credit-scoring system and industry experience, which are used to establish appropriate risk pricing. In addition, SC benefits from Stellantis’s subvention programs through the MPLFA. SC seeks to develop strong dealer relationships through a nationwide sales force and a long history in the automotive finance space. Further, SC expects to continue deepening dealer relationship through the Stellantis product offerings and believes it can compete effectively by continuing to expand those relationships.

Supervision and Regulation

The U.S. lending industry is highly regulated under various federal laws, including the Truth-in-Lending Act, Equal Credit Opportunity Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Leasing Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, the DFA and the GLBA, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the Federal Trade Commission, and the DOJ and by regulatory agencies in each state in which the Company and its subsidiaries are licensed.

The activities of the Company and its subsidiaries, including SBNA and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. SHUSA is a BHC pursuant to the BHC Act. As a BHC, the Company is subject to consolidated supervision by the Federal Reserve, including the FRB of Boston.

SBNA is a national bank chartered under the National Bank Act and subject to supervision by the OCC, which has the ability to limit certain of its activities, such as the timing and amount of dividends and certain transactions that it might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Bank’s growth- and is a member of the FDIC.

In addition, the Company is directly and indirectly, through its relationship with Santander, subject to certain banking and financial services regulations, including oversight by the European Central Bank.

Refer to the "Regulatory Matters" section within Item 7- MD&A for discussion of current regulatory matters impacting the Company. Additional legal and regulatory matters affecting the Company’s activities are further discussed in Part I, Item 1A-Risk Factors of this Annual Report on Form 10-K.

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

Control of the Company or SBNA

Under the Change in Bank Control Act, individuals, corporations or other entities acquiring SHUSA's common stock may, alone or together with other investors, be deemed to control the Company and thereby SBNA. Ownership of more than 10% of SHUSA’s capital stock may be deemed to constitute “control” if certain other control factors are present. If deemed to control the Company, those persons or groups would be required to obtain the Federal Reserve's approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations.

Standards for Safety and Soundness

The federal banking agencies adopted certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, IT and data security practices, and compensation standards for officers, directors and employees.

Insurance of Accounts and Regulation by the FDIC

SBNA is a member of the Deposit Insurance Fund, which is administered by the FDIC. SBNA's deposits are insured up to applicable limits by the FDIC. The FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions like SBNA. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which is currently $250,000 per depositor per ownership category for each ownership deposit account category.

FDIC insurance premium expenses were $33.2 million for the year ended December 31, 2021.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, IDIs must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2021, SBNA met the criteria to be classified as “well capitalized.”

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

Federal banking laws, regulations and policies limit SBNA’s ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the bank is not adequately capitalized at the time. In addition, the OCC's prior approval is required if the OCC deems it to be in troubled condition or a problem institution.

Any dividends declared and paid have the effect of reducing SBNA’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2021, 2020, and 2019, the Company paid cash dividends of zero, $125.0 million and $400.0 million, respectively.

In June 2020, the Federal Reserve Board announced the Interim Policy, to be applied in the third quarter of 2020, which provided that certain large CCAR banks, including SHUSA, cannot pay common stock dividends that exceed the institution’s average trailing four quarters of net income. The Interim Policy also prohibited these banks from implementing share purchase programs, except to make share repurchases relating to issuances of common stock related to employee stock ownership plans.

In July 2020, SC announced that the Federal Reserve had approved certain exceptions to the Interim Policy and that SC was permitted to pay a dividend and continue its share repurchase program during the third quarter of 2020.

Subsequently, the Federal Reserve extended and revised the Interim Policy through the first quarter of 2021. SC subsequently announced that the Federal Reserve approved certain exceptions to the Interim Policy and that SC was permitted to pay first and second quarter 2021 common stock dividends.

The Federal Reserve announced termination of the Interim Policy and the temporary capital distribution restrictions expired on June 30, 2021. Large firms (including SHUSA) remain subject to the normal restrictions imposed by the Federal Reserve Board's regulatory capital framework, inclusive of the SCB.

As a result of the potential PCH acquisition announced in August 2021, SHUSA was required to resubmit its 2021 Capital Plan to the Federal Reserve. While the Federal Reserve reviews the resubmitted capital plan, SHUSA must continue to request approval to pay dividends. SHUSA requested and the Federal Reserve approved payment of the SC common dividend for the Q3 2021 and Q4 2021 periods. SHUSA must continue to request approval to pay dividends until the Federal Reserve responds to the resubmitted capital plan and PCH acquisition application. After these responses, SHUSA expects to be subject to the normal restriction imposed by the SCB.

Federal Reserve Regulation

Under Federal Reserve regulations, SBNA generally has been required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields. On March 15, 2020 the Federal Reserve reduced reserve requirements to 0%. This change took effect on March 26, 2020.

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, SBNA is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. SBNA is a member of and held investments in the FHLB of Pittsburgh which totaled $37.0 million as of December 31, 2021, compared to $77.0 million at December 31, 2020. SBNA utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. SBNA had access to advances with the FHLB of up to $11.9 billion at December 31, 2021, and had outstanding advances of $0.3 billion. The level of borrowing capacity SBNA has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral SBNA holds at a given time.

SBNA received $3.0 million and $17.7 million in dividends on its stock in the FHLB of Pittsburgh in 2021 and 2020, respectively.

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

Environmental Laws

Environmentally-related hazards are a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, SBNA may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with SBNA. The Company is not aware of any borrower which is currently subject to any environmental investigation or clean-up proceeding or any other environmental matter that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA or its subsidiaries.

Securities and Investment Regulation

The Company conducts its securities and investment business activities through its subsidiaries SIS and SSLLC. SIS and SSLLC are registered broker-dealers with the SEC and members of FINRA. SIS’s activities include investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities. SSLLC is also a registered investment adviser with the SEC, and BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

Written Agreements and Regulatory Actions

See the “Regulatory Matters” section of the MD&A and Note 22 of the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of current regulatory actions.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. Our filings are also accessible through our website at: https://www.santanderus.com/us/investorshareholderrelations. The information contained on our website is not being incorporated herein and is provided for the information of the reader and are not intended to be active links.

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

•The COVID-19 pandemic continues to affect our business. Closures and disruptions to businesses in the U.S. due to the COVID-19 pandemic have led to negative effects on our customers, in some situations, reducing demand for certain of our products and services.

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

Despite the long-term expansion of the U.S. economy, some uncertainty remains regarding U.S. monetary policy and the future economic environment. There can be no assurance that economic conditions will continue to improve. Such economic uncertainty could have an adverse effect on our business and results of operations. A downturn of the economic expansion or failure to sustain the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry. In addition, dislocations in international trade such as interruptions in international supply chains or implementation of tariffs may impact prices and demand for goods and services and lead to lower levels of business and possible declining creditworthiness of customers.

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

Uncertainty regarding LIBOR may adversely affect our business

The UK Financial Conduct Authority, which regulates LIBOR, announced in July 2017 that it will no longer persuade or require banks to submit rates for the calculation of LIBOR after 2021. In December 2020, ICE Benchmark Administration, the administrator of LIBOR, announced its intention to cease publication of LIBOR settings and proceeded. The administrator indicated that it intends to cease publication of the one week and two month USD LIBOR setting immediately following the LIBOR publication on December 31, 2021. The remaining USD LIBOR settings will cease immediately following the LIBOR publication on June 30, 2023.

Several international working groups are focused on transition plans and alternative contract language seeking to address potential market disruption that could arise from the replacement of LIBOR with a new reference rate. For example, in the U.S., the Alternative Reference Rates Committee, a group convened by the Federal Reserve and the FRB of New York and comprised of private sector entities, banking regulators and other financial regulators, including the SEC, has identified SOFR as its preferred alternative for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on observable U.S. Treasury-backed repurchase transactions. In addition, ISDA launched the IBOR Fallbacks Supplement and IBOR Fallbacks Protocol, which amend ISDA’s standard definitions for interest rate derivatives to incorporate fallbacks for derivatives linked to certain IBORs, with the changes coming into effect on January 25, 2021. From that date, all new cleared and non-cleared derivatives that reference the definitions include the fallbacks. As a result of signing on to the IBOR Fallbacks Protocol, we will be able to incorporate those revisions into our legacy non-cleared derivatives trades with other counterparties that choose to adhere to the Protocol.

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

The Company, in collaboration with its subsidiaries and affiliates, is engaged in an enterprise-wide initiative to identify, assess, monitor and remediate risks associated with the potential discontinuation or unavailability of LIBOR and the transition to use of alternative reference rates such as SOFR. As part of these efforts, the Company has established a LIBOR Transition Steering Committee that includes the Company’s Chief Accounting Officer and Treasurer and representatives of the Company’s significant subsidiaries and business lines. Among other matters, the Company is identifying assets and liabilities tied to LIBOR, the exposure of its subsidiaries to LIBOR, the degree to which fallback language currently exists in the Company’s contracts that references LIBOR, and is monitoring relevant industry developments and publications by market associations and clearing houses.

While we continue address existing contracts that extend beyond December 31, 2021 and June 30, 2023 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted. As of December 31, 2021, the Company had approximately $20 billion of loans and approximately $5 billion of borrowings with LIBOR exposure. We also had approximately $61 billion in notional amounts of derivative contracts with LIBOR exposure.

Even if financial instruments are transitioned to alternative reference rates successfully, the new reference rates are likely to differ from the previous reference rates, and the value and return on those instruments could be impacted adversely. We could also be subject to increased costs and pricing risk due to paying higher interest rates on our existing financial instruments and how changes to benchmark indices could impact pricing mechanisms on some instruments. We could incur legal risks in the event of such changes, as re-negotiation and changes to documentation for new and existing transactions may be required, especially if parties to an instrument cannot agree on how to effect the transition. We could incur conduct risks arising from the potential impact of communication with customers and engagement during the transition period. We could also incur further operational risks due to the potential need to adapt IT systems, trade reporting infrastructure, and operational processes and controls, including models and hedging strategies, or due to the large volume of contracts that will require transition and the possibility that the period during which the transition will need to take place may have a short duration.

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

Governmental and regulatory authorities implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households, such as the reduction of the Federal Reserve’s benchmark interest rate to near zero in March 2020 and the Federal Reserve’s announcement of capital preservation measures applicable to banking organizations in June and September 2020, such as suspending share repurchases, capping dividend payments, requiring banking organizations to re-evaluate their longer-term capital plans and requiring resubmission of capital plans to reflect more recent macroeconomic developments. In addition, the Coronavirus Aid, Relief, and Economic Security Act provided financial institutions with the option to suspend certain GAAP requirements for coronavirus-related loan modifications that would otherwise constitute troubled debt restructurings and further required the U.S. federal banking agencies to defer to financial institutions’ determinations in making such suspensions. However, these governmental and regulatory actions may not be successful in mitigating the adverse economic effects of COVID-19. Sustained adverse economic effects from the pandemic may also result in adverse effects to the interest rate environment.

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

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may change at any time. In addition, regulators' interpretation and application of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has been adopted in the United States, and regulations have been and are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required or other changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities or provide certain products and services, affect the value of assets we hold, compel us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or their interpretation or application will not affect us adversely.

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, the Company and SBNA are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our business, financial condition and results of operations.

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

Significant United States Regulation

From time to time, we are or may become subject to or involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the FRB, the OCC, the CFPB, the FDIC, the DOJ, the SEC, FINRA, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we and Santander must provide to the Federal Reserve and the FDIC a Section 165(d) Resolution Plan. The purpose of this DFA provision is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated as of December 31, 2018, provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. MEs. MEs are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2018 Resolution Plan include, among other entities, the Company, SBNA and SC.

The 2018 Resolution Plan describes a strategy for resolving Santander’s U.S. operations, including its U.S. MEs and the core business lines that operate within those U.S. MEs, in a manner that would substantially mitigate the risk that the resolutions would have serious adverse effects on U.S. or global financial stability. Under the 2018 Resolution Plan’s hypothetical resolutions of the U.S. MEs, SBNA would be placed into FDIC receivership and the Company and SC would be placed into bankruptcy under Chapter 7 and Chapter 11 of the U.S. Bankruptcy Code, respectively.

The strategy described in the 2018 Resolution Plan contemplates a “multiple point of entry” strategy, in which Santander and the Company would each undergo separate resolution proceedings under European regulations and the U.S. Bankruptcy Code, respectively. In a scenario in which SBNA and SC were in resolution, the Company would file a voluntary petition under Chapter 7 of the Bankruptcy Code, and holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.
The Company, the Federal Reserve and the FDIC are not obligated to follow the Company’s preferred resolution strategy for resolving its U.S. operations under its resolution plan. In addition, Santander could in the future change its resolution strategy for resolving its U.S. operations. In an alternative scenario, the Company alone could enter bankruptcy under the U.S. Bankruptcy Code, and the Company’s subsidiaries would be recapitalized as needed, using assets of the Company, so that they could continue normal operations as going concerns or subsequently be wound down in an orderly manner. As a result, the losses incurred by the Company and its subsidiaries would be imposed first on the holders of the Company’s equity securities and thereafter on unsecured creditors, including holders of our LTD and other debt securities. Holders of our LTD and other debt securities would be junior to the claims of creditors of the Company’s subsidiaries and to the claims of priority (as determined by statute) and secured creditors of the Company. Under either of these scenarios, in a resolution of the Company under the U.S. Bankruptcy Code, holders of our LTD and other debt securities would realize value only to the extent available to the Company as a shareholder of SBNA, SC and its other subsidiaries, and only after any claims of priority and secured creditors of the Company have been fully repaid.

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

The DFA created a new resolution regime known as the “orderly liquidation authority” to which financial companies, including the Company, can be subjected. Under the orderly liquidation authority, the FDIC may be appointed as receiver to liquidate a financial company if, upon the recommendation of applicable regulators, the United States Secretary of the Treasury determines that the entity is in severe financial distress, the entity’s failure would have serious adverse effects on the U.S. financial system, and resolution under the orderly liquidation authority would avoid or mitigate those effects, among other things.

If the FDIC were appointed as receiver under the orderly liquidation authority, then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of creditors and other parties who have transacted with the Company. There are substantial differences between the rights available to creditors under the orderly liquidation authority and under the U.S. Bankruptcy Code. The FDIC may disregard the strict priority of creditor claims in some circumstances, and an administrative claims procedure rather than a judicial procedure is used to determine creditors’ claims. Furthermore, the FDIC has the right to transfer assets or liabilities of the failed company to a third party or “bridge” entity under the orderly liquidation authority.

Regardless of what resolution strategy Santander might prefer for resolving its U.S. operations, the FDIC could resolve the Company in a manner that would impose losses on the Company’s shareholder, unsecured debtholders (including holders of our LTD) and other creditors, while permitting the Company’s subsidiaries to continue to operate. The application of such an entry strategy in which the Company would be the only legal entity in the U.S. to enter resolution proceedings could result in greater losses to holders of our LTD and other debt securities than the losses that would result from the application of a bankruptcy proceeding or a different resolution strategy for the Company. Assuming the Company entered resolution proceedings and support from the Company to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level could be transferred to the Company and ultimately borne by the Company’s securityholders (including holders of our LTD and other debt securities), with the result that third-party creditors of the Company’s subsidiaries would receive full recoveries on their claims, while the Company’s securityholders (including holders of our LTD) and other unsecured creditors could face significant losses. In addition, in a resolution under the orderly liquidation authority, holders of our LTD and other debt securities of the Company could face losses ahead of other similarly situated creditors if the FDIC exercised its right, to disregard the strict priority of creditor claims.

The orderly liquidation authority also requires that creditors and shareholders of the financial company in receivership must bear all losses before taxpayers are exposed to any losses, and amounts owed by the financial company or the receivership to the U.S. government would generally receive a statutory payment priority over the claims of private creditors, including holders of our LTD and other debt securities. In addition, under the orderly liquidation authority, claims of creditors (including holders of our LTD and other debt securities) could be satisfied through the issuance of equity or other securities in a bridge entity to which the Company’s assets are transferred. If securities were to be delivered in satisfaction of claims, there can be no assurance that the value of the securities of the bridge entity would be sufficient to repay all or any part of the creditor claims for which the securities were exchanged.

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Effective January 2017, the Federal Reserve finalized a rule adjusting its capital plan and stress testing rules, exempting from the qualitative portion of the CCAR certain BHCs and U.S. IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as GSIBs. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements, are subject to regular supervisory assessments that examine their capital planning processes and are subject to the limitations and requirements set forth in the Federal Reserve's SCB rules.

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

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. Our loan and lease loss reserves may also be influenced by other factors such as the degree that our loan portfolios are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral. Such concentrations could increase the possibility that similarly situated borrowers and their collateral may collectively be affected by certain economic or market conditions or events such as, for example, natural or man-made disasters. Many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in our credit card portfolio or the introduction of new products, or if future actual losses exceed our estimates of expected losses, we may be required to increase our loan and lease loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

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

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including as a result of a weaker than expected economic recovery after the COVID-19 pandemic and macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters, particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses on our loans, which may materially and adversely affect our results of operations and financial condition.

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

Liquidity risk is the risk that we either do not have sufficient financial resources available to meet our obligations as they become due or we can secure them only at excessive cost. This risk is inherent in any banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate these risks completely. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations and our ability to fulfill regulatory liquidity requirements as well as limit growth possibilities.

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

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2021, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend on numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a company's long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example depending on certain factors, including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, SB, and SC.

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

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates or equity prices. Economic activities exposed to market risk include (i) transactions where risk is assumed as a consequence of potential changes in interest rates, inflation rates, exchange rates, stock prices, credit spreads, commodity prices, volatility and other market factors; (ii) the liquidity risk from our products and markets; and (iii) the balance sheet liquidity risk. Market risk affects (i) our interest income / (charges); (ii) the market value of our assets and liabilities, in particular of our securities holdings, loans and deposits, and derivatives transactions; and (iii) other areas of our business such as the volume of loans originated or credit spreads.

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

Risk management is an integral part of our activities. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems. We must also maintain a culture of risk management among our employees. Although we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and strategies may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk, including risks that we fail to identify or anticipate.

Some of our tools and metrics for managing risk are based on our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses therefore could be significantly greater than the historical measures indicate. In addition, our statistical models do not take all risks into account. Our approach to managing risks could prove insufficient, exposing us to material unanticipated losses. We could face adverse consequences as a result of decisions based on models that are poorly developed, implemented, or used, or as a result of a modeled outcome being misunderstood or used of for purposes for which it was not designed. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere or seek to limit transactions with us. This could have a material adverse effect on our reputation, operating results, financial condition, and prospects.

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management is to employ an internal credit rating to assess the particular risk profile of a customer. Since this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human and IT systems errors. In exercising their judgment on the current and future credit risk of our customers, our employees may not always assign an accurate credit rating, which may result in a higher exposure to credit risks than indicated by our risk rating system.

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

Model Risk

We rely on models for many of our decisions. Their inaccurate or incorrect use could have a material adverse effect on us.

We use models for approval (scoring/rating), capital calculation, behavior, provisions, market, operational risk, compliance and liquidity. A model is a system, approach or quantitative method that applies statistical, economic, financial or mathematical theories, techniques or hypotheses to transform input data into quantitative estimates. It involves simplified representations of real-world relationships between characteristics, values and observed assumptions that allows us to focus on specific aspects. Model risk is the negative consequence of decisions based on their inaccurate, improper or incorrect use. Sources of model risk include (1i) incorrect or incomplete data in the model itself or the modelling method used in systems; and (2ii) incorrect use or implementation of the model.

Model risk can cause financial loss, erroneous commercial and strategic decision-making andor damage to our transactions. In addition, the fair value of our financial assets, determined using financial valuation models, may be inaccurate or subject to change and, as a consequence, we may have to register impairments or write-downs that could have a material adverse effect on our operating results, financial condition and prospects. Market conditions have resulted and could result in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

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

There has been a trend towards consolidation in the banking industry, which has created larger banks with which we must now compete. Some of our competitors are substantially larger than we are, which may give those competitors advantages such as a more diversified product and customer base, the ability to reach more customers and potential customers, operational efficiencies, lower-cost funding and larger branch networks. Many competitors are also focused on cross-selling their products, which could affect our ability to maintain or grow existing customer relationships or require us to offer lower interest rates or fees on our lending products or higher interest rates on deposits. There can be no assurance that increased competition will not adversely affect our growth prospects and therefore our operations. We also face competition from non-bank competitors such as brokerage companies, department stores (for some credit products), leasing and factoring companies, mutual fund and pension fund management companies and insurance companies.

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

New competitors may enter the market or existing competitors may adjust their services with unique product or service offerings or approaches to providing banking services. If we are unable to compete successfully with current and new competitors, or if we are unable to anticipate and adapt our offerings to changing banking industry trends, including technological changes, our business may be adversely affected. In addition, our failure to anticipate or adapt to emerging technologies or changes in customer behavior effectively, including among younger customers, could delay or prevent our access to new digital-based markets, which would in turn have an adverse effect on our competitive position and business. Furthermore, the widespread adoption of new technologies, including distributed ledger, artificial intelligence, and/or biometrics, to provide services such as cryptocurrencies and payments, could require substantial expenditures to modify or adapt our existing products and services as we continue to grow our internet and mobile banking capabilities. Our customers may choose to conduct business or offer products in areas that may be considered speculative or risky. Such new technologies and the rise in customer use of internet and mobile banking platforms in recent years could negatively impact the value of our investments in bank premises, equipment and personnel for our branch network. The persistence or acceleration of this shift in demand towards internet and mobile banking may necessitate changes to our retail distribution strategy, which may include closing and/or selling certain branches and restructuring our remaining branches and workforce. These actions could lead to losses on these assets and increased expenditures to renovate, reconfigure or close a number of our remaining branches or otherwise reform our retail distribution channel. Furthermore, our failure to keep pace with innovation or to swiftly and effectively implement such changes to our distribution strategy could have an adverse effect on our competitive position.

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

Inability to manage the growth of our operations or to integrate our inorganic growth successfully could adversely impact profitability

We allocate management and planning resources to develop strategic plans for organic growth, and to identify possible acquisitions and disposals and areas for restructuring our businesses. From time to time, we evaluate acquisition and partnership opportunities that we believe offer additional value to our shareholders and are consistent with our business strategy. However, we may not be able to identify suitable acquisition or partnership candidates, and our ability to benefit from any such acquisitions or partnerships depend in part on our successful integration of those businesses. Any such integration entails significant risks, such as unforeseen difficulties in integrating operations and systems, unexpected liabilities or contingencies relating to the acquired businesses, and delivery and execution risks. We can give no assurances that our expectations with regards to integration and synergies of these businesses will materialize. We also cannot provide assurance that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

•manage the operations and employees of expanding businesses efficiently;
•maintain or grow our existing customer base;
•assess the value, strengths and weaknesses of investment or acquisition candidates, including local regulation that can reduce or eliminate expected synergies;
•finance strategic investments or acquisitions;
•align our current IT systems adequately with those of an enlarged group;
•apply our risk management policies effectively to an enlarged group; and
•manage a growing number of entities without over-committing management or losing key personnel.

Any failure to manage growth effectively could have a material adverse effect on our financial condition and results of operations.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2019 or 2021, but did record a goodwill impairment of $1.8 billion in 2020. Based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill up to $2.6 billion attributable to SC and SBNA in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

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

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. Since we are part of the global Santander family and conduct business under the “Santander” brand, negative public opinion about the actions or activities of other Santander businesses around the world could affect our reputation adversely. Additionally, the role played by financial services firms in the financial crisis and increased regulatory supervision and enforcement have caused public perception of us and others in the financial services industry to decline. Activists increasingly target financial services firms with criticism for relationships with clients engaged in businesses whose products are perceived to be harmful to the health of customers, or whose activities are perceived to affect public safety, the environment, climate or workers’ rights negatively, even when such businesses are legal. Such criticism could take many forms, including protests at our locations, and could increase dissatisfaction among customers, investors and employees of the Company and damage the Company’s reputation. Alternatively, yielding to such activism could damage the Company’s reputation with groups whose views are not aligned with those of the activists. In either case, certain clients and customers may cease to do business with the Company, and the Company’s ability to attract new clients and customers may be diminished. Activist pressure can also be a factor when we consider pursuing new business opportunities, potentially resulting in our not pursuing otherwise profitable opportunities.

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

SBNA engages in transactions with its subsidiaries or affiliates that others may not consider to be on an arm’s-length basis.

SBNA and its subsidiaries have entered into a number of services agreements pursuant to which we render services, such as administrative, accounting, finance, treasury, legal services and others.

United States law applicable to certain financial institutions, including SBNA and other Santander entities and offices in the U.S., establish several procedures designed to ensure that the transactions entered into with or among our subsidiaries and/or affiliates do not deviate from prevailing market conditions for those types of transactions.

SBNA and its affiliates are likely to continue to engage in transactions with their respective affiliates. Future conflicts of interests among our affiliates may arise, which conflicts are not required to be and may not be resolved in SHUSA's favor.

Technology and Cybersecurity Risks

Any failure to effectively maintain, secure, improve or upgrade our IT infrastructure and management information systems in a timely manner could have a material adverse effect on us.

Our ability to remain competitive depends in part on our ability to maintain, protect and upgrade our IT on a timely and cost-effective basis. We must continually make significant investments and improvements in our IT infrastructure in order to meet the needs of our customers. There can be no assurance that we will be able to maintain the level of capital expenditures necessary to support the continuous improvement and upgrading of our IT infrastructure in the future. To the extent we are dependent on any particular technology or technological solution, we may be harmed if that technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ comparable technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way we did not anticipate. Additionally, new technologies and technological solutions are continually being released. Accordingly, it is difficult to predict the problems we may encounter in improving our technologies’ functionality. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Any failure to improve or upgrade our IT infrastructure and management information systems effectively and in a timely and cost-efficient manner could have a material adverse effect on us.

Risks relating to data collection, processing, storage systems and security are inherent in our business.

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we receive, manage, process, hold and transmit proprietary and sensitive or confidential information, including that of our customers and employees, in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third party vendors. The proper and secure functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Cybersecurity incidents and data losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events or actors that interrupt normal business operations. We also face the risk that the design of our cybersecurity controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, which may be a target for attempted cyberattacks. This is especially applicable in the current environment, which is still being affected by COVID-19, and the shift to work-from-home policies for a significant portion of the workforce, as they access our secure networks remotely. If we cannot maintain effective and secure electronic data and information, management and processing systems or if we fail to maintain complete physical and electronic records, this could result in disruptions to our operations, claims from customers, regulators, employees and other parties, violations of applicable privacy and other laws, regulatory sanctions and serious reputational and financial harm to us.

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

Nevertheless, while we have not experienced material losses or other material consequences relating to cyberattacks or other information or security breaches, whether directed at us or third parties, our systems, software and networks, as well as those of our clients, vendors, service providers, counterparties and other third parties, may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, phishing attacks, cyberattacks such as denial of service, malware, ransomware, phishing, and other events that could result in security breaches or give rise to the manipulation or loss of significant amounts of personal, proprietary or confidential information of our customers, employees, suppliers, counterparties and other third parties, disrupt, sabotage or degrade service on our systems, or result in the theft or loss of significant levels of liquid assets, including cash. We may also be impacted by cyberattacks against national critical infrastructure in the geographic locations in which we operate, such as telecommunications networks. Our IT systems are dependent on such national critical infrastructure, and cyberattacks against such infrastructure could affect our ability to service our customers negatively.

As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. This is because, among other reasons, the techniques used in cyberattacks change frequently and cyberattacks can originate from a wide variety of sources, including not only cyber-criminals but also activists and states by international community to be rogue states. Third parties may seek to gain access to our systems either directly or by using equipment or passwords belonging to employees, customers, third-party service providers or other authorized users of our systems. In the event of a cyberattack or security breach affecting a vendor or other third party entity on whom we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyberattack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyberattack or security breach is addressed.

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

As attempted cyberattacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyberattacks to our customers. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party or a cyberattack could result in our inability to recover or restore data that has been stolen, manipulated or destroyed, damage to our systems and those of our clients, customers and counterparties, violations of applicable privacy and other laws, or other significant disruption of operations, including disruptions in our ability to use our accounting, deposit, loan and other systems and our ability to communicate with and perform transactions with customers, vendors and other parties. These effects could be exacerbated if we would need to shut down portions of our technology infrastructure temporarily to address a cyberattack, if our technology infrastructure is not sufficiently redundant to meet our business needs while an aspect of our technology is compromised, or if a technological or other solution to a cyberattack is slow to be developed. Even if we timely resolve the technological issues in a cyberattack, a temporary disruption in our operations could adversely affect customer satisfaction and behavior, expose us to reputational damage, contractual claims, regulatory, supervisory or enforcement actions, or litigation.

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks, and have proposed enhanced risk management standards that would apply to us. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, requires, among other things, notification to affected individuals when there has been a security breach of their personal data, and imposes increased privacy and security obligations of entities handling certain personal information of individuals. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Changes such as these could subject us to heightened compliance complexity and operational costs. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

Risks Associated with SC

The financial results of SC could have a negative impact on the Company's operating results and financial condition.

SC historically has provided a significant source of funding to the Company through earnings. Our ownership of SC involves risk, including the possibility that poor operating results of SC could negatively affect the operating results of SHUSA.

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
•Our relationship with Stellantis is a significant source of our loan and lease originations. Loss of our relationship with Stellantis, including as a result of termination of our agreement with Stellantis, could materially and adversely affect our business, financial condition and results of operations.
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

•SC's business and results of operations could be negatively impacted if it fails to manage and complete divestitures. SC regularly evaluates its portfolio in order to determine whether an asset or business may no longer be aligned with its strategic objectives. When SC decides to sell assets or a business, it may encounter difficulty in finding buyers or alternative exit strategies on acceptable terms in a timely manner, which could delay the achievement of our strategic objectives. SC may also experience greater costs and synergies than expected, and the impact of the divestiture on revenue may be larger than projected. Additionally, SC may ultimately dispose of assets or a business at a price or on terms that are less favorable than those it had originally anticipated. After reaching a definitive agreement with a buyer, SC typically must satisfy pre-closing conditions and the completion of the transaction may be subject to regulatory and governmental approvals. Failure of these conditions and approvals to be satisfied or obtained may prevent SC from completing the transaction. Divestitures involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, and a decrease in revenues and earnings associated with the divested business. Divestitures may also involve continued financial involvement in the divested business, such as through continuing equity ownership, guarantees, indemnities or other financial obligations. Under these arrangements, performance by the divested businesses or other conditions outside of our control could materially and adversely affect our business, financial condition and results of operations. SC continued to classify loans from its Bluestem portfolio as held-for-sale until its sale in the first quarter of 2021 . SC remains a party to agreements with Bluestem that obligate it to, among other things, purchase new advances originated by Bluestem, along with existing balances on accounts with new advances through April 2022. Both parties have the right to terminate this agreement upon written notice if certain events were to occur, including if there is a material adverse change in the financial reporting condition of either party. Although SC is seeking a third party willing and able to take on this obligation, it may not be successful in finding such a party, and Bluestem may not agree to the substitution. SC has recorded significant lower-of-cost-or-market adjustments on this portfolio and may continue to do so as long as the portfolio is held, particularly due to the new volume it is committed to purchase. Until SC finds a third party to assume this obligation, there is a risk that material changes to its relationship with Bluestem, or the loss or discontinuance of Bluestem’s business, would materially and adversely affect SC’s business, financial condition and results of operations.
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

The MPLFA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If SC fails to meet certain of these performance conditions, Stellantis may seek to terminate the agreement. In addition, Stellantis has the option to acquire an equity participation in the CCAP portion of SC's business.

In February 2013, SC entered into the MPLFA with Stellantis through which SC launched the CCAP brand in May 2013. Through the CCAP brand, SC originates private-label loans and leases to facilitate the purchase of Stellantis vehicles by consumers and Stellantis N.V-Franchised automotive dealers. The financing services SC provides under the MPLFA include providing (1) credit lines to finance Stellantis-franchised dealers’ acquisitions of vehicles and other products Stellantis sells or distributes, (2) automotive loans and leases to finance consumer acquisitions of new and used vehicles at Stellantis-franchised dealerships, (3) financing for commercial and fleet customers, and (4) ancillary services. In addition, SC may facilitate, for an affiliate, offerings to dealers for dealer loan financing, construction loans, real estate loans, working capital loans, and revolving lines of credit. On June 28, 2019, the Company entered into an amendment of the MPLFA which modified the MPLFA to, among other things, adjust certain performance metrics, exclusivity commitments and payment provisions.

In May 2013, in accordance with the terms of the MPLFA, SC paid Stellantis a $150 million upfront, nonrefundable payment, to be amortized over ten years. In addition, in June 2019, in connection with the execution of the amendment to the MPLFA, SC paid a $60 million upfront fee to Stellantis. The unamortized portion would be recognized as expense immediately if the MPLFA were terminated in accordance with its terms.

As part of the MPLFA, SC received limited exclusivity rights to participate in specified minimum percentages of certain of Stellantis financing incentive programs, which include loan rate Subvention and automotive lease residual support Subvention. Among other covenants, SC has committed to certain revenue sharing arrangements. SC bears the risk of loss on loans originated pursuant to the MPLFA, while Stellantis shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the MPLFA, including limitations on SC’s participation in such gains and losses.

The MPLFA is subject to early termination in certain circumstances, including SC's failure to meet certain key performance metrics, provided Stellantis treats SC in a manner consistent with other comparable OEMs. Stellantis may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or SC's other stockholders owns 20% or more of SC Common Stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls, or becomes controlled by, an OEM that competes with Stellantis or (iii) certain of SC’s credit facilities become impaired. In addition, under the MPLFA, Stellantis has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the MPLFA. There is no maximum limit on the size of Stellantis’s potential equity participation. Although the MPLFA contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that SC ultimately receives less than what it believes to be the fair market value for such interest, and the loss of its associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that SC would be able to re-deploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing SC’s profitability.

SC’s ability to realize the full strategic and financial benefits of its relationship with Stellantis depends in part on the successful development of its CCAP business, which requires a significant amount of management's time and effort as well as the success of Stellantis business. If Stellantis exercises its equity option, if the MPLFA (or Stellantis's limited exclusivity obligations thereunder) were to terminate, or if SC otherwise is unable to realize the expected benefits of its relationship with Stellantis, including as a result of Stellantis's bankruptcy or loss of business, there could be a materially adverse impact to SHUSA's and SC’s business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of SHUSA's and SC’s portfolio, liquidity, reputation, funding costs and growth, and SHUSA's and SC's ability to obtain or find other OEM relationships or to otherwise implement our business strategy could be materially adversely affected.

General Risk Factors

Climate Change Risks

Climate change may drive multiple types of risks that could adversely affect us. It presents both near-term and longer-term risks to us and our corporate and governmental clients and consumer customers:

•Transition risks associated with the move to a low-carbon economy, both at idiosyncratic and systemic levels, such as through policy, regulatory and technological changes.
•Physical risks related to extreme weather impacts and longer-term trends, which could impair our or our customers' property and/or result in financial losses that could impair asset values and the creditworthiness of our customers.
•Liability risks derived from parties who may suffer losses from the effects of climate change and may seek compensation from those they hold responsible such as state entities, regulators, investors and lenders.

These primary drivers could lead to the following financial risks, among others:

•Credit risks: physical climate change could lead to increased credit exposure, and companies with business models not aligned with the transition to a low-carbon economy may face a higher risk of reduced corporate earnings, lower asset values, and business disruption due to new regulations or market shifts. We may face regulatory restrictions or costs associated with providing products or services to certain companies or sectors.
•Market risks: Market changes in the most carbon-intensive sectors could affect energy and commodity prices, corporate bonds, equities and certain derivatives contracts. Increasing frequency of severe weather events could affect macroeconomic conditions, weakening fundamental factors such as economic growth, employment and inflation.
•Operational risks: Severe weather events could directly impact business continuity and operations of customers and us.
•Reputational risk could also arise from shifting sentiment among customers and increasing attention and scrutiny from other stakeholders (investors, regulators, etc.) on our response to climate change. We may also face pressure from individuals or groups to cease or increase business with certain companies or sectors.
•Regulatory risk: Banking regulators have increased focus on climate-related risks and the threats posed to financial institutions, including us, as well as systemic financial stability. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

Macro-Economic and Political Risks

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2021, the Company utilized 614 buildings that occupy a total of 5.0 million square feet, including 143 owned properties with 1.1 million square feet, and 471 leased properties with 3.9 million square feet. The executive and primary administrative offices for SHUSA and SBNA are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location.

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

The majority of these seven Company properties identified above are utilized for general corporate purposes. The remaining 614 properties consist primarily of bank branches and lending offices. Of the total number of buildings, SBNA has 483 retail branches.

For additional information regarding the Company's properties refer to Note 5 - "Premises and Equipment" and Note 7 - "Other Assets" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Refer to Note 20 to the Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

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

At February 28, 2022, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2021, 2020, or 2019.

During the years ended December 31, 2021, 2020, and 2019 the Company declared and paid cash dividends of zero, $125.0 million, and $400.0 million respectively, to its shareholder.

ITEM 6 - SELECTED FINANCIAL DATA

Omitted.

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

As of December 31, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. Refer to Note 1 of the Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's outstanding shares.

SBNA's primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. SBNA earns interest income on its loan and investment portfolios. In addition, SBNA generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. SBNA's principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The financial results of SBNA are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within SBNA's geographic footprint.

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

CCAP

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis's preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. The Company's average penetration rate under the MPLFA for the year ended December 31, 2021 was 31%, a decrease from 34% for the year ended December 31, 2020.

SC has dedicated financing facilities in place for its CCAP business and has pursued a strategy of working collaboratively with Stellantis to continue to strengthen their relationship and create value within the CCAP program. During the year ended December 31, 2021, SC originated $14.0 billion in CCAP loans, which represented 52% of the UPB of its total RIC originations, as well as $7.6 billion in CCAP leases. Additionally, all of the leases originated by SC during year ended December 31, 2021 were under the MPLFA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at December 31, 2021 was 4.0% compared to 4.8% at September 30, 2021 and 6.7% one year ago, which represented an improvement off the April 2020 peak of unemployment associated with the COVID-19 outbreak. According to the U.S. Bureau of Labor Statistics, the improvement from March 2021 reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices at December 31, 2021 were:

December 31, 2021
Dow Jones Industrial Average	18.7%
S&P 500	26.9%
NASDAQ Composite	21.4%

In light of the effects the COVID-19 pandemic continues to have on economic activity, at its December 2021 meeting, the Federal Open Market Committee decided to maintain the federal funds rate target range at 0.00% to 0.25%. The Committee expects to maintain this target rate until it is confident that the economy has weathered recent events and is on track to achieve its maximum employment and price stability. This action will help support economic activity, strong labor market conditions and inflation to remain at the targeted rate of 2.0%.

The ten-year Treasury bond rate at December 31, 2021 was 1.51%, up from 0.92% at December 31, 2020. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

In June 2020, the Federal Reserve Board announced the Interim Policy, to be applied in the third quarter of 2020, which provided that certain large CCAR banks, including SHUSA, cannot pay common stock dividends that exceed the institution’s average trailing four quarters of net income. The Interim Policy also prohibited these banks from implementing share purchase programs, except to make share repurchases relating to issuances of common stock related to employee stock ownership plans.

In July 2020, SC announced that the Federal Reserve had approved certain exceptions to the Interim Policy and that SC was permitted to pay a dividend and continue its share repurchase program during the third quarter of 2020.

Subsequently, the Federal Reserve extended and revised the Interim Policy through the first quarter of 2021. SC subsequently announced that the Federal Reserve approved certain exceptions to the Interim Policy and that SC was permitted to pay first and second quarter 2021 common stock dividends.

The Federal Reserve announced termination of the Interim Policy and the temporary capital distribution restrictions expired on June 30, 2021. Large firms (including SHUSA) remain subject to the normal restrictions imposed by the Federal Reserve Board's regulatory capital framework, inclusive of the SCB.

As a result of the potential PCH acquisition announced in August 2021, SHUSA was required to resubmit its 2021 Capital Plan to the Federal Reserve. While the Federal Reserve reviews the resubmitted capital plan, SHUSA must continue to request approval to pay dividends. SHUSA requested and the Federal Reserve approved payment of the SC common dividend for the Q3 2021 and Q4 2021 periods. SHUSA must continue to request approval to pay dividends until the Federal Reserve responds to the resubmitted capital plan and PCH acquisition application. After these responses, SHUSA expects to be subject to the normal restriction imposed by the SCB.

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

As described in Note 1 to these Consolidated Financial Statements, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020. The Company has elected this alternative option instead of the one described in the December 2018 rule.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2021, SBNA met the criteria to be classified as “well-capitalized.”

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

Liquidity Rules

The Federal Reserve, the FDIC, and the OCC have established a rule to implement the Basel III LCR for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. Smaller covered companies (more than $50 billion in assets) such as the Company are required to calculate the LCR monthly.

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be impacted by the cessation of LIBOR. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of December 31, 2021, the Company had approximately $20 billion of loans and approximately $5 billion of borrowings with LIBOR exposure. We also had approximately $61 billion in notional amounts of derivative contracts with LIBOR exposure.

Under the guidance of our cross-functional LIBOR transition program, the Company began offering products linked to alternative reference rates and has progressed on remediating existing contracts that use the LIBOR reference rate. We substantially limited originations of new LIBOR-referenced products as of December 1, 2021. On January 1, 2022, we ceased originations of new LIBOR-referenced products that do not fall under 'approved us' categories. Limited exceptions with fallbacks may be granted for limited use of LIBOR in 2022 if clients are unready or unprepared for alternative reference rates.

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
•Launched SOFR-referenced products across consumer, commercial, derivatives, and corporate investment channels.
•Maintained quarterly LIBOR exposure reporting
•Confirmed SOFR pricing framework and shared with internal teams
Models
•Created an inventory and plan for remediation of models potentially impacted by the LIBOR cessation
•Substantially completed development and validation of models impacted by the transition to alternative reference rates
•Started execution on remediation of remaining models
Accounting and tax
•Implemented relevant FASB and IRS guidance
•Documented approach to hedging
Systems
•Completed technology systems updates and testing to support alternative reference rates

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for ALLL and the reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, and fair value measurements as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ACL and Reserve for Unfunded Lending Commitments

The Company maintains an ACL for the Company’s held-for-investment portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards.

As described in Note 1 and Note 3 to the Consolidated Financial Statements, the ACL is measured using the current expected credit loss model, which is based on information derived from historical experience, current conditions, and prospective information that requires the use of significant judgment by management. The model includes both quantitative and qualitative factors with key inputs from unemployment data, the Housing Price Index, GDP growth rates, and used vehicle index growth rates, along with certain loan level characteristics all used to predict the likelihood of borrower default. Management applies qualitative factors to capture risks not addressed by the key inputs such as temporary or recent unique market disruptions impacting trends in delinquencies and used vehicle prices. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from these assumptions used in making the evaluations.

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the fourth quarter of 2021, including a sharp decrease in unemployment rates (which are a key driver to losses). The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2021 that the unemployment rate is expected to be approximately 4.71% at the end of 2022, with the labor market continuing to recover in 2023. In comparison, at January 1, 2020, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 4.65% at the end of 2022. Additionally, the used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at December 31, 2021 to be approximately 205 at the end of 2022 compared to our estimate at January 1, 2020 to be approximately 141 at the end of 2022. While the economy has seen significant recovery in recent months, there is still considerable uncertainty regarding overall lifetime loss estimates. The scenarios used are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through established committee governance.

Under the range of economic forecast scenarios considered, based on applying a 100% weighting to the most negative scenario used, and without considering the impact of corresponding or offsetting qualitative factors that could have a significant impact on the overall ACL, the ACL would have been higher by approximately $1 billion. This range reflects the sensitivity of the allowance for credit losses specifically related to the scenarios and weights considered as of December 31, 2021 and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

Management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

Valuation of Automotive Lease Assets and Residuals

The Company has significant investments in vehicles in its operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on a proprietary model using internally-generated data that is compared against third-party, independent data for reasonableness. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of leased assets.

To account for residual risk, the Company depreciates automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. If the estimated realizable value of a leased vehicle subsequently declines below the residual value at contract inception, additional depreciation expense is recorded. Periodically, the Company revises the estimated realizable value of the leased vehicle at termination based on current market conditions and other relevant data points, and adjusts depreciation expense appropriately over the remaining term of the lease.

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2021, 2020, or 2019.

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

If the estimated realizable values of our leased vehicles were to decline 1% below contractual residual values, depreciation expense at SC would increase by approximately $114 million over the remaining life of the current lease portfolio.

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill is not amortized on a recurring basis, but rather is subject to periodic impairment testing.

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As more fully described in Note 23 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. As of December 31, 2021, the reporting units with assigned goodwill were CBB, C&I, CRE & VF, CIB, and SC.

The evaluation of goodwill impairment requires a comparison of the fair value of each reporting unit to its carrying amount, including allocated goodwill. Determining the fair value of reporting units requires significant valuation inputs, assumptions, and estimates.

The Company determines the carrying value of each reporting unit using a risk-based capital approach. Certain of the Company's assets are assigned to a Corporate/Other category. These assets are related to the Company's corporate-only programs, such as BOLI, and are not employed in or related to the operations of a reporting unit or considered in determining the fair value of a reporting unit.

Goodwill impairment testing involves management's judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is performed using widely-accepted valuation techniques, such as the guideline public company market approach ("market approach") and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. The market approach includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units, except SC.

For the SC reporting unit, a qualitative assessment was deemed to be sufficient and reasonable. The result of this assessment indicated it was probable that the fair value of the SC reporting unit continues to exceed its carrying value and therefore management determined that a full goodwill impairment test was not warranted. For the SC reporting unit, the Company performed a qualitative analysis based primarily on the evaluation of the reporting unit's carrying value in comparison to the value represented by SHUSA's proposal to acquire SC's shares at a price of $41.50 per share as well as the quoted share price as of the impairment test date.

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

When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions, including the ongoing impacts of the COVID-19 pandemic. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit.

In 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company recorded a goodwill impairment charge of $1.6 billion and $0.3 billion in the CBB and C&I reporting units, respectively. The CRE & VF reporting unit’s estimated fair value exceeded its carrying value by less than 5%. The goodwill allocated to these reporting units is sensitive to impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors. In light of the significant market volatility arising from the impacts of the COVID-19 pandemic and the responses to the pandemic from multiple government agencies, in 2020 the Company determined to give only a 25% weighting to the market approach in estimating the second quarter fair value of CBB, C&I, and CRE & VF. The Company continued to analyze implied market multiples to support the valuation under the market approach.

No goodwill impairment was recorded in 2021. At the conclusion of the annual assessment, it was determined that the estimated fair value of each reporting unit substantially exceeded its carrying value primarily due to an improvement in the short and medium term economic forecasts. In response to the stabilization of the economy, the Company returned to its pre-pandemic equal weighting of the income and market approach. Additionally, projections on long-term growth rate increased from depressed projections in 2020, resulting in higher fair values under the income approach. To factor in returning market stability, the Company also returned its control premium assumption to 25%, consistent with its pre-2020 valuations.

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the reporting units include such items as:
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

Fair Value Measurements

The Company uses fair value measurements to estimate the fair value of certain assets and liabilities for both measurement and disclosure purposes. Refer to Note 15 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 15 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value. The Company reviews and modifies, as necessary, the fair value hierarchy classifications on a quarterly basis. Accordingly, there may be reclassifications between hierarchy levels due to changes in inputs to the valuation techniques used to measure fair value.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons of 2021 to 2020. Discussions of 2019 items and year-to-year comparisons of 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 3, 2021. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

NET INTEREST INCOME AND NET INTEREST MARGIN

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	YEARS ENDED DECEMBER 31, 2021 AND 2020
	2021 (1)			2020 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$33,099,800	$247,271	0.75%	$26,948,991	$363,194	1.35%	$(115,923)	$122,380	$(238,303)
LOANS(4):
CRE	15,678,551	534,060	3.41%	17,057,974	656,615	3.85%	(122,555)	(50,787)	(71,768)
C&I	7,473,870	219,887	2.94%	7,441,701	253,191	3.40%	(33,304)	1,099	(34,403)
Other Commercial loans	7,805,304	188,095	2.41%	8,336,894	222,045	2.66%	(33,950)	(13,723)	(20,227)
Multifamily	7,813,702	267,855	3.43%	8,499,746	304,098	3.58%	(36,243)	(23,859)	(12,384)
Total commercial loans	38,771,427	1,209,897	3.12%	41,336,315	1,435,949	3.47%	(226,052)	(87,270)	(138,782)
Consumer loans:
Residential mortgages	6,210,124	194,266	3.13%	8,186,116	293,830	3.59%	(99,564)	(65,035)	(34,529)
Home equity loans and lines of credit	3,773,878	115,741	3.07%	4,442,712	155,981	3.51%	(40,240)	(21,959)	(18,281)
Total consumer loans secured by real estate	9,984,002	310,007	3.11%	12,628,828	449,811	3.56%	(139,804)	(86,994)	(52,810)
RICs and auto loans	42,586,936	5,270,380	12.38%	39,022,741	5,178,166	13.27%	92,214	347,066	(254,852)
Personal unsecured	1,315,028	243,321	18.50%	2,035,356	574,251	28.21%	(330,930)	(167,748)	(163,182)
Other consumer(5)	180,208	12,053	6.69%	269,050	18,913	7.03%	(6,860)	(5,983)	(877)
Total consumer	54,066,174	5,835,761	10.79%	53,955,975	6,221,141	11.53%	(385,380)	86,341	(471,721)
Total loans	92,837,601	7,045,658	7.59%	95,292,290	7,657,090	8.04%	(611,432)	(929)	(610,503)
TOTAL EARNING ASSETS	125,937,401	7,292,929	5.79%	122,241,281	8,020,284	6.56%	(727,355)	121,451	(848,806)
Allowance for loan losses(6)	(7,011,103)			(6,883,161)
Other assets(7)	32,892,995			34,287,746
TOTAL ASSETS	$151,819,293			$149,645,866
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$13,040,765	$6,237	0.05%	$11,234,908	$23,525	0.21%	$(17,288)	$4,623	$(21,911)
Savings	5,364,498	2,021	0.04%	5,595,609	7,806	0.14%	(5,785)	(316)	(5,469)
Money market	34,307,244	55,463	0.16%	30,074,345	164,730	0.55%	(109,267)	27,055	(136,322)
CDs	3,005,113	23,382	0.78%	6,091,246	94,344	1.55%	(70,962)	(35,829)	(35,133)
TOTAL INTEREST-BEARING DEPOSITS	55,717,620	87,103	0.16%	52,996,108	290,405	0.55%	(203,302)	(4,467)	(198,835)

Fed funds purchased and securities sold under agreements to repurchase	1,089,300	415	0.04%	—	—	—%	415	415	—
FHLB advances	785,315	5,135	0.65%	4,840,413	67,209	1.39%	(62,074)	(37,952)	(24,122)
Other borrowings	42,848,623	1,010,755	2.36%	44,864,694	1,303,189	2.90%	(292,434)	(56,849)	(235,585)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (8)	44,723,238	1,016,305	2.27%	49,705,107	1,370,398	2.76%	(354,093)	(94,386)	(259,707)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	100,440,858	1,103,408	1.10%	102,701,215	1,660,803	1.62%	(557,395)	(98,853)	(458,542)
Noninterest bearing demand deposits	20,502,430			17,815,420
Other liabilities(9)	7,712,628			7,409,555
TOTAL LIABILITIES	128,655,916			127,926,190
STOCKHOLDER’S EQUITY	23,163,377			21,719,676
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$151,819,293			$149,645,866

NET INTEREST SPREAD (10)			4.69%			4.94%
NET INTEREST MARGIN (11)			4.91%			5.20%
NET INTEREST INCOME		$6,189,521			$6,359,481
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
(6)Refer to Note 3 to the Consolidated Financial Statements for further discussion.
(7)Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(8)Refer to Note 10 and Note 13 to the Consolidated Financial Statements for further discussion.
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

Net interest income decreased $170.0 million for the year ended December 31, 2021, respectively, compared to 2020. The most significant factors contributing to the change were as follows:

•Interest income on investment securities and interest-earning deposits decreased $115.9 million for the year ended December 31, 2021 compared to 2020, attributable to an increase average balances of $122.4 million and a decrease in average rates of $238.3 million. The decrease in rate was attributable to Federal Reserve actions in response to the COVID-19 pandemic.
•Interest income on loans decreased $611.4 million for the year ended December 31, 2021 compared to 2020, attributable to a decrease in average loan balances of $0.9 million and a decrease in average rates of $610.5 million. This was the result of a lower overall interest rate environment.
•Interest expense on deposits and related customer accounts decreased $203.3 million for the year ended December 31, 2021 compared to 2020, attributable to a decrease in average interest-bearing deposit balances of $4.5 million and a decrease in average rates of $198.8 million. This was the result of lower deposit rates from the Federal Reserve setting overnight rates at zero in response to the economic uncertainty from COVID-19.
•Interest expense on borrowed funds decreased $354.1 million for the year ended December 31, 2021 compared to 2020, attributable to a decrease in average interest-bearing borrowings balances of $94.4 million and a decrease in average rates of $259.7 million. This was the result of an overall lower interest rate environment along with the repayment of debt.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had a credit loss expense / (benefit) of $(207.3) million for the year ended December 31, 2021, compared to Credit loss expense of $2.9 billion for the corresponding period in 2020.

Credit loss expense on commercial loans decreased $414.7 million compared to 2020, primarily driven by a release of allowance across several commercial segments and a decrease in net charge-offs of $76.4 million.

Credit loss expense on consumer loans decreased $2.6 billion compared to 2020, primarily driven by a decrease in RIC charge-offs and the additional reserve to address credit risk associated with the COVID-19 outbreak and associated economic recession during 2020. Net charge-offs on the consumer portfolios decreased by $879.1 million, respectively, compared to 2020.

The provision on unfunded credit losses decreased $86.6 million compared to 2020.

NON-INTEREST INCOME

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Consumer fees	$297,452	$338,169	$(40,717)	(12.0)%
Commercial fees	139,589	133,732	5,857	4.4%
Lease income	2,899,816	3,037,284	(137,468)	(4.5)%
Capital Market Revenue	250,268	227,421	22,847	10.0%
Miscellaneous income, net	850,581	182,085	668,496	367.1%
Net gains recognized in earnings	14,481	31,297	(16,816)	(53.7)%
Total non-interest income	$4,452,187	$3,949,988	$502,199	12.7%

Total non-interest income increased $502.2 million for the year ended December 31, 2021compared to the corresponding period in 2020. The change for the year ended December 31, 2021 was primarily due to an increase in miscellaneous income, net discussed further below.

Miscellaneous income

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$50,656	$49,082	$1,574	3.2%
BOLI	60,091	58,981	1,110	1.9%
Net gain on sale of operating leases	443,809	243,189	200,620	82.5%
Asset and wealth management fees	235,561	208,732	26,829	12.9%
Loss on sale of non-mortgage loans	(19,228)	(366,976)	347,748	94.8%
Other miscellaneous income / (loss), net	79,692	(10,923)	90,615	829.6%
Total miscellaneous income	$850,581	$182,085	$668,496	367.1%

Miscellaneous income increased $668.5 million for the year ended December 31, 2021, compared to the corresponding period in 2020. This increase was primarily related to:

•Gain on sale of operating leases increased for the year ended December 31, 2021 compared to 2020, driven by an increase in liquidated units.
•Loss on the sale of non-mortgage loans decreased for the year ended December 31, 2021 compared to 2020, primarily attributable to the consumer RIC portfolio.
•Other miscellaneous income / (loss), net increased for the year ended December 31, 2021, compared to the corresponding period in 2020, primarily due to $509.2 million in market value adjustments in 2020, which netted down income related to the Bluestem portfolio. The Bluestem portfolio was sold in Q1 2021.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Compensation and benefits	$1,975,292	$1,896,480	$78,812	4.2%
Occupancy and equipment expenses	663,660	632,424	31,236	4.9%
Technology, outside services, and marketing expense	605,464	548,662	56,802	10.4%
Loan expense	319,287	328,549	(9,262)	(2.8)%
Lease expense	2,032,206	2,393,339	(361,133)	(15.1)%
Impairment of goodwill	—	1,848,228	(1,848,228)	(100.0)%
Other expenses	548,258	560,552	(12,294)	(2.2)%
Total general, administrative and other expenses	$6,144,167	$8,208,234	$(2,064,067)	(25.1)%

Total general, administrative and other expenses decreased $2.1 billion for the year ended December 31, 2021, respectively, compared to 2020. The most significant contributing factors were as follows:

•Technology, outside services, and marketing expense increased $56.8 million for the year ended December 31, 2021, compared to 2020, due to increases in consulting fees.
•Lease expense decreased for the year ended December 31, 2021 due to a shortage in car supply and receipt of lease subvention payments, which reduce lease expense related to depreciation.
•The Company recorded no goodwill impairment in the year ended December 31, 2021, compared to $1.8 billion recorded during 2020.

INCOME TAX PROVISION

An income tax expense of $1.1 billion and a benefit of $110.6 million were recorded for the years ended December 31, 2021 and 2020, respectively. This resulted in an ETR of 23.0% and 14.4% for the years ended December 31, 2021 and 2020, respectively.

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

Refer to Note 17 to the Consolidated Financial Statements for the year-to-year comparison of the ETR.

LINE OF BUSINESS RESULTS

General

The Company's segments at December 31, 2021 and 2020 consisted of CBB, C&I, CRE & VF, CIB and SC.

Results Summary

CBB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$1,442,787	$1,372,694	$70,093	5.1%
Total non-interest income	318,130	292,598	25,532	8.7%
Credit loss expense / (benefit)	(20,871)	370,228	(391,099)	(105.6)%
Total expenses	1,564,273	3,064,404	(1,500,131)	(49.0)%
Income / (Loss) before income taxes	217,515	(1,769,340)	1,986,855	112.3%
Intersegment revenue / (expense)	(785)	(856)	71	8.3%
Total assets	24,303,985	22,241,080	2,062,905	9.3%

CBB reported income before income taxes of $217.5 million for the year ended December 31, 2021, compared to a loss before income taxes of $1.8 billion for the year ended December 31, 2020. Factors contributing to these changes were:

•Credit loss expense decreased $391.1 million for the year ended December 31, 2021, compared to the corresponding period of 2020. This decrease was due to an improved credit outlook, higher quality of originations and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $1.5 billion for the year ended December 31, 2021 compared to the corresponding period of 2020. This decrease was mainly due to goodwill impairment recorded during the second quarter of 2020.

C&I Banking

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$289,083	$326,387	$(37,304)	(11.4)%
Total non-interest income	70,685	65,938	4,747	7.2%
Credit loss expense / (benefit)	(78,402)	135,422	(213,824)	(157.9)%
Total expenses	256,415	551,102	(294,687)	(53.5)%
Income / (Loss) before income taxes	181,755	(294,199)	475,954	161.8%
Intersegment revenue / (expense)	13,874	12,617	1,257	10.0%
Total assets	6,920,144	7,789,730	(869,586)	(11.2)%

C&I reported income before income taxes of $181.8 million for the year ended December 31, 2021, compared to a loss before income taxes of $294.2 million for the corresponding period in 2020. Factors contributing to these changes were:

•Credit loss expense decreased $213.8 million for the year ended December 31, 2021, compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total expenses decreased $294.7 million for the year ended December 31, 2021, compared to the corresponding period of 2020. This decrease was mainly due to the goodwill impairment recorded during the second quarter of 2020.
•Total assets decreased $869.6 million for the year ended December 31, 2021, compared to the corresponding period of 2020. This decrease was due to the payback of lines of credit that were drawn down in 2020 in response to COVID-19 economic uncertainty as well as the forgiveness of Paycheck Protection Program loans.

CRE & VF

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$377,256	$386,209	$(8,953)	(2.3)%
Total non-interest income	43,370	13,668	29,702	217.3%
Credit loss expense / (benefit)	(10,116)	106,201	(116,317)	(109.5)%
Total expenses	145,629	140,836	4,793	3.4%
Income / (Loss) before income taxes	285,113	152,840	132,273	86.5%
Intersegment revenue / (expense)	3,451	4,879	(1,428)	(29.3)%
Total assets	19,725,785	20,717,404	(991,619)	(4.8)%

CRE & VF reported income before income taxes of $285.1 million for the year ended December 31, 2021, compared to income before income taxes of $152.8 million for the corresponding period in 2020. Factors contributing to this changes were:

•Credit loss expense decreased $116.3 million for the year ended December 31, 2021, compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.

CIB

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$107,565	$130,139	$(22,574)	(17.3)%
Total non-interest income	245,080	263,874	(18,794)	(7.1)%
Credit loss expense / (benefit)	(27,641)	28,099	(55,740)	(198.4)%
Total expenses	277,669	260,908	16,761	6.4%
Income / (Loss) before income taxes	102,617	105,006	(2,389)	(2.3)%
Intersegment expense	(16,540)	(16,640)	100	0.6%
Total assets	16,016,527	10,965,616	5,050,911	46.1%

CIB reported income before income taxes of $102.6 million for the year ended December 31, 2021, compared to income before income taxes of $105.0 million for 2020. Factors contributing to this change were:

•Credit loss expense decreased $55.7 million for the year ended December 31, 2021 compared to the corresponding period of 2020. This decrease was due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic.
•Total non-interest income decreased $18.8 million for the year ended December 31, 2021 compared to the corresponding period in 2020, mainly as a result of valuation adjustments on CIB's equity method portfolio.

Other

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$(197,348)	$(22,318)	$(175,030)	784.3%
Total non-interest income	427,074	323,448	103,626	32.0%
Credit loss expense / (benefit)	(4,789)	(137,065)	132,276	96.5%
Total expenses	520,194	575,031	(54,837)	(9.5)%
Income / (Loss) before income taxes	(285,679)	(136,836)	(148,843)	(108.8)%
Total assets	45,121,362	38,831,353	6,290,009	16.2%

The Other category reported a loss before income taxes of $285.7 million for the year ended December 31, 2021, compared to a loss before income taxes of $136.8 million for the comparable period in 2020. Factors contributing to this change were:

•The change in Net interest income was due to lower interest income on interest-earning assets in the Company's wealth management business and the sale of SBC in 2020.
•Total non-interest income increased $103.6 million for the year ended December 31, 2021 compared to the corresponding period of 2020, due to valuation adjustment on the transfer of SBC loans to HFS in the second quarter of 2020.
•Credit loss benefit was lower for the year ended December 31, 2021, compared to the corresponding period of 2020, due to the release of provision on SBC loans moved to HFS during the second quarter of 2020.
•Total expenses decreased $54.8 million for the year ended December 31, 2021, compared to the corresponding period of 2020, due to lower operational risk expenses and the sale of SBC.

SC

	Year Ended December 31,		YTD Change
(dollars in thousands)	2021	2020	Dollar increase/(decrease)	Percentage
Net interest income	$4,148,149	$4,151,344	$(3,195)	(0.1)%
Total non-interest income	3,403,935	3,024,918	379,017	12.5%
Credit loss expense / (benefit)	(65,530)	2,364,460	(2,429,990)	(102.8)%
Total expenses	3,386,551	3,601,970	(215,419)	(6.0)%
Income / (Loss) before income taxes	4,231,063	1,209,832	3,021,231	249.7%
Total assets	47,733,428	48,887,493	(1,154,065)	(2.4)%

SC reported income before income taxes of $4.2 billion for the year ended December 31, 2021, compared to income before income taxes of $1.2 billion for the comparable period in 2020. Contributing to this change was:

•Non-interest income increased $379.0 million for the year ended December 31, 2021 compared to the corresponding period of 2020, primarily driven by an increase in residual value of liquidated leased vehicles and SC's sale of the personal lending portfolio.
•Credit loss expense decreased $2.4 billion for the year ended December 31, 2021 compared to the corresponding period of 2020, primarily due to an improved credit outlook and lower realized loan losses than were projected due to the COVID-19 pandemic., an increase in recoveries, and a decrease in charge-offs due to the increase in used car prices in 2021.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,227,003	7.8%	$7,327,853	8.0%	$8,468,023	9.1%	$8,704,481	10.0%	$9,279,225	11.5%
C&I	14,710,864	16.0%	16,537,899	17.9%	16,534,694	17.8%	15,738,158	18.1%	14,438,311	17.9%
Multifamily	7,547,382	8.2%	8,367,147	9.1%	8,641,204	9.3%	8,309,115	9.5%	8,274,435	10.1%
Other commercial	8,170,031	8.9%	7,455,504	8.1%	7,390,795	8.2%	7,630,004	8.8%	7,174,739	8.9%
Total commercial loans (1)	37,655,280	40.9%	39,688,403	43.1%	41,034,716	44.4%	40,381,758	46.4%	39,166,710	48.4%

Consumer loans secured by real estate:
Residential mortgages	5,598,560	6.1%	6,590,168	7.2%	8,835,702	9.5%	9,884,462	11.4%	8,846,765	11.0%
Home equity loans and lines of credit	3,487,234	3.8%	4,108,505	4.5%	4,770,344	5.1%	5,465,670	6.3%	5,907,733	7.3%
Total consumer loans secured by real estate	9,085,794	9.9%	10,698,673	11.7%	13,606,046	14.6%	15,350,132	17.7%	14,754,498	18.3%

Consumer loans not secured by real estate:
RICs and auto loans	43,183,098	46.9%	40,698,642	44.1%	36,456,747	39.3%	29,335,220	33.7%	24,966,121	30.9%
Personal unsecured loans	2,009,654	2.2%	824,430	0.9%	1,291,547	1.4%	1,531,708	1.8%	1,285,677	1.6%
Other consumer	141,986	0.1%	223,034	0.2%	316,384	0.3%	447,050	0.4%	617,675	0.8%

Total consumer loans	54,420,532	59.1%	52,444,779	56.9%	51,670,724	55.6%	46,664,110	53.6%	41,623,971	51.6%
Total LHFI	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%

Total LHFI with:
Fixed	$64,774,941	70.3%	$64,036,154	69.5%	$61,775,942	66.6%	$56,696,491	65.1%	$50,703,619	62.8%
Variable	27,300,871	29.7%	28,097,028	30.5%	30,929,498	33.4%	30,349,377	34.9%	30,087,062	37.2%
Total LHFI	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%	$80,790,681	100.0%
(1) As of December 31, 2021, the Company had $316.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Loans by Maturity and Interest Rate Sensitivity

	At December 31, 2021, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total (1)
Fixed Rates:
CRE loans	$115,301	$327,324	$136,639	$19,602	$598,866
C&I	971,046	1,058,736	536,776	223	2,566,781
Multifamily loans	580,466	2,398,312	2,207,868	23,316	5,209,962
Other Commercial	2,089,718	3,282,243	1,040,256	—	6,412,217
Total Commercial	$3,756,531	$7,066,615	$3,921,539	$43,141	$14,787,826
Residential Mortgages	287	20,407	772,976	4,172,312	4,965,982
Home equity loans and lines of credit	2,883	14,714	50,994	37,231	105,822
RICs and auto loans	602,456	21,864,818	20,715,496	328	43,183,098
Personal unsecured loans	17,512	1,731,203	187,953	—	1,936,668
Other consumer	658	7,669	11,480	5,877	25,684
Total Fixed Rates	$4,380,327	$30,705,426	$25,660,438	$4,258,889	$65,005,080
Variable Rates:
CRE loans	$1,336,191	$4,362,479	$769,734	$159,733	$6,628,137
C&I	4,829,922	6,775,353	602,578	24,442	12,232,295
Multifamily loans	246,081	1,166,339	921,067	3,933	2,337,420
Other Commercial	1,665,193	92,620	—	—	1,757,813
Total Commercial	$8,077,387	$12,396,791	$2,293,379	$188,108	$22,955,665
Residential Mortgages	1,047	6,773	154,802	636,767	799,389
Home equity loans and lines of credit	22,240	3,240	362,822	2,993,110	3,381,412
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	82	(2,375)	74,870	409	72,986
Other consumer	1,996	49,388	64,919	—	116,303
Total Variable Rates	$8,102,752	$12,453,817	$2,950,792	$3,818,394	$27,325,755
Total	$12,483,079	$43,159,243	$28,611,230	$8,077,283	$92,330,835

(1) Includes LHFS.

Commercial

Commercial loans decreased approximately $2.0 billion, or 5.1%, from December 31, 2020 to December 31, 2021. This decrease was comprised of a decrease in C&I loans of $1.8 billion due to the forgiveness of Paycheck Protection Program loans, a decrease in Multifamily loans of $819.8 million, and a decrease in CRE of $100.9 million. These changes were offset by an increase in Other commercial of $714.5 million which includes BSI's acquisition of Crédit Agricole's global wealth management client assets.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $1.6 billion, or 15.1%, from December 31, 2020 to December 31, 2021. This decrease was comprised of a decrease in the residential mortgage portfolio of $991.6 million, and a decrease in the home equity loans and lines of credit portfolio of $621.3 million.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $2.5 billion, or 6.1%, from December 31, 2020 to December 31, 2021. The increase in the RIC and auto loan portfolio was primarily due to increases in originations, net of securitizations, due to the Company's initiatives to improve our pricing, as well as, our dealer and customer experience, which have increased our competitive position in the market. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

As of December 31, 2021, 61.5% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 7.4% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

At December 31, 2021, a typical RIC was originated with an average annual percentage rate of 15.1% and was purchased from the dealer at a premium of 2.2%. All of the Company's RICs and auto loans are fixed-rate loans.

Personal unsecured and other consumer loans

During the year ended December 31, 2021, SBNA approved and completed purchases of performing personal unsecured loans from third parties with a UPB of approximately $832.8 million. Servicing was retained by the sellers with no future minimum amounts required to be purchased.

Personal unsecured and other consumer loans HFI increased from December 31, 2020 to December 31, 2021 by $1.1 billion.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2021	December 31, 2020	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$31,752	$106,751	$(74,999)	(70.3)%
C&I	69,754	107,053	(37,299)	(34.8)%
Multifamily	103,299	72,392	30,907	42.7%
Other commercial	9,036	20,019	(10,983)	(54.9)%
Total commercial loans	213,841	306,215	(92,374)	(30.2)%

Consumer loans secured by real estate:
Residential mortgages	123,548	160,172	(36,624)	(22.9)%
Home equity loans and lines of credit	88,310	91,606	(3,296)	(3.6)%
Consumer loans not secured by real estate:
RICs and auto loans	1,467,928	1,174,317	293,611	25.0%
Personal unsecured loans	2,892	—	2,892	100.0%
Other consumer	1,047	6,325	(5,278)	(83.4)%
Total consumer loans	1,683,725	1,432,420	251,305	17.5%
Total non-accrual loans	1,897,566	1,738,635	158,931	9.1%

OREO	3,724	29,799	(26,075)	(87.5)%
Repossessed vehicles	247,757	204,653	43,104	21.1%
Other repossessed assets	294	3,247	(2,953)	(90.9)%
Total OREO and other repossessed assets	251,775	237,699	14,076	5.9%
Total non-performing assets	$2,149,341	$1,976,334	$173,007	8.8%

Past due 90 days or more as to interest or principal and accruing interest	$2,314	$52,863	$(50,549)	(95.6)%
Non-performing assets as a percentage of total assets	1.3%	1.3%	n/a	n/a

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrower's ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $113.9 million and $229.2 million at December 31, 2021 and 2020, respectively. Potential problem consumer loans amounted to $3.7 billion and $3.2 billion at December 31, 2021 and December 31, 2020, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
ACL to total loan outstanding	7.11%	7.93%	3.97%
ACL	$6,565,504	$7,484,948	$3,738,015
Total loans outstanding	92,330,835	94,359,378	94,125,663
NPL to total loans outstanding	2.1%	1.8%	2.3%
NPL	$1,897,566	$1,738,635	$2,173,052
Total loans outstanding	92,330,835	94,359,378	94,125,663
ACL to NPL	346.0%	430.5%	172.0%
ACL	$6,565,504	$7,484,948	$3,738,015
NPL	1,897,566	1,738,635	2,173,052
NCO during the period to average loans outstanding:
Commercial	0.18%	0.35%	0.31%
Net charge-offs / (recoveries) during the period	$68,949	$145,332	$131,216
Average amount outstanding	38,771,427	41,336,315	41,850,929
Consumer	1.19%	2.82%	4.78%
Net charge-offs / (recoveries) during the period	$643,146	$1,522,211	$2,410,282
Average amount outstanding	54,066,174	53,955,975	50,460,367

Commercial

Commercial NPLs decreased $92.4 million from December 31, 2020 to December 31, 2021. Commercial NPLs accounted for less than 1% of commercial LHFI at December 31, 2021 and 2020, respectively. The change in commercial NPLs was primarily comprised of a decrease of $75.0 million in the CRE portfolio, a decrease of $37.3 million in the C&I portfolio, and a decrease of $11 million in Other commercial, offset by an increase of $30.9 million in the Multifamily portfolio.

Consumer Loans Not Secured by Real Estate

RICs and amortizing personal loans are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the RIC and auto loan portfolio increased by $293.6 million from December 31, 2020 to December 31, 2021. Non-performing RICs and auto loans accounted for 3.4% and 2.9% of total RICs and auto loans at December 31, 2021 and 2020, respectively.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$123,548	$88,310	$74,473	$91,606
Total LHFI	5,598,560	3,487,234	6,590,168	4,108,505
NPLs as a percentage of total LHFI	2.2%	2.5%	1.1%	2.2%

NPLs as a percentage of LHFI in the Residential mortgage portfolio increased year over year due to higher NPLs in 2021 on a decreasing Residential mortgage portfolio. Foreclosures on consumer loans secured by real estate were $41.1 million or 19.4% of non-performing consumer loans secured by real estate at December 31, 2021, compared to $46.2 million or 27.8% of consumer loans secured by real estate at December 31, 2020.

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies increased by $91.3 million, or 2.18%, from December 31, 2020 to December 31, 2021, primarily due to past due auto loans. Delinquent balances and nonaccrual balances on mortgages and other consumer loans were lower as of December 31, 2021, primarily due to the benefits of government stimulus payments and tax refunds provided to customers.

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

The following table summarizes TDRs at the dates indicated:

	As of December 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,582	51.2%	$171,991	60.7%	$3,341,939	89.4%	$24,081	97.7%	$3,641,593
Non-performing	98,620	48.8%	111,511	39.3%	397,122	10.6%	571	2.3%	607,824
Total	$202,202	100.0%	$283,502	100.0%	$3,739,061	100.0%	$24,652	100.0%	$4,249,417

% of loan portfolio	0.5%	n/a	3.1%	n/a	8.7%	n/a	1.1%	n/a	4.6%
(1) Excludes LHFS.

	As of December 31, 2020
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$73,950	43.2%	$87,896	66.8%	$3,655,681	91.7%	$33,095	98.0%	$3,850,622
Non-performing	97,054	56.8%	43,605	33.2%	332,164	8.3%	684	2.0%	473,507
Total	$171,004	100.0%	$131,501	100.0%	$3,987,845	100.0%	$33,779	100.0%	$4,324,129

% of loan portfolio	0.4%	n/a	1.2%	n/a	9.8%	n/a	3.2%	n/a	4.7%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Year Ended December 31, 2021		Year Ended December 31, 2020
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,987,845	$336,284	$3,847,819	$472,312
New TDRs(1)	2,208,968	450,748	2,085,351	279,628
Charged-Off TDRs	(828,557)	(15,621)	(772,542)	(9,091)
Sold TDRs	(1,193,146)	—	(27,971)	(246,191)
Payments on TDRs	(436,049)	(261,055)	(1,144,812)	(160,374)
TDRs, end of period	$3,739,061	$510,356	$3,987,845	$336,284
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

In March 2020, the Company began actively working with its borrowers impacted by COVID-19 and provided loan modification programs in accordance with the CARES Act and interagency guidelines to mitigate the adverse effects of COVID-19 on modifications. These programs temporarily revised the practices noted above during 2020 and increased the volume of modifications provided to our customers. Effective January 1, 2021 at SC and April 1, 2021 at SBNA, the Company has generally returned to pre-pandemic servicing practices, with the exception of an increased limit on the total months of extensions allowed. As of December 31, 2021, the overall modification volumes were consistent with volumes experienced before the COVID-19 pandemic and the number and dollar amount of active COVID-19 modifications was immaterial.

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

ACL

There were no significant changes to the ACL during the year ended December 31, 2021. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $146.5 million at December 31, 2020 to $104.1 million at December 31, 2021. The decrease of the reserve for unfunded lending commitments was due to a $27.9 million decrease on commercial commitments and a $14.4 million decrease on consumer commitments.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020
Investment securities AFS:
U.S. Treasury securities and government agencies	$6,172,652	$5,440,140
FNMA and FHLMC securities	4,327,556	5,608,296
Other securities (1)	813,729	265,053
Total investment securities AFS	11,313,937	11,313,489
Total investment securities HTM	6,702,471	5,504,685
Other investments	1,096,138	1,553,862
Total investment portfolio	$19,112,546	$18,372,036
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	December 31, 2021	December 31, 2020	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$73,618	$170,653	$(97,035)	(56.86)%
Corporate debt securities	276,007	155,715	120,292	77.25%
ABS	537,722	109,338	428,384	391.80%
MBS:
GNMA - Residential	4,066,195	3,536,125	530,070	14.99%
GNMA - Commercial	2,032,839	1,733,362	299,477	17.28%
FHLMC and FNMA - Residential	4,219,641	5,538,283	(1,318,642)	(23.81)%
FHLMC and FNMA - Commercial	107,915	70,013	37,902	54.14%
Total investments in debt securities AFS	$11,313,937	$11,313,489	$448	—%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following table presents the average yields of the HTM investment securities portfolio at December 31, 2021:

(in thousands)	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total
ABS	1.00%	1.72%	—%	1.37%
MBS:
GNMA - Residential	—%	—%	1.42%	1.42%
GNMA - Commercial	—%	—%	2.00%	2.00%
Total Weighted Average Yield	1.00%	1.72%	1.75%	1.74%

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2021 was approximately 5.17 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2021 was approximately 3.10 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 232 investment securities classified as HTM as of December 31, 2021.

(in thousands)	December 31, 2021	December 31, 2020	Change in unrealized gain/(loss)
Total unrealized loss	$(138,703)	$(7,183)	$(131,520)
Total unrealized gain	42,687	184,287	(141,600)
Total unrealized gain/(loss) position	$(96,016)	$177,104	$(273,120)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2021:

	December 31, 2021
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,052,699	$2,035,205
FHLMC	2,319,441	2,292,351
GNMA (1)	12,763,904	12,639,199
Total	$17,136,044	$16,966,755
(1) Includes U.S. government agency MBS.

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At December 31, 2021, goodwill totaled $2.6 billion and represented 1.6% of total assets and 10.6% of total stockholder's equity. The following table shows goodwill by reporting units at December 31, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods and noted no impairment..

For the CBB, C&I, CRE&VF, and CIB reporting unit fair valuation analyses, the Company applied an equal-weighting to the market and income approach. Additionally, for all reporting units, the Company selected a long-term growth rate of 3.0% for use in the income approach discounted cash flow analysis and a 25.0% control premium for the market approach based on the Company's review of transactions observable in the marketplace that were determined to be comparable. Other key assumptions by reporting unit included:

	CBB	C&I	CRE&VF	CIB
Projected TBV	1.2x	1.3x	1.6x	1.4x
Discount Rate	11.1%	11.7%	11.7%	10.8%

The results of the fair value analyses for each of the reporting units exceeded carrying value by more than 10%.

For the SC reporting unit, the Company performed a qualitative analysis based primarily on the evaluation of the reporting unit's carrying value in comparison to the value represented by SHUSA's proposal to acquire SC's shares at a price of $41.50 per share as well as the quoted share price as of the impairment test date. Based on that analysis, the Company concluded it was not more likely than not that the carrying value of the reporting unit would exceed the fair value of the reporting unit.

Management continues to monitor changes in financial position and results of operations that would impact each of the reporting units estimated fair value or carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2021.

DEPOSITS

Uninsured deposits were $37.7 billion at December 31, 2021. The portion of U.S. time deposits in excess of insurance limit(1) were as follows:

(in thousands)	December 31, 2021
Time deposits otherwise uninsured with a maturity of:
3 Months or less	$48,342
Over 3 months through 6 months	22,065
Over 6 months through 12 months	57,618
Over 12 Months	25,204
Total U.S time deposits in excess of insurance limit	$153,229
(1) Uninsured deposits as defined by FDIC 370.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. SBNA utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. SBNA also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SC has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2021 were $41.1 billion, compared to $46.4 billion at December 31, 2020. Total borrowings decreased $5.2 billion, primarily due to an overall decrease in SC debt of $3.5 billion and decreases at the Parent Company and SBNA of $1.0 billion and $0.6 billion due to debt maturities and calls and decreases in FHLB advances. Refer to Note 10 to the Consolidated Financial Statements for the detail of Borrowings and other debt obligations.

(Dollars in thousands)	Year Ended December 31,
Parent Company & other subsidiary borrowings and other debt obligations	2021	2020

Parent Company senior notes and short-term borrowings:
Balance	$9,122,233	$10,656,350
Weighted average interest rate at year-end	3.48%	3.65%
Maximum amount outstanding at any month-end during the year	$10,777,880	$11,132,959
Average amount outstanding during the year	$10,217,692	$10,528,483
Weighted average interest rate during the year	3.59%	3.62%
Parent Company and Subsidiary subordinated notes:
Balance	$500,011	$11
Weighted average interest rate at year-end	2.88%	2.00%
Maximum amount outstanding at any month-end during the year	$500,011	$284
Average amount outstanding during the year	$78,093	$148
Weighted average interest rate during the year	2.87%	2.71%
Subsidiary short-term and overnight borrowings:
Balance	$57,365	$215,750
Weighted average interest rate at year-end	0.05%	0.10%
Maximum amount outstanding at any month-end during the year	$57,365	$215,750
Average amount outstanding during the year	$31,461	$57,938
Weighted average interest rate during the year	0.15%	0.03%

(Dollars in thousands)	Year Ended December 31,
Bank borrowings and other debt obligations	2021	2020

REIT preferred:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$126,388
Average amount outstanding during the year	$0	$46,873
Weighted average interest rate during the year	—%	13.08%
Credit Linked Notes:
Balance	$293,749	$0
Weighted average interest rate at year-end	2.53%	—%
Maximum amount outstanding at any month-end during the year	$293,749	$0
Average amount outstanding during the year	$9,657	$0
Weighted average interest rate during the year	2.35%	—%
FHLB advances:
Balance	$250,000	$1,150,000
Weighted average interest rate at year-end	0.93%	0.64%
Maximum amount outstanding at any month-end during the year	$1,150,000	$8,435,000
Average amount outstanding during the year	$785,315	$4,836,639
Weighted average interest rate during the year	0.65%	1.39%

(Dollars in thousands)	Year Ended December 31,
SC borrowings and other debt obligations	2021	2020

Revolving credit facilities:
Balance	$0	$4,159,955
Weighted average interest rate at year-end	—%	2.21%
Maximum amount outstanding at any month-end during the year	$4,659,988	$6,521,679
Average amount outstanding during the year	$1,220,838	$4,634,770
Weighted average interest rate during the year	5.10%	6.82%
Revolving credit facilities with Santander:
Balance	$4,000,000	$4,000,000
Weighted average interest rate at year-end	1.52%	1.22%
Maximum amount outstanding at any month-end during the year	$4,000,000	$4,000,000
Average amount outstanding during the year	$4,000,000	$1,833,333
Weighted average interest rate during the year	1.23%	1.13%
Public securitizations:
Balance	$23,531,904	$18,942,160
Weighted average interest rate range at year-end	0.48% - 3.42%	0.60% - 3.42%
Maximum amount outstanding at any month-end during the year	$25,196,457	$19,736,036
Average amount outstanding during the year	$22,251,209	$18,584,787
Weighted average interest rate during the year	2.10%	2.30%
Privately issued amortizing notes:
Balance	$3,377,925	$7,235,241
Weighted average interest rate range at year-end	1.28% - 3.90%	1.28% - 3.90%
Maximum amount outstanding at any month-end during the year	$6,847,058	$10,074,482
Average amount outstanding during the year	$4,949,942	$8,998,150
Weighted average interest rate during the year	1.53%	1.61%

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $171.2 million at December 31, 2020 (consisting of a deferred tax asset balance of $11.1 million and a deferred tax liability balance of $182.4 million). The $512.2 million increase in net deferred liability for the year ended December 31, 2021 was primarily due to a decrease in net operating loss carryforwards as a result of the Company's 2021 profits.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2021 and 2020, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2021 and 2020, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During the years ended December 31, 2021, 2020, and 2019 the Company paid cash dividends of zero, $125.0 million, and $400.0 million respectively, to its common stock shareholder.

The following schedule summarizes the actual capital balances of SHUSA and SBNA at December 31, 2021:

	SHUSA

	December 31, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	18.84%	6.50%	4.50%
Tier 1 capital ratio	20.73%	8.00%	6.00%
Total capital ratio	22.66%	10.00%	8.00%
Leverage ratio	15.01%	5.00%	4.00%

	SBNA

	December 31, 2021	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.36%	6.50%	4.50%
Tier 1 capital ratio	16.36%	8.00%	6.00%
Total capital ratio	17.45%	10.00%	8.00%
Leverage ratio	11.18%	5.00%	4.00%
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

As of December 31, 2021, SBNA has borrowed $1.0 billion from SHUSA. This transaction eliminates in consolidation.

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with 12 third-party banks, Santander and SHUSA, and through securitizations in the ABS market and third party flow agreements. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $8.5 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements. SC uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments.

During the quarter ended December 31, 2021, SC completed on-balance sheet funding transactions totaling approximately $18.4 billion, including:

•securitization on its SDART platform for approximately $8.2 billion;
•securitizations on its DRIVE, deeper subprime platform, for approximately $4.3 billion;
•lease securitization on its SRT platform for approximately $5.2 billion; and
•private amortizing lease facilities for approximately $700 million.

SC also completed approximately $4.7 billion in asset sales to third parties.

For information regarding SC's debt, see Note 10 to the Consolidated Financial Statements.

IHC

SIS has entered into a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity. In November 2021, the liquidity line agreement was increased to $4.0 billion.

At December 31, 2021, there were no outstanding balances on the subordinated loan or the liquidity line.

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

Available Liquidity

As of December 31, 2021, SBNA had approximately $15.0 billion in committed liquidity from the FHLB and the FRB. Of this amount, $14.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2021 and December 31, 2020, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $29.4 billion and $23.5 billion, respectively. These amounts represented 36.4% and 31.8% of total deposits at December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021, SBNA and BSI had $2.3 billion and $1.5 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash flows from operating activities	$8,539,268	$5,268,999	$6,849,157
Net cash flows from investing activities	(7,642,011)	(1,549,253)	(17,242,333)
Net cash flows from financing activities	6,195,237	2,678,743	11,197,124

Cash flows from operating activities

Net cash flow from operating activities increased by $3.3 billion from the year ended December 31, 2020 to the year ended December 31, 2021, primarily due to an increase in proceeds from sales of and collections on LHFS which includes the SC sale of its Bluestem personal lending portfolio.

Cash flows from investing activities

Net cash flow from investing activities decreased by $6.1 billion from the year ended December 31, 2020 to the year ended December 31, 2021, primarily due to an increase in purchases of LHFI and an increase in securities purchased under resale agreements which began in the second quarter of 2021.

Cash flows from financing activities

Net cash flow from financing activities increased by $3.5 billion from the year ended December 31, 2020 to the year ended December 31, 2021, primarily due to an increase in securities sold under repurchase agreements, offset by a decrease in deposits.

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

SC has one credit facility with seven banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support Chrysler Capital lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

SC has eight credit facilities with eleven banks providing an aggregate commitment of $7.5 billion for the exclusive use of providing short-term liquidity needs to support core and CCAP loan financing. As of December 31, 2021, there was an outstanding balance of zero on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2021, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $5.4 billion of term financing with maturities ranging from March 2022 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

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

Off-Balance Sheet Financing

Beginning in 2018, SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans, primarily from Stellantis dealers, all of which are serviced by SC. The loans are on the balance sheet of SBNA.

SC also continues to periodically execute securitizations under Rule 144A of the Securities Act. After retaining the required credit risk retention via a 5% vertical interest, SC transfers all remaining notes and residual interests in these securitizations to third parties. SC subsequently records these transactions as true sales of the RICs securitized, and removes the sold assets from its Consolidated Balance Sheets if it qualifies as a transfer of financial assets under the accounting guidance.

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

At December 31, 2021, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of December 31, 2021, the Company had total contractual cash obligations of $52.2 billion which included FHLB advances, notes payables, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, $13.5 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $29.0 billion which consisted of commitments to extend credit and letters of credit. Of this amount, $7.8 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of December 31, 2021, the Company had 530,391,043 shares of common stock outstanding.

On March 31, 2021, SC paid a cash dividend of $0.22 per share and a special dividend of $0.22 per share of common stock for a total of $0.44 per share to shareholders of record as of the close of business on March 29, 2021. SC also paid a dividend of $0.22 per share in May 2021 and August 2021. SC paid a cash dividend of $0.22 per share of common stock to shareholders in December 2021.

SC has paid a total of $336.7 million in dividends through December 31, 2021, of which $66.5 million has been paid to NCI and $270.2 million has been paid to the Company, which eliminates in the consolidated results of the Company.

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA does not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time, SHUSA acquired the remaining 19.8% noncontrolling interest in SC for approximately $2.5 billion, and SC became a wholly-owned subsidiary of SHUSA. For additional information, refer to Note 1 to the Consolidated Financial Statements.

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

During 2020, SC announced that the Company’s request for certain exceptions to the Interim Policy prohibiting share repurchases (other than repurchases relating to issuances of common stock under employee stock ownership plans) and limiting dividends paid by certain CCAR institutions to the average trailing four quarters' of net income, had been approved. Such exception approval permitted SC to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, SC announced that it had substantially exhausted the amount of shares SC was permitted to repurchase under the exception approval, and that SC expected to repurchase an immaterial number of shares remaining under the exception approval.

After substantially exhausting its share repurchase authorization on August 10, 2020 and through the end of the second quarter of 2021, SC was only permitted to repurchase a number of shares of SC Common Stock equal to the amount of share issuances related to SC’s expensed employee compensation.

Please find below the details of SC's tender offer and other share repurchase programs for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Tender offer:(1)
Number of shares purchased	—	17,514,707
Average price per share	$—	$26.00
Cost of shares purchased(2)	$—	$455,382

Other share repurchases:
Number of shares purchased	357,747	15,956,561
Average price per share	$26.46	$20.00
Cost of shares purchased(2)	$9,468	$319,075

Total number of shares purchased	357,747	33,471,268
Average price per share	$26.46	$23.14
Total cost of shares purchased(2)	$9,468	$774,457
(1) During the three months ended March 31, 2020, SC purchased shares of SC Common Stock through a modified Dutch auction tender offer.
(2) Cost of shares exclude commissions

During the year ended December 31, 2021, SHUSA's subsidiaries had the following capital activity which eliminated in consolidation:
•BSI declared and paid $40.0 million in dividends to SHUSA.
•SIS declared and paid $16.0 million in dividends to SHUSA.
•SFS contributed $250.0 million to SHUSA.
•S&P declared and paid $10 million in dividends to SHUSA.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2021 and December 31, 2020:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2021	December 31, 2020
Down 100 basis points	(2.63)%	(1.12)%
Up 100 basis points	4.33%	3.18%
Up 200 basis points	8.17%	6.25%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2021 and December 31, 2020.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2021	December 31, 2020
Down 100 basis points	(3.18)%	(6.18)%
Up 100 basis points	(0.91)%	1.62%
Up 200 basis points	(3.71)%	0.51%

As of December 31, 2021, the Company’s profile reflected a decrease of MVE of 3.18% for downward parallel interest rate shocks of 100 basis points and a decrease of 0.91% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between up 100 and down 100 shock is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 15 to the Consolidated Financial Statements.

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and losses on these contracts increase or decrease over their respective lives as currency exchange and interest rates fluctuate. The Company also utilizes forward contracts to manage market risk associated with certain expected investment securities sales.

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

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2021	2020(1)	2019	2018	2017
Return on Average Assets:
Net income/(loss)	$3,621,307	$(656,303)	$1,041,817	$991,035	$957,975
Average assets	151,819,293	149,645,866	142,308,583	131,232,021	134,522,957
Return on average assets	2.39%	(0.44)%	0.73%	0.76%	0.71%

Return on Average Equity:
Net income/(loss)	$3,621,307	$(656,303)	$1,041,817	$991,035	$957,975
Average equity	23,163,377	21,719,676	24,639,561	24,103,584	23,388,410
Return on average equity	15.63%	(3.02)%	4.23%	4.11%	4.10%

Average Equity to Average Assets:
Average equity	$23,163,377	$21,719,676	$24,639,561	$24,103,584	$23,388,410
Average assets	151,819,293	149,645,866	142,308,583	131,232,021	134,522,957
Average equity to average assets	15.26%	14.51%	17.31%	18.37%	17.39%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$6,144,167	$8,208,234	$6,365,852	$5,832,325	$5,764,324

Net interest income	$6,189,521	$6,359,481	$6,442,768	$6,344,850	$6,423,950
Non-interest income	4,452,187	3,949,988	3,729,117	3,244,308	2,901,253
Total net interest income and non-interest income (denominator)	10,641,708	10,309,469	10,171,885	9,589,158	9,325,203

Efficiency ratio	57.74%	79.62%	62.58%	60.82%	61.81%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge on SBNA.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2021
	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$12,051,039	$11,922,375	$22,513,955	$19,886,878	$12,051,039	$22,513,955
Goodwill	(1,554,410)	(1,554,410)	(2,596,161)	(2,596,161)	(1,554,410)	(2,596,161)
Intangible assets	(1,234)	(1,488)	(339,079)	(357,547)	(1,234)	(339,079)
Deferred taxes on goodwill and intangible assets	111,739	111,231	125,509	123,945	111,739	125,509
Other adjustments to CET1(3)	31,990	126,282	1,182,727	1,481,707	(261,336)	(173,817)
Disallowed deferred tax assets	(113,288)	(131,589)	(6,998)	(4,325)	(113,288)	(6,998)
Accumulated other comprehensive loss	168,536	(205,613)	188,110	(166,295)	168,536	188,110
CET1 capital (numerator)	$10,694,372	$10,266,788	$21,068,063	$18,368,202	$10,401,046	$19,711,519
RWAs (denominator)(2)	65,386,093	65,519,986	111,819,655	115,205,746	65,341,263	109,526,972
Ratio	16.36%	15.67%	18.84%	15.94%	15.92%	18.00%

(1)    CET1 is calculated under Basel III regulations.
(2)    Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and SBNA's total RWAs.
(3)    Represent the impact of NCI, and CECL transition adjustments for regulatory capital.
(4)    Represents non-GAAP measures.

2021 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2021 of $705.2 million compared to net income of $856.7 million for the third quarter of 2021. The most significant contributors to the decrease were a decrease in interest income of $39.6 million, attributable primarily to lower interest income on loans, and an increase in general and administrative expenses of $106.5 million, primarily related to true up of year end compensation and benefit expense and higher technology, outside services, and marketing expense.

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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying Consolidated Balance Sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related Consolidated Statements of Operations, of Comprehensive Income (Loss), of Stockholder's Equity and of Cash Flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “Consolidated Financial Statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company's ineffective design and maintenance of controls to verify the proper classification of loan activities within the Consolidated Statements of Cash Flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 Consolidated Financial Statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those Consolidated Financial Statements.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the Consolidated Financial Statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the Consolidated Financial Statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the Consolidated Financial Statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses on Loans Held for Investment – Certain qualitative adjustments

As described in Notes 1 and 3 to the Consolidated Financial Statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2021, the allowance for loan and lease losses was $6.5 billion on total loans held for investment of $92.1 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, housing price index (HPI), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period and the loss in the event of default. Gross domestic product (GDP) is also a key input used in the models for prediction of the likelihood that the borrower will default. Management also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility.

The principal considerations for our determination that performing procedures relating to certain qualitative adjustments to the allowance for loan and lease losses on loans held for investment is a critical audit matter are (i) the significant judgment by management in determining the allowance for loan and lease losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to qualitative adjustments for the interpretation of economic trends and uncertainties, as well as trends in delinquency and collateral values; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the Consolidated Financial Statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan and lease losses on loans held for investment estimation process, which included controls over certain qualitative adjustments. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing management’s process for determining the allowance for loan and lease losses, which included evaluating the appropriateness of the methodology and models, testing the data used in the estimate and evaluating the reasonableness of qualitative adjustments for the interpretation of economic trends and uncertainties, as well as trends in delinquency and collateral values.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 7, 2022

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$19,305,530	$12,621,281
Federal funds sold and securities purchased under resale agreements or similar arrangements	5,346,468	—
Investment securities:
AFS at fair value	11,313,937	11,313,489
HTM (fair value of $6,629,206 and $5,677,929 as of December 31, 2021 and December 31, 2020, respectively)	6,702,471	5,504,685
Other investments (includes trading securities of $35,791 and $40,435 as of December 31, 2021 and December 31, 2020, respectively)	1,096,138	1,553,862
LHFI(1) (5)	92,075,812	92,133,182
ALLL (5)	(6,461,410)	(7,338,493)
Net LHFI	85,614,402	84,794,689
LHFS (2)(5)	255,023	2,226,196
Premises and equipment, net (3)	856,393	787,341
Operating lease assets, net (5)(6)	15,406,402	16,412,929
Goodwill	2,596,161	2,596,161
Intangible assets, net	339,079	357,547
BOLI	1,942,099	1,908,806
Restricted cash (5)	5,711,705	5,303,460
Other assets (4) (5)	3,335,423	4,052,230
TOTAL ASSETS	$159,821,231	$149,432,676
LIABILITIES
Accounts payables and accrued expenses	$5,329,755	$4,700,349
Deposits and other customer accounts	81,598,172	75,303,707
Federal funds purchased and securities loaned or sold under repurchase agreements	5,258,875	—
Borrowings and other debt obligations (5)	41,133,187	46,359,467
Advance payments by borrowers for taxes and insurance	142,592	144,214
Deferred tax liabilities, net	771,341	182,353
Other liabilities (5)	1,119,959	1,479,874
TOTAL LIABILITIES	135,353,881	128,169,964
Commitments and contingencies (Note 20)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2021 and December 31, 2020)	17,875,938	17,876,818
AOCI/(loss), net of taxes	(188,110)	166,295
Retained earnings	4,826,127	1,843,765
TOTAL SHUSA STOCKHOLDER'S EQUITY	22,513,955	19,886,878
NCI	1,953,395	1,375,834
TOTAL STOCKHOLDER'S EQUITY	24,467,350	21,262,712
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$159,821,231	$149,432,676
(1) LHFI includes $33.5 million and $50.4 million of loans recorded at fair value at December 31, 2021 and December 31, 2020, respectively.
(2) Includes $166.8 million and $265.4 million of loans recorded at the FVO at December 31, 2021 and December 31, 2020, respectively.
(3) Net of accumulated depreciation of $1.8 billion and $1.6 billion at December 31, 2021 and December 31, 2020, respectively.
(4) Includes MSRs of $79.1 million and $77.5 million at December 31, 2021 and December 31, 2020, respectively, for which the Company has elected the FVO. See Note 15 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2021 and December 31, 2020, LHFI included $20.6 billion and $22.6 billion, LHFS included $0.0 billion and $0.6 billion Operating leases assets, net included $14.7 billion and $16.4 billion, restricted cash included $1.6 billion and $1.7 billion, Other assets included $629.4 million and $791.3 million, Borrowings and other debt obligations included $29.2 billion and $31.7 billion, and Other liabilities included $81.1 million and $84.9 million of assets or liabilities that were included within VIEs, respectively. See Note 8 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.8 billion and $4.8 billion at December 31, 2021 and December 31, 2020, respectively.
See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
INTEREST INCOME:
Loans	$7,045,658	$7,657,090	$8,098,482
Interest-earning deposits	27,058	53,406	174,189
Investment securities:
AFS	107,659	191,451	280,927
HTM	103,911	96,763	70,815
Other investments	8,643	21,574	25,782
TOTAL INTEREST INCOME	7,292,929	8,020,284	8,650,195
INTEREST EXPENSE:
Deposits and other customer accounts	87,103	290,405	574,471
Borrowings and other debt obligations	1,016,305	1,370,398	1,632,956
TOTAL INTEREST EXPENSE	1,103,408	1,660,803	2,207,427
NET INTEREST INCOME	6,189,521	6,359,481	6,442,768
Credit loss expense / (benefit)	(207,349)	2,868,183	2,292,017
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	6,396,870	3,491,298	4,150,751
NON-INTEREST INCOME:
Consumer and commercial fees	437,041	471,901	548,846
Capital market revenue	250,268	227,421	197,042
Lease income	2,899,816	3,037,284	2,872,857
Miscellaneous income, net(1) (2)	850,581	182,085	104,556
TOTAL FEES AND OTHER INCOME	4,437,706	3,918,691	3,723,301
Net gain / (loss) on sale of investment securities	14,481	31,297	5,816
TOTAL NON-INTEREST INCOME	4,452,187	3,949,988	3,729,117
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	1,975,292	1,896,480	1,945,047
Occupancy and equipment expenses	663,660	632,424	603,716
Technology, outside service, and marketing expense	605,464	548,662	656,681
Loan expense	319,287	328,549	405,367
Lease expense	2,032,206	2,393,339	2,067,611
Impairment of goodwill	—	1,848,228	—
Other expenses	548,258	560,552	687,430
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	6,144,167	8,208,234	6,365,852
INCOME / (LOSS) BEFORE INCOME TAX (BENEFIT)/PROVISION	4,704,890	(766,948)	1,514,016
Income tax (benefit)/provision	1,083,583	(110,645)	472,199
NET INCOME / (LOSS) INCLUDING NCI	3,621,307	(656,303)	1,041,817
LESS: NET INCOME / (LOSS) ATTRIBUTABLE TO NCI	638,945	184,061	288,648
NET INCOME / (LOSS) ATTRIBUTABLE TO SHUSA	$2,982,362	$(840,364)	$753,169
(1) Netted down by impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio zero, $509.2 million, $404.6 million for the years ended December 31, 2021, 2020, and 2019 respectively. This portion of the portfolio was sold in the first quarter of 2021.
(2) Includes equity investment income/(expense), net.

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
NET INCOME / (LOSS) INCLUDING NCI	$3,621,307	$(656,303)	$1,041,817
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(158,184)	98,281	(301)
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(197,168)	140,143	222,887
Pension and post-retirement actuarial gains, net of tax	947	16,078	10,859
TOTAL OCI / (LOSS), NET OF TAX	(354,405)	254,502	233,445
COMPREHENSIVE INCOME	3,266,902	(401,801)	1,275,262
NET INCOME ATTRIBUTABLE TO NCI	638,945	184,061	288,648
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$2,627,957	$(585,862)	$986,614

(1) Excludes $5.2 million, $(7.4) million, and $(18.3) million of OCI/(loss) attributable to NCI for the years ended December 31, 2021, 2020, and 2019, respectively.

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2019	530,391	$17,859,304	$(321,652)	$3,783,405	$2,526,175	$23,847,232
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	18,652	—	18,652
Comprehensive income/(loss) attributable to SHUSA	—	—	233,445	753,169	—	986,614
Other comprehensive loss attributable to NCI	—	—	—	—	(18,265)	(18,265)
Net Income Attributable to NCI	—	—	—	—	288,648	288,648
Impact of SC Stock Option Activity	—	—	—	—	10,176	10,176
Contribution from shareholder and related tax impact		88,927	—	—	—	88,927
Dividends declared and paid to common stock	—	—	—	(400,000)	—	(400,000)
Dividends paid to NCI	—	—	—	—	(85,160)	(85,160)
Stock repurchase attributable to NCI	—	6,210	—	—	(344,204)	(337,994)
Balance, December 31, 2019	530,391	$17,954,441	$(88,207)	$4,155,226	$2,377,370	$24,398,830
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(1,346,097)	(439,367)	(1,785,464)
Comprehensive income/(loss) attributable to SHUSA	—	—	254,502	(840,364)	—	(585,862)
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	(7,372)	(7,372)
Net income attributable to NCI	—	—	—	—	184,061	184,061
Impact of SC stock option activity	—	—	—	—	5,536	5,536
Dividends declared and paid on common stock	—	—	—	(125,000)	—	(125,000)
Dividends paid to NCI	—	—	—	—	(50,546)	(50,546)
Stock repurchase attributable to NCI	—	(77,623)	—	—	(693,848)	(771,471)
Balance, December 31, 2020	530,391	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(354,405)	2,982,362	—	2,627,957
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	5,159	5,159
Net income attributable to NCI	—	—	—	—	638,945	638,945
Impact of SC stock option activity	—	—	—	—	8,576	8,576
Dividends paid to NCI	—	—	—	—	(66,525)	(66,525)
Stock repurchase attributable to NCI	—	(880)	—	—	(8,594)	(9,474)
Balance, December 31, 2021	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$3,621,307	$(656,303)	$1,041,817
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	1,848,228	—
Credit loss (benefit)/expense	(207,349)	2,868,183	2,292,017
Deferred tax expense/(benefit)	635,635	(276,155)	339,152
Depreciation, amortization and accretion	2,354,705	2,766,050	2,402,611
Net (gain)/loss on sale of loans	(41,881)	374,734	397,037
Net gain on sale of investment securities	(14,481)	(31,297)	(5,816)
Loss on debt extinguishment	—	10,887	2,735
Net loss/(gain) on real estate owned, premises and equipment, and other	6,332	(66,150)	(19,637)
Stock-based compensation	—	33	317
Equity loss/(income) on equity method investments	12,785	11,538	(1,584)
Originations of LHFS	(1,395,180)	(3,728,842)	(1,627,654)
Purchases of LHFS	—	—	(387)
Proceeds from sales of and collections on LHFS (1)	2,853,517	2,085,878	1,727,897
Net change in:
Revolving personal loans	34,246	(282,371)	(360,922)
Other assets, BOLI and trading securities	651,562	621,985	(152,520)
Other liabilities	28,070	(277,399)	814,094
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,539,268	5,268,999	6,849,157

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	1,326,299	2,665,593	1,423,579
Proceeds from prepayments and maturities of AFS investment securities	4,458,454	8,125,673	6,688,603
Purchases of AFS investment securities	(6,148,828)	(7,632,295)	(10,534,918)
Proceeds from prepayments and maturities of HTM investment securities	1,924,402	1,225,093	392,971
Purchases of HTM investment securities	(3,166,142)	(2,707,302)	(1,595,777)
Proceeds from sales of other investments	64,290	431,819	264,364
Proceeds from maturities of other investments	750,000	85	13,673
Purchases of other investments	(325,493)	(902,090)	(369,361)
Net change in federal funds sold and securities purchased under resale agreements	(5,346,468)	—	—
Proceeds from sales of LHFI (2)	3,332,062	3,489,035	2,583,563
Proceeds from the sales of equity method investments	8,100	—	—
Distributions from equity method investments	9,279	8,053	4,539
Contributions to equity method and other investments	(183,352)	(135,298)	(228,275)
Proceeds from settlements of BOLI policies	26,799	11,023	34,941
Purchases of LHFI	(1,486,001)	(77,136)	(897,907)
Net change in loans other than purchases and sales	(1,878,798)	(3,751,019)	(10,184,035)
Purchases and originations of operating leases	(7,694,192)	(6,860,838)	(8,597,560)
Proceeds from the sale and termination of operating leases	6,944,112	4,273,115	3,502,677
Manufacturer and dealer incentives received/(paid)	(55,799)	433,062	794,237
Proceeds from sales of real estate owned and premises and equipment	32,905	49,981	68,491
Purchases of premises and equipment	(233,640)	(195,807)	(216,810)
Net cash paid for branch disposition	—	—	(329,328)
Upfront fee paid to FCA	—	—	(60,000)
NET CASH USED IN INVESTING ACTIVITIES	(7,642,011)	(1,549,253)	(17,242,333)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	6,294,465	7,977,001	6,286,153
Net change in short-term borrowings	(158,385)	(36,672)	191,931
Net proceeds from long-term borrowings	28,056,693	42,867,377	48,043,664
Repayments of long-term borrowings	(32,280,005)	(41,537,581)	(44,522,618)
Proceeds from FHLB advances (with terms greater than 3 months)	—	2,500,000	4,435,000
Repayments of FHLB advances (with terms greater than 3 months)	(900,000)	(8,135,882)	(2,500,000)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	5,258,875	—	—
Net change in advance payments by borrowers for taxes and insurance	(1,622)	(9,206)	(7,308)
Dividends paid on common stock	—	(125,000)	(400,000)
Dividends paid to NCI	(66,525)	(50,546)	(85,160)
Stock repurchase attributable to NCI	(9,474)	(771,471)	(337,994)
Proceeds from the issuance of common stock	1,215	723	4,529
Capital contribution from shareholder	—	—	88,927
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	6,195,237	2,678,743	11,197,124

NET INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	7,092,494	6,398,489	803,948
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	17,924,741	11,526,252	10,722,304
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$25,017,235	$17,924,741	$11,526,252

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$240,413	$(60,703)	$35,355
Interest paid	1,129,445	1,689,643	2,210,838

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	(31,121)	(41,398)	(1,423)
Loans transferred from/(to) LHFI (from)/to LHFS, net	183,601	3,009,343	2,727,067
Unsettled purchases of investment securities	37,589	113,537	3,108
Adoption of lease accounting standard:
ROU assets	—	—	664,057
Accrued expenses and payables	—	—	705,650
(1) Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the year ended December 31, 2021.
(2) Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the year ended December 31, 2021.
(3) The years ended December 31, 2021, 2020 and 2019 include cash and cash equivalents balances of $19.3 billion, $12.6 billion and $7.6 billion, respectively, and restricted cash balances of $5.7 billion, $5.3 billion and $3.9 billion, respectively.

See accompanying notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; SFS, a consumer credit institution headquartered in Puerto Rico; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

As of December 31, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. Refer below for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's outstanding shares.

Acquisitions and Divestitures

Acquisition of Credit Agricole Miami Wealth Management Business

In May 2021, BSI closed an agreement with Crédit Agricole Corporate and Investment Bank, S.A. to take over management of $3.1 billion in global wealth management client assets and liabilities for consideration of $189 million. The Company has recorded assets acquired of $566 million (including loans of $528 million and definite-lived intangible assets of approximately $38 million) and liabilities assumed, comprised of deposits of $377 million, at fair value. Intangible assets will be amortized over the estimated useful life of six years.

Agreement to Acquire Pierpont Capital Holdings LLC

In July 2021, SHUSA announced that it had reached an agreement to acquire PCH, parent company of Amherst Pierpont Securities, a market-leading independent fixed-income broker dealer, for a total consideration of approximately $450 million. PCH has a net book value of approximately $300 million. Amherst Pierpont Securities has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong. The transaction is expected to close subject to regulatory approvals and customary closing conditions.

Acquisition of SC Shares

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time, SHUSA acquired the remaining 19.8% noncontrolling interest in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA.

Divestiture of SBC

On September 1, 2020 the Company sold its investment in SBC, a financial holding company headquartered in Puerto Rico that offered a full range of financial services through its wholly-owned banking subsidiary, BSPR.

Core Business

SBNA’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, residential mortgage loans, home equity lines of credit, and auto and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, fair value measurements, expected end-of-term lease residual values, and goodwill. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

Recently Adopted Accounting Standards

Since January 1, 2021, the Company has not adopted any new accounting standards that had a material impact on the Company’s financial position or results of operations.

Accounting Standards adopted January 1, 2020

Effective January 1, 2020, the Company adopted Topic 326 Financial Instruments - Credit Losses, resulting in an increase in the ACL of approximately $2.5 billion, a decrease in stockholder's equity of approximately $1.8 billion and a net decrease in deferred tax liabilities of approximately $0.7 billion at January 1, 2020.

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

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash, amounts due from depository institutions, interest-bearing deposits in other banks, and federal funds sold. Cash and cash equivalents have original maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. The Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

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

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge offs, amortization of premium and accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain US government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at amortized cost plus or minus any unrealized gains or losses recorded in AOCI. The unrealized gain or loss at the date of transfer is amortized over the remaining lives of the securities. Any reserve for credit losses on investments recorded while the security was classified as AFS will be reversed through provision expense in non-interest income. Thereafter, the allowance will be recorded through provision expense using the HTM valuation reserve.

Debt securities expected to be held for an indefinite period of time are classified as AFS and recorded on the balance sheet at fair value. If the fair value of an AFS debt security declines below its amortized cost basis and the Company does not have the intention or requirement to sell the security before it recovers its amortized cost basis, declines due to credit factors will be recorded in earnings through a reserve for credit losses on investments, and declines due to non-credit factors will be recorded in AOCI, net of taxes. Subsequent to recognition of a credit loss, improvements to the expectation of collectability will be reversed through the allowance. If the Company has the intention or requirement to sell the security, the Company will record its fair value changes in earnings as a direct write down to the security. Increases in fair value above amortized cost basis are recorded in AOCI, net of taxes.

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

The Company does not measure an ACL for accrued interest, and instead writes off uncollectible accrued interest balances in a timely manner. The Company places securities on nonaccrual and reverses any uncollectible accrued interest when the full and timely collection of interest or principal becomes uncertain, but no later than at 90 days delinquent.

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

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amounts at which the securities will be subsequently sold or repurchased. These agreements are generally carried at the amount of cash collateral advanced or received plus accrued interest. Where appropriate under applicable accounting guidance, Securities Financing Activities with the same counterparty are reported on a net basis.

Securities transferred to counterparties under repurchase agreements and securities lending transactions continue to be recognized on the Condensed Consolidated Balance Sheets, are measured at fair value, and are included in Investment securities AFS on the Company’s Condensed Consolidated Balance Sheets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Condensed Consolidated Balance Sheets unless the counterparty defaults. The securities transferred under Securities Financing Activities typically are U.S. Treasury and agency securities or residential agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. The Company may be exposed to counterparty risk, with such risk managed by performing assessments independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in cash being obtained or refunded to counterparties to maintain specified collateral levels. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

LHFI

LHFI include commercial and consumer loans (including RICs) originated by the Company as well as loans acquired by the Company, which the Company intends to hold for the foreseeable future or until maturity. RICs include nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount from the contractual principal amount. RICs also include receivables originated through a direct lending program and loan portfolios purchased from other lenders.

Originated LHFI

Originated LHFI are reported net of cumulative charge offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments. Our estimated weighted average prepayment rates ranged from 11.1% to 16.1% at December 31, 2021 and 9.8% to 16.2% at December 31, 2020.

The Company’s LHFI are carried at amortized cost, net of the ALLL. When a RIC is originated, certain cost basis adjustments (the net discounts) to the principal balance of the loan are recognized in accordance with the accounting guidance for loan origination fees and costs. These cost basis adjustments generally include the following:

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

Collateral is generally required for originated loans. For commercial loans, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by guarantees. CRE loans are secured by real estate at specified LTV ratios and often by a guarantee. The Company purchases residential mortgage loans and home equity loans and lines that are secured by the underlying 1-4 family residential properties. RICs and auto loans are secured by the underlying vehicles.

See LHFS subsection below for accounting treatment when an HFI loan is re-designated as LHFS.

Purchased LHFI

Purchased loans are generally loans acquired in a bulk purchase or a business combination. RICs acquired directly from a dealer are considered to be originated loans, not purchased loans.

Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination are considered purchased credit deteriorated (PCD) loans. PCD loans require the recognition of an ACL at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the FVO at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under the FVO.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Purchase discounts and premiums on purchased loans that are deemed performing are accreted over the remaining expected lives of the loans, generally using the retrospective effective interest method, which considers the impact of estimated prepayments that is updated on a quarterly basis. The purchase discount on personal unsecured loans (given their revolving nature) are amortized on a straight-line basis.

For loans under the FVO, the Company recognizes the fair value adjustments as part of other non-interest income in the Company’s Consolidated Statements of Operations. Generally, the Company does not recognize interest income on non-accrual loans under the FVO. For certain loans which the Company has elected to account for at fair value that are not considered non-accrual, the Company recognizes interest income separately from the total fair value adjustment.

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

The above expected credit loss components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The weighting of these scenarios is governed and approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDRs and individually assessed loans, and the non-DCF approach for other loans.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Qualitative Reserves

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains qualitative reserves as a component of the ACL to recognize the existence of these exposures. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in deriving the quantitative component of the allowance, as well as potential variability in estimates.

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

The qualitative adjustments are also established in consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of our loan portfolios, trends in delinquency and collateral values, and concentration risk. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance when necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company's reserves are principally based on various models subject to the Company's model risk management framework. New models are approved by the Company's Model Risk Management Committee. Models, inputs and documentation are further reviewed and validated periodically, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee.

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

The Company generally places commercial loans on non-accrual status when they become 90 days or more delinquent. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, cash payments received from the borrower are generally applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when, based on the Company’s judgment, the borrower’s ability to make the required principal and interest payments has resumed and collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they return to accrual status, while interest income that was previously recorded as a reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan. Collateral dependent loans are generally not returned to accrual status. Refer to the TDRs section below for discussion related to TDR loans placed on non-accrual status.

Consumer loans (excluding RICs and auto loans) are placed on nonaccrual status when they meet certain delinquency thresholds, or sooner if collectability of the amortized cost basis is in doubt. Residential mortgages, home equity loans and lines and unsecured loans are generally placed on nonaccrual status at 90 days delinquent, and returned to accrual status when they become current.

Credit cards continue to accrue interest until they become 180 days delinquent, at which point they are charged-off.

For RICs and auto loans, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes more than 60 days delinquent, (i.e. 61 or more DPD) and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The Company considers RICs and auto loans delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

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

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days delinquent, and other loans (closed-end) are charged-off when they become 120 days delinquent. RICs and auto loans are charged-off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. For RICs and auto loans, a net charge off represents the difference between the estimated net sales proceeds and the Company's amortized cost basis of the related contract. Revolving personal unsecured loans are charged off when they become 180 days delinquent. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

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

Short-term modifications are generally not classified as TDRs. In response to the 2020 COVID-19 pandemic, the Company implemented loan modification programs to assist borrowers impacted by the pandemic. Under these programs, payment deferrals of up to six months to borrowers who were performing prior to the modification are considered short term modifications and are not classified as TDRs. Additionally, certain consumer loans that are granted deferrals beyond 180 days are not classified as TDRs if they comply with the requirements of the CARES Act. During 2021 the Company reverted to its pre-pandemic TDR programs.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Interest income on the Company’s LHFS is recognized when earned based on their respective contractual rates in Interest income on loans in the Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days delinquent.

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

Lease payments due from operating lease customers are recorded as income within Lease income in the Company’s Consolidated Statements of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under its Subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease.

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

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2021, 2020, or 2019.

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

The Company's intangible assets consist of assets purchased or acquired through business combinations, including customer relationships and dealer networks. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

MSRs

The Company has elected to measure its residential MSRs at fair value to be consistent with the risk management strategy to hedge changes in the fair value of these assets.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See Note 12 to these Consolidated Financial Statements for detail on MSRs.

BOLI

BOLI represents the cash surrender value of life insurance policies for certain current and former employees who have provided positive consent to allow SBNA to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties, vehicles, and other assets acquired by, or in lieu of, foreclosure or repossession in partial or total satisfaction of NPLs, including RICs and leases. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the asset's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the asset minus estimated costs to sell are charged to the ALLL at the initial measurement date. Subsequent to the acquisition date, OREO and repossessed assets are carried at the lower of cost or estimated fair value, net of estimated cost to sell. Any declines in the fair value of OREO and repossessed assets below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of OREO and repossessed assets net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the assets are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. The Company generally begins vehicle repossession activity once a customer's account becomes 60 days delinquent. The customer has an opportunity to redeem the repossessed vehicle by paying all outstanding balances, including finance changes and fees. Any vehicles not redeemed are sold at auction. OREO and other repossessed assets are recorded within Other assets on the Consolidated Balance Sheets.

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

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the change (due to the hedged risk) in the fair value of the related hedged asset, liability or firm commitment in the corresponding income or expense line in the Consolidated Statements of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheets as an asset or liability, with a corresponding charge or credit for the change in the fair value of the derivative, net of tax, recorded in AOCI within stockholder's equity in the accompanying Consolidated Balance Sheets. Amounts are reclassified from AOCI to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in AOCI and reclassifies it into interest expense as the hedged cash flows occur, unless it becomes probable that the hedged cash flows will not occur.

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

A valuation allowance is established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Guarantees

Certain financial instruments of the Company meet the definition of a guarantee. They generally require the Company to perform and make future payments in the event specified triggering events or conditions were to occur over the term of the guarantee. The Company recognizes a liability at inception at the greater of the fair value of the guarantee or the Company's estimate of the contingent liability arising from the guarantee. Subsequent to initial recognition, the liability is adjusted based on the passage of time to perform under the guarantee and the changes to the probabilities of the occurrence of the specified triggering events or conditions that would require the Company to perform on the guarantee.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Fair Value Measurements

The Company estimates the fair value of certain assets and liabilities for both measurement and disclosure purposes. The Company values assets and liabilities based on the principal market in which each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. The fair value of a financial asset is measured on a stand-alone basis and cannot be measured as a group, with the exception of certain financial instruments held and managed on a net portfolio basis. In measuring the fair value of a nonfinancial asset, the Company assumes the highest and best use of the asset by a market participant, not just the intended use, to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty's credit quality.

When measuring the fair value of a liability, the Company assumes that the transfer will not affect the nonperformance risk associated with the liability. The Company considers the effect of the credit risk on the fair value for any period in which fair value is measured.

There are three valuation approaches for measuring fair value: the market approach, the income approach and the cost approach. When selecting the appropriate technique for valuing a particular asset or liability the Company considers the exit market for the asset or liability, the nature of the asset or liability being measured, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment.

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

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2021 through the issuance of these Consolidated Financial Statements. Refer to disclosure of these transactions above and in Note 10 to these Consolidated Financial Statements as of December 31, 2021.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$72,860	$758	$—	$73,618	$168,075	$2,578	$—	$170,653
Corporate debt securities	275,963	140	(96)	276,007	155,610	114	(9)	155,715
ABS	537,835	353	(466)	537,722	109,888	686	(1,236)	109,338
State and municipal securities	—	—	—	—	—	—	—	—
MBS:
GNMA - Residential	4,064,718	21,169	(19,692)	4,066,195	3,467,611	69,864	(1,350)	3,536,125
GNMA - Commercial	2,086,437	2,060	(55,658)	2,032,839	1,706,648	26,949	(235)	1,733,362
FHLMC and FNMA - Residential	4,267,757	14,616	(62,732)	4,219,641	5,464,821	77,813	(4,351)	5,538,283
FHLMC and FNMA - Commercial	104,383	3,591	(59)	107,915	63,732	6,283	(2)	70,013
Total investments in debt securities AFS	$11,409,953	$42,687	$(138,703)	$11,313,937	$11,136,385	$184,287	$(7,183)	$11,313,489

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2021				December 31, 2020
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$89,722	$319	$—	$90,041	$44,841	$765	$—	$45,606
MBS:
GNMA - Residential	2,862,595	13,412	(45,102)	2,830,905	1,966,247	51,417	(1,819)	2,015,845
GNMA - Commercial	3,750,154	25,524	(67,418)	3,708,260	3,493,597	124,429	(1,548)	3,616,478
Total investments in debt securities HTM	$6,702,471	$39,255	$(112,520)	$6,629,206	$5,504,685	$176,611	$(3,367)	$5,677,929

As of December 31, 2021 and December 31, 2020, the Company had investment securities with an estimated carrying value of $5.3 billion and $3.5 billion, respectively, pledged as collateral, which were comprised of the following: $1.6 billion and $754.1 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.2 billion and $2.2 billion, respectively, were pledged to secure public fund deposits; $72.6 million and $103.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $403.8 million and $388.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 13 to these Consolidated Financial Statements.

At December 31, 2021 and December 31, 2020, the Company had $26.9 million and $34.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2021 or December 31, 2020.

There were no transfers of securities between AFS and HTM during the periods ended December 31, 2021 or December 31, 2020.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2021 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasuries	$50,651	$22,967	$—	$—	$73,618	2.12%
Corporate debt securities	175,855	100,152	—	—	276,007	0.65%
ABS	—	3,704	63,792	470,226	537,722	1.33%
MBS:
GNMA - Residential	—	13	50,104	4,016,078	4,066,195	0.82%
GNMA - Commercial	—	—	—	2,032,839	2,032,839	1.71%
FHLMC and FNMA - Residential	91	40,347	145,039	4,034,164	4,219,641	1.22%
FHLMC and FNMA - Commercial	—	14,883	79,238	13,794	107,915	1.82%
Total fair value	$226,597	$182,066	$338,173	$10,567,101	$11,313,937	1.17%
Weighted Average Yield	1.19%	1.17%	1.61%	1.15%	1.17%
Total amortized cost	$226,285	$179,386	$331,955	$10,672,327	$11,409,953

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2021 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
ABS	$—	$43,718	$46,323	$—	$90,041	1.37%
MBS:
GNMA - Residential	—	—	—	2,830,905	2,830,905	1.42%
GNMA - Commercial	—	—	—	3,708,260	3,708,260	2.00%
Total fair value	$—	$43,718	$46,323	$6,539,165	$6,629,206	1.74%
Weighted average yield	—%	1.00%	1.72%	1.75%	1.74%
Total amortized cost	$—	$43,654	$46,068	$6,612,749	$6,702,471
Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of December 31, 2021 and December 31, 2020 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$173,255	$(96)	$—	$—	$98,800	$(9)	$—	$—
ABS	389,743	(205)	16,265	(261)	—	—	49,033	(1,236)
MBS:
GNMA - Residential	2,283,469	(19,068)	96,339	(624)	347,821	(1,334)	8,875	(16)
GNMA - Commercial	1,795,619	(51,908)	89,640	(3,750)	103,891	(235)	—	—
FHLMC and FNMA - Residential	3,315,452	(61,103)	109,769	(1,629)	1,040,474	(4,165)	22,749	(186)
FHLMC and FNMA - Commercial	45,641	(59)	—	—	—	—	420	(2)
Total investments in debt securities AFS	$8,003,179	$(132,439)	$312,013	$(6,264)	$1,590,986	$(5,743)	$81,077	$(1,440)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of December 31, 2021 and December 31, 2020 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	December 31, 2021				December 31, 2020
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
MBS:
GNMA - Residential	$2,051,851	$(42,284)	$81,034	$(2,818)	$212,471	$(1,819)	$—	$—
GNMA - Commercial	2,515,603	(61,377)	124,655	(6,041)	155,263	(1,548)	—	—
Total investments in debt securities HTM	$4,567,454	$(103,661)	$205,689	$(8,859)	$367,734	$(3,367)	$—	$—

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at December 31, 2021 or December 31, 2020. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Proceeds from the sales of AFS securities	$1,326,299	$2,665,593	$1,423,579

Gross realized gains	$18,267	$32,915	$9,496
Gross realized losses	(3,786)	(1,618)	(3,680)
Net realized gains/(losses) (1)	$14,481	$31,297	$5,816
(1)    Includes net realized gain/(losses) on trading securities of $(1.5) million, $(1.4) million, and $(0.8) million for the years ended December 31, 2021, 2020, and 2019 respectively.

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	December 31, 2021	December 31, 2020
FHLB of Pittsburgh and FRB stock	$394,668	$435,330
LIHTC investments	370,493	313,603
Equity securities not held for trading (1)	45,186	14,494
Interest-bearing deposits with an affiliate bank	250,000	750,000
Trading securities	35,791	40,435
Total	$1,096,138	$1,553,862
(1)    Includes $3.0 million and $1.4 million of equity certificates related to an off-balance sheet securitization as of December 31, 2021 and December 31, 2020, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2021, the Company purchased $4.8 million of FHLB stock at par, respectively, and redeemed $44.8 million of FHLB stock at par. The Company redeemed $0.7 million of FRB stock at par during the year ended December 31, 2021. The Company did not purchase any FRB stock during the year ended December 31, 2021. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of December 31, 2021, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $43.2 billion at December 31, 2021 and $52.0 billion at December 31, 2020.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2021 was $255.0 million, compared to $2.2 billion at December 31, 2020. For a discussion on the valuation of LHFS at fair value, see Note 15 to these Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $166.8 million as of December 31, 2021 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2021 and December 31, 2020, accrued interest receivable on the Company's loans was $453.0 million and $589.2 million, respectively.

During the years ended December 31, 2021 and 2020, SC originated $14.0 billion and $14.2 billion, respectively, in Stellantis loans (including through the SBNA originations program), which represented 52% and 60%, respectively, of the UPB of SC's total RIC originations (including the SBNA originations program).

Purchased receivables

During the year ended December 31, 2021, SBNA approved and completed purchases of performing personal unsecured loans with a UPB of approximately $832.8 million.

During the year ended December 31, 2021, SC purchased financial receivables from third party lenders for $67 million. The UPB of these loans as of the acquisition date was $112 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Sales of receivables

During the first quarter of 2021, SC completed the sale of $1.3 billion in UPB of its Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem through April 2024. Prior to the sale, these loans were classified as LHFS.

During the second quarter of 2021, SFS sold the majority of its commercial and consumer loan and REO HFS portfolios to third parties at their approximate fair values with no material gain or loss. In addition, during the second quarter of 2021, SC sold RICs with a UPB of approximately $310 million to a third party.

During the year ended December 31, 2021, SC sold RICs with a UPB of approximately $3.4 billion to third-parties in three separate transactions. Two of these transactions were accounted for as off-balance sheet securitizations.

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,227,003	7.8%	$7,327,853	8.0%
C&I loans	14,710,864	16.0%	16,537,899	17.9%
Multifamily loans	7,547,382	8.2%	8,367,147	9.1%
Other commercial(2)(4)	8,170,031	8.9%	7,455,504	8.1%
Total commercial LHFI	37,655,280	40.9%	39,688,403	43.1%
Consumer loans secured by real estate:
Residential mortgages	5,598,560	6.1%	6,590,168	7.2%
Home equity loans and lines of credit	3,487,234	3.8%	4,108,505	4.5%
Total consumer loans secured by real estate	9,085,794	9.9%	10,698,673	11.7%
Consumer loans not secured by real estate:
RICs and auto loans	43,183,098	46.9%	40,698,642	44.1%
Personal unsecured loans	2,009,654	2.2%	824,430	0.9%
Other consumer(3)	141,986	0.1%	223,034	0.2%
Total consumer loans	54,420,532	59.1%	52,444,779	56.9%
Total LHFI(1)	$92,075,812	100.0%	$92,133,182	100.0%
Total LHFI:
Fixed rate	$64,774,941	70.3%	$64,036,154	69.5%
Variable rate	27,300,871	29.7%	28,097,028	30.5%
Total LHFI(1)	$92,075,812	100.0%	$92,133,182	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $2.9 billion and $3.1 billion as of December 31, 2021 and December 31, 2020, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $128.8 million for which a fair value hedge is recorded resulting in a fair value adjustment of $1.3 million.

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

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RICs and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts.

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the years ended December 31, 2021 and 2020 was as follows:

	Year Ended December 31, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(115,937)	(49,051)	(164,988)
Charge-offs	(142,630)	(2,868,769)	(3,011,399)
Recoveries	73,681	2,225,623	2,299,304
Charge-offs, net of recoveries	(68,949)	(643,146)	(712,095)
ALLL, end of period	$567,310	$5,894,100	$6,461,410

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(27,938)	(14,423)	(42,361)
Reserve for unfunded lending commitments, end of period	91,191	12,903	104,094
Total ACL, end of period	$658,501	$5,907,003	$6,565,504

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,919	2,383,711	(46,748)	2,535,882
Credit loss expense / (benefit)	298,780	2,525,185	—	2,823,965
Charge-offs	(180,726)	(3,589,539)	—	(3,770,265)
Recoveries	35,394	2,067,328	—	2,102,722
Charge-offs, net of recoveries	(145,332)	(1,522,211)	—	(1,667,543)
ALLL, end of period	$752,196	$6,586,297	$—	$7,338,493

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense / (benefit) on unfunded lending commitments	23,114	21,104	—	44,218
Reserve for unfunded lending commitments, end of period	119,129	27,326	—	146,455
Total ACL, end of period	$871,325	$6,613,623	$—	$7,484,948

	Year Ended December 31, 2019
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$441,083	$3,409,024	$47,023	$3,897,130
Credit loss expense on loans	89,962	2,200,870	—	2,290,832
Charge-offs	(185,035)	(5,364,673)	(275)	(5,549,983)
Recoveries	53,819	2,954,391	—	3,008,210
Charge-offs, net of recoveries	(131,216)	(2,410,282)	(275)	(2,541,773)
ALLL, end of period	$399,829	$3,199,612	$46,748	$3,646,189

Reserve for unfunded lending commitments, beginning of period	$89,472	$6,028	$—	$95,500
Release of unfunded lending commitments	1,321	(136)	—	1,185
Loss on unfunded lending commitments	(4,859)	—	—	(4,859)
Reserve for unfunded lending commitments, end of period	85,934	5,892	—	91,826
Total ACL end of period	$485,763	$3,205,504	$46,748	$3,738,015

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company estimates CECL based on prospective information as well as account-level models based on historical data. Unemployment, HPI, CRE price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period (the PD) and the loss in the event of default (the LGD). GDP is also a key input used in the models for the prediction of the likelihood that a borrower will default.

The Company has determined the reasonable and supportable period to be three years, at which time the economic forecasts generally tend to revert to historical averages. The Company also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk..

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility.

The Company's allowance for loan losses decreased by $877.1 million from December 31, 2020, primarily due to an improved macroeconomic outlook as well as improved credit quality and performance.

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Non-accrual loans:
Commercial:
CRE	$31,752	$106,751	$24,112	$84,816
C&I	69,754	107,053	35,965	60,029
Multifamily	103,299	72,392	103,138	65,936
Other commercial	9,036	20,019	5,472	3,778
Total commercial loans	213,841	306,215	168,687	214,559
Consumer:
Residential mortgages	123,548	160,172	71,463	98,308
Home equity loans and lines of credit	88,310	91,606	39,693	32,130
RICs and auto loans	1,467,928	1,174,317	202,193	191,370
Personal unsecured loans	2,892	—	—	—
Other consumer	1,047	6,325	16	34
Total consumer loans	1,683,725	1,432,420	313,365	321,842
Total non-accrual loans	1,897,566	1,738,635	482,052	536,401

OREO	3,724	29,799	—	—
Repossessed vehicles	247,757	204,653	—	—
Foreclosed and other repossessed assets	294	3,247	—	—
Total OREO and other repossessed assets	251,775	237,699	—	—
Total non-performing assets	$2,149,341	$1,976,334	$482,052	$536,401
(1) Interest income recognized on nonaccrual loans was $106.9 million and $108.5 million for the years ended December 31, 2021, and December 31, 2020 respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE	$4,287	$8,775	$13,062	$7,213,941	$7,227,003	$—
C&I(1)	31,475	19,862	51,337	14,747,739	14,799,076	—
Multifamily	336	2,574	2,910	7,544,472	7,547,382	—
Other commercial	77,842	2,674	80,516	8,089,515	8,170,031	—
Consumer:
Residential mortgages(2)	83,626	89,403	173,029	5,592,342	5,765,371	—
Home equity loans and lines of credit	22,871	63,306	86,177	3,401,057	3,487,234	—
RICs and auto loans	3,535,402	324,150	3,859,552	39,323,546	43,183,098	—
Personal unsecured loans	10,361	5,206	15,567	1,994,087	2,009,654	2,314
Other consumer	3,493	564	4,057	137,929	141,986	—
Total	$3,769,693	$516,514	$4,286,207	$88,044,628	$92,330,835	$2,314
(1) C&I loans includes $88.2 million of LHFS at December 31, 2021.
(2) Residential mortgages includes $166.8 million of LHFS at December 31, 2021.

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
(6) Other Commercial loans includes $332.0 thousand of LHFS at December 31, 2020.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2021	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2021(3)	2020	2019	2018	2017	Prior	Total (4)
CRE
Pass	$986,225	$1,283,784	$1,308,729	$918,097	$446,715	$1,512,165	$6,455,715
Special mention	—	9,490	26,892	118,103	117,703	35,135	307,323
Substandard	20,291	11,896	131,169	138,652	42,965	118,992	463,965
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$1,006,516	$1,305,170	$1,466,790	$1,174,852	$607,383	$1,666,292	$7,227,003
C&I
Pass	$3,828,736	$3,213,214	$2,179,598	$1,179,065	$574,141	$2,042,111	$13,016,865
Special mention	11,003	32,268	154,820	31,026	25,176	98,964	353,257
Substandard	62,742	62,305	11,859	50,384	47,020	197,121	431,431
Doubtful	—	—	—	—	—	—	—
N/A(2)	511,609	258,315	176,542	39,942	5,959	5,156	997,523
Total C&I	$4,414,090	$3,566,102	$2,522,819	$1,300,417	$652,296	$2,343,352	$14,799,076
Multifamily
Pass	$1,575,287	$740,684	$1,522,367	$820,900	$729,510	$905,967	$6,294,715
Special mention	4,850	—	101,375	71,031	15,125	35,449	227,830
Substandard	3,981	83,994	233,045	345,510	135,289	223,018	1,024,837
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$1,584,118	$824,678	$1,856,787	$1,237,441	$879,924	$1,164,434	$7,547,382
Remaining commercial
Pass	$3,753,502	$1,864,509	$952,428	$446,979	$260,112	$858,640	$8,136,170
Special mention	2,959	—	3,007	5,169	625	1,741	13,501
Substandard	287	569	7,196	2,214	1,786	8,308	20,360
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$3,756,748	$1,865,078	$962,631	$454,362	$262,523	$868,689	$8,170,031
Total Commercial loans
Pass	$10,143,750	$7,102,191	$5,963,122	$3,365,041	$2,010,478	$5,318,883	$33,903,465
Special mention	18,812	41,758	286,094	225,329	158,629	171,289	901,911
Substandard	87,301	158,764	383,269	536,760	227,060	547,439	1,940,593
Doubtful	—	—	—	—	—	—	—
N/A(2)	511,609	258,315	176,542	39,942	5,959	5,156	997,523
Total commercial loans	$10,761,472	$7,561,028	$6,809,027	$4,167,072	$2,402,126	$6,042,767	$37,743,492
(1)Includes $88.2 million of LHFS at December 31, 2021.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year-to-date ended December 31, 2021.
(4)Includes $362.7 million revolving loans converted to term loans.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2020	Commercial Loan Portfolio (1)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2020(3)	2019	2018	2017	2016	Prior	Total (4)
CRE
Pass	$722,210	$1,424,392	$1,656,560	$816,607	$542,979	$1,536,812	$6,699,560
Special mention	28,876	15,480	81,167	43,368	79,555	83,751	332,197
Substandard	8,259	16,609	29,761	33,833	45,936	189,716	324,114
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$759,345	$1,456,481	$1,767,488	$893,808	$668,470	$1,810,279	$7,355,871
C&I
Pass	$4,661,409	$3,365,828	$2,798,209	$868,373	$585,083	$2,305,305	$14,584,207
Special mention	11,000	136,413	134,388	49,601	99,042	254,102	684,546
Substandard	60,034	15,309	173,900	59,814	84,642	213,908	607,607
Doubtful	3,153	145	80	1,616	1,282	11,226	17,502
N/A(2)	411,319	294,652	75,091	15,101	15,388	54,835	866,386
Total C&I	$5,146,915	$3,812,347	$3,181,668	$994,505	$785,437	$2,839,376	$16,760,248
Multifamily
Pass	$880,199	$1,938,271	$1,361,178	$1,198,819	$503,267	$1,365,066	$7,246,800
Special mention	—	39,433	147,872	110,906	31,348	59,072	388,631
Substandard	5,355	104,945	203,437	148,251	49,445	224,038	735,471
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$885,554	$2,082,649	$1,712,487	$1,457,976	$584,060	$1,648,176	$8,370,902
Remaining commercial
Pass	$3,530,625	$1,416,704	$766,454	$443,244	$199,297	$1,038,584	$7,394,908
Special mention	53	11,096	11,271	105	83	8,102	30,710
Substandard	2,115	3,974	4,181	4,246	5,983	9,160	29,659
Doubtful	351	—	99	—	101	8	559
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$3,533,144	$1,431,774	$782,005	$447,595	$205,464	$1,055,854	$7,455,836
Total Commercial loans
Pass	$9,794,443	$8,145,195	$6,582,401	$3,327,043	$1,830,626	$6,245,767	$35,925,475
Special mention	39,929	202,422	374,698	203,980	210,028	405,027	1,436,084
Substandard	75,763	140,837	411,279	246,144	186,006	636,822	1,696,851
Doubtful	3,504	145	179	1,616	1,383	11,234	18,061
N/A(2)	411,319	294,652	75,091	15,101	15,388	54,835	866,386
Total commercial loans	$10,324,958	$8,783,251	$7,443,648	$3,793,884	$2,243,431	$7,353,685	$39,942,857
(1)Includes $254.5 million of LHFS at December 31, 2020.
(2)Consists of loans that have not been assigned a regulatory rating.
(3)Loans originated during the year ended December 31, 2020.
(4)Includes $599.5 million revolving loans converted to term loans.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of December 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(2)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(1)	$1,427,962	$733,752	$449,965	$244,829	$201,129	$108,766	$3,166,403	7.4%
<600	7,410,017	3,768,302	2,574,070	1,488,371	580,881	515,318	16,336,959	37.8%
600-639	3,574,644	1,585,530	1,056,397	537,222	165,318	141,316	7,060,427	16.3%
>=640	8,793,804	4,169,473	2,681,160	718,312	122,569	133,991	16,619,309	38.5%
Total	$21,206,427	$10,257,057	$6,761,592	$2,988,734	$1,069,897	$899,391	$43,183,098	100.0%
(1)    Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(2)     Loans originated during the year-to-date ended December 31, 2021.
(3)    Excludes LHFS.

As of December 31, 2020	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2020(2)	2019	2018	2017	2016	Prior	Total	Percent
No FICO(1)	$1,326,026	$839,412	$450,539	$484,975	$230,382	$142,746	$3,474,080	8.5%
<600	6,056,260	4,373,991	2,648,215	1,126,742	685,830	634,480	15,525,518	38.2%
600-639	2,782,566	1,912,731	1,001,985	335,111	229,690	173,501	6,435,584	15.8%
>=640	8,427,478	4,832,173	1,382,133	264,635	200,430	156,611	15,263,460	37.5%
Total	$18,592,330	$11,958,307	$5,482,872	$2,211,463	$1,346,332	$1,107,338	$40,698,642	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2021	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Grand Total
N/A(2)
LTV <= 70%	$—	$714	$—	$—	$486	$2,556	$3,756
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	11,604	906	677	337	469	2,551	16,544
<600
LTV <= 70%	$473	$3,071	$6,423	$10,459	$15,692	$80,996	$117,114
70.01-80%	554	890	9,350	6,536	1,992	791	20,113
80.01-90%	1,107	758	122	—	194	323	2,504
90.01-100%	222	—	—	—	—	—	222
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	1,199	1,199
LTV - N/A(2)	—	—	—	—	—	—	—
600-639
LTV <= 70%	$874	$7,579	$16,259	$5,273	$11,251	$65,491	$106,727
70.01-80%	1,597	3,333	7,608	3,120	1,037	605	17,300
80.01-90%	874	2,668	249	—	—	686	4,477
90.01-100%	2,904	—	—	—	—	651	3,555
100.01-110%	—	—	—	—	—	29	29
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	—	—	—	—	—	26	26
640-679
LTV <= 70%	$11,217	$17,410	$17,973	$21,395	$26,162	$124,216	$218,373
70.01-80%	2,695	4,563	19,042	7,315	833	617	35,065
80.01-90%	4,623	4,128	838	—	—	280	9,869
90.01-100%	5,978	—	—	—	—	55	6,033
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	120	120
LTV - N/A(2)	—	—	—	—	—	11	11
680-719
LTV <= 70%	$53,618	$50,541	$63,067	$33,964	$58,213	$207,741	$467,144
70.01-80%	22,651	13,754	27,627	11,358	1,027	1,842	78,259
80.01-90%	15,135	9,830	—	—	—	818	25,783
90.01-100%	13,058	—	—	—	—	463	13,521
100.01-110%	—	—	—	—	—	271	271
LTV>110%	—	—	—	—	—	263	263
LTV - N/A(2)	—	—	—	—	—	24	24
720-759
LTV <= 70%	$151,630	$131,054	$95,045	$67,156	$87,133	$298,402	$830,420
70.01-80%	76,151	32,676	49,429	14,447	785	2,075	175,563
80.01-90%	22,071	19,657	—	—	—	113	41,841
90.01-100%	17,901	—	—	—	—	673	18,574
100.01-110%	—	—	—	—	—	71	71
LTV>110%	—	—	—	—	—	139	139
LTV - N/A(2)	—	—	—	—	—	123	123
>=760
LTV <= 70%	$529,277	$620,743	$318,336	$155,536	$298,619	$1,033,587	$2,956,098
70.01-80%	163,425	72,961	90,219	26,116	1,025	4,136	357,882
80.01-90%	22,504	23,897	448	—	557	432	47,838
90.01-100%	19,656	—	—	—	—	281	19,937
100.01-110%	—	—	—	—	—	490	490
LTV>110%	—	—	—	—	—	937	937
LTV - N/A(2)	—	—	—	—	—	345	345
Total - All FICO Bands
LTV <= 70%	$747,089	$831,112	$517,103	$293,783	$497,556	$1,812,989	$4,699,632
70.01-80%	267,073	128,177	203,275	68,892	6,699	10,066	684,182
80.01-90%	66,314	60,938	1,657	—	751	2,652	132,312
90.01-100%	59,719	—	—	—	—	2,123	61,842
100.01-110%	—	—	—	—	—	861	861
LTV>110%	—	—	—	—	—	2,658	2,658
LTV - N/A(2)	11,604	906	677	337	469	3,080	17,073
Grand Total	$1,151,799	$1,021,133	$722,712	$363,012	$505,475	$1,834,429	$5,598,560
(1) Excludes LHFS.
(2) Balances in the "N/A" range for LTV or FICO score primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Loans originated during the year-to-date ended December 31, 2021.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2021	Home Equity Loans and Lines of Credit(2)
(in thousands)	Amortized Cost by Origination Year
FICO Score	2021(4)	2020	2019	2018	2017	Prior	Total	Revolving
N/A(2)
LTV <= 70%	$376	$203	$293	$133	$349	$1,141	$2,495	$2,495
70.01-90%	—	—	—	—	—	—	—	—
90.01-110%	—	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—	—
LTV - N/A(2)	1,532	2,918	3,840	4,801	4,530	67,463	85,084	48,176
<600
LTV <= 70%	$124	$782	$3,491	$9,835	$11,918	$107,603	$133,753	$116,942
70.01-90%	22	—	279	300	45	2,223	2,869	2,779
90.01-110%	—	—	—	—	—	716	716	657
LTV>110%	—	—	—	—	—	1,059	1,059	1,035
LTV - N/A(2)	—	—	25	—	100	60	185	184
600-639
LTV <= 70%	$332	$1,764	$5,558	$10,950	$11,225	$91,711	$121,540	$111,806
70.01-90%	80	—	396	247	74	2,986	3,783	3,469
90.01-110%	—	—	—	—	—	1,520	1,520	1,347
LTV>110%	—	—	—	—	—	167	167	167
LTV - N/A(2)	—	—	—	—	15	520	535	535
640-679
LTV <= 70%	$1,955	$6,071	$16,141	$23,548	$21,145	$149,878	$218,738	$209,365
70.01-90%	898	582	815	692	26	6,977	9,990	8,433
90.01-110%	—	—	—	—	—	2,683	2,683	2,491
LTV>110%	66	—	—	—	—	584	650	650
LTV - N/A(2)	—	—	—	—	—	131	131	114
680-719
LTV <= 70%	$14,566	$28,722	$39,326	$55,143	$51,826	$259,309	$448,892	$437,913
70.01-90%	7,155	788	2,726	1,677	282	9,901	22,529	21,834
90.01-110%	48	—	—	—	—	3,824	3,872	3,600
LTV>110%	221	35	—	—	—	2,933	3,189	3,189
LTV - N/A(2)	—	—	—	—	—	156	156	156
720-759
LTV <= 70%	$29,419	$48,535	$58,649	$70,611	$80,215	$334,534	$621,963	$609,953
70.01-90%	11,448	2,044	2,939	1,752	287	12,044	30,514	29,561
90.01-110%	673	—	—	—	—	1,599	2,272	2,211
LTV>110%	493	—	—	—	—	2,539	3,032	2,967
LTV - N/A(2)	13	84	51	—	60	103	311	303
>=760
LTV <= 70%	$80,540	$144,947	$173,781	$208,180	$183,234	$900,607	$1,691,289	$1,657,725
70.01-90%	19,362	4,222	3,948	2,111	102	29,500	59,245	57,819
90.01-110%	797	498	47	3	—	6,180	7,525	6,758
LTV>110%	2,578	587	—	—	—	2,199	5,364	5,362
LTV - N/A(2)	306	—	7	108	103	659	1,183	1,183
Total - All FICO Bands
LTV <= 70%	$127,312	$231,024	$297,239	$378,400	$359,912	$1,844,783	$3,238,670	$3,146,199
LTV 70.01 - 90%	38,965	7,636	11,103	6,779	816	63,631	128,930	123,895
LTV 90.01 - 110%	1,518	498	47	3	—	16,522	18,588	17,064
LTV>110%	3,358	622	—	—	—	9,481	13,461	13,370
LTV - N/A(2)	1,851	3,002	3,923	4,909	4,808	69,092	87,585	50,651
Grand Total	$173,004	$242,782	$312,312	$390,091	$365,536	$2,003,509	$3,487,234	$3,351,179
(1) - (4) Refer to corresponding notes above.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2020	Residential Mortgages(1)(3)
(dollars in thousands)	Amortized Cost by Origination Year
FICO Score	2020(4)	2019	2018	2017	2016	Prior	Grand Total
N/A(2)
LTV <= 70%	$750	$—	$521	$500	$—	$3,148	$4,919
70.01-80%	—	—	—	—	—	—	—
80.01-90%	—	—	—	—	—	—	—
90.01-100%	—	—	—	—	—	—	—
100.01-110%	—	—	—	—	—	—	—
LTV>110%	—	—	—	—	—	—	—
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	4,410	120,200
<600
LTV <= 70%	$876	$3,988	$6,255	$13,646	$13,775	$109,076	$147,616
70.01-80%	1,053	5,235	4,603	7,707	3,406	2,832	24,836
80.01-90%	221	8,801	8,442	1,577	—	1,102	20,143
90.01-100%	292	2,792	—	—	219	690	3,993
100.01-110%	—	—	—	—	—	353	353
LTV>110%	—	—	—	—	—	1,445	1,445
LTV - N/A(2)	—	—	—	—	—	92	92
600-639
LTV <= 70%	$3,058	$3,923	$4,275	$11,593	$10,710	$81,496	$115,055
70.01-80%	1,585	4,839	3,901	5,300	2,040	2,935	20,600
80.01-90%	1,233	6,910	5,693	1,870	249	581	16,536
90.01-100%	2,321	2,364	—	—	—	193	4,878
100.01-110%	—	—	—	—	—	707	707
LTV>110%	—	—	—	—	—	333	333
LTV - N/A(2)	—	—	—	—	—	—	—
640-679
LTV <= 70%	$11,264	$21,946	$17,039	$24,447	$26,992	$124,559	$226,247
70.01-80%	12,585	18,756	8,079	7,117	1,377	2,426	50,340
80.01-90%	2,385	18,975	12,715	1,265	—	1,108	36,448
90.01-100%	7,256	4,501	—	—	—	573	12,330
100.01-110%	—	—	—	—	—	240	240
LTV>110%	—	—	—	—	—	432	432
LTV - N/A(2)	—	—	—	—	—	—	—
680-719
LTV <= 70%	$34,802	$49,625	$41,447	$56,362	$54,836	$196,173	$433,245
70.01-80%	38,582	37,546	20,202	18,615	5,047	4,556	124,548
80.01-90%	7,616	39,239	22,510	2,195	—	3,025	74,585
90.01-100%	29,050	8,147	—	—	—	526	37,723
100.01-110%	101	—	—	—	—	475	576
LTV>110%	—	—	—	—	—	802	802
LTV - N/A(2)	—	—	—	—	—	73	73
720-759
LTV <= 70%	$105,769	$89,140	$88,485	$145,301	$132,720	$285,308	$846,723
70.01-80%	81,595	62,488	29,767	25,421	8,163	5,334	212,768
80.01-90%	16,714	57,807	30,850	2,754	355	1,566	110,046
90.01-100%	37,846	12,066	—	—	—	563	50,475
100.01-110%	—	—	—	—	—	68	68
LTV>110%	—	—	—	—	—	206	206
LTV - N/A(2)	—	—	—	—	—	227	227
>=760
LTV <= 70%	$381,713	$335,559	$224,505	$456,792	$527,624	$1,066,295	$2,992,488
70.01-80%	221,896	227,139	71,681	48,411	17,893	8,473	595,493
80.01-90%	42,464	134,309	50,128	7,977	—	3,886	238,764
90.01-100%	37,279	21,057	—	—	74	1,419	59,829
100.01-110%	—	—	—	571	—	1,008	1,579
LTV>110%	—	—	—	—	92	1,734	1,826
LTV - N/A(2)	—	—	—	—	—	381	381
Total - All FICO Bands
LTV <= 70%	$538,232	$504,181	$382,527	$708,641	$766,657	$1,866,055	$4,766,293
70.01-80%	357,296	356,003	138,233	112,571	37,926	26,556	1,028,585
80.01-90%	70,633	266,041	130,338	17,638	604	11,268	496,522
90.01-100%	114,044	50,927	—	—	293	3,964	169,228
100.01-110%	101	—	—	571	—	2,851	3,523
LTV>110%	—	—	—	—	92	4,952	5,044
LTV - N/A(2)	109,388	2,170	1,200	1,547	1,485	5,183	120,973
Grand Total	$1,189,694	$1,179,322	$652,298	$840,968	$807,057	$1,920,829	$6,590,168
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
(1) - (4) Refer to corresponding notes above

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2021	December 31, 2020

Performing	$3,641,593	$3,850,622
Non-performing	607,824	473,507
Total (1)	$4,249,417	$4,324,129
(1) Excludes LHFS.

The increase in total TDRs was primarily due to the resumption of the pre-COVID-19 method of determining whether or not a modification qualifies as a TDR for RICs effective January 1, 2021.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	16	$52,090	$52,090
C&I	457	47,711	47,770
Multi-family	3	33,351	33,351
Other commercial	194	14,906	14,906
Consumer:
Residential mortgages(3)	395	108,859	108,607
Home equity loans and lines of credit	557	85,358	85,837
RICs and auto loans	80,590	1,602,522	1,609,358
Personal unsecured loans	141	1,887	1,870
Other consumer	24	727	717
Total	82,377	$1,947,411	$1,954,506
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Year Ended December 31, 2020
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

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2021 and 2020, respectively.

	Year Ended December 31,
	2021		2020		2019
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	2	$1,182	35	$17,168	10	$6,020
C&I	109	11,269	57	11,043	122	37,433
Multifamily	—	—	3	41,629	—	—
Other commercial	1	17	2	625	5	35
Consumer:
Residential mortgages	105	33,689	33	5,278	142	16,368
Home equity loans and lines of credit	26	2,378	24	3,783	25	1,867
RICs and auto loans	18,659	362,157	16,016	291,050	22,666	375,341
Personal unsecured loans	17	254	—	—	215	2,061
Other consumer	8	198	1	45	—	—
Total	18,927	$411,144	16,171	$370,621	23,185	$439,125
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

Operating lease assets, net consisted of the following as of December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Leased vehicles	$19,662,593	$22,056,063
Less: accumulated depreciation	(3,789,882)	(4,796,595)
Depreciated net capitalized cost	15,872,711	17,259,468
Manufacturer Subvention payments, net of accretion	(604,104)	(934,381)
Origination fees and other costs	136,013	66,020
Leased vehicles, net	15,404,620	16,391,107

Commercial equipment vehicles and aircraft, gross	2,677	28,661
Less: accumulated depreciation	(895)	(6,839)
Commercial equipment vehicles and aircraft, net	1,782	21,822
Total operating lease assets, net	$15,406,402	$16,412,929

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2021 (in thousands):

2022	$2,303,803
2023	1,581,934
2024	470,148
2025	50,564
2026	15
Thereafter	9
Total	$4,406,473

During the years ended December 31, 2021, 2020, and 2019, the Company recognized $443.8 million, $243.2 million and $135.9 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2021	December 31, 2020
Land	$77,310	$81,613
Office buildings	156,967	166,586
Furniture, fixtures, and equipment	598,240	519,565
Leasehold improvement	585,956	556,509
Computer software	1,239,795	1,090,515
Automobiles and other	10,952	1,696
Total premise and equipment	2,669,220	2,416,484
Less accumulated depreciation	(1,812,827)	(1,629,143)
Total premises and equipment, net	$856,393	$787,341

NOTE 5. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $243.6 million, $209.4 million, and $226.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021 the Company sold seven properties. The Company received net proceeds of $6.4 million from the sales, with a net gain of $3.5 million. The carrying value of these properties was $2.9 million.

In 2020 the Company sold six properties. The Company received net proceeds of $4.3 million from the sales, with a net gain of $2.0 million. The carrying value of these properties was $2.3 million. In addition to the six properties sold in 2020, the Company completed the sale of SBC, including its fixed assets.

In 2019 the Company sold eight properties. The Company received net proceeds of $2.0 million from the sales, with a net gain of $0.4 million. The carrying value of these properties was $1.7 million. Gain on sale of premises and equipment are included within Miscellaneous income in the Consolidated Statements of Operations. In addition to the eight properties sold in 2019, the Company also completed the sale of 14 bank branches to First Commonwealth Bank. The gain on the sale of these branches was immaterial.

During the years ended December 31, 2021, 2020, and 2019 the Company recorded impairment of capitalized assets in the amount of $11.2 million, $21.0 million, and $23.4 million, respectively. These were primarily related to capitalized software assets.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the Company's goodwill by its reporting units as of December 31, 2021:

(in thousands)	CBB	C&I	CRE & VF	CIB	SC	Total
Goodwill at December 31, 2021	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161

During the year ended December 31, 2021, there were no disposals, additions, impairments or re-allocations of goodwill.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

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

During the fourth quarter of 2020, the Company implemented organizational changes which resulted in the transfer of Upper Business Banking customers into the C&I segment from the CBB segment. Refer to Note 23 to these Consolidated Financial Statements for additional details on the Company's reportable segments. As a result of the re-organization, the Company re-allocated approximately $25.1 million of goodwill from the CBB reporting unit to the C&I reporting unit. Upon re-allocation, the Company performed a post evaluation for impairment on the CBB and C&I reporting units utilizing assumptions consistent with our October 1, 2020 impairment test and noted no impairment.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2021		December 31, 2020
(in thousands)	Net Carrying Amount	Accumulated Amortization (2)	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$283,958	$(186,042)	$308,768	$(271,232)
Chrysler relationship	20,000	(118,750)	35,000	(103,750)
Trade name	—	—	12,300	(5,700)
Other intangibles(1)	35,121	(48,541)	1,479	(55,694)
Total intangibles subject to amortization	$339,079	$(353,333)	$357,547	$(436,376)
(1) Includes intangible assets with a book value of approximately $38 million added during the year in connection with the close of its agreement with Crédit Agricole Corporate and Investment Bank, S.A.to take over management of global wealth management client assets and liabilities. This intangible asset will be amortized over a six year useful life.
(2) Includes removal of accumulated amortization on fully-amortized intangible assets.

At December 31, 2021 and December 31, 2020, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $44.7 million, $58.7 million, and $59.0 million for the years ended December 31, 2021, 2020, and 2019 respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2022	$45,862
2023	34,608
2024	30,750
2025	30,709
2026	28,763
Thereafter	168,387

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Operating lease ROU assets	$531,408	$540,222
Deferred tax assets	87,931	11,114
Accrued interest receivable	482,469	634,509
Derivative assets at fair value	661,080	1,219,090
Other repossessed assets	248,051	207,900
Equity method investments	260,010	272,633
MSRs	79,107	77,545
OREO	3,724	29,799
Income tax receivables	173,060	225,736
Prepaid expense	283,909	225,251
Miscellaneous assets and receivables	524,674	608,431
Total Other assets	$3,335,423	$4,052,230

Operating lease ROU assets

We have operating leases for real estate and non-real estate assets. Real estate leases relate to office space and bank/lending retail branches. Non-real estate leases include disaster recovery centers, data centers, ATMs, vehicles and certain equipment leases. Real estate leases may include one or more options to renew, with renewal terms that can extend the lease term generally from one to five years. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.

For the years ended December 31, 2021, 2020, and 2019 operating lease expenses were $140.8 million, $152.4 million, and $145.5 million respectively. Sublease income was $4.4 million, $4.5 million, and $4.1 million, respectively, for the years ended December 31, 2021, 2020, and 2019. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

NOTE 7. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2021	Total Operating leases
(in thousands)
2022	$139,494
2023	123,029
2024	108,389
2025	83,308
2026	56,744
Thereafter	135,835
Total lease liabilities	$646,799
Less: Interest	(53,662)
Present value of lease liabilities	$593,137

Supplemental Balance Sheet Information	December 31, 2021	December 31, 2020
Operating lease ROU assets	$531,408	$540,222
Other liabilities	$593,137	$606,000
Weighted-average remaining lease term (years)	6.4	6.5
Weighted-average discount rate	2.8%	2.9%

	Year Ended December 31,
Other Information	2021	2020
	(in thousands)
Operating cash flows from operating leases(1)	$(144,199)	$(140,953)
Leased assets obtained in exchange for new operating lease liabilities	$98,924	$33,930
(1) Activity is included within the net change in other liabilities on the Consolidated SCF.

The Company made approximately $5.9 million and $4.5 million in payments during the years ended December 31, 2021 and 2020, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $4.3 million and $9.0 million at December 31, 2021 and 2020, respectively.

The remainder of Other assets is comprised of:

•Deferred tax asset, net - Refer to Note 17 of these Consolidated Financial Statements for more information on tax-related activities.
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
•MSRs - See further discussion on the valuation of the MSRs in Note 15.
•Income tax receivables - Refer to Note 17 of these Consolidated Financial Statements for more information on tax-related activities.
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

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Assets
Restricted cash	$1,637,311	$1,737,021
LHFS	—	581,938
LHFI	20,551,716	22,572,549
Operating lease assets, net	14,668,336	16,391,107
Various other assets	629,364	791,306
Total Assets	$37,486,727	$42,073,921
Liabilities
Notes payable	$29,199,966	$31,700,709
Various other liabilities	81,098	84,922
Total Liabilities	$29,281,064	$31,785,631

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

As of December 31, 2021 and December 31, 2020, the Company was servicing $24.3 billion and $27.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remain unpledged.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the years ended December 31, 2021, 2020, and 2019, is as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Assets securitized	$22,023,982	$18,288,882	$22,286,033

Net proceeds from new securitizations (1)	$19,353,730	$14,319,697	$17,199,821
Net proceeds from sale of retained bonds	241,233	58,491	251,602
Cash received for servicing fees (2)	956,291	976,307	990,612
Net distributions from Trusts (2)	5,645,995	3,940,774	3,615,461
Total cash received from Trusts	$26,197,249	$19,295,269	$22,057,496
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the accompanying Condensed Consolidated SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the years ended December 31, 2021, and 2020, SC sold $1.9 billion and $1.1 billion, respectively, of gross RICs to third-party investors in off-balance sheet securitizations for a gain of $7.2 million and a loss of $40.6 million, respectively. The gains and losses were recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

As of December 31, 2021 and December 31, 2020, the Company was servicing $2.4 billion and $2.2 billion, respectively, of gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call. The portfolio was comprised as follows:

(in thousands)	December 31, 2021	December 31, 2020
Related party SPAIN securitizations	$554,040	$1,214,644
Third-party SCART serviced securitizations	1,817,936	929,429
Third-party CCAP securitizations	—	82,713
Total serviced for other portfolio	$2,371,976	$2,226,786

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the years ended December 31, 2021, 2020, and 2019, respectively, were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Receivables securitized (1)	1,891,278	1,148,587	—
Net proceeds from new securitizations	1,779,532	1,052,541	—
Cash received for servicing fees	30,952	24,256	34,068
Total cash received from Trusts	$1,810,484	$1,076,797	$34,068
(1) Represents the unpaid principal balance at the time of original securitization.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$16,335,499	20.0%	$11,097,595	14.7%
Non-interest-bearing demand deposits	22,443,957	27.5%	21,800,278	28.9%
Savings	5,564,934	6.8%	4,827,065	6.4%
Customer repurchase accounts	338,698	0.4%	323,398	0.4%
Money market	34,390,613	42.1%	33,358,315	44.4%
CDs	2,524,471	3.2%	3,897,056	5.2%
Total deposits (1)	$81,598,172	100.0%	$75,303,707	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.4 billion and $5.8 billion at December 31, 2021 and December 31, 2020, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $3.2 billion and $2.2 billion at December 31, 2021 and December 31, 2020, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $133.1 million and $110.5 million at December 31, 2021 and December 31, 2020, respectively.

Interest expense on deposits and other customer accounts is summarized as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2021	2020	2019
Interest-bearing demand deposits	$5,973	$22,878	$82,152
Savings	2,021	7,806	13,132
Customer repurchase accounts	262	647	1,643
Money market	55,463	164,730	317,299
CDs	23,384	94,344	160,245
Total Deposits	$87,103	$290,405	$574,471

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2021 as scheduled to mature contractually:

(in thousands)
Three months or less	$563,146
Over three through six months	150,603
Over six through twelve months	324,165
Over twelve months	202,450
Total	$1,240,364

The following table sets forth the maturity of all the Company's CDs at December 31, 2021 as scheduled to mature contractually:

(in thousands)
2022	$1,997,152
2023	291,857
2024	115,933
2025	43,252
2026	73,741
Thereafter	2,536
Total	$2,524,471
At December 31, 2021 and December 31, 2020, the Company had $635.0 million and $768.2 million, respectively, of CDs greater than $250 thousand.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2021 were $41.1 billion, compared to $46.4 billion at December 31, 2020. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

SBNA

During the year ended December 31, 2021, the Bank issued $298 million of credit linked notes due December 2031. In addition, the Bank, issued $1 billion of Senior Notes with SHUSA, with original maturities through May 2022. SBNA had no securities repurchases during the year ended December 31, 2021.

SHUSA

During the year ended December 31, 2021 the Company issued a $500 million 2.88% subordinate note due November 2031 to Santander, an affiliate and called debt, consisting of $427.9 million senior floating-rate notes due June 2022 and $500 million 5.83% senior fixed rated note due March 2023 to Santander, an affiliate.

Subsequent Event

On January 6, 2022 the Company completed the public offering and sale of $1 billion aggregate principal amount of its 2.49% Fixed-to-Floating Rate Senior Notes due 2028. In February 2022, the Company called its $706.8 million 3.70% senior notes due March 2022.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
4.45% senior notes due December 2021	$—	—%	$491,411	4.61%
3.70% senior notes due March 2022	706,819	3.67%	707,896	3.67%
Senior notes due June 2022 (1)	—	—%	427,925	1.84%
Senior notes due January 2023 (2)	720,947	1.28%	720,904	2.06%
3.40% senior notes due January 2023	998,599	3.54%	997,298	3.54%
5.83% senior notes due March 2023	—	—%	500,000	5.83%
3.50% senior notes due April 2023	447,107	3.52%	447,039	3.52%
Senior notes due July 2023 (2)	439,085	1.29%	439,022	2.04%
2.88% senior notes due January 2024 (3)	750,000	2.88%	750,000	2.88%
3.50% senior notes due June 2024	997,610	3.60%	996,687	3.60%
3.45% senior notes, due June 2025	995,983	3.58%	994,871	3.58%
4.50% senior notes due July 2025	1,097,667	4.56%	1,097,074	4.56%
3.24% senior notes, due November 2026	918,851	3.97%	913,239	3.97%
4.40% senior notes, due July 2027	1,049,565	4.40%	1,049,531	4.40%
2.88% subordinate note, due November 2031 (3)	500,000	2.88%	—	—%
Short-term borrowing due within one year, with an affiliate	—	—%	123,453	2.00%
Subsidiaries
2.00% subordinated debt maturing through 2040	11	2.00%	11	2.00%
Short-term borrowing with an affiliate, maturing January 2021	—	—%	200,000	0.10%
Short-term borrowing due within one year, maturing January 2022	57,365	0.05%	15,750	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,679,609	3.44%	$10,872,111	3.57%
(1) This note will bear interest at a rate equal to the three-month LIBOR plus 100 basis points per annum.
(2) These notes will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(3) These notes are payable to SHUSA's parent company, Santander.

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	December 31, 2021		December 31, 2020
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate

FHLB advances, maturing through May 2022	$250,000	0.93%	$1,150,000	0.64%
Credit linked notes due December 2031 (1)	293,749	2.53%	—	—%
Total Bank borrowings and other debt obligations	$543,749	1.79%	$1,150,000	0.64%
(1) Issued in December 2021 in the amount of $298 million. Notes are tied to the performance of a $2 billion reference pool of SBNA prime auto loans. The contractual residual amount is $36 million.

NOTE 10. BORROWINGS (continued)

Credit Linked Notes

SBNA's credit-linked notes effectively transfer credit risk on a reference pool of loans to the purchaser of the notes. In the event of credit losses on the reference pool in excess of the contractual residual amount, the principal balance of the notes will be reduced to the extent of such loss up to the amount of notes issued and recognized as a debt extinguishment gain within Miscellaneous income, net. SBNA has the option to redeem the notes once the UPB of the reference pool is less than or equal to 10% of the initial principal balance.

SBNA had outstanding irrevocable letters of credit totaling $53.5 million from the FHLB of Pittsburgh at December 31, 2021 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

SC Credit Facilities

The following tables present information regarding SC's credit facilities as of December 31, 2021 and 2020, respectively:

	December 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2022	$—	$500,000	—%	$—	$—
Warehouse line due January 2023	—	1,000,000	—%	—	—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	—%	12,428	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	124,624	—
Total facilities with third parties	$—	$10,950,000	—%	$137,052	$65

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	2.03%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.52%	$—	$—

Total SC credit facilities	$4,000,000	$14,950,000	1.52%	$137,052	$65

	December 31, 2020
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Repurchase facility due January 2021	$167,967	$167,967	1.64%	$217,200	$—
Warehouse line due January 2022	415,700	1,000,000	1.81%	595,518	—
Warehouse line due March 2022	942,845	1,250,000	1.34%	1,621,206	1
Warehouse line due July 2022	—	900,000	1.46%	—	1,684
Warehouse line due August 2022	—	500,000	1.50%	159,348	—
Warehouse line due November 2022	177,600	500,000	1.18%	371,959	—
Warehouse line due October 2022	168,300	500,000	3.07%	243,649	1,201
Warehouse line due October 2022	845,800	2,100,000	3.29%	1,156,885	—
Warehouse line due October 2022	1,000,600	1,500,000	1.85%	639,875	—
Warehouse line due October 2022	441,143	3,500,000	3.45%	2,057,758	—
Total facilities with third parties	$4,159,955	$11,917,967	2.21%	$7,063,398	$2,886

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.40%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.04%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.22%	$—	$—

Total SC credit facilities	$8,159,955	$15,917,967	1.72%	$7,063,398	$2,886

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings as of December 31, 2021 and 2020, respectively:

	December 31, 2021
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between July 2022 and March 2029(1)	$23,531,904	$54,534,275	0.48% - 3.42%	$30,692,331	$1,621,026
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	3,377,925	8,761,563	1.28% - 3.90%	5,728,292	16,220
Total SC secured structured financings	$26,909,829	$63,295,838	0.48% - 3.90%	$36,420,623	$1,637,246
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2020
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
SC public securitizations maturing on various dates between May 2022 and May 2028	$18,942,160	$44,775,735	0.60% - 3.42%	$25,022,577	$1,710,351
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027	7,235,241	10,747,563	1.28% - 3.90%	11,232,123	23,784
Total SC secured structured financings	$26,177,401	$55,523,298	0.60% - 3.90%	$36,254,700	$1,734,135

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

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2021

(in thousands)
2022	$1,190,821
2023	8,421,789
2024	10,697,810
2025	8,767,449
2026	5,137,069
Thereafter	6,918,249
Total	$41,133,187

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the years ended December 31, 2021, 2020, and 2019, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2021			December 31, 2020		December 31, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(227,528)	$57,129	$(170,399)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	15,870	(3,655)	12,215
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(211,658)	53,474	(158,184)	$78,167	$(158,184)	$(80,017)

Change in unrealized gains/(losses) on investments in debt securities	(252,439)	66,417	(186,022)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(14,481)	3,335	(11,146)
Net unrealized gains/(losses) on investments in debt securities	(266,920)	69,752	(197,168)	117,263	(197,168)	(79,905)
Pension and post-retirement actuarial gain / (loss)(3)	1,144	(197)	947	(29,135)	947	(28,188)
As of December 31, 2021	$(477,434)	$123,029	$(354,405)	$166,295	$(354,405)	$(188,110)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities AFS.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2020			December 31, 2019		December 31, 2020
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$155,226	$(57,416)	$97,810
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	550	(79)	471
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	155,776	(57,495)	98,281	$(20,114)	$98,281	$78,167
Change in unrealized gains/(losses) on investments in debt securities	244,766	(66,663)	178,103
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(54,897)	16,937	(37,960)
Net unrealized gains/(losses) on investments in debt securities	189,869	(49,726)	140,143	(22,880)	140,143	117,263
Pension and post-retirement actuarial gain / (loss)(3)	15,450	628	16,078	(45,213)	16,078	(29,135)
As of December 31, 2020	$361,095	$(106,593)	$254,502	$(88,207)	$254,502	$166,295
(1)- (3) Refer to the corresponding explanations in the table

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2019			December 31, 2018		December 31, 2019
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$14,372	$(14,910)	$(538)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	344	(107)	237
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	14,716	(15,017)	(301)	$(19,813)	$(301)	$(20,114)
Change in unrealized gains/(losses) on investments in debt securities	303,208	(75,962)	227,246
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(5,816)	1,457	(4,359)
Net unrealized gains/(losses) on investments in debt securities	297,392	(74,505)	222,887	(245,767)	222,887	(22,880)
Pension and post-retirement actuarial gain / (loss)(3)	10,280	579	10,859	(56,072)	10,859	(45,213)
As of December 31, 2019	$322,388	$(88,943)	$233,445	$(321,652)	$233,445	$(88,207)
(1)- (3) Refer to the corresponding explanations in the table

NOTE 12. STOCKHOLDER'S EQUITY

At December 31, 2021, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions from Santander for the years ended December 31, 2021 or 2020.

Additional transactions with Santander during 2019 that are disclosed within the Consolidated Statements of Stockholder's Equity are shown net are disclosed within the table below:

Impact to common stock and paid in capital
(in thousands)
March 2019 contribution	$34,330
May 2019 contribution	41,571
July 2019 contribution	13,026
2019 net contribution from shareholder	$88,927

Share Repurchases

In June 2019, SC announced that the SC Board had authorized purchases by the Company of up to $1.1 billion, excluding commissions, of its outstanding common stock effective from the third quarter of 2019 through the end of the second quarter of 2020. During the three months ended March 31, 2020, SC purchased shares of its common stock through a modified Dutch Auction Tender Offer, and extended the share repurchase program through the end of the third quarter of 2020.

During 2020, the Company announced that SHUSA’s request for certain exceptions to the Interim Policy had been approved. Such exception approval permitted SC to continue its share repurchase program through the end of the third quarter of 2020. On August 10, 2020, SC announced that it had substantially exhausted the amount of shares it was permitted to repurchase under the exception approval and that SC expected to repurchase an immaterial number of shares remaining under the exception approval. After substantially exhausting its share repurchase authorization on August 10, 2020, and through the end of the second quarter of 2021, SC was only permitted to repurchase shares of the SC’s common stock equal to the amount of share issuances related to SC’s expensed employee compensation.

During the years ended December 31, 2021, 2020, and 2019, SC repurchased $9.5 million, $771.5 million and $338.0 million of SC Common Stock. As of December 31, 2021, SC was owned approximately 80.2% by SHUSA and 19.8% by other shareholders. Refer to Note 1 of the Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's outstanding shares.

NOTE 13. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Refer to Note 1 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Securities purchased under agreements to resell	$2,422,042	$—
Securities borrowed	2,924,426	—
Total	$5,346,468	$—

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	December 31, 2021	December 31, 2020
Securities sold under agreements to repurchase	$5,258,875	$—

Securities Financing Activities are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. At December 31, 2021, the following amounts of securities financing assets or liabilities qualified for offset in the Consolidated Balance Sheets.

	December 31, 2021
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,746,948	$(324,906)	$2,422,042
Securities borrowed	2,924,426	—	2,924,426
Total	$5,671,374	$(324,906)	$5,346,468

	December 31, 2021
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$5,583,781	$(324,906)	$5,258,875
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity:

	December 31, 2021
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$5,583,781	$—	$—	$—	$5,583,781

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of December 31, 2021:

(in thousands)	Repurchase agreements
U.S. Treasury	$3,124,781
Residential agency MBS	$2,459,000
Total	$5,583,781

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

See Note 15 to these Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2021, derivatives in this category had a fair value of $0.5 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of December 31, 2021, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2021 and December 31, 2020, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.7 million and $9.9 million, respectively. The Company had $8.8 million and $3.9 million in cash and securities collateral posted to cover those positions as of December 31, 2021 and December 31, 2020, respectively.

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

NOTE 14. DERIVATIVES (continued)

Fair Value Hedges

During the second quarter of 2021, the Company began entering into derivatives to hedge the risk of changes in fair value of a portion of its LHFI portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in September 2026.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2021, the Company estimated that approximately $19.4 million of unrealized gains included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2021 and December 31, 2020 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$655	$—	1.34%	7.30%	1.84
Interest rate swaps	128,789	1,188	—	0.05%	0.71%	3.59
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,995,000	41,980	111,093	0.88%	0.09%	2.28
Interest rate floor	925,000	150	—	0.03%	—%	1.68
Total	$13,063,532	$43,973	$111,093	0.81%	0.10%	2.25

December 31, 2020
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$2,450,000	$124	$70,589	0.18%	1.50%	1.90
Pay variable - receive fixed interest rate swaps	8,745,000	150,206	182	1.16%	0.14%	2.12
Interest rate floor	3,525,000	27,507	—	1.28%	—%	1.10
Total	$14,720,000	$177,837	$70,771	1.03%	0.33%	1.84

During 2018, 2019, and 2020, SC entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge SC’s variable rate debt and had maturity dates ranging from two to five years. During 2021, SC de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $15.3 million previously recorded in AOCI into interest expense during the year ended December 31, 2021.

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

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares.

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2021 and December 31, 2020 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Mortgage banking derivatives:
Forward commitments to sell loans	$264,188	$520,299	$—	$—	$21	$3,835
Interest rate lock commitments	99,752	262,471	2,852	13,202	—	—
Mortgage servicing	593,000	495,000	15,841	33,419	8,111	13,402
Total mortgage banking risk management	956,940	1,277,770	18,693	46,621	8,132	17,237

Customer-related derivatives:
Swaps receive fixed	14,801,189	15,350,026	400,168	901,509	89,767	8,778
Swaps pay fixed	15,141,223	15,749,590	102,312	14,644	383,987	874,260
Other	6,384,285	3,781,316	25,542	15,446	26,741	13,782
Total customer-related derivatives	36,326,697	34,880,932	528,022	931,599	500,495	896,820

Other derivative activities:
Foreign exchange contracts	5,085,973	4,258,869	35,899	52,530	33,836	62,616
Interest rate swap agreements	—	250,000	—	—	—	12,934
Interest rate cap agreements	7,007,441	10,199,134	34,290	4,617	—	—
Options for interest rate cap agreements	7,007,441	10,199,134	—	—	34,290	4,617
Other	111,373	240,083	203	5,886	2,367	7,031
Total	$56,495,865	$61,305,922	$617,107	$1,041,253	$579,120	$1,001,255

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2021 and 2020:

(in thousands)		Year Ended December 31,
	Line Item	2021	2020	2019

Fair value hedges:
Cross-currency swaps	Net interest income	$655	$—	$—
Interest rate swaps	Net interest income	1,188	—	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(31,280)	(26,103)	36,920
Pay variable receive-fixed interest rate swap	Interest income on loans	99,618	54,845	(39,086)
Interest rate floors	Interest income on loans	21,355	37,057	(1,741)
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	3,814	(3,442)	4,477
Interest rate lock commitments	Miscellaneous income, net	(10,351)	10,160	365
Mortgage servicing	Miscellaneous income, net	(8,245)	31,227	24,244
Customer-related derivatives	Miscellaneous income, net	5,859	30,552	2,538
Foreign exchange	Miscellaneous income, net	29,547	9,237	32,565
Interest rate swaps, caps, and options	Miscellaneous income, net	96	(11,371)	(14,092)
Other	Miscellaneous income, net	(369)	425	(408)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $170.4 million, gain of $97.8 million, and a loss of $0.5 million net of tax, for the years ended December 31, 2021, 2020, and 2019 respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $12.2 million, $0.5 million, and $0.2 million, net of tax, for the years ended December 31, 2021, 2020, and 2019 respectively.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (3)	Net Amount
December 31, 2021
Fair value hedges	$1,843	$—	$1,843		$1,843
Cash flow hedges	42,130	—	42,130	$—	42,130
Other derivative activities(1)	614,255	—	614,255	41,899	572,356
Total derivatives subject to a master netting arrangement or similar arrangement	658,228	—	658,228	41,899	616,329
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,852	—	2,852	122	2,730
Total Derivative Assets	$661,080	$—	$661,080	$42,021	$619,059

December 31, 2020
Cash flow hedges	$177,837	$—	$177,837	$85,065	$92,772
Other derivative activities(1)	1,028,051	—	1,028,051	7,771	1,020,280
Total derivatives subject to a master netting arrangement or similar arrangement	1,205,888	—	1,205,888	92,836	1,113,052
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	13,202	—	13,202	—	13,202
Total Derivative Assets	$1,219,090	$—	$1,219,090	$92,836	$1,126,254
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

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
December 31, 2021
Fair value hedges	$—	$—	$—		$—
Cash flow hedges	111,093	—	111,093	$59,073	52,020
Other derivative activities(1)	579,099	2,058	577,041	268,352	308,689
Total derivatives subject to a master netting arrangement or similar arrangement	690,192	2,058	688,134	327,425	360,709
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	21	—	21	21	—
Total Derivative Liabilities	$690,213	$2,058	$688,155	$327,446	$360,709

December 31, 2020
Cash flow hedges	$70,771	$—	$70,771	$70,589	$182
Other derivative activities(1)	997,420	3,517	993,903	584,971	408,932
Total derivatives subject to a master netting arrangement or similar arrangement	1,068,191	3,517	1,064,674	655,560	409,114
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,835	—	3,835	2,382	1,453
Total Derivative Liabilities	$1,072,026	$3,517	$1,068,509	$657,942	$410,567
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

NOTE 15. FAIR VALUE

The Company estimates the fair value of certain assets and liabilities for both measurement and disclosure purposes. The fair value hierarchy categorizes the underlying assumptions and inputs to valuation techniques that are used to measure fair value into three levels as follows:

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

NOTE 15. FAIR VALUE (continued)

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

The Company's Market Risk Department approves the methodologies used in the estimations of fair value, including the Company's Level 3 assets and liabilities. Price validation procedures are performed and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2021 and 2020:

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Financial assets:
U.S. Treasury securities	$73,618	$—	$—	$73,618	$—	$170,653	$—	$170,653
Corporate debt	—	276,007	—	276,007	—	155,715	—	155,715
ABS	—	537,722	—	537,722	—	58,945	50,393	109,338
MBS	—	10,426,590	—	10,426,590	—	10,877,783	—	10,877,783
Investment in debt securities AFS(2)	73,618	11,240,319	—	11,313,937	—	11,263,096	50,393	11,313,489
Other investments - trading securities	64	35,727	—	35,791	—	40,435	—	40,435
RICs HFI(3)	—	—	33,529	33,529	—	—	50,391	50,391
LHFS (1)(4)	—	166,811	—	166,811	—	265,428	—	265,428
MSRs	—	—	79,107	79,107	—	—	77,545	77,545
Other assets - derivatives (2)	—	658,187	2,893	661,080	—	1,205,690	13,400	1,219,090
Total financial assets (5)	$73,682	$12,101,044	$115,529	$12,290,255	$—	$12,774,649	$191,729	$12,966,378
Financial liabilities:
Other liabilities - derivatives (2)	—	687,846	2,367	690,213	—	1,068,074	3,952	1,072,026
Total financial liabilities	$—	$687,846	$2,367	$690,213	$—	$1,068,074	$3,952	$1,072,026
(1)    LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 14 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(3) RICs collateralized by vehicle titles at SC and RV/marine loans at SBNA.
(4) Residential mortgage loans.
(5) Approximately $115.5 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.9% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

NOTE 15. FAIR VALUE (continued)

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

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair values. Actively traded quoted market prices for debt securities AFS, such as government agency securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor which uses observable market data and therefore are classified as Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally-developed DCF model and are classified as Level 3.

LHFI

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

NOTE 15. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2021 and 2020, the balance of these loans serviced for others accounted for at fair value was $10.4 billion and $12.5 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.4 million and $6.6 million, respectively, at December 31, 2021.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.5 million and $4.8 million, respectively, at December 31, 2021.

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

NOTE 15. FAIR VALUE (continued)

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect the counterparty's nonperformance risk, except for those derivative contracts with associated credit support annexes which provide credit enhancements, such as collateral postings and guarantees.The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives-interest rate lock commitments and total return settlement derivative contracts.

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the years ended December 31, 2021 and 2020, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year Ended December 31, 2021					Year Ended December 31, 2020
(in thousands)	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$50,393	$50,391	$77,545	$9,448	$187,777	$63,235	$84,334	$130,855	$255	$278,679
Losses in OCI	(393)	—	—	—	(393)	(588)	—	—	—	(588)
Gains/(losses) in earnings	—	—	12,414	(8,922)	3,492	—	14,374	(37,543)	8,878	(14,291)
Additions/Issuances	—	1,171	14,116	—	15,287	—	2,512	12,377	—	14,889
Transfer from level 2(2)	—	3,774	—	—	3,774	—	17,634	—	—	17,634
Settlements(1)	(50,000)	(21,807)	(24,968)	—	(96,775)	(12,254)	(68,463)	(28,144)	315	(108,546)
Balances, end of period	$—	$33,529	$79,107	$526	$113,162	$50,393	$50,391	$77,545	$9,448	$187,777
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$12,414	$1,428	$13,842	$—	$14,374	$(37,543)	$(1,282)	$(24,451)
(1)Settlements include charge-offs, prepayments, paydowns and maturities.
(2) The Company transferred RICs from Level 2 to Level 3 during the years ended December 31 2021 and 2020 because the fair value for these assets cannot be determined by using readily observable inputs. There were no other transfers into or out of Level 3 during the years ended December 31, 2021 or 2020.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2021	Level 1	Level 2	Level 3	Balance at December 31, 2020
Impaired commercial LHFI	$—	$17,180	$614	$17,794	$—	$32,609	$11,925	$44,534
Foreclosed assets	—	1,322	—	1,322	—	8,232	23,528	31,760
Vehicle inventory	—	271,396	—	271,396	—	313,754	—	313,754
LHFS(1)	—	—	88,212	88,212	—	—	1,960,768	1,960,768
Auto loans impaired due to bankruptcy	—	202,448	—	202,448	—	191,785	—	191,785
Goodwill	—	—	2,596,161	2,596,161	—	—	2,596,161	2,596,161
(1)    These amounts include zero and $0.9 billion of personal LHFS that were impaired as of December 31, 2021 and 2020, respectively. On March 16, 2021 the Company sold the personal lending portfolio. Refer to Note 1 for more information.

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $9.0 million and $33.2 million at December 31, 2021 and 2020, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 15. FAIR VALUE (continued)

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2021	2020	2019
Impaired LHFI	Credit loss expense	$(8,807)	$1,127	$(15,495)
Foreclosed assets	Miscellaneous income, net (1)	(368)	(4,980)	(13,648)
LHFS	Credit loss expense	—	(1,607)	—
LHFS	Miscellaneous income	—	(509,223)	(404,606)
Auto loans impaired due to bankruptcy	Credit loss expense	—	—	(9,106)
Goodwill impairment	Impairment of goodwill (1) (2)	—	(1,848,228)	—
MSRs	Miscellaneous income, net (1)	—	(138)	(633)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Refer to Note 6 for further information on the review of goodwill for impairment.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at December 31, 2021 and 2020, respectively:

(dollars in thousands)	Fair Value at December 31, 2021 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$79,107	DCF	CPR (1)	7.42% - 82.71% (12.86%)
			Discount rate (2)	9.35%
(1)    Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(2)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(3) Excluded insignificant Level 3 assets and liabilities.

NOTE 15. FAIR VALUE (continued)

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
(1), (2), (3) - See corresponding footnotes to the December 31, 2021 Level 3 significant inputs table above.
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

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	December 31, 2021					December 31, 2020
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$19,305,530	$19,305,530	$19,305,530	$—	$—	$12,621,281	$12,621,281	$12,621,281	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	5,346,468	5,372,052	—	5,372,052	—	—	—	—	—	—
Investments in debt securities AFS	11,313,937	11,313,937	73,618	11,240,319	—	11,313,489	11,313,489	—	11,263,096	50,393
Investments in debt securities HTM	6,702,471	6,629,206	—	6,629,206	—	5,504,685	5,677,929	—	5,677,929	—
Other investments (2)	285,791	286,526	64	286,462	—	790,435	801,056	—	801,056	—
LHFI, net	85,614,402	89,039,439	—	17,180	89,022,259	84,794,689	89,395,086	—	32,609	89,362,477
LHFS	255,023	255,023	—	166,811	88,212	2,226,196	2,226,196	—	265,428	1,960,768
Restricted cash	5,711,705	5,711,705	5,711,705	—	—	5,303,460	5,303,460	5,303,460	—	—
MSRs	79,107	79,107	—	—	79,107	77,545	77,545	—	—	77,545
Derivatives	661,080	661,080	—	658,187	2,893	1,219,090	1,219,090	—	1,205,690	13,400

Financial liabilities:
Deposits (1)	2,524,471	2,524,707	—	2,524,707	—	3,897,056	3,920,096	—	3,920,096	—
Federal funds purchased and securities loaned or sold under repurchase agreements	5,258,875	5,258,874	—	5,258,874	—	—	—	—	—	—
Borrowings and other debt obligations	41,133,187	41,600,737	—	33,874,253	7,726,484	46,359,467	47,081,852	—	30,538,951	16,542,901
Derivatives	690,213	690,213	—	687,846	2,367	1,072,026	1,072,026	—	1,068,074	3,952
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At December 31, 2021, the fair value of the underlying collateral was $5.6 billion, all of which was sold or re-pledged.

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

NOTE 15. FAIR VALUE (continued)

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

FVO for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolios that are measured using the FVO consist of residential mortgage LHFS. The adoption of the FVO for residential mortgage loans classified as HFS allows the Company to record the mortgage LHFS portfolio at fair market value instead of using the lower of amortized cost or market approach. The Company economically hedges its residential LHFS portfolio, and the offsetting hedge instrument is reported at fair value. As a result, both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of SC’s RICs accounted for by SC under ASC 310-30 and NPLs acquired by SC under optional clean up calls from its non-consolidated Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$166,811	$162,525	$4,286	$265,428	$250,822	$14,606
RICs HFI	33,529	33,737	(208)	50,391	50,624	(233)
Nonaccrual loans	435	457	(22)	1,474	2,178	(704)
(1)    LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Non-interest income:
Consumer and commercial fees	$437,041	$471,901	$548,846
Lease income	2,899,816	3,037,284	2,872,857
Capital market revenue	250,268	227,421	197,042
Miscellaneous income, net
Mortgage banking income, net	50,656	49,082	44,315
BOLI	60,091	58,981	62,782
Net gain on sale of operating leases	443,809	243,189	135,948
Asset and wealth management fees	235,561	208,732	175,611
Gain / (loss) on sale of non-mortgage loans	(19,228)	(366,976)	(397,965)
Other miscellaneous income / (loss), net	79,692	(10,923)	83,865
Net gain on sale of investment securities	14,481	31,297	5,816
Total Non-interest income	$4,452,187	$3,949,988	$3,729,117
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$178,196	$190,011	$241,167
Commission and trailer fees(2)	209,422	192,355	160,665
Interchange income, net(2)	73,195	64,394	67,524
Underwriting service fees(2)	157,506	137,007	97,211
Asset and wealth management fees(2)	143,151	127,612	145,515
Other revenue from contracts with customers(2)	41,444	60,351	39,885
Total in-scope of revenue from contracts with customers	802,914	771,730	751,967
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	197,228	233,699	256,412
Lease income	2,899,816	3,037,284	2,872,857
Other miscellaneous income / (loss), net (3)	537,748	(124,022)	(157,935)
Net gain/(loss) on sale of investment securities	14,481	31,297	5,816
Total out-of-scope of revenue from contracts with customers	3,649,273	3,178,258	2,977,150
Total non-interest income	$4,452,187	$3,949,988	$3,729,117
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Other expenses:
Amortization of intangibles	$44,749	$58,661	$58,993
Deposit insurance premiums and other expenses	34,506	50,238	64,734
Loss on debt extinguishment	—	10,887	2,735
Other administrative expenses	433,738	390,573	518,138
Other miscellaneous expenses	35,265	50,193	42,830
Total Other expenses	$548,258	$560,552	$687,430

NOTE 17. INCOME TAXES

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

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2021	2020	2019

Current:
Foreign	$(1)	$(1,096)	$491
Federal	138,293	103,260	40,964
State	309,656	63,346	91,592
Total current	447,948	165,510	133,047

Deferred:
Foreign	(7)	4,797	38,471
Federal	704,337	(213,105)	263,970
State	(68,695)	(67,847)	36,711
Total deferred	635,635	(276,155)	339,152
Total income tax provision/(benefit)	$1,083,583	$(110,645)	$472,199

NOTE 17. INCOME TAXES (continued)

Reconciliation of Statutory and ETR

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2021, 2020, and 2019 to the Company's ETR for each of the years indicated:

	Year Ended December 31,
	2021	2020	2019

Federal income tax at statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.1%	(1.8)%	2.4%
Tax-exempt income	(0.1)%	1.3%	(0.9)%
Section 162(m) limitation	0.1%	(0.4)%	0.2%
Non-deductible FDIC insurance premiums	0.1%	(1.2)%	0.8%
BOLI	(0.2)%	1.6%	(0.9)%
State income taxes, net of federal tax benefit	4.1%	(2.4)%	6.1%
General business tax credits	(0.6)%	2.7%	(1.6)%
Electric vehicle credits	(1.4)%	0.2%	(0.4)%
Basis difference in unconsolidated subsidiaries	—%	34.7%	3.4%
Uncertain tax position reserve	—%	0.4%	(0.1)%
Goodwill impairment	—%	(37.8)%	—%
Other	(0.1)%	(3.9)%	1.2%
ETR	23.0%	14.4%	31.2%

NOTE 17. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2021	2020
Deferred tax assets:

ALLL	$281,769	$349,186
IRC Section 475 mark-to-market adjustment	663,794	670,294
Unrealized loss on available-for-sale securities	22,579	—
Unrealized loss on derivatives	16,556	—
HTM	2,294	3,417
Net operating loss carryforwards	819,831	1,883,130
Lease liability	151,005	167,165
Employee benefits	106,339	87,471
General business credit & other tax credit carryforwards	395,690	486,937
Broker commissions paid on originated mortgage loans	5,117	7,444
Minimum tax credit carryforwards	1	1,337
Goodwill amortization	—	38,390
Accrued expenses	18,188	69,401
Recourse reserves	7,897	6,322
Deferred interest expense	76,060	74,324
Depreciation and amortization	813,726	684,382
Deferred income	34,124	—
Other	123,122	139,525
Total gross deferred tax assets	3,538,092	4,668,725
Valuation allowance	(298,558)	(371,559)
Total deferred tax assets	3,239,534	4,297,166

Deferred tax liabilities:
Purchase accounting adjustments	87,329	72,559
Deferred income	—	10,357
Originated MSRs	22,727	23,290
Unrealized gain on AFS securities	—	45,070
Unrealized gain on derivatives	—	28,788
ROU asset	137,466	157,081
Leasing transactions(1)	3,503,688	3,933,789
Other	171,733	197,472
Total gross deferred tax liabilities	3,922,943	4,468,406

Net deferred tax (liability)	$(683,409)	$(171,240)
(1) The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions.

Due to jurisdictional netting, the net deferred tax liability of $683.4 million is classified on the balance sheet as a deferred tax liability of $771.3 million and a deferred tax asset included in Other assets of $87.9 million.

NOTE 17. INCOME TAXES (continued)

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2021, the Company maintained a valuation allowance of $298.6 million, compared to $371.6 million as of December 31, 2020, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $73.0 million decrease year-over-year was primarily driven by a decrease in the valuation allowances due to the liquidation of a Puerto Rico subsidiary and the sale of substantially all of the assets of another Puerto Rico subsidiary. The decrease in the valuation allowance for both was offset by a decrease in the corresponding deferred tax asset, so there was no impact to the total tax provision.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2021, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$768,325	$212,597	N/A
State net operating loss carryforwards	51,506	5,641	2039
General business credit carryforward	395,690	77,091	2041
Minimum tax credit carryforward	1	—	N/A
Deferred tax timing differences	2,322,569	3,229	N/A
Total	$3,538,091	$298,558
(1) These will expire in varying amounts through the final expiration year.

As of December 31, 2021, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries (with the exception of one subsidiary) in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA included a transition tax, which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. Additionally, the sale of a foreign subsidiary could result in a gain that is subject to tax.

The Company has not provided deferred income taxes of $29.3 million on approximately $112.1 million of SBNA's existing pre-1988 tax bad debt reserve at December 31, 2021, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by SBNA in excess of certain earnings and profits, the redemption of SBNA’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 17. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2021, the Company had reserves related to tax benefits from uncertain tax positions of $21.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2019	$45,303	$42,467	$87,770
Additions based on tax positions related to 2019	270	—	270
Additions for tax positions of prior years	12,716	1,779	14,495
Reductions for tax positions of prior years	(4,652)	(35,554)	(40,206)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,900)	(2,134)	(6,034)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2019	49,737	6,558	56,295
Additions based on tax positions related to 2020	—	—	—
Additions for tax positions of prior years	—	1,118	1,118
Reductions for tax positions of prior years	(3,096)	(1,579)	(4,675)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(93)	(52)	(145)
Settlements	(785)	(154)	(939)
Gross unrecognized tax benefits at December 31, 2020	45,763	5,891	51,654
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	1,015	1,015
Reductions for tax positions of prior years	(25,392)	—	(25,392)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(212)	(66)	(278)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2021	$20,159	$6,840	$26,999
Gross net unrecognized tax benefits that if recognized would impact the ETR at December 31, 2021	$20,159	$6,840

Less: Federal, state and local income tax benefits			(5,447)
Net unrecognized tax benefit reserves			$21,552

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

NOTE 18. STOCK-BASED COMPENSATION

SC Stock Compensation Plans

As described in Note 1 of the Consolidated Financial Statements, on January 31, 2022, SHUSA acquired all shares of SC Common Stock it did not previously own and SC became a wholly-owned subsidiary of SHUSA. As a result, each outstanding RSU was cancelled and replaced with an award providing the employee the right to receive ADRs of Banco Santander S.A. In addition, each outstanding stock option was cancelled and settled with the right to receive a cash payment. Prior to the completion of this transaction, SC provided certain stock-based compensation as described below.

SC granted stock options to certain executives, other employees, and independent directors under SC's 2011 MEP, which enabled SC to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled and forfeited). The MEP expired in January 2015 and SC did not grant any further awards under the MEP. SC has granted stock options, restricted stock awards and RSUs under its Omnibus Incentive Plan (the "Plan"), which was established in 2013 and enables SC to grant awards of non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, RSUs, and other awards that may be settled in or based upon the value of SC Common Stock, up to a total of 5,192,641 shares of SC Common Stock. The Plan was amended and restated as of June 16, 2016.

Stock options granted under the MEP and the Plan have an exercise price based on the estimated fair market value of SC Common Stock on the grant date. The stock options would expire ten years after grant date and include both time vesting options and performance vesting options. The fair value of the stock options was amortized into income over the vesting period as time and performance vesting conditions were met.

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

Compensation expense related to 583,890 shares of restricted stock that SC issued to certain executives is recognized over a five-year vesting period, with zero recorded for the years ended December 31, 2021, 2020 and 2019, respectively. SC recognized $10.2 million, $7.1 million and $8.6 million related to stock options and RSUs within compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively. In addition, SC recognizes forfeitures of awards as they occur.

Also in connection with its IPO, SC granted additional stock options under the MEP to certain executives, other employees, and an independent director with an estimated compensation cost of $10.2 million, which was recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants were made to employees under the Plan during the year ended December 31, 2016. The estimated compensation cost associated with these additional grants was $0.7 million and was recognized over the vesting periods of the awards. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

NOTE 18. STOCK-BASED COMPENSATION (continued)

A summary of SC's stock options and related activity as of and for the year ended December 31, 2021, is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2021	169,369	$13.01	1.9	$1,543
Granted	—	—
Exercised	(123,170)	9.76		3,128
Expired	—	—
Forfeited	—	—
Other	—	—
Options outstanding at December 31, 2021	46,199	$21.69	3.1	$939
Options exercisable at December 31, 2021	46,199	$21.69	3.1	$939
Options expected to vest after December 31, 2021	—	$—		$—

At December 31, 2021, there were no, status and changes of SC's nonvested stock options.
At December 31, 2021, total unrecognized compensation expense for nonvested stock options was zero.

There were no stock options granted to employees in 2021 or 2020.

The Company has the same fair value basis with that of SC for any stock option awards after the IPO date.

In connection with compensation restrictions imposed on certain executive officers and other employees by the European Central Bank under the CRD IV prudential rules, which require a portion of such officers' and employees' variable compensation to be paid in the form of equity and deferred, SC periodically granted RSUs. Under the Plan, a portion of these RSUs vested immediately upon grant, and a portion will vest annually over the following three or five years subject to the achievement of certain performance conditions as and where applicable. After the shares subject to the RSUs vest and are settled, they are subject to transfer and sale restrictions for one year. RSUs are valued based upon the fair market value on the date of the grant. The Company also has granted certain directors RSUs that vested upon the earlier of the first anniversary of the grant date or the first stockholder meeting following the grant date. In addition, the Company granted RSUs to certain officers and employees as part of variable compensation and vesting terms can vary depending on grant reason. Any awards granted that were not pursuant to CRD IV compliance are not subject to the one year no sale/transfer restriction. RSUs were valued based upon the fair market value on the date of the grant.

A summary of the Company’s RSUs and performance stock units and related activity as of and for the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Outstanding at January 1, 2021	367,012	$19.78	0.8	$8,082
Granted	438,435	27.71
Vested	(411,419)	23.12		11,260
Forfeited/cancelled	(7,549)	14.67
Unvested at December 31, 2021	386,479	$25.07	0.9	$16,240

NOTE 19.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of SBNA are eligible to participate in the 401(k) Plan, sponsored by the Company, following their completion of one month of service. There is no age requirement to join the 401(k) Plan. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. Beginning January 2020, SBNA matches 100% of employee contributions up to 6% of their compensation. In 2019, SBNA matched 100% of employee contributions up to 5% of the employee's compensation. SBNA's match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. SBNA recognized expense for contributions to the 401(k) Plan of $41.2 million, $40.2 million and $33.7 million during 2021, 2020 and 2019, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

SC sponsors a defined contribution plan offered to qualifying employees. All full-time and part-time employees age 21 or older are eligible to participate as of date of hire. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. SC matches 100% of employee contributions up to 6% of their eligible compensation. The total amount contributed by SC under this plan in 2021, 2020 and 2019 was $18.2 million, $16.3 million and $14.0 million, respectively.

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

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $26.9 million and $28.4 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2021 and 2020, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $13.5 million and $12.8 million at December 31, 2021 and 2020, respectively.

BSI and SIS are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former BSI and SIS employees. Effective December 31, 2012, the defined benefit pension plan was frozen. The amounts representing BSI and SIS's share of the pension liability are recorded within Other liabilities on the Consolidated Balance Sheets. This plan currently has an unfunded liability of $31.6 million, of which $18.1 million is the share of the liability assigned to BSI and SIS combined.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2021	December 31, 2020
	(in thousands)
Commitments to extend credit	$27,648,128	$30,883,502
Letters of credit	1,374,081	1,432,764
Commitments to sell loans	56,725	49,791
Recourse exposure on sold loans	19,095	26,362
Total commitments	$29,098,029	$32,392,419

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

Included within the reported balances for Commitments to extend credit at December 31, 2021 and 2020 were $3.8 billion and $5.4 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2021 was 12.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2021 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2021. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2021 and 2020, the liability related to unfunded lending commitments was $104.1 million and $146.5 million, respectively.

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

Securities Borrowed and Lending Subject to Repurchase or Resale Agreements

In the second quarter of 2021, the Company began entering into Securities Financing Activities primarily to deploy the Company’s excess cash and investments. Refer to Note 13 to these Consolidated Financial Statements for further discussion of the Company's commitments in connection with those agreements.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of December 31, 2021 and 2020, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2021	December 31, 2020
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$41,995	$43,778
Agreement with Bank of America	Servicer performance fee	462	1,200
Agreement with CBP	Loss-sharing payments	273	181
Other contingencies	Consumer arrangements	6,937	22,155

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

During the first quarter of 2021, SC completed the sale of the Bluestem personal lending portfolio to a third party. In addition, SC executed a forward flow sale agreement with a third party to purchase all personal lending receivables that SC purchases from Bluestem through the term of the agreement with Bluestem.

As of December 31, 2020, the total unused credit available to customers was $2.7 billion. In 2021, SC purchased $0.3 billion of receivables out of the $2.7 billion of unused credit available to customers as of December 31, 2020. In 2020, SC purchased $1.2 billion of receivables out of the $3.0 billion of unused credit available to customers as of December 31, 2019. In addition, SC purchased $24.9 million and $294.3 million of receivables related to newly-opened customer accounts during the years ended December 31, 2021 and 2020, respectively.

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of December 31, 2021, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2021 and 2020 not subject to a market price check was $3.0 million and $15.3 million, respectively.

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

As of December 31, 2021 and 2020, the Company accrued aggregate legal and regulatory liabilities of approximately $44.0 million and $109.5 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $12.8 million as of December 31, 2021. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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
Overtime Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that SBNA failed to pay overtime to current and former branch operations managers. The Court denied SBNA’s motion to dismiss. Plaintiff's motion seeking to amend its complaint to add additional state law claims is fully briefed. On January 28, 2022, plaintiffs filed a motion seeking preliminary approval of a settlement with SBNA pursuant to which SBNA will pay a total of $4.25 million to resolve the litigation.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Shareholder Derivative Lawsuits

Seattle City Employees Retirement System v. Santander Holdings USA, Inc., et al: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current director breached their fiduciary duties by causing SC to engage in share repurchases for the purpose of increasing SHUSA’s ownership of SC above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of SC’s shareholders. The defendants filed an answer to the complaint. The complaint was dismissed with prejudice in February 2022.

Caldwell v. Santander Consumer USA Holdings Inc.: In September 2020, a purported shareholder of SC Common Stock filed a complaint against SC and its Board of Directors in the United States District Court for the Southern District of New York, captioned Craig Caldwell v. Santander Consumer USA Holdings Inc., 1:21-cv-07842, alleging violations of the Exchange Act when the Board allegedly authorized the filing of a materially incomplete and misleading Solicitation/Recommendation Statement with the SEC in connection with SHUSA’s proposed purchase of the remaining shares of SC Common Stock not already owned by SHUSA. The plaintiff seeks to enjoin the defendants from proceeding with the proposed transaction. SC’s response to the complaint was due on February 15, 2022.

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

Kelly v. SC. A putative Pennsylvania-only class action pending in the United States District Court for the Eastern District of Pennsylvania, captioned Hugh and Christina Kelly v. Santander Consumer USA Holdings Inc., 2:20-cv-03698, alleges that SC violated the Uniform Commercial Code and Pennsylvania Motor Vehicle Sales Finance Act, and that repossessions were not commercially reasonable or done in good faith when the post-repossession notice included a storage fee of $25 that was less than the stated amount. Plaintiffs also allege that SC failed to inform the consumers of a required fee to retrieve their personal affects. Plaintiffs allege that any fee charged by a recovery agent or auction house was impermissible due to SC’s failure to disclose them. SC filed an answer to the complaint.

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

Currently, such matters include, but are not limited to, the following:

Massachusetts Attorney General Investigation – Repossession Notices. The Massachusetts Attorney General issued a CID to SC seeking all notices provided to Massachusetts residents from March 30, 2017 to the present regarding repossession or auction of a repossessed vehicle. SC is cooperating with this investigation.

IHC Matters

Periodically, SSLLC is party to pending and threatened legal actions and proceedings, including FINRA arbitration actions and class action claims.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Puerto Rico Putative Class Action: SSLLC, SBC, BSPR, the Company and Santander are defendants in a putative class action alleging federal securities and common law claims relating to the solicitation and purchase of more than $180.0 million of Puerto Rico bonds and $101.0 million of CEFs during the period from December 2012 to October 2013. The case is pending in the United States District Court for the District of Puerto Rico and is captioned Jorge Ponsa-Rabell, et. al. v. SSLLC, Civ. No. 3:17-cv-02243. The amended complaint alleges that defendants acted in concert to defraud purchasers in connection with the underwriting and sale of Puerto Rico municipal bonds, CEFs and open-end funds. In May 2019, the defendants filed a motion to dismiss the amended complaint. On July 22, 2020, the District Court dismissed the complaint. Plaintiffs appealed and the United States Court of Appeals for the First Circuit heard oral argument on plaintiffs’ appeal in October 2021.

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $720.0 million. On September 16, 2020, the defendants moved to dismiss the complaint. On June 2, 2021, the court denied the defendants’ motion to dismiss. Defendants appealed the decision and, on December 17, 2021, the Puerto Rico Court of Appeals reversed the trial court decision and dismissed the complaint.

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

Real Legacy Assurance ERISA Litigation: On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its Answer and discovery is ongoing.

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

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Stockholder's Equity

The Company received cash contribution of $88.9 million in 2019 from Santander. The Company did not receive any capital contributions from Santander in 2021 or 2020.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2021 and 2020, the average unfunded balance outstanding under these commitments was $146.9 million and $109.7 million, respectively. BSI also provides standby letters of credit to affiliates. As of December 31, 2021 and 2020, the outstanding balance under these commitments was $224.6 million and $240.1 million, respectively.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with affiliates, including Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements.

Derivatives

As of December 31, 2021 and 2020, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $34.5 billion and $29.8 billion, respectively.

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company, including the Company's executive officers, are priced at up to a 0.25% discount to market, but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans As of December 31, 2021 and 2020 was $3.3 million and $2.6 million, respectively.

Deposit and checking accounts

SBNA has certain deposit and checking accounts of its affiliates. Banco Santander (Brasil) S.A. had deposits with SBNA of $1.5 billion and $2.0 billion as of December 31, 2021 and 2020, respectively. Banco Santander-Chile had deposits with SBNA of $1.0 billion and $845.0 million as of December 31, 2021 and 2020, respectively. Banco Santander-Rio had deposits of $110.0 million and zero as of December 31, 2021 and 2020, respectively with the Bank. These transactions do not eliminate in the consolidation of SHUSA. SHUSA had a balance of $3.7 billion and $4.2 billion as of December 31, 2021 and 2020, respectively in these accounts with the Bank. SC has certain deposit and checking accounts with SBNA. As of December 31, 2021 and 2020, SC had a balance of $1.7 billion and $32.5 million, respectively, in these accounts. SC also held collateral with SBNA in the amount of $7.7 million and $27.0 thousand as of December 31, 2021 and 2020. These transactions eliminate in the consolidation of SHUSA.

SHUSA and SBNA Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The following agreements do not eliminate in consolidation:

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in the amount of $10.2 million in 2021, $12.0 million in 2020 and $10.2 million in 2019. There were no payables in connection with this agreement for the years ended December 31, 2021 or 2020. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Operations, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in the amount of $1.6 million in 2021, $3.6 million in 2020 and $4.1 million in 2019. The Company had no payables in connection with this agreement in 2021 or 2020. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Technology S.L. is under contract with the Company to provide professional services, IT development, support and administration, with fees for these services paid in the amount of $138.2 million in 2021, $127.2 million in 2020 and $136.9 million in 2019. In addition, as of December 31, 2021 and 2020, the Company had payables for these services in the amounts of $0.1 million and $8.7 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for SBNA’s derivative, foreign exchange and hedging transactions and programs. Fees were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in the amounts of $6.4 million in 2021, and $6.5 million in 2020 and $1.4 million in 2019. There were no payables in connection with this agreement in 2021 or 2020. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•In 2020, the Company and San Mexico, a Santander affiliate, entered into an agreement for technology services. The Company provides technology support to San Mexico, which will include staff management services and consulting management services. The Company recognized $1.7 million and $1.8 million in fees for the years ended December 31, 2021 and 2020, respectively, which is included within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2021 and 2020, the Company had receivables related to this agreement of $1.1 million and zero, respectively.
•During the years ended December 31, 2021, 2020 and 2019, the Company paid $14.0 million, $17.4 million, $15.4 million to Santander for the development and implementation of global projects as part of internal expense allocation.
•SBNA and SIS entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the US where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between SBNA and SIS eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the years ended, December 31, 2021 and 2020, SBNA received net fee income of $11.6 million and $29.0 million, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2021 and 2020, SIS had a net receivable from Santander's New York Branch of $6.8 million and $1.5 million in connection with this agreement.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Transactions with SC

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

SC Credit Facilities

SC has a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, SC incurred interest expense, including unused fees of $49.9 million, $20.7 million and zero, respectively. Accrued interest on lines of credit was $2.1 million and $1.6 million at December 31, 2021 and 2020, respectively.

SC has a committed revolving credit agreement with SHUSA that can be drawn on an unsecured basis and eliminates in consolidation. During the years ended December 31, 2021, December 31, 2020 and December 31, 2019, SC incurred interest expense, including unused fees of $278.0 million, $290.0 million and $209.4 million, respectively. Accrued interest on lines of credit was $34.1 million and $40.2 million at December 31, 2021 and 2020, respectively.

SC Securitizations

SC entered into an MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. Servicing fee income recognized related to this agreement totaled $8.9 million, $16.5 million and $29.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Other information relating to the SPAIN securitization platform for the years ended December 31, 2021 and 2020 is as follows:

(in thousands)	December 31, 2021	December 31, 2020
Servicing fees receivable	498	1,070
Collections due to Santander	3,635	6,203
Santander Investment Securities Inc. (SIS), an affiliated entity, serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS totaled $5.4 million, $2.7 million and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, eliminate in consolidation.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Other SC related-party transactions

•As of December 31, 2021, Jason A. Kulas and Thomas Dundon, both former members of SC's Board of Directors and CEOs of SC, each had a minority equity investment in a property in which SC leases approximately 373,000 square feet as its corporate headquarters. During the years ended December 31, 2021, 2020 and 2019, SC recorded $3.9 million, $5.1 million and $5.3 million, respectively, in lease expenses on this property. SC subleases approximately 13,000 square feet of its corporate office space to SBNA. Sub-lease income for the years ended December 31, 2021, 2020 and 2019 was immaterial. Future minimum lease payments over the remainder of the six-year term of the lease, which extends through 2026, total $33.5 million.
•In July 2021, SC entered into a Platform Development and License Agreement ("PDLA") with AutoFi Inc. for the design and operation of a digital software platform for the sale and financing of automobiles. Mouro Capital, which is a wholly-owned subsidiary of Santander, owns 10.3% of the total equity of AutoFi Inc. The PDLA, requires the Company to pay $6.0 million for the design and development of the digital software platform in the first year of the PDLA. After the first year of the PDLA, the Company has agreed to pay AutoFi, Inc. between $2.4 million and $3.0 million per year plus certain transaction-related fees for software development, dealer onboarding and support, and hosting services.

SC Service Agreements

SC entered into or was subject to various service agreements with the Company and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The following agreements eliminate in consolidation:

•RIC and RV Marine Contracts - The Company has agreements with SC under which SC will service auto RICs and recreational and marine vehicle portfolios. Servicing fee expenses recognized under these agreements totaled $1.3 million and $1.9 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $121.3 million of RIC and RV portfolios serviced by SC compared to $190.5 million as of December 31, 2020. Cash collections due from SC were $23.3 million and $19.7 million as of December 31, 2021 and 2020, respectively. Servicing fees payable as of December 31, 2021 and 2020 were $3.2 million and $1.8 million, respectively.
•Dealer Lending- Under SC's agreement with the Company, SC is required to permit the Company a first right to review and assess Chrysler Capital dealer lending opportunities, and the Company is required to pay SC origination and annual renewal fees for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables to the Company held by SC. Origination and renewal fee expense recognized on these loans totaled zero and $3.1 million, and $5.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Under this agreement, SC could originate retail consumer loans in connection with sales of vehicles that were collateral held against floorplan loans by the Company. Upon origination, SC would remit payment to the Company to settle the transaction with the dealer. The Company had receivables of $4.0 million and $7.5 million from SC related to such originations as of December 31, 2021 and 2020, respectively.
•Loan Origination Support Services - The Bank has an agreement with SC under which SC provides the Bank with origination support services in connection with the processing, underwriting and origination of retail loans, primarily from Stellantis dealers. In addition, SC has agreed to perform the servicing for any loans originated on the Bank's behalf. For the years ended December 31, 2021 and 2020, SC facilitated the purchase of $7.6 billion and $5.4 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $52.4 million and $38.7 million for the years ended December 31, 2021 and 2020, respectively, of which $4.1 million was receivable and $2.7 million was payable to SC as of December 31, 2021 and 2020, respectively.
•Leased Vehicle Origination Support Services - Beginning in the third quarter of 2021, SC also agreed to provide SBNA with support services in connection with the origination and servicing of vehicle leases, primarily from Stellantis dealers, that are funded and owned by SBNA. SC has also agreed to provide servicing for any leases originated by SBNA. At December 31, 2021, SC serviced $740.5 million of vehicle leases for SBNA. SBNA paid referral and servicing fees of $0.6 million the year ended December 31, 2021, of which $1.9 million was payable to SC as of December 31, 2021. In addition, at December 31, 2021, SC owed $2.2 million of revenue sharing reimbursement to SBNA.

Employees Services Agreements

The Company has agreements with and between its consolidated entities under which certain employees provide services, including human resources, IT, legal, compliance, accounting and other services across entities. Intercompany revenues / expenses for these services eliminate in consolidation.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

In addition to those noted above, other subsidiaries of the Company have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. During the year ended December 31, 2021, 2020, and 2019, BSI sold loan participation to Santander of $618.2 million, $618.2 million, and $714.2 million, respectively. As of December 31, 2021 and 2020, BSI had deposits with unconsolidated affiliates of $250.0 million and $750.0 million, respectively. BSI had short-term borrowings with unconsolidated affiliates of zero at December 31, 2021, compared to $200.0 million as of December 31, 2020. BSI had deposits from unconsolidated affiliates of $90.2 million and $72.9 million as of December 31, 2021 and 2020, respectively. BSI also leases space from affiliated entities that eliminates in consolidation.
•SIS enters into transactions with affiliated entities in the ordinary course of business. SIS executes, clears certain of its securities transactions through various affiliates in Latin America and Europe, participates in underwriting activities for affiliates, earns revenue from investment and other services performed for affiliates, and also pays for management, administrative support, system, and risk management services provided by affiliates. These transactions eliminate in consolidation.
•Santander Securities LLC (SSLLC), a Santander affiliate, maintains a contract with SBNA to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities LLC collects amounts due from customers on behalf of the Company and remits the amounts net of fees. Fees recognized related to this agreement were $6.6 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively, which eliminate in consolidation. As of December 31, 2021 and 2020 the Company had receivables with Santander Securities LLC in the amount of $3.2 million and $6.5 million, respectively.

NOTE 22. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2021 and 2020, SBNA met the well-capitalized capital ratio requirements.

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

Federal banking laws, regulations and policies also limit SBNA’s ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the bank is not adequately capitalized at the time. The OCC's prior approval would be required if SBNA is notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2021, 2020, and 2019, the Company paid cash dividends of zero, $125.0 million and $400.0 million, respectively.

The Company did not have any preferred stock outstanding in 2021, 2020 or 2019.
The following schedule summarizes the actual capital balances of SBNA and SHUSA at December 31, 2021 and 2020:

	REGULATORY CAPITAL
(Dollars in thousands)	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2021(1):
Regulatory capital	$10,694,372	$10,694,372	$11,413,014	$10,694,372
Capital ratio	16.36%	16.36%	17.45%	11.18%
SHUSA at December 31, 2021(1):
Regulatory capital	$21,068,063	$23,174,869	$25,332,953	$23,174,869
Capital ratio	18.84%	20.73%	22.66%	15.01%

	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2020(1):
Regulatory capital	$10,266,788	$10,266,788	$11,084,978	$10,266,788
Capital ratio	15.67%	15.67%	16.92%	12.13%
SHUSA at December 31, 2020(1):
Regulatory capital	$18,368,202	$20,048,095	$21,658,574	$20,048,095
Capital ratio	15.94%	17.40%	18.80%	13.77%
(1) Capital ratios calculated under CECL transition provisions permitted by the CARES Act.

NOTE 23. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: CBB, C&I, CRE & VF, CIB, and SC.
•The CBB segment includes the products and services provided to Bank consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, and business loans such as business lines of credit and commercial cards. SBNA also finances indirect consumer automobile RICs and leases through intercompany agreements with SC. In addition, SBNA provides investment services to its retail customers, including annuities, mutual funds, and insurance products. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year-to-Date Ended	SHUSA Reportable Segments
December 31, 2021	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$1,442,787	$289,083	$377,256	$107,565	$(197,348)	$4,148,149	$(411)	$22,440	$6,189,521
Non-interest income	318,130	70,685	43,370	245,080	427,074	3,403,935	—	(56,087)	4,452,187
Credit loss expense / (benefit)	(20,871)	(78,402)	(10,116)	(27,641)	(4,789)	(65,530)	—	—	(207,349)
Total expenses	1,564,273	256,415	145,629	277,669	520,194	3,386,551	24,810	(31,374)	6,144,167
Income/(loss) before income taxes	217,515	181,755	285,113	102,617	(285,679)	4,231,063	(25,221)	(2,273)	4,704,890
Intersegment revenue/(expense)	(785)	13,874	3,451	(16,540)	—	—	—	—	—
Total assets	24,303,985	6,920,144	19,725,785	16,016,527	45,121,362	47,733,428	—	—	159,821,231
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
(4) Includes results and assets of SIS.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

For the Year-to-Date Ended	SHUSA Reportable Segments
December 31, 2020	CBB	C&I	CRE & VF	CIB(4)	Other(1)	SC(2)	SC Purchase Price Adjustments(3)	Eliminations(3)	Total
	(in thousands)
Net interest income	$1,372,694	$326,387	$386,209	$130,139	$(22,318)	$4,151,344	$(711)	$15,737	$6,359,481
Non-interest income	292,598	65,938	13,668	263,874	323,448	3,024,918	10,864	(45,320)	3,949,988
Credit loss expense / (benefit)	370,228	135,422	106,201	28,099	(137,065)	2,364,460	838	—	2,868,183
Total expenses	3,064,404	551,102	140,836	260,908	575,031	3,601,970	39,201	(25,218)	8,208,234
Income/(loss) before income taxes	(1,769,340)	(294,199)	152,840	105,006	(136,836)	1,209,832	(29,886)	(4,365)	(766,948)
Intersegment revenue/(expense)	(856)	12,617	4,879	(16,640)	—	—	—	—	—
Total assets	22,241,080	7,789,730	20,717,404	10,965,616	38,831,353	48,887,493	—	—	149,432,676
(1)- (4) Refer to corresponding notes above.

For the Year Ended	SHUSA Reportable Segments
December 31, 2019	Consumer & Business Banking	C&I	CRE & VF	CIB	Other(2)	SC(3)	SC Purchase Price Adjustments(4)	Eliminations(4)	Total
	(in thousands)
Net interest income	$1,287,171	$328,939	$400,339	$151,573	$210,171	$3,971,826	$38,408	$54,341	$6,442,768
Total non-interest income	345,842	84,973	20,453	208,867	406,735	2,760,370	6,184	(104,307)	3,729,117
Provision for credit losses	150,329	38,102	13,507	6,045	(7,381)	2,093,749	(2,334)	—	2,292,017
Total expenses	1,565,458	326,043	154,150	273,004	751,748	3,284,179	40,107	(28,837)	6,365,852
Income/(loss) before income taxes	(82,774)	49,767	253,135	81,391	(127,461)	1,354,268	6,819	(21,129)	1,514,016
Intersegment revenue/(expense)(1)	(933)	9,403	5,950	(14,420)	—	—	—	—	—
Total assets	23,915,156	8,771,290	21,284,739	10,074,677	36,531,083	48,922,532	—	—	149,499,477
(1)- (4) Refer to corresponding notes above.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2021	2020
	(in thousands)
Assets
Cash and cash equivalents	$3,550,193	$4,081,575
Loans to bank subsidiaries	1,000,000	—
Loans to non-bank subsidiaries	5,350,000	6,800,000
Investment in subsidiaries:
Bank subsidiaries	9,405,335	9,244,620
Non-bank subsidiaries	12,506,523	10,381,360
Premises and equipment, net	43,785	38,626
Equity method investments	6,049	6,019
Restricted cash	56,538	56,403
Deferred tax assets, net	208,695	207,520
Other assets (1)	327,594	209,644
Total assets	$32,454,712	$31,025,767
Liabilities and stockholder's equity
Borrowings and other debt obligations	$9,622,233	$10,656,350
Borrowings from subsidiary banks	—	121,547
Borrowings from non-bank subsidiaries	152,026	150,981
Deferred tax liabilities, net	119,939	130,574
Other liabilities	188,421	222,594
Total liabilities	10,082,619	11,282,046
Stockholder's equity	22,372,093	19,743,721
Total liabilities and stockholder's equity	$32,454,712	$31,025,767
(1) Includes $0.2 million and $1.0 million of other investments at December 31, 2021 and December 31, 2020, respectively.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2021	2020	2019
	(in thousands)
Interest income	$289,846	$297,621	$176,013
Income from equity method investments	59	426	2,288
Other income (1)	75,387	151,514	58,373
Total income	365,292	449,561	236,674
Interest expense	369,861	382,936	345,888
Other expense	279,697	261,821	234,849
Total expense	649,558	644,757	580,737
Loss before income taxes and equity in earnings of subsidiaries	(284,266)	(195,196)	(344,063)
Income tax benefit	(38,800)	(275,290)	(38,732)
(Loss)/Income before equity in earnings of subsidiaries	(245,466)	80,094	(305,331)
Equity in undistributed earnings of:
Bank subsidiaries	503,075	(1,282,781)	387,938
Non-bank subsidiaries	2,724,753	362,323	670,562
Net income/(loss)	2,982,362	(840,364)	753,169
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(158,184)	98,281	(301)
Net unrealized (losses)/gains recognized on investment securities	(197,168)	140,143	222,887
Pension and post-retirement actuarial gains, net of tax	947	16,078	10,859
Total other comprehensive (loss)/gain	(354,405)	254,502	233,445
Comprehensive income/(loss)	$2,627,957	$(585,862)	$986,614
(1) Includes $62.4 million gain on sale of SBC at December 31, 2020.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$2,982,362	$(840,364)	$753,169
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)/expense	(82,394)	(261,113)	235,688
Undistributed earnings of:
Bank subsidiaries	(503,075)	1,282,781	(387,938)
Non-bank subsidiaries	(2,724,753)	(362,323)	(670,562)
Net gain on sale of investment in subsidiary and other assets	(611)	(65,229)	—
Equity earnings from equity method investments	(59)	(426)	(2,288)
Dividends from investment in subsidiaries	336,153	213,092	482,548
Depreciation, amortization and accretion	32,976	37,350	34,403
Loss on debt extinguishment	—	10,260	1,627
Net change in other assets and other liabilities	(80,927)	148,679	(56,938)
Net cash (used in)/provided by operating activities	(40,328)	162,707	389,709
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from prepayments and maturities of AFS investment securities	—	—	250,000
Purchases of other investments	—	—	(1,042)
Net capital returned from/(contributed to) subsidiaries	250,968	(25,707)	(215,657)
Originations of loans to subsidiaries	(13,981,000)	(10,245,000)	(7,995,000)
Repayments of loans by subsidiaries	14,431,000	9,095,000	5,845,000
Proceeds from business divestitures	—	1,277,626	—
Purchases of premises and equipment	(27,855)	(2,538)	(9,800)
Net cash provided by/(used in) investing activities	673,113	99,381	(2,126,499)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of Parent Company debt obligations	(1,421,077)	(1,371,274)	(2,225,806)
Net proceeds received from Parent Company debt obligations	501,000	1,941,003	3,811,670
Net change in commercial paper	(125,000)	125,000	—
Net change in borrowings from subsidiary banks	(120,000)	120,000	—
Net change in borrowings from non-bank subsidiaries	1,045	2,233	3,583
Dividends paid on common stock	—	(125,000)	(400,000)
Capital contribution from shareholder	—	—	88,927
Net cash (used in)/provided by financing activities	(1,164,032)	691,962	1,278,374
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(531,247)	954,050	(458,416)
Cash, cash equivalents, and restricted cash at beginning of period	4,137,978	3,183,928	3,642,344
Cash, cash equivalents, and restricted cash at end of period (1)	$3,606,731	$4,137,978	$3,183,928

NON-CASH TRANSACTIONS
Adoption of lease accounting standard:
ROU assets	$—	$—	$6,779
Accrued expenses and payables	—	—	7,622
(1) Amounts for the years ended December 31, 2021, 2020, and 2019 include cash and cash equivalents balances of $3.6 billion, $4.1 billion, and $3.1 billion, respectively, and restricted cash balances of $56.5 million, $56.4 million, and $58.2 million, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Consolidated Statement of Cash Flows (SCF). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO and effected by the Company's Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with GAAP.

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

As of December 31, 2021, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on the assessment, management determined the Company did not maintain effective internal control over financial reporting as of December 31, 2021 because of the material weakness described below.

The Company did not design and maintain effective controls to verify the proper classification of loan activities related to loans held for sale (LHFS) and loans held for investment (LHFI) within the SCF.

This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF, which resulted in the restatement of the Consolidated Financial Statements as of and for the periods ending March 31, June 30, and September 30, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for LHFS and LHFI that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation Status of Reported Material Weaknesses

The Company is currently working to remediate the material weakness described above. To address the material weakness in the proper classification of loan activities within the SCF, the Company is in the process of strengthening its controls as follows:

•Enhancing the documentation and review process around identification and tracking of the classification of loans at origination, and
•Enhancing the review controls and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF.
Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2021 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the US under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the year ended December 31, 2021.

•Santander Brasil holds a blocked account for a customer with domicile in Brazil designated by the U.S. under the SDGT sanctions program. The relationship with the customer preceded its designation under the sanctions program. Revenues and profits were generated by Santander Brasil on this account in the year ended December 31, 2021 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the US under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2021 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Omitted.

ITEM 11 - EXECUTIVE COMPENSATION

Omitted.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2021 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2021(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,058	$8,191	$2,657	$19,906
Audit-Related Fees (3)	900	400	155	1,455
Tax Fees (4)	40	235	—	275
All Other Fees (5)	11	7	—	18
Total Fees	$10,009	$8,833	$2,812	$21,654
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
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2020.

Fiscal Year Ended December 31, 2020(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,280	$7,505	$4,331	$21,116
Audit-Related Fees (3)	270	965	—	1,235
Tax Fees (4)	200	195	—	395
All Other Fees(5)	14	7	—	21
Total Fees	$9,764	$8,672	$4,331	$22,767
(1) Audit fees for 2020 have been adjusted reflect amounts billed in 2021 related to 2020 audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2021, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2021.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 7, 2022	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 7, 2022	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wennes Timothy Wennes	Director, President Chief Executive Officer (Principal Executive Officer)	March 7, 2022

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 7, 2022

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 7, 2022

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 7, 2022

/s/ Javier Maldonado Javier Maldonado	Director	March 7, 2022

/s/ Thomas S. Johnson Thomas S. Johnson	Director	March 7, 2022

/s/ Ana Botin Ana Botin	Director	March 7, 2022

/s/ Stephen A. Ferriss Stephen A. Ferriss	Director	March 7, 2022

/s/ Alan Fishman Alan Fishman	Director	March 7, 2022

/s/ Juan Guitard Juan Guitard	Director	March 7, 2022

/s/ Hector Grisi Hector Grisi	Director	March 7, 2022

/s/ Edith Holiday Edith Holiday	Director	March 7, 2022

/s/ Guy Moszkowski Guy Moszkowski	Director	March 7, 2022

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 7, 2022