Form 10-Q
period 2022-03-31
Santander Holdings USA, Inc.
filed 2022-05-06
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022

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
Number of shares of common stock outstanding at April 30, 2022: 530,391,043 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC., AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “will,” “would,” “believes,” “expects,” “anticipates,” “estimate,” “intends,” “plans,” “assume," "goal," "seek," "can", "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors and assumptions, some of which are beyond the Company's control. Among the factors that could cause the Company’s financial performance to differ materially from that suggested by forward-looking statements are:

•the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, including policies that affect market interest rates and money supply, as well as the impact of changes in and interpretations of GAAP, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;
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
•inflation, interest rate, market and monetary fluctuations, including effects from the discontinuation of LIBOR as an interest rate benchmark, may, among other things, reduce net interest margins and impact funding sources, revenue and expenses, the value of assets and obligations, and the ability to originate and distribute financial products in the primary and secondary markets;
•the adverse impact of COVID-19 on our business, financial condition, liquidity, reputation and results of operations;
•natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks of hostilities or effects of climate change, and SHUSA's ability to deal with disruptions caused by such disasters and emergencies;
•the pursuit of protectionist trade or other related policies, including tariffs and sanctions by the U.S., its global trading partners, and/or other countries, and/or trade disputes generally;
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
•acts of terrorism or domestic or foreign military conflicts. In this regard, during the first quarter SHUSA assessed its exposure to clients in Russia and Belarus and does not believe it has any significant risk with respect to these clients; and
•the other factors that are described in Part I, Item IA - Risk Factors of this Annual Report on Form 10-K.

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

ABS: Asset-backed securities	DOJ: Department of Justice
ACL: Allowance for credit losses	DPD: Days past due
AFS: Available-for-sale	DRIVE: Drive Auto Receivables Trust, a securitization platform
ALLL: Allowance for loan and lease losses	DTI: Debt-to-income
AOCI: Accumulated other comprehensive income	EAD: Exposure at default
APS: Amherst Pierpont Securities LLC	EIP: Economic impact payments
ASC: Accounting Standards Codification	EIR: Effective interest rate
ASU: Accounting Standards Update	ETR: Effective tax rate
ATM: Automated teller machine	Evaluation Date: March 31, 2022
BHC: Bank holding company	Exchange Act: Securities Exchange Act of 1934, as amended
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
BSPR: Banco Santander Puerto Rico	Federal Reserve: Board of Governors of the Federal Reserve System
C&I: Commercial & industrial	FHLB: Federal Home Loan Bank
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FHLMC: Federal Home Loan Mortgage Corporation
CBB: Consumer and Business Banking	FICO®: Fair Isaac Corporation credit scoring model
CBP: Citizens Bank of Pennsylvania	FINRA: Financial Industrial Regulatory Authority
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FNMA: Federal National Mortgage Association
CCAR: Comprehensive Capital Analysis and Review	FRB: Federal Reserve Bank
CD: Certificate of deposit	FVO: Fair value option
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	GAAP: Accounting principles generally accepted in the United States of America
CEF: Closed-end fund	GDP: Gross domestic product
CEO: Chief Executive Officer	GNMA: Government National Mortgage Association
CET1: Common equity Tier 1	GSIB: Global systemically important bank
CEVF: Commercial equipment vehicle financing	HFI: Held for investment
CFPB: Consumer Financial Protection Bureau	HFS: Held for sale
CFO: Chief Financial Officer	HPI: Housing Price Index
CIB: Corporate and Investment Banking	HTM: Held to maturity
CID: Civil investigative demand	IBOR: Inter-bank offered rate
CLTV: Combined loan-to-value	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	LCR: Liquidity coverage ratio
CRE: Commercial Real Estate	LGD: Loss given default
DCF: Discounted cash flow	LHFI: Loans held for investment
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act

LHFS: Loans held for sale	SBC: Santander BanCorp and its subsidiaries
LIBOR: London Interbank Offered Rate	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIHTC: Low income housing tax credit	SCB: Stress capital buffer
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCART: Santander Consumer Auto Receivables Trust
MBS: Mortgage-backed securities	SCF: Statement of cash flows
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDART: Santander Drive Auto Receivables Trust
Moody's: Moody's Investor Service, Inc.	SDGT: Specially Designated Global Terrorist
MPLFA: Ten-year master private-label financing agreement with Stellantis signed in May 2013	SEC: Securities and Exchange Commission
MSPA: Master Securities Purchase Agreement	Securities Act: Securities Act of 1933, as amended
MSR: Mortgage servicing right	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MVE: Market value of equity	SFS: Santander Financial Services, Inc.
NCI: Non-controlling interest	SHUSA: Santander Holdings USA, Inc.
NMDs: Non-maturity deposits	SIS: Santander Investment Securities Inc.
NMTC: New market tax credits	SOFR: Secured overnight financing rate
NPL: Non-performing loan	SPAIN: Santander Private Auto Issuing Note
NPR: Notice of proposed rule-making	SPE: Special purpose entity
OCC: Office of the Comptroller of the Currency	SRT: Santander Retail Auto Lease Trust
OCI: Other comprehensive income	SSLLC: Santander Securities LLC
OIS: Overnight indexed swap	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
OREO: Other real estate owned	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	TDR: Troubled debt restructuring
PCH: Pierpont Capital Holdings LLC	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
PD: Probability of default	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	Trusts: Securitization trusts
ROU: Right-of-use	UPB: Unpaid principal balance
RV: Recreational vehicle	USD: United States dollar
RWA: Risk-weighted asset	VIE: Variable interest entity
S&P: Standard & Poor's	VOE: Voting rights entity
SAF: Santander Auto Finance	YTD: Year-to-date
SAM: Santander Asset Management, LLC
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc
SBNA: Santander Bank, National Association

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$13,519,278	$19,305,530
Federal funds sold and securities purchased under resale agreements or similar arrangements	4,904,070	5,346,468
Investment securities:
AFS at fair value (amortized cost of $8,794,749 and $11,409,953 as of March 31, 2022 and December 31, 2021, respectively)	8,443,756	11,313,937
HTM (fair value of $8,968,074 and $6,629,206 as of March 31, 2022 and December 31, 2021, respectively)	9,388,092	6,702,471
Other investments (includes trading securities of $33,319 and $35,791 as of March 31, 2022 and December 31, 2021, respectively)	1,311,863	1,096,138
LHFI(1) (5)	91,775,567	92,075,812
ALLL (5)	(6,405,231)	(6,461,410)
Net LHFI	85,370,336	85,614,402
LHFS (2)(5)	328,164	255,023
Premises and equipment, net (3)	834,587	856,393
Operating lease assets, net (5)(6)	15,205,615	15,406,402
Goodwill	2,596,161	2,596,161
Intangible assets, net	327,859	339,079
BOLI	1,948,755	1,942,099
Restricted cash (5)	5,944,767	5,711,705
Other assets (4) (5)	3,662,875	3,335,423
TOTAL ASSETS	$153,786,178	$159,821,231
LIABILITIES
Accounts payables and accrued expenses	$5,697,065	$5,329,755
Deposits and other customer accounts	78,589,116	81,598,172
Federal funds purchased and securities loaned or sold under repurchase agreements	4,820,950	5,258,875
Borrowings and other debt obligations (5)	40,239,594	41,133,187
Advance payments by borrowers for taxes and insurance	179,442	142,592
Deferred tax liabilities, net	714,561	771,341
Other liabilities (5)	1,600,744	1,119,959
TOTAL LIABILITIES	131,841,472	135,353,881
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2022 and December 31, 2021)	17,291,775	17,875,938
AOCI/(loss), net of taxes	(789,291)	(188,110)
Retained earnings	5,442,222	4,826,127
TOTAL SHUSA STOCKHOLDER'S EQUITY	21,944,706	22,513,955
NCI	—	1,953,395
TOTAL STOCKHOLDER'S EQUITY	21,944,706	24,467,350
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$153,786,178	$159,821,231
(1) LHFI includes $29.5 million and $33.5 million of loans recorded at fair value at March 31, 2022 and December 31, 2021, respectively.
(2) Includes $81.1 million and $166.8 million of loans recorded at the FVO at March 31, 2022 and December 31, 2021, respectively.
(3) Net of accumulated depreciation of $1.9 billion and $1.8 billion at March 31, 2022 and December 31, 2021, respectively.
(4) Includes MSRs of $99.5 million and $79.1 million at March 31, 2022 and December 31, 2021, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2022 and December 31, 2021, LHFI included $21.5 billion and $20.6 billion, LHFS included zero and zero , Operating leases assets, net included $13.6 billion and $14.7 billion, restricted cash included $1.6 billion and $1.6 billion, Other assets included $638.9 million and $629.4 million, Borrowings and other debt obligations included $28.9 billion and $29.2 billion, and Other liabilities included $101.5 million and $81.1 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.7 billion and $3.8 billion at March 31, 2022 and December 31, 2021, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Year-to-Date Ended March 31
	2022	2021
INTEREST INCOME:
Loans	$1,645,084	$1,865,711
Interest-earning deposits	10,026	5,183
Investment securities:
AFS	33,684	26,054
HTM	31,157	25,435
Other investments	2,238	2,524
TOTAL INTEREST INCOME	1,722,189	1,924,907
INTEREST EXPENSE:
Deposits and other customer accounts	16,945	29,786
Borrowings and other debt obligations	225,238	275,789
TOTAL INTEREST EXPENSE	242,183	305,575
NET INTEREST INCOME	1,480,006	1,619,332
Credit loss expense	216,809	76,067
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,263,197	1,543,265
NON-INTEREST INCOME:
Consumer and commercial fees	97,490	119,220
Capital market revenue	64,759	81,788
Lease income	671,204	772,892
Miscellaneous income, net(1)	133,848	200,722
TOTAL FEES AND OTHER INCOME	967,301	1,174,622
Net gain on sale of investment securities	13,955	9,874
TOTAL NON-INTEREST INCOME	981,256	1,184,496
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	495,325	465,258
Occupancy and equipment expenses	151,550	172,076
Technology, outside service, and marketing expense	137,684	134,752
Loan expense	65,592	111,580
Lease expense	481,302	560,340
Other expenses	135,237	104,423
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,466,690	1,548,429
INCOME BEFORE INCOME TAX PROVISION	777,763	1,179,332
Income tax provision	161,668	286,829
NET INCOME INCLUDING NCI	616,095	892,503
LESS: NET INCOME ATTRIBUTABLE TO NCI	—	145,456
NET INCOME ATTRIBUTABLE TO SHUSA	$616,095	$747,047
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
unaudited (In thousands)

	Year-to-Date Ended March 31
	2022	2021
NET INCOME INCLUDING NCI	$616,095	$892,503
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(246,416)	(62,676)
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(355,325)	(122,156)
Pension and post-retirement actuarial gains, net of tax	560	938
TOTAL OCI, NET OF TAX	(601,181)	(183,894)
COMPREHENSIVE INCOME	14,914	708,609
NET INCOME INCLUDING NCI	—	145,456
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$14,914	$563,153

(1) Excludes zero, and $1.8 million, of OCI/(loss) attributable to NCI for the quarters ended March 31, 2022, and 2021, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2021	530,391	17,876,818	166,295	1,843,765	1,375,834	21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(183,894)	747,047	—	563,153
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	1,792	1,792
Net income attributable to NCI	—	—	—	—	145,456	145,456
Impact of SC stock option activity	—	—	—	—	3,621	3,621
Dividends paid to NCI	—	—	—	—	(26,594)	(26,594)
Stock repurchase	—	(880)	—	—	(8,594)	(9,474)
Balance, March 31, 2021	530,391	$17,875,938	$(17,599)	$2,590,812	$1,491,515	$21,940,666

Balance, January 1, 2022	530,391	17,875,938	(188,110)	4,826,127	1,953,395	24,467,350
Comprehensive income/(loss) attributable to SHUSA	—	—	(601,181)	616,095	—	14,914
Stock repurchase	—	(584,163)	—	—	(1,953,395)	(2,537,558)
Balance, March 31, 2022	530,391	$17,291,775	$(789,291)	$5,442,222	$—	$21,944,706

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Year-to-Date Ended March 31
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$616,095	$892,503
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	216,809	76,067
Deferred tax expense	96,896	253,814
Depreciation, amortization and accretion	985,526	643,477
Net gain on sale of loans	(6,196)	(4,626)
Net gain on sale of investment securities	(13,955)	(9,874)
Net gain on real estate owned, premises and equipment, and other	(1,739)	(470)
Equity loss on equity method investments	2,359	15,419
Originations of LHFS	(180,910)	(411,185)
Proceeds from sales of and collections on LHFS (1)	269,312	1,753,942
Net change in:
Revolving personal loans	—	34,246
Other assets, BOLI and trading securities	(180,901)	478,807
Other liabilities	346,350	(218,207)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,149,646	3,503,913

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	507,090
Proceeds from prepayments and maturities of AFS investment securities	776,554	1,408,899
Purchases of AFS investment securities	(1,158,020)	(2,216,074)
Proceeds from prepayments and maturities of HTM investment securities	412,652	553,091
Purchases of HTM investment securities	(354,522)	(677,416)
Proceeds from sales of other investments	2,959	32,360
Proceeds from maturities of other investments	250,000	—
Purchases of other investments	(470,548)	(254,697)
Net change in federal funds sold and securities purchased under resale agreements	442,398	—
Proceeds from sales of LHFI (2)	78,886	1,886,907
Proceeds from the sales of equity method investments	43,465	—
Distributions from equity method investments	3,278	1,058
Contributions to equity method and other investments	(64,023)	(29,976)
Proceeds from settlements of BOLI policies	8,961	7,390
Purchases of LHFI	(302,094)	(254,722)
Net change in loans other than purchases and sales	99,477	(560,505)
Purchases and originations of operating leases	(1,748,303)	(2,172,167)
Proceeds from the sale and termination of operating leases	1,473,063	1,498,000
Manufacturer and dealer incentives received/(paid)	(302,464)	(2,542)
Proceeds from sales of real estate owned and premises and equipment	1,676	6,828
Purchases of premises and equipment	(37,830)	(76,240)
NET CASH USED IN INVESTING ACTIVITIES	(844,435)	(342,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(3,009,056)	(855,008)
Net change in short-term borrowings	(55,000)	(195,593)
Net proceeds from long-term borrowings	5,430,186	6,881,403
Repayments of long-term borrowings	(6,285,898)	(9,311,341)
Repayments of FHLB advances (with terms greater than 3 months)	—	(300,000)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(437,925)	—
Net change in advance payments by borrowers for taxes and insurance	36,850	30,847
Dividends paid to NCI	—	(26,594)
Stock repurchase	(2,537,558)	(9,474)
Proceeds from the issuance of common stock	—	450
NET CASH USED IN FINANCING ACTIVITIES	(6,858,401)	(3,785,310)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,553,190)	(624,113)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,017,235	17,924,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$19,464,045	$17,300,628

NON-CASH TRANSACTIONS
Loans transferred from/(to) LHFI (from)/to LHFS, net	227,903	27,184
Unsettled purchases of investment securities	35,068	239,531
AFS investment securities transferred to HTM investment securities	2,982,205	—
(1) Included in this balance is sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the quarter ended March 31, 2021.
(2) Included in this balance is sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the quarter ended March 31, 2021.
(3) The quarters ended March 31, 2022 and 2021 include cash and cash equivalents balances of $13.5 billion and $11.5 billion, respectively, and restricted cash balances of $5.9 billion and $5.8 billion, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

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

Acquisitions

Acquisition of SC Shares

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer and subsequent merger. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% noncontrolling interest in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, APIC was decreased by $584.2 million for the difference between the carrying value of the noncontrolling interest and the amount paid to acquire it.

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

Acquisition of Pierpont Capital Holdings LLC

On April 11, 2022 SHUSA acquired PCH, parent company of APS, an independent institutional fixed-income broker dealer, for approximately $450 million. With the addition of PCH, the Company will significantly enhance its infrastructure and capabilities in market making of US fixed income capital markets and will provide a platform for self-clearing of fixed income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. PCH has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition will be accounted for as a business combination, and the assets and liabilities of PCH will be recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. Due to the timing of the acquisition, the fair value estimates of PCH's assets and liabilities were not available to be disclosed in these Consolidated Financial Statements as of and for the quarter ended March 31, 2022. On the acquisition date of April 11, 2022 PCH had a net book value of approximately $310 million. Immediately after the acquisition, SHUSA issued PCH an unsecured intercompany loan of $163 million; the proceeds were used by PCH to pay off its third-party debt.

Core Business

SBNA’s primary business consists of attracting deposits and providing other retail banking services through its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multifamily loans, and auto and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States, principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware. SBNA uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

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

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to SEC regulations. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statements of Cash Flow for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

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

Recently Adopted Accounting Standards

Since January 1, 2022, the Company has not adopted any new accounting standards that had a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815) Fair Value hedging – Portfolio Layer Method. This ASU expands the current last-of-layer method for fair value hedges of interest rate risk to allow multiple hedged layers of a closed portfolio. Under this updated guidance, entities can now hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The new standard is effective January 1, 2023, and early adoption is permitted. The Company is evaluating the potential impact on its hedge accounting program.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In March 2022, the FASB issued ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. This guidance removes the specific guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. In addition, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The new standard is effective January 1, 2023, and early adoption is permitted. The Company is evaluating the changes that will result from this standard.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2022 through the issuance of these Condensed Consolidated Financial Statements. Refer to disclosure of these transactions above and in Note 9 to these Condensed Consolidated Financial Statements as of March 31, 2022.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$254,251	$175	$(1,276)	$253,150	$72,860	$758	$—	$73,618
Corporate debt securities	291,902	8	(161)	291,749	275,963	140	(96)	276,007
ABS	529,517	200	(3,780)	525,937	537,835	353	(466)	537,722
MBS:
GNMA - Residential	4,054,723	108	(130,069)	3,924,762	4,064,718	21,169	(19,692)	4,066,195
GNMA - Commercial	701,575	377	(48,640)	653,312	2,086,437	2,060	(55,658)	2,032,839
FHLMC and FNMA - Residential	2,859,249	4,255	(172,318)	2,691,186	4,267,757	14,616	(62,732)	4,219,641
FHLMC and FNMA - Commercial	103,532	545	(417)	103,660	104,383	3,591	(59)	107,915
Total investments in debt securities AFS	$8,794,749	$5,668	$(356,661)	$8,443,756	$11,409,953	$42,687	$(138,703)	$11,313,937

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$78,680	$—	$(569)	$78,111	$89,722	$319	$—	$90,041
MBS:
GNMA - Residential	2,950,920	1,957	(188,372)	2,764,505	2,862,595	13,412	(45,102)	2,830,905
GNMA - Commercial	4,969,849	955	(233,989)	4,736,815	3,750,154	25,524	(67,418)	3,708,260
FHLMC and FNMA - Residential	1,388,643	—	—	1,388,643	—	—	—	—
Total investments in debt securities HTM	$9,388,092	$2,912	$(422,930)	$8,968,074	$6,702,471	$39,255	$(112,520)	$6,629,206

As of March 31, 2022 and December 31, 2021, the Company had investment securities with an estimated carrying value of $4.7 billion and $5.3 billion, respectively, pledged as collateral, which were comprised of the following: $1.8 billion and $1.6 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.5 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $82.5 million and $72.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $355.8 million and $403.8 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At March 31, 2022 and December 31, 2021, the Company had $29.2 million and $26.9 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2022 or December 31, 2021.

During 2022, there were approximately $3.0 billion of transfers of debt securities from AFS to HTM.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$439,686	$438,463
Due after 1 year but within 5 years	168,223	168,218
Due after 5 years but within 10 years	315,201	312,067
Due after 10 years	7,871,639	7,525,008
Total	$8,794,749	$8,443,756

Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	39,438	38,781
Due after 5 years but within 10 years	46,365	46,460
Due after 10 years	9,302,289	8,882,833
Total	$9,388,092	$8,968,074

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of March 31, 2022 and December 31, 2021 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$197,589	$(1,276)	$—	$—	$—	$—	$—	$—
Corporate debt securities	279,766	(161)	—	—	173,255	(96)	—	—
ABS	492,493	(3,573)	15,346	(207)	389,743	(205)	16,265	(261)
MBS:
GNMA - Residential	3,325,910	(109,867)	445,481	(20,202)	2,283,469	(19,068)	96,339	(624)
GNMA - Commercial	424,423	(29,331)	208,186	(19,309)	1,795,619	(51,908)	89,640	(3,750)
FHLMC and FNMA - Residential	1,981,806	(121,255)	406,758	(51,063)	3,315,452	(61,103)	109,769	(1,629)
FHLMC and FNMA - Commercial	64,389	(417)	—	—	45,641	(59)	—	—
Total investments in debt securities AFS	$6,766,376	$(265,880)	$1,075,771	$(90,781)	$8,003,179	$(132,439)	$312,013	$(6,264)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of March 31, 2022 and December 31, 2021 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	March 31, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$78,111	$(569)	$—	$—	$—	$—	$—	$—
MBS:
GNMA - Residential	$1,854,447	$(126,703)	$674,604	$(61,669)	$2,051,851	$(42,284)	$81,034	$(2,818)
GNMA - Commercial	2,574,474	(150,023)	911,969	(83,966)	2,515,603	(61,377)	124,655	(6,041)
Total investments in debt securities HTM	$4,507,032	$(277,295)	$1,586,573	$(145,635)	$4,567,454	$(103,661)	$205,689	$(8,859)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at March 31, 2022 or December 31, 2021. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investments in Debt Securities

Proceeds from sales of investments in debt securities and the realized gross gains and losses from those sales were as follows:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Proceeds from the sales of AFS securities	$—	$507,090

AFS debt and other securities:
Gross realized gains	$—	$10,072
Gross realized losses	—	—
Net realized gains/(losses) on AFS and other securities	$—	$10,072
Total trading securities gains/(losses)	1,475	(198)
Total equity securities gains/(losses)	12,480	—
Total realized gains/(losses) in income from investments	$13,955	$9,874

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Other Investments

Other investments consisted of the following as of:

(in thousands)	March 31, 2022	December 31, 2021
FHLB of Pittsburgh and FRB stock	$398,406	$394,668
LIHTC investments	373,054	370,493
Equity securities not held for trading (1)	107,084	45,186
Interest-bearing deposits with an affiliate bank	400,000	250,000
Trading securities	33,319	35,791
Total	$1,311,863	$1,096,138
(1)    Includes $2.8 million and $3.0 million of equity certificates related to an off-balance sheet securitization as of March 31, 2022 and December 31, 2021, respectively.

NOTE 2. INVESTMENT SECURITIES (continued)

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the quarter ended March 31, 2022, the Company purchased $0.1 million of FHLB stock at par, and redeemed $0.2 million of FHLB stock at par. The Company purchased $6.3 million of FRB stock at par, and redeemed $2.5 million of FRB stock at par during the quarter ended March 31, 2022. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of March 31, 2022, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

Interest-bearing deposits include deposits maturing in more than 90 days with Santander affiliates that are not consolidated.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $42.5 billion at March 31, 2022 and $43.2 billion at December 31, 2021.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2022 was $328.2 million, compared to $255.0 million at December 31, 2021. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $81.1 million as of March 31, 2022 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2022 and December 31, 2021, accrued interest receivable on the Company's loans was $438.4 million and $453.0 million, respectively.

Purchased receivables

During the quarter ended March 31, 2022, SBNA approved and completed purchases of performing personal unsecured loans with a UPB of approximately $268.2 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Sales of receivables

Loan and Lease Portfolio Composition

The following presents the composition of gross loans and leases HFI by portfolio and by rate type:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,350,812	8.0%	$7,227,003	7.8%
C&I loans	13,868,625	15.1%	14,710,864	16.0%
Multifamily loans	7,709,447	8.4%	7,547,382	8.2%
Other commercial(2)(4)	8,239,438	9.0%	8,170,031	8.9%
Total commercial LHFI	37,168,322	40.5%	37,655,280	40.9%
Consumer loans secured by real estate:
Residential mortgages	5,472,175	6.0%	5,598,560	6.1%
Home equity loans and lines of credit	3,359,342	3.7%	3,487,234	3.8%
Total consumer loans secured by real estate	8,831,517	9.7%	9,085,794	9.9%
Consumer loans not secured by real estate:
RICs and auto loans	43,086,645	46.9%	43,183,098	46.9%
Personal unsecured loans	2,562,022	2.8%	2,009,654	2.2%
Other consumer(3)	127,061	0.1%	141,986	0.1%
Total consumer loans	54,607,245	59.5%	54,420,532	59.1%
Total LHFI(1)	$91,775,567	100.0%	$92,075,812	100.0%
Total LHFI:
Fixed rate	$64,993,477	70.8%	$64,774,941	70.3%
Variable rate	26,782,090	29.2%	27,300,871	29.7%
Total LHFI(1)	$91,775,567	100.0%	$92,075,812	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $2.9 billion and $2.9 billion as of March 31, 2022 and December 31, 2021, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $204.8 million for which a fair value hedge is recorded resulting in a fair value adjustment of $26.3 million.

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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the quarters ended March 31, 2022 and 2021 was as follows:

	Year-To-Date Ended March 31, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense / (benefit)	(11,397)	240,871	229,474
Charge-offs	(16,169)	(881,036)	(897,205)
Recoveries	17,588	593,964	611,552
Charge-offs, net of recoveries	1,419	(287,072)	(285,653)
ALLL, end of period	$557,331	$5,847,900	$6,405,231

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(10,882)	(1,783)	(12,665)
Loss on unfunded lending commitments	—	—	—
Reserve for unfunded lending commitments, end of period	80,309	11,120	91,429
Total ACL, end of period	$637,640	$5,859,020	$6,496,660

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year-To-Date Ended March 31, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(21,846)	119,979	98,133
Charge-offs	(39,632)	(827,386)	(867,018)
Recoveries	25,629	564,918	590,547
Charge-offs, net of recoveries	(14,003)	(262,468)	(276,471)
ALLL, end of period	$716,347	$6,443,808	$7,160,155

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(18,812)	(3,254)	(22,066)
Reserve for unfunded lending commitments, end of period	100,317	24,072	124,389
Total ACL, end of period	$816,664	$6,467,880	$7,284,544

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

The Company's allowance for loan losses decreased by $56.2 million from December 31, 2021 to March 31, 2022, primarily due to an improved macroeconomic outlook as well as improved credit quality and performance.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Non-accrual loans:
Commercial:
CRE	$29,891	$31,752	$24,327	$24,112
C&I	86,326	69,754	24,947	35,965
Multifamily	100,022	103,299	99,748	103,138
Other commercial	7,654	9,036	3,984	5,472
Total commercial loans	223,893	213,841	153,006	168,687
Consumer:
Residential mortgages	112,990	123,548	60,979	71,463
Home equity loans and lines of credit	84,339	88,310	37,933	39,693
RICs and auto loans	1,196,948	1,467,928	196,776	202,193
Personal unsecured loans	3,740	2,892	—	—
Other consumer	408	1,047	37	16
Total consumer loans	1,398,425	1,683,725	295,725	313,365
Total non-accrual loans	1,622,318	1,897,566	448,731	482,052

OREO	4,322	3,724	—	—
Repossessed vehicles	249,656	247,757	—	—
Foreclosed and other repossessed assets	538	294	—	—
Total OREO and other repossessed assets	254,516	251,775	—	—
Total non-performing assets	$1,876,834	$2,149,341	$448,731	$482,052
(1) Interest income recognized on nonaccrual loans was $37.7 million and $26.2 million for the quarters ended March 31, 2022, and March 31, 2021 respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	March 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE	$7,646	$6,777	$14,423	$7,336,389	$7,350,812	$—
C&I(1)	33,255	10,674	43,929	14,071,740	14,115,669	—
Multifamily	—	—	—	7,709,447	7,709,447	—
Other commercial	83,039	2,098	85,137	8,154,301	8,239,438	—
Consumer:
Residential mortgages(2)	62,590	95,792	158,382	5,394,913	5,553,295	—
Home equity loans and lines of credit	22,836	62,917	85,753	3,273,589	3,359,342	—
RICs and auto loans	3,237,357	186,551	3,423,908	39,662,737	43,086,645	—
Personal unsecured loans	13,498	6,773	20,271	2,541,751	2,562,022	2,605
Other consumer	3,742	321	4,063	122,998	127,061	—
Total	$3,463,963	$371,903	$3,835,866	$88,267,865	$92,103,731	$2,605
(1) C&I loans includes $247.0 million of LHFS at March 31, 2022.
(2) Residential mortgages includes $81.1 million of LHFS at March 31, 2022.

	As of
	December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$4,287	$8,775	$13,062	$7,213,941	$7,227,003	$—
C&I (1)	31,475	19,862	51,337	14,747,739	14,799,076	—
Multifamily	336	2,574	2,910	7,544,472	7,547,382	—
Other commercial	77,842	2,674	80,516	8,089,515	8,170,031	—
Consumer:
Residential mortgages(2)	83,626	89,403	173,029	5,592,342	5,765,371	—
Home equity loans and lines of credit	22,871	63,306	86,177	3,401,057	3,487,234	—
RICs and auto loans	3,535,402	324,150	3,859,552	39,323,546	43,183,098	—
Personal unsecured loans	10,361	5,206	15,567	1,994,087	2,009,654	2,314
Other consumer	3,493	564	4,057	137,929	141,986	—
Total	$3,769,693	$516,514	$4,286,207	$88,044,628	$92,330,835	$2,314
(1)C&I loans included $88.2 million of LHFS at December 31, 2021.
(2) Residential mortgages included $166.8 million of LHFS at December 31, 2021.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2022	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2022(1)	2021	2020	2019	2018	Prior	Total (3)
CRE
Pass	$334,119	$1,124,835	$1,446,329	$1,304,042	$837,269	$1,590,331	$6,636,925
Special mention	—	—	14,914	32,955	116,606	128,380	292,855
Substandard	—	26,902	17,917	135,283	102,352	138,578	421,032
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$334,119	$1,151,737	$1,479,160	$1,472,280	$1,056,227	$1,857,289	$7,350,812
C&I
Pass	$486,319	$3,277,037	$3,011,041	$1,966,504	$986,036	$2,544,382	$12,271,319
Special mention	—	2,000	25,884	155,936	15,673	62,324	261,817
Substandard	10,320	133,507	27,446	29,799	73,359	249,468	523,899
Doubtful	—	—	26,229	—	—	—	26,229
N/A	156,795	459,300	224,689	151,017	33,455	7,149	1,032,405
Total C&I	$653,434	$3,871,844	$3,315,289	$2,303,256	$1,108,523	$2,863,323	$14,115,669
Multifamily
Pass	$543,310	$1,556,328	$729,397	$1,456,419	$819,771	$1,443,589	$6,548,814
Special mention	—	21,954	5,045	33,819	65,004	50,056	175,878
Substandard	—	3,887	83,537	231,042	300,044	366,245	984,755
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$543,310	$1,582,169	$817,979	$1,721,280	$1,184,819	$1,859,890	$7,709,447
Remaining commercial
Pass	$1,310,663	$2,820,756	$1,685,435	$854,615	$392,585	$1,151,128	$8,215,182
Special mention	—	—	—	—	4,314	352	4,666
Substandard	—	3,302	689	6,485	2,026	7,088	19,590
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$1,310,663	$2,824,058	$1,686,124	$861,100	$398,925	$1,158,568	$8,239,438
Total commercial loans
Pass	$2,674,411	$8,778,956	$6,872,202	$5,581,580	$3,035,661	$6,729,430	$33,672,240
Special mention	—	23,954	45,843	222,710	201,597	241,112	735,216
Substandard	10,320	167,598	129,589	402,609	477,781	761,379	1,949,276
Doubtful	—	—	26,229	—	—	—	26,229
N/A	156,795	459,300	224,689	151,017	33,455	7,149	1,032,405
Total commercial loans	$2,841,526	$9,429,808	$7,298,552	$6,357,916	$3,748,494	$7,739,070	$37,415,366
(1)Loans originated during the year-to-date ended March 31, 2022.
(2)Includes $247.0 million of LHFS at March 31, 2022.
(3)Includes $343.2 million revolving loans converted to term loans.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2021	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2021(1)	2020	2019	2018	2017	Prior	Total (3)
CRE
Pass	$986,225	$1,283,784	$1,308,729	$918,097	$446,715	$1,512,165	$6,455,715
Special mention	—	9,490	26,892	118,103	117,703	35,135	307,323
Substandard	20,291	11,896	131,169	138,652	42,965	118,992	463,965
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total CRE	$1,006,516	$1,305,170	$1,466,790	$1,174,852	$607,383	$1,666,292	$7,227,003
C&I
Pass	$3,828,736	$3,213,214	$2,179,598	$1,179,065	$574,141	$2,042,111	$13,016,865
Special mention	11,003	32,268	154,820	31,026	25,176	98,964	353,257
Substandard	62,742	62,305	11,859	50,384	47,020	197,121	431,431
Doubtful	—	—	—	—	—	—	—
N/A	511,609	258,315	176,542	39,942	5,959	5,156	997,523
Total C&I	$4,414,090	$3,566,102	$2,522,819	$1,300,417	$652,296	$2,343,352	$14,799,076
Multifamily
Pass	$1,575,287	$740,684	$1,522,367	$820,900	$729,510	$905,967	$6,294,715
Special mention	4,850	—	101,375	71,031	15,125	35,449	227,830
Substandard	3,981	83,994	233,045	345,510	135,289	223,018	1,024,837
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Multifamily	$1,584,118	$824,678	$1,856,787	$1,237,441	$879,924	$1,164,434	$7,547,382
Remaining commercial
Pass	$3,753,502	$1,864,509	$952,428	$446,979	$260,112	$858,640	$8,136,170
Special mention	2,959	—	3,007	5,169	625	1,741	13,501
Substandard	287	569	7,196	2,214	1,786	8,308	20,360
Doubtful	—	—	—	—	—	—	—
N/A	—	—	—	—	—	—	—
Total Remaining commercial	$3,756,748	$1,865,078	$962,631	$454,362	$262,523	$868,689	$8,170,031
Total commercial loans
Pass	$10,143,750	$7,102,191	$5,963,122	$3,365,041	$2,010,478	$5,318,883	$33,903,465
Special mention	18,812	41,758	286,094	225,329	158,629	171,289	901,911
Substandard	87,301	158,764	383,269	536,760	227,060	547,439	1,940,593
Doubtful	—	—	—	—	—	—	—
N/A	511,609	258,315	176,542	39,942	5,959	5,156	997,523
Total commercial loans	$10,761,472	$7,561,028	$6,809,027	$4,167,072	$2,402,126	$6,042,767	$37,743,492
(1)Loans originated during the year ended December 31, 2021.
(2)Includes $88.2 million of LHFS at December 31, 2021.
(3)Includes $362.7 million revolving loans converted to term loans.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of March 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$399,461	$1,248,679	$621,683	$382,162	$206,419	$228,914	$3,087,318	7.2%
<600	1,953,403	6,623,338	3,257,170	2,218,774	1,266,879	865,358	16,184,922	37.6%
600-639	1,035,366	3,172,534	1,360,273	904,380	452,618	237,626	7,162,797	16.6%
>=640	2,043,890	7,861,634	3,659,865	2,301,120	602,051	183,048	16,651,608	38.6%
Total	$5,432,120	$18,906,185	$8,898,991	$5,806,436	$2,527,967	$1,514,946	$43,086,645	100.0%
(1)    Loans originated during the year-to-date ended March 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(1)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(2)	$1,427,962	$733,752	$449,965	$244,829	$201,129	$108,766	$3,166,403	7.4%
<600	7,410,017	3,768,302	2,574,070	1,488,371	580,881	515,318	16,336,959	37.8%
600-639	3,574,644	1,585,530	1,056,397	537,222	165,318	141,316	7,060,427	16.3%
>=640	8,793,804	4,169,473	2,681,160	718,312	122,569	133,991	16,619,309	38.5%
Total	$21,206,427	$10,257,057	$6,761,592	$2,988,734	$1,069,897	$899,391	$43,183,098	100.0%
(1)    Loans originated during the year ended December 31, 2021.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2022	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2022	2021	2020	2019	2018	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$7,465	$939	$803	$552	$268	$3,160	$13,187	$—
<= 70%	79,401	816,999	832,391	519,194	301,580	2,140,446	4,690,011	—
70.01% - 110%	64,201	339,393	157,504	158,931	28,462	18,003	766,494	—
Greater than 110%	—	—	—	—	—	2,483	2,483	—
Total Residential mortgages	$151,067	$1,157,331	$990,698	$678,677	$330,310	$2,164,092	$5,472,175	$—

FICO Scores
No FICO score available	$7,466	$939	$804	$551	$268	$5,613	$15,641	$—
<600	—	4,764	6,881	19,649	16,602	110,402	158,298	—
600-679	4,941	41,367	38,944	58,516	38,818	218,454	401,040	—
680-759	53,075	337,969	244,489	217,916	111,116	579,903	1,544,468	—
>=760	85,585	772,292	699,580	382,045	163,506	1,249,720	3,352,728	—
Total Residential mortgages	$151,067	$1,157,331	$990,698	$678,677	$330,310	$2,164,092	$5,472,175	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$972	$2,956	$3,424	$4,068	$5,669	$69,718	$86,807	$53,012
<= 70%	25,728	137,968	224,699	283,788	367,378	2,082,456	3,122,017	3,033,412
70.01% - 110%	13,845	43,844	6,452	8,084	1,043	66,146	139,414	134,904
Greater than 110%	968	2,860	43	—	—	7,233	11,104	11,030
Total Home equity	$41,513	$187,628	$234,618	$295,940	$374,090	$2,225,553	$3,359,342	$3,232,358

FICO Scores
No FICO score available	$560	$2,631	$3,164	$4,100	$5,367	$68,241	$84,063	$50,275
<600	—	649	963	4,843	11,165	130,132	147,752	129,458
600-679	1,005	6,222	11,817	22,975	36,109	281,467	359,595	339,683
680-759	15,191	66,168	78,274	95,554	123,254	699,683	1,078,124	1,055,692
>=760	24,757	111,958	140,400	168,468	198,195	1,046,030	1,689,808	1,657,250
Total Home equity	$41,513	$187,628	$234,618	$295,940	$374,090	$2,225,553	$3,359,342	$3,232,358
(1) Loans originated during the year-to-date ended March 31, 2022.
(2) Balances in the "No LTV available" or "No FICO Score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2021	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2021	2020	2019	2018	2017	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$11,605	$907	$676	$338	$469	$3,076	$17,071	$—
<= 70%	$747,090	$831,112	$517,103	$293,784	$497,556	$1,812,989	$4,699,634	$—
70.01% - 110%	$393,105	$189,115	$204,931	$68,892	$7,450	$15,705	$879,198	$—
Greater than 110%	$—	$—	$—	$—	$—	$2,657	$2,657	$—
Total Residential mortgages	$1,151,800	$1,021,134	$722,710	$363,014	$505,475	$1,834,427	$5,598,560	$—

FICO Scores
No FICO score available	$11,604	$1,621	$677	$337	$954	$5,103	$20,296	$—
<600	$2,356	$4,719	$15,894	$16,995	$17,879	$83,310	$141,153	$—
600-679	$30,763	$39,681	$61,969	$37,104	$39,283	$192,786	$401,586	$—
680-759	$372,215	$257,513	$235,167	$126,926	$147,159	$513,020	$1,652,000	$—
>=760	$734,862	$717,600	$409,003	$181,652	$300,200	$1,040,208	$3,383,525	$—
Total Residential mortgages	$1,151,800	$1,021,134	$722,710	$363,014	$505,475	$1,834,427	$5,598,560	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$1,850	$3,003	$3,923	$4,911	$4,808	$69,090	$87,585	$50,651
<= 70%	$127,313	$231,024	$297,239	$378,399	$359,912	$1,844,786	$3,238,673	$3,146,199
70.01% - 110%	$40,483	$8,133	$11,149	$6,781	$817	$80,152	$147,515	$140,959
Greater than 110%	$3,357	$622	$—	$—	$—	$9,482	$13,461	$13,370
Total Home equity	$173,003	$242,782	$312,311	$390,091	$365,537	$2,003,510	$3,487,234	$3,351,179

FICO Scores
No FICO score available	$1,908	$3,121	$4,133	$4,935	$4,879	$68,603	$87,579	$50,671
<600	$146	$782	$3,795	$10,135	$12,063	$111,661	$138,582	$121,597
600-679	$3,330	$8,417	$22,910	$35,437	$32,485	$257,159	$359,738	$338,378
680-759	$64,036	$80,209	$103,691	$129,182	$132,671	$626,942	$1,136,731	$1,111,686
>=760	$103,583	$150,253	$177,782	$210,402	$183,439	$939,145	$1,764,604	$1,728,847
Total Home equity	$173,003	$242,782	$312,311	$390,091	$365,537	$2,003,510	$3,487,234	$3,351,179
(1) Loans originated during the year-to-date ended December 31, 2021.
(2) Balances in the "No LTV available" or "No FICO Score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021

Performing	$3,297,361	$3,641,593
Non-performing	561,204	607,824
Total (1)	$3,858,565	$4,249,417
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the quarters ended March 31, 2022 and 2021:

	Year-To-Date Ended March 31, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	45	$7,465	$7,465
C&I	204	5,704	5,706
Multi-family	8	—	—
Other commercial	10	219	219
Consumer:
Residential mortgages(3)	16	4,482	4,477
Home equity loans and lines of credit	40	4,867	4,913
RICs and auto loans	8,782	151,593	151,433
Personal unsecured loans	1	23	23
Other consumer	1	1,250	1,250
Total	9,107	$175,603	$175,486
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Year-To-Date Ended March 31, 2021
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
CRE	3	$7,952	$7,952
C&I	311	15,512	15,568
Multi-family	—	—	—
Other commercial	164	13,635	13,635
Consumer:
Residential mortgages(3)	93	20,109	19,990
Home equity loans and lines of credit	43	4,542	4,748
RICs and auto loans	45,665	953,819	959,309
Personal unsecured loans	25	248	244
Other consumer	9	408	408
Total	46,313	$1,016,225	$1,021,854
(1) - (3) Refer to corresponding notes above

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the quarters ended March 31, 2022 and 2021, respectively.

	Year-to-Date Ended March 31
	2022		2021
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
CRE	—	$—	—	$—
C&I	—	—	30	1,172
Multifamily	—	—	—	—
Other commercial	—	—	1	17
Consumer:
Residential mortgages	74	26,561	—	—
Home equity loans and lines of credit	29	4,401	1	613
RICs and auto loans	1,809	33,049	5,656	110,780
Personal unsecured loans	9	92	—	—
Other consumer	2	57	—	—
Total	1,923	$64,160	5,688	$112,582

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

Operating lease assets, net consisted of the following as of March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Leased vehicles	$19,247,623	$19,662,593
Less: accumulated depreciation	(3,653,353)	(3,789,882)
Depreciated net capitalized cost	15,594,270	15,872,711
Manufacturer subvention payments, net of accretion	(538,176)	(604,104)
Origination fees and other costs	147,919	136,013
Leased vehicles, net	15,204,013	15,404,620

Commercial equipment vehicles and aircraft, gross	2,515	2,677
Less: accumulated depreciation	(913)	(895)
Commercial equipment vehicles and aircraft, net	1,602	1,782
Total operating lease assets, net	$15,205,615	$15,406,402

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2022 (in thousands):

2022	$1,776,466
2023	1,784,019
2024	691,649
2025	96,344
2026	749
Thereafter	—
Total	$4,349,227

During the quarters ended March 31, 2022, and 2021, the Company recognized $26.0 million and $108.3 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the quarter ended March 31, 2022:

(in thousands)	Auto	CBB	C&I	CRE	CIB	SC	Total
Goodwill at December 31, 2021	$—	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161
Re-allocation of goodwill	1,238,918	(138,802)	—	(80,156)	—	(1,019,960)	—
Goodwill at March 31, 2022	$1,238,918	$159,000	$52,198	$1,014,915	$131,130	$—	$2,596,161

During the quarter ended March 31, 2022, there were no disposals, additions, or impairments of goodwill. In connection with the Company's organizational changes discussed further in Note 18 to these Condensed Consolidated Financial Statements, the Company has created a new Auto reportable segment and has re-allocated a portion of its goodwill based on the relative fair value of business activities moved from the CBB and CRE reporting units and moved all of the goodwill from the SC reporting unit to the Auto reporting unit. Prior to the re-allocation, and upon completion of the re-allocation, the Company performed updated impairment tests for affected reporting units and determined that no impairment existed.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2022		December 31, 2021
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$278,083	$(191,917)	$283,958	$(186,042)
Chrysler relationship	16,250	(122,500)	20,000	(118,750)
Other intangibles	33,526	(50,168)	35,121	(48,541)
Total intangibles subject to amortization	$327,859	$(364,585)	$339,079	$(353,333)

At March 31, 2022 and December 31, 2021, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $11.3 million and $11.3 million for the quarters ended March 31, 2022 and 2021, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2022	$45,003	$11,252	$33,751
2023	33,757	—	33,757
2024	29,899	—	29,899
2025	29,854	—	29,854
2026	29,846	—	29,846
Thereafter	170,752	—	170,752

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Operating lease ROU assets	$509,173	$531,408
Deferred tax assets	147,275	87,931
Accrued interest receivable	469,611	482,469
Derivative assets at fair value	723,530	661,080
Other repossessed assets	250,194	248,051
Equity method investments	259,132	260,010
MSRs	99,517	79,107
OREO	4,322	3,724
Income tax receivables	213,025	173,060
Prepaid expense	295,926	283,909
Miscellaneous assets and receivables	691,170	524,674
Total Other assets	$3,662,875	$3,335,423

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

For the quarters ended March 31, 2022 and 2021, operating lease expenses were $31.3 million and $39.7 million, respectively, and sublease income was $1.0 million and $1.1 million, respectively. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2022	Total Operating leases
(in thousands)
2022	$136,065
2023	120,831
2024	104,883
2025	76,485
2026	53,912
Thereafter	125,196
Total lease liabilities	$617,372
Less: Interest	(50,107)
Present value of lease liabilities	$567,265

Supplemental Balance Sheet Information	March 31, 2022	December 31, 2021
Operating lease ROU assets	$509,173	$531,408
Other liabilities	$567,265	$593,137
Weighted-average remaining lease term (years)	6.3	6.4
Weighted-average discount rate	2.8%	2.8%

	Year-to-Date Ended March 31
Other Information	2022	2021
	(in thousands)
Operating cash flows from operating leases(1)	$(35,990)	$(35,499)
Leased assets obtained in exchange for new operating lease liabilities	$1,768	$15,653
(1) Activity is included within the net change in other liabilities on the SCF.

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
The collateral, borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the Condensed Consolidated Balance Sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the RICs, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the Condensed Consolidated Balance Sheets.

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

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Assets
Restricted cash	$1,649,539	$1,637,311
LHFI	21,480,838	20,551,716
Operating lease assets, net	13,606,242	14,668,336
Various other assets	638,871	629,364
Total Assets	$37,375,490	$37,486,727
Liabilities
Notes payable	$28,929,305	$29,199,966
Various other liabilities	101,532	81,098
Total Liabilities	$29,030,837	$29,281,064

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

As of March 31, 2022 and December 31, 2021, the Company was servicing $25.2 billion and $24.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remain unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Assets securitized	$5,160,287	$4,123,051

Net proceeds from new securitizations (1)	$4,049,721	$3,586,124
Net proceeds from sale of retained bonds	384,376	63,781
Cash received for servicing fees (2)	237,593	228,188
Net distributions from Trusts (2)	1,114,363	1,140,377
Total cash received from Trusts	$5,786,053	$5,018,470
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the quarter ended March 31, 2022, SC sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the quarter ended March 31, 2021, SC sold $1.9 billion of gross RICs to third-party investors in off-balance sheet securitizations and recorded a gain of $7.2 million. The gains and losses were recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

As of March 31, 2022 and December 31, 2021, the Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows:

(in thousands)	March 31, 2022	December 31, 2021
Related party SPAIN securitizations	$438,332	$554,040
Third-party SCART serviced securitizations	1,595,349	1,817,936
Total serviced for other portfolio	$2,033,681	$2,371,976

Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of cash flows received from Trusts for the respective periods were as follows:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Receivables securitized (1)	—	1,891,278
Net proceeds from new securitizations	—	1,779,532
Cash received for servicing fees	5,940	6,726
Total cash received from Trusts	$5,940	$1,786,258
(1) Represents the UPB at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$13,444,446	17.1%	$16,335,499	20.0%
Non-interest-bearing demand deposits	21,618,277	27.5%	22,443,957	27.5%
Savings	5,712,088	7.3%	5,564,934	6.8%
Customer repurchase accounts	294,039	0.4%	338,698	0.4%
Money market	35,225,418	44.8%	34,390,613	42.1%
CDs	2,294,848	2.9%	2,524,471	3.2%
Total deposits (1)	$78,589,116	100.0%	$81,598,172	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $7.1 billion and $6.4 billion at March 31, 2022 and December 31, 2021, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $2.5 billion and $3.2 billion at March 31, 2022 and December 31, 2021, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $170.0 million and $133.1 million at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the Company had $562.4 million and $635.0 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2022 were $40.2 billion, compared to $41.1 billion at December 31, 2021. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

On January 6, 2022, the Company completed the public offering and sale of $1 billion aggregate principal amount of its 2.49% Fixed-to-Floating Rate Senior Notes due January 2028. On February 28, 2022, the Company redeemed its 3.70% Senior Notes due March 2022, of which $706.8 million aggregate principal amount was outstanding. On April 14, 2022, the Company redeemed its 3.50% Senior Notes due 2023, of which $447.1 million aggregate principal amount was outstanding and issued $433.6 million of floating rate senior notes due April 2026 in a private offering.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.70% senior notes due March 2022	$—	—%	$706,819	3.67%
Senior notes due January 2023 (1)	720,959	1.34%	720,947	1.28%
3.40% senior notes due January 2023	998,931	3.54%	998,599	3.54%
3.50% senior notes due April 2023	447,124	3.52%	447,107	3.52%
Senior notes due July 2023 (1)	439,100	1.36%	439,085	1.29%
2.88% senior notes due January 2024 (2)	750,000	2.88%	750,000	2.88%
3.50% senior notes due June 2024	997,846	3.60%	997,610	3.60%
3.45% senior notes, due June 2025	996,267	3.58%	995,983	3.58%
4.50% senior notes due July 2025	1,097,819	4.56%	1,097,667	4.56%
3.24% senior notes, due November 2026	920,290	3.97%	918,851	3.97%
4.40% senior notes, due July 2027	1,049,574	4.40%	1,049,565	4.40%
2.49% senior notes due January 2028	996,232	2.56%	—	—%
2.88% subordinate note, due November 2031 (2)	500,000	2.88%	500,000	2.88%
Subsidiaries
2.00% subordinated debt maturing through 2040	11	2.00%	11	2.00%
Short-term borrowing due within one year, maturing April 2022	2,364	0.05%	—	—%
Short-term borrowing due within one year, maturing January 2022	—	—%	57,365	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,916,517	3.35%	$9,679,609	3.44%
(1) These notes will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(2) These notes are payable to SHUSA's parent company, Santander.

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate

FHLB advances, maturing through May 2022	$250,000	0.93%	$250,000	0.93%
Credit-linked notes due December 2031 (1)	257,743	2.59%	293,749	2.53%
Total Bank borrowings and other debt obligations	$507,743	1.77%	$543,749	1.79%
(1) Issued in December 2021 in the amount of $298 million. Notes are tied to the performance of a $2 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36 million.

NOTE 9. BORROWINGS (continued)

Credit-Linked Notes

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

SBNA had outstanding irrevocable letters of credit totaling $37.3 million from the FHLB of Pittsburgh at March 31, 2022 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

SC Credit Facilities

The following tables present information regarding SC's credit facilities at the dates indicated:

	March 31, 2022
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due January 2023	$—	$1,000,000	2.16%	$1,273,299	$—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	2.35%	431,734	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	171,784	—
Total facilities with third parties	$—	$10,450,000	—%	$1,876,817	$65

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	1.35%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.18%	$—	$—

Total SC credit facilities	$4,000,000	$14,450,000	1.18%	$1,876,817	$65

	December 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2022	$—	$500,000	—%	$—	$—
Warehouse line due January 2023	—	1,000,000	—%	—	—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	—%	12,428	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	124,624	—
Total facilities with third parties	$—	$10,950,000	—%	$137,052	$65

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	2.03%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.52%	$—	$—

Total SC credit facilities	$4,000,000	$14,950,000	1.52%	$137,052	$65

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SC's secured structured financings at the dates indicated:

	March 31, 2022
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between July 2022 and July 2029(1)	$23,244,911	$53,565,975	0.48% - 3.42%	$31,220,196	$1,633,441
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	2,570,423	6,966,393	1.28% - 3.90%	3,996,290	16,034
Total SC secured structured financings	$25,815,334	$60,532,368	0.48% - 3.90%	$35,216,486	$1,649,475
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by SC's collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2021
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the quarters ended March 31, 2022 and 2021, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year-To-Date Ended March 31, 2022			December 31, 2021		March 31, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(341,828)	$89,514	$(252,314)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	7,446	(1,548)	5,898
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(334,382)	87,966	(246,416)	$(80,017)	$(246,416)	$(326,433)

Change in unrealized gains/(losses) on investments in debt securities	(466,764)	122,493	(344,271)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities (2)	(13,955)	2,901	(11,054)
Net unrealized gains/(losses) on investments in debt securities	(480,719)	125,394	(355,325)	(79,905)	(355,325)	(435,230)
Pension and post-retirement actuarial gain / (loss)(3)	726	(166)	560	(28,188)	560	(27,628)
As of March 31, 2022	$(814,375)	$213,194	$(601,181)	$(188,110)	$(601,181)	$(789,291)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year-To-Date Ended March 31, 2021			December 31, 2020		March 31, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(87,120)	$24,323	$(62,797)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	141	(20)	121
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(86,979)	24,303	(62,676)	$78,167	$(62,676)	$15,491
Change in unrealized gains/(losses) on investments in debt securities	(155,025)	40,184	(114,841)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(9,874)	2,559	(7,315)
Net unrealized gains/(losses) on investments in debt securities	(164,899)	42,743	(122,156)	117,263	(122,156)	(4,893)
Pension and post-retirement actuarial gain / (loss)(3)	1,225	(287)	938	(29,135)	938	(28,197)
As of March 31, 2021	$(250,653)	$66,759	$(183,894)	$166,295	$(183,894)	$(17,599)
(1)- (3) Refer to the corresponding explanations in the table

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 of the Annual Report on Form 10-K for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Securities purchased under agreements to resell	$1,914,756	$2,422,042
Securities borrowed	2,989,314	2,924,426
Total	$4,904,070	$5,346,468

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	March 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$4,820,950	$5,258,875

Securities Financing Activities are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. At March 31, 2022 and December 31, 2021, the following amounts of securities financing assets or liabilities qualified for offset in the Condensed Consolidated Balance Sheets.

	March 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,008,756	$(94,000)	$1,914,756
Securities borrowed	2,989,314	—	2,989,314
Total	$4,998,070	$(94,000)	$4,904,070

	March 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$4,914,950	$(94,000)	$4,820,950
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2021
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,746,948	$(324,906)	$2,422,042
Securities borrowed	2,924,426	—	2,924,426
Total	$5,671,374	$(324,906)	$5,346,468

	December 31, 2021
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$5,583,781	$(324,906)	$5,258,875
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity:

	March 31, 2022
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$4,914,950	$—	$—	$—	$4,914,950

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the following dates:

	Repurchase agreements
(in thousands)	March 31, 2022	December 31, 2021
U.S. Treasury	$2,969,950	$3,124,781
Residential agency MBS	1,945,000	2,459,000
Total	$4,914,950	$5,583,781

NOTE 12. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying asset is typically a referenced interest rate (commonly the OIS rate, a SOFR-based rate, or LIBOR), security, credit spread or index.

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

NOTE 12. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2022, derivatives in this category had a fair value of $0.3 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of March 31, 2022, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2022 and December 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $9.1 million and $7.7 million, respectively. The Company had $1.6 million and $8.8 million in cash and securities collateral posted to cover those positions as of March 31, 2022 and December 31, 2021, respectively.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2022, the Company estimated that approximately $22.2 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2022 and December 31, 2021 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2022
Fair value hedges:
Cross-currency swaps	$29,563	$469	$114	1.57%	7.30%	1.09
Interest rate swaps	409,659	8,440	—	0.28%	0.89%	3.08
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	13,325,000	2,161	412,605	0.94%	0.41%	2.18
Interest rate floor	1,025,000	290	—	—%	—%	1.41
Total	$14,789,222	$11,360	$412,719	0.86%	0.41%	2.15

December 31, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$655	$—	1.34%	7.30%	1.84
Interest rate swaps	128,789	1,188	—	0.05%	0.71%	3.59
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,995,000	41,980	111,093	0.88%	0.09%	2.28
Interest rate floor	925,000	150	—	0.03%	—%	1.68
Total	$13,063,532	$43,973	$111,093	0.81%	0.10%	2.25

During 2018, 2019, and 2020, SC entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge SC’s variable rate debt and had maturity dates ranging from two to five years. In 2021, SC de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $7.3 million previously recorded in AOCI into interest expense during the quarter ended March 31, 2022.

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

NOTE 12. DERIVATIVES (continued)

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

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, and a total return swap on Visa, Inc. Class B common shares.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2022 and December 31, 2021 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Mortgage banking derivatives:
Forward commitments to sell loans	$90,366	$264,188	$1,404	$—	$—	$21
Interest rate lock commitments	7,281	99,752	—	2,852	104	—
Mortgage servicing	638,000	593,000	3,640	15,841	11,103	8,111
Total mortgage banking risk management	735,647	956,940	5,044	18,693	11,207	8,132

Customer-related derivatives:
Swaps receive fixed	15,335,553	14,801,189	101,240	400,168	403,991	89,767
Swaps pay fixed	15,570,273	15,141,223	427,383	102,312	92,538	383,987
Other	5,539,085	6,384,285	32,481	25,542	30,286	26,741
Total customer-related derivatives	36,444,911	36,326,697	561,104	528,022	526,815	500,495

Other derivative activities:
Foreign exchange contracts	6,107,095	5,085,973	51,801	35,899	51,597	33,836
Interest rate cap agreements	4,908,191	7,007,441	94,191	34,290	—	—
Options for interest rate cap agreements	4,908,191	7,007,441	—	—	94,191	34,290
Other	109,011	111,373	30	203	1,364	2,367
Total	$53,213,046	$56,495,865	$712,170	$617,107	$685,174	$579,120

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the quarters ended March 31, 2022 and 2021:

(in thousands)		Year-to-Date Ended March 31
	Line Item	2022	2021

Fair value hedges:
Cross-currency swaps	Net interest income	$(367)	$—
Interest rate swaps	Net interest income	7,088	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(7,275)	(7,657)
Pay variable receive-fixed interest rate swap	Interest income on loans	23,251	23,116
Interest rate floors	Interest income on loans	67	11,315
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	1,425	10,715
Interest rate lock commitments	Miscellaneous income, net	(2,955)	(7,373)
Mortgage servicing	Miscellaneous income, net	(17,293)	(9,732)
Customer-related derivatives	Miscellaneous income, net	4,525	7,655
Foreign exchange	Miscellaneous income, net	1,962	1,687
Interest rate swaps, caps, and options	Miscellaneous income, net	(22)	244
Other	Miscellaneous income, net	371	1,418
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was losses of $252.3 million and $62.8 million, net of tax, for the quarters ended March 31, 2022, and 2021, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives was losses of $5.9 million and $0.1 million, net of tax, for the quarters ended March 31, 2022 and 2021, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (3)	Net Amount
March 31, 2022
Fair value hedges	$8,909	$—	$8,909		$8,909
Cash flow hedges	2,451	—	2,451	$—	2,451
Other derivative activities(1)	710,766	—	710,766	101,710	609,056
Total derivatives subject to a master netting arrangement or similar arrangement	722,126	—	722,126	101,710	620,416
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,404	—	1,404	1,404	—
Total Derivative Assets	$723,530	$—	$723,530	$103,114	$620,416

December 31, 2021
Fair value hedges	$1,843	$—	$1,843		$1,843
Cash flow hedges	42,130	—	42,130	$—	42,130
Other derivative activities(1)	614,255	—	614,255	41,899	572,356
Total derivatives subject to a master netting arrangement or similar arrangement	658,228	—	658,228	41,899	616,329
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,852	—	2,852	122	2,730
Total Derivative Assets	$661,080	$—	$661,080	$42,021	$619,059
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (3)	Net Amount
March 31, 2022
Fair value hedges	$114	$—	$114		$114
Cash flow hedges	412,605	—	412,605	$241,174	171,431
Other derivative activities(1)	685,070	1,203	683,867	108,003	575,864
Total derivatives subject to a master netting arrangement or similar arrangement	1,097,789	1,203	1,096,586	349,177	747,409
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	104	—	104	—	104
Total Derivative Liabilities	$1,097,893	$1,203	$1,096,690	$349,177	$747,513

December 31, 2021
Cash flow hedges	$111,093	$—	$111,093	$59,073	$52,020
Other derivative activities(1)	579,099	2,058	577,041	268,352	308,689
Total derivatives subject to a master netting arrangement or similar arrangement	690,192	2,058	688,134	327,425	360,709
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	21	—	21	21	—
Total Derivative Liabilities	$690,213	$2,058	$688,155	$327,446	$360,709
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2022 and December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Financial assets:
U.S. Treasury securities	$253,150	$—	$—	$253,150	$73,618	$—	$—	$73,618
Corporate debt	—	291,749	—	291,749	—	276,007	—	276,007
ABS	—	525,937	—	525,937	—	537,722	—	537,722
MBS	—	7,372,920	—	7,372,920	—	10,426,590	—	10,426,590
Investment in debt securities AFS(2)	253,150	8,190,606	—	8,443,756	73,618	11,240,319	—	11,313,937
Other investments - trading securities	5	33,314	—	33,319	64	35,727	—	35,791
RICs HFI(3)	—	—	29,485	29,485	—	—	33,529	33,529
LHFS (1)(4)	—	81,120	—	81,120	—	166,811	—	166,811
MSRs	—	—	99,517	99,517	—	—	79,107	79,107
Other assets - derivatives (2)	—	723,500	30	723,530	—	658,187	2,893	661,080
Total financial assets (5)	$253,155	$9,028,540	$129,032	$9,410,727	$73,682	$12,101,044	$115,529	$12,290,255
Financial liabilities:
Other liabilities - derivatives (2)	—	1,096,475	1,418	1,097,893	—	687,846	2,367	690,213
Total financial liabilities	$—	$1,096,475	$1,418	$1,097,893	$—	$687,846	$2,367	$690,213
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
(4) Residential mortgage loans.
(5) Approximately $129.0 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.4% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2022 and December 31, 2021, the balance of these loans serviced for others accounted for at fair value was $10.1 billion and $10.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.3 million and $6.4 million, respectively, at March 31, 2022.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.5 million and $6.8 million, respectively, at March 31, 2022.

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

NOTE 13. FAIR VALUE (continued)

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the quarters ended March 31, 2022 and 2021, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Year-To-Date Ended March 31, 2022				Year-To-Date Ended March 31, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$33,529	$79,107	$526	$113,162	$50,393	$50,391	$77,545	$9,448	$187,777
Losses in OCI	—	—	—	—	(156)	—	—	—	(156)
Gains/(losses) in earnings	—	22,765	(1,914)	20,851	—	—	13,578	(5,257)	8,321
Additions/Issuances	—	2,520	—	2,520	—	—	3,611	—	3,611
Settlements(1)	(4,044)	(4,875)	—	(8,919)	—	(5,823)	(8,081)	78	(13,826)
Balances, end of period	$29,485	$99,517	$(1,388)	$127,614	$50,237	$44,568	$86,653	$4,269	$185,727
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$22,765	$1,043	$23,808	$—	$—	$13,578	$2,116	$15,694
(1)Settlements include charge-offs, prepayments, paydowns and maturities.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Impaired commercial LHFI	$—	$14,164	$26,345	$40,509	$—	$17,180	$614	$17,794
Foreclosed assets	—	2,407	—	2,407	—	1,322	—	1,322
Vehicle inventory	—	266,316	—	266,316	—	271,396	—	271,396
LHFS	—	171,432	75,611	247,043	—	—	88,212	88,212
Auto loans impaired due to bankruptcy	—	197,260	—	197,260	—	202,448	—	202,448

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $51.2 million and $9.0 million at March 31, 2022 and December 31, 2021, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Year-to-Date Ended March 31
(in thousands)	Statement of Operations Location	2022	2021
Impaired LHFI	Credit loss expense (1)	$10,675	$(6,583)
Foreclosed assets	Miscellaneous income, net (1)	—	(338)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Refer to Note 5 for further information on the review of goodwill for impairment.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at March 31, 2022 and December 31, 2021, respectively:

(dollars in thousands)	Fair Value at March 31, 2022 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$99,517	DCF	CPR (1)	6.65% - 85.85% (8.76%)
			Discount rate (2)	9.35%
(1)    Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(2)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative unpaid principal balances.
(3) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2021 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$79,107	DCF	CPR (2)	7.42% - 82.71% (12.86%)
			Discount rate (3)	9.35%
(1), (2), (3) - See corresponding footnotes to the March 31, 2022 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2022					December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,519,278	$13,519,278	$13,519,278	$—	$—	$19,305,530	$19,305,530	$19,305,530	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	4,904,070	4,901,580	—	4,901,580	—	5,346,468	5,372,052	—	5,372,052	—
Investments in debt securities AFS	8,443,756	8,443,756	253,150	8,190,606	—	11,313,937	11,313,937	73,618	11,240,319	—
Investments in debt securities HTM	9,388,092	8,968,074	—	8,968,074	—	6,702,471	6,629,206	—	6,629,206	—
Other investments (2)	433,319	436,851	5	436,846	—	285,791	286,526	64	286,462	—
LHFI, net	85,370,336	88,603,043	—	14,164	88,588,879	85,614,402	89,039,439	—	17,180	89,022,259
LHFS	328,164	328,163	—	252,552	75,611	255,023	255,023	—	166,811	88,212
Restricted cash	5,944,767	5,944,767	5,944,767	—	—	5,711,705	5,711,705	5,711,705	—	—
MSRs	99,517	99,517	—	—	99,517	79,107	79,107	—	—	79,107
Derivatives	723,530	723,530	—	723,500	30	661,080	661,080	—	658,187	2,893

Financial liabilities:
Deposits (1)	2,294,848	2,295,313	—	2,295,313	—	2,524,471	2,524,707	—	2,524,707	—
Federal funds purchased and securities loaned or sold under repurchase agreements	4,820,950	4,820,943	—	4,820,943	—	5,258,875	5,258,874	—	5,258,874	—
Borrowings and other debt obligations	40,239,594	39,965,388	—	33,191,303	6,774,085	41,133,187	41,600,737	—	33,874,253	7,726,484
Derivatives	1,097,893	1,097,893	—	1,096,475	1,418	690,213	690,213	—	687,846	2,367
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At March 31, 2022, the fair value of the underlying collateral was $4.9 billion, all of which was sold or re-pledged.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$81,120	$82,393	$(1,273)	$166,811	$162,525	$4,286
RICs HFI	29,485	29,785	(300)	33,529	33,737	(208)
Nonaccrual loans	385	405	(20)	435	457	(22)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Non-interest income:
Consumer and commercial fees	$97,490	$119,220
Lease income	671,204	772,892
Capital market revenue	64,759	81,788
Miscellaneous income, net
Mortgage banking income, net	11,381	20,739
BOLI	15,617	15,545
Net gain on sale of operating leases	26,046	108,263
Asset and wealth management fees	66,702	58,727
Gain / (loss) on sale of non-mortgage loans	324	(38,017)
Other miscellaneous income / (loss), net	13,778	35,465
Net gain on sale of investment securities	13,955	9,874
Total Non-interest income	$981,256	$1,184,496
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$39,900	$43,035
Commission and trailer fees(2)	59,186	54,539
Interchange income, net(2)	18,018	16,509
Underwriting service fees(2)	35,662	59,073
Asset and wealth management fees(2)	37,924	32,242
Other revenue from contracts with customers(2)	12,004	17,966
Total in-scope of revenue from contracts with customers	202,694	223,364
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	41,534	61,949
Lease income	671,204	772,892
Other miscellaneous income / (loss), net (3)	51,869	116,417
Net gain/(loss) on sale of investment securities	13,955	9,874
Total out-of-scope of revenue from contracts with customers	778,562	961,132
Total non-interest income	$981,256	$1,184,496
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Other expenses:
Amortization of intangibles	$11,252	$11,286
Deposit insurance premiums and other expenses	8,230	9,320
Other administrative expenses	88,751	72,976
Other miscellaneous expenses	27,004	10,841
Total Other expenses	$135,237	$104,423

NOTE 15. INCOME TAXES

An income tax expense of $161.7 million and $286.8 million were recorded for the quarters ended March 31, 2022 and 2021, respectively. This resulted in an ETR of 20.8% and 24.3% for the quarters ended March 31, 2022 and 2021, respectively. The decrease in the ETR for the quarter ended March 31, 2022, compared to the quarter ended March 31, 2021, was primarily the result of a decrease in expected pre-tax income and an increase in electric vehicle tax credits for 2022 compared to 2021.

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

The Company had a net deferred tax liability balance of $567.3 million at March 31, 2022 (consisting of a deferred tax asset balance of $147.3 million and a deferred tax liability balance of $714.6 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). The $116.1 million decrease in net deferred liability for the quarter ended March 31, 2022 was primarily due to an increase in the accumulated other comprehensive income deferred tax asset due to a loan transfer from available for sale to held to maturity and a decrease in the deferred tax liability related to leasing transactions partially offset by a decrease in net operating loss carryforwards.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$27,454,152	$27,648,128
Letters of credit	1,398,343	1,374,081
Commitments to sell loans	65,405	56,725
Recourse exposure on sold loans	18,656	19,095
Total commitments	$28,936,556	$29,098,029

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

Included within the reported balances for Commitments to extend credit at March 31, 2022 and December 31, 2021 were $4.0 billion and $3.8 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2022 was 12.3 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2022 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2022. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2022 and December 31, 2021, the liability related to unfunded lending commitments was $91.4 million and $104.1 million, respectively.

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

Securities Borrowed and Lending Subject to Repurchase or Resale Agreements

In 2021, the Company began entering into Securities Financing Activities primarily to deploy the Company’s excess cash and investments. Refer to Note 11 to these Condensed Consolidated Financial Statements for further discussion of the Company's commitments in connection with those agreements.

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of March 31, 2022 and December 31, 2021, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2022	December 31, 2021
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$25,112	$41,995
Agreement with Bank of America	Servicer performance fee	462	462
Agreement with CBP	Loss-sharing payments	261	273
Other contingencies	Consumer arrangements	6,273	6,937

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

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of March 31, 2022, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2022 and December 31, 2021 not subject to a market price check was $110.0 thousand and $3.0 million, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company accrued aggregate legal and regulatory liabilities of approximately $33.9 million and $44.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $10.5 million as of March 31, 2022. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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
Overtime Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that SBNA failed to pay overtime to current and former branch operations managers. On January 28, 2022, plaintiffs filed a motion seeking preliminary approval of a settlement with SBNA pursuant to which SBNA will pay a total of $4.25 million to resolve the litigation. On February 23, 2022, the court granted preliminary approval of the settlement and set the final approval hearing for June 21, 2022.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

Shareholder Derivative Lawsuits

Seattle City Employees Retirement System v. Santander Holdings USA, Inc., et al: In November 2020, a shareholder derivative complaint was filed in the Court of Chancery of the State of Delaware, captioned Seattle City v. Santander Holdings USA, Inc., C.A. No. 2020-0977-AGB. The plaintiff seeks unspecified monetary damages and other injunctive relief in the complaint. The complaint alleges, among other things, that SHUSA and the current SC directors breached their fiduciary duties by causing SC to engage in share repurchases for the purpose of increasing SHUSA’s ownership of SC above 80%, which the complaint alleges would allow SHUSA to obtain tax and other benefits not available to the rest of SC’s shareholders. The defendants filed an answer to the complaint. The complaint was dismissed with prejudice in February 2022.

Caldwell v. Santander Consumer USA Holdings Inc.: In September 2021, a purported shareholder of SC Common Stock filed a complaint against SC and its Board of Directors in the United States District Court for the Southern District of New York, captioned Craig Caldwell v. Santander Consumer USA Holdings Inc., 1:21-cv-07842, alleging violations of the Exchange Act when the Board allegedly authorized the filing of a materially incomplete and misleading Solicitation/Recommendation Statement with the SEC in connection with SHUSA’s proposed purchase of the remaining shares of SC Common Stock not already owned by SHUSA. The plaintiff sought to enjoin the defendants from proceeding with the proposed transaction. SC’s response to the complaint was due on February 15, 2022. On March 1, 2022, the plaintiff voluntarily dismissed the complaint.

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

Massachusetts Attorney General Investigation – Repossession Notices. The Massachusetts Attorney General issued a CID to SC seeking all notices provided to Massachusetts residents from March 30, 2017 to the present regarding repossession or auction of a repossessed vehicle. On February 18, 2022, the Massachusetts Attorney General publicly announced that it had entered into an Assurance of Discontinuance with SC resolving this matter for a payment of $5.6 million by SC.

IHC Matters

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

On September 16, 2020, the defendants moved to dismiss the complaint. On June 2, 2021, the court denied the defendants’ motion to dismiss. Defendants appealed the decision and, on December 17, 2021, the Puerto Rico Court of Appeals reversed the trial court decision and dismissed the complaint. The Court of Appeals denied plaintiffs' motion to reconsider the court's decision and plaintiffs have sought permission to appeal to the Puerto Rico Supreme Court.

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

Banco Santander (Brasil) S.A. had deposits with the Bank of zero and $1.5 billion as of March 31, 2022 and December 31, 2021, respectively. Banco Santander-Chile had deposits with the Bank of zero and $1.0 billion as of March 31, 2022 and December 31, 2021, respectively. Banco Santander Rio had deposits with the Bank of $110.0 million and $110.0 million as of March 31, 2022 and December 31, 2021, respectively. These transactions do not eliminate in the consolidation of SHUSA.

On March 2, 2022, the Company purchased an equity investment in AutoFi, a privately held corporation that provides technology solutions to the auto industry, including services to online auto marketplaces, auto dealers, and auto lenders, including SC. The investment consisted of $22.9 million of common stock purchased from existing shareholders and $41.1 million of preferred shares of a new series issuance, for a $64.0 million total resulting in the Company holding approximately 9.4% of the total equity shares of AutoFi. The Company did not obtain voting rights for its shares; however, it was granted one seat on AutoFi’s Board of Directors (now consisting of 6 voting members including SHUSA). In addition to the Company's investment, Mouro Capital, which is a wholly-owned subsidiary of Santander, owns 10.3% of the total equity of AutoFi Inc.

NOTE 18. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

In the first quarter of 2022, the Company announced organizational changes to meet the evolving needs of its customers and to assist management in making strategic decisions on the allocation of its resources. These changes primarily resulted in the creation of a new Auto reportable segment that includes the prior SC segment, SBNA's auto loan and lease portfolio business, previously in the CBB segment, and SBNA's dealer financing business, previously in the CRE&VF segment. In addition, the Company has established a new reportable segment for its Wealth Management business, previously included in Other. The Company has also aligned the insurance and investment services activities to CBB previously reported in Other. These changes were effective for internal reporting on March 31, 2022. Prior period information presented below has been reclassified to reflect these changes.

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: Auto, CBB, C&I, CRE, CIB, and Wealth Management.
•The Auto segment includes the Company's consumer and commercial auto loans and leases and the Company's commercial loans to dealers and dealer floor plan financing products. This includes the Company's specialized consumer finance subsidiary focused on vehicle finance and third-party servicing. The specialized consumer finance primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SC also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. All intercompany revenue and fees between SBNA and SC are eliminated in the consolidated results of the Company.
•The CBB segment includes the products and services provided to Bank consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, and business loans such as business lines of credit and commercial cards. In addition, SBNA makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts and insurance products through a networking agreement with a consolidated affiliate. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE segment offers CRE loans and multifamily loans, as well as cash management and deposit services to customers. This category also includes SBNA’s community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.
•The CIB segment serves the needs of global corporate and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes the Company's registered institutional broker-dealer that provides services in investment banking, sales, trading and equity research reports. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

SBNA also offers customer-related derivatives to hedge interest rate risk, and for C&I, CRE, commercial loans to dealers in the auto segment and CIB offers derivatives relating to foreign exchange and lending arrangements. See Note 12 to the Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

Year-To-Date Ended	SHUSA Reportable Segments
March 31, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,051,266	$301,955	$67,661	$78,435	$25,888	$19,143	$(64,342)	$1,480,006
Non-interest income	706,514	78,153	15,942	15,340	67,841	77,650	19,816	981,256
Credit loss expense / (benefit)	220,526	7,045	3,634	(19,338)	6,393	—	(1,451)	216,809
Total expenses	802,084	383,948	67,486	29,199	75,553	61,658	46,762	1,466,690
Income/(loss) before income taxes	735,170	(10,885)	12,483	83,914	11,783	35,135	(89,837)	777,763
Total assets	61,182,043	12,661,670	6,847,050	17,637,567	15,369,237	8,675,004	31,413,607	153,786,178
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Year-To-Date Ended	SHUSA Reportable Segments
March 31, 2021	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,072,248	$402,337	$73,775	$85,283	$27,411	$23,680	$(65,402)	$1,619,332
Non-interest income	917,857	67,209	16,402	5,616	77,549	63,246	36,617	1,184,496
Credit loss expense / (benefit)	121,385	(4,321)	(31,341)	1,776	(8,694)	(73)	(2,665)	76,067
Total expenses	890,593	402,335	63,259	28,024	67,330	50,562	46,326	1,548,429
Income/(loss) before income taxes	978,127	71,532	58,259	61,099	46,324	36,437	(72,446)	1,179,332
Total assets	59,882,586	13,782,238	7,679,097	17,794,929	10,786,520	6,824,500	29,840,471	146,590,341
(1) Refer to corresponding notes above.

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

Refer to Note 1 of the Condensed Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's outstanding shares.

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

Captive Financing Arrangements

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis's preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. Subsequent to March 31, 2022, SC announced it had reached an agreement with Stellantis to amend and extend the MPLFA through December 2025.

In addition, SC announced a new partnership with Mistubishi Motors North America, Inc. ("MMNA"), to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience. The captive-like, full-spectrum financing program launches in June 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at March 31, 2022 was 3.6% compared to 4.0% at December 31, 2021 and 6.0% one year ago. According to the U.S. Bureau of Labor Statistics, the improvement from March 2021 reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices at March 31, 2022 were:

March 31, 2022
Dow Jones Industrial Average	(4.6)%
S&P 500	(4.9)%
NASDAQ Composite	(9.1)%

At its March 2022 meeting, the Federal Open Market Committee decided to raise the federal funds rate target range 25 basis points to 0.25% to 0.50% in response to persistently high inflation above the 2.0% target rate. The Committee anticipates ongoing increases in the target range. This action is expected to help return inflation to the 2.0% committee objective, while allowing the labor market to remain strong.

The ten-year Treasury bond rate at March 31, 2022 was 2.33%, up from 1.51% at December 31, 2021. Within the industry, changes in this metric are often considered to correspond to changes in 15-year and 30-year mortgage rates.

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

REGULATORY MATTERS

The activities of the Company and its subsidiaries, including SBNA and SC, are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the New York Department of Financial Services.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2022, SBNA met the criteria to be classified as “well-capitalized.”

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference Rate Reform

The March 5, 2021 announcement by the U.K.’s Financial Conduct Authority confirmed the unavailability of LIBOR rates beyond June 30, 2023 and cessation of one-week and two-month LIBOR by December 31, 2021. ISDA announced these statements are an “Index Cessation Event” under the IBOR Fallbacks Supplement and the ISDA 2020 IBOR Fallbacks Protocol, which in turn triggers a “Spread Adjustment Fixing Date” under the Bloomberg IBOR Fallback Rate Adjustments Rule Book. As a result, when LIBOR tenors cease and the fallback rates apply, fallbacks for derivatives under ISDA’s documentation shift to forms of the SOFR plus the fixed spread adjustment.

The regulatory agencies also confirmed that the March 5, 2021 announcements constitute a “Benchmark Transition Event” with respect to all LIBOR settings.

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be moved to alternative rates. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of March 31, 2022, the Company had approximately $17 billion of loans and approximately $4 billion of borrowings with LIBOR exposure. We also had approximately $56 billion in notional amounts of derivative contracts with LIBOR exposure.

We continue to monitor and respond accordingly to the Company’s LIBOR exposures, alternative reference rate originations, and legacy contract renegotiation. Contracts for many of our financial instruments contain fallback language that prescribes the transition to alternative rates at the appropriate time. For others, we are working closely with customers and counterparties to insert conforming changes necessary for the implementation and operation of alternative reference rates prior to LIBOR cessation. The Company expects additional amendments to be sent this year in certain situations, e.g., to address loan-to-hedge matching, or for loan amendments created before the availability of current reference rates or without specific fallback rates.

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

The Company has completed the following aspects of the LIBOR transition program:

Communications and training
•Published employee and customer-facing LIBOR transition web pages
•Communicated with clients about the LIBOR transition through existing channels
•Conduct risk training for client-facing staff members
•Internal training on alternative reference rate product offerings
Contracts remediation
•Delivered amendments to clients for contracts without sufficient fallback.
•Adhered to the ISDA IBOR Fallbacks Protocol
Products
•Launched SOFR-referenced products across consumer, commercial, derivatives, and corporate investment channels.
•Maintained quarterly LIBOR exposure reporting
•Provided SOFR pricing framework to internal teams
Models
•Completed development for all models identified in scope for LIBOR remediation.
•Completed validation for approximately 90% of models and on track to complete validation for the remaining 10% of models by Q3 2022.
Accounting and tax
•Implemented relevant FASB and IRS guidance
•Documented approach to hedging
Systems
•Technology systems updates and testing to support alternative reference rates

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	YEARS-TO-DATE ENDED MARCH 31, 2022 and 2021
	2022 (1)			2021 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$38,858,377	$77,105	0.79%	$28,361,244	$59,196	0.83%	$17,909	$20,590	$(2,681)
LOANS(4):
C&I	14,420,518	114,340	3.17%	16,483,191	142,180	3.45%	(27,840)	(16,888)	(10,952)
CRE	7,223,994	51,437	2.85%	7,447,802	53,791	2.89%	(2,354)	(1,612)	(742)
Other commercial loans	8,171,434	40,110	1.96%	7,429,629	47,482	2.56%	(7,372)	5,471	(12,843)
Multifamily	7,489,872	58,257	3.11%	8,204,141	70,897	3.46%	(12,640)	(5,847)	(6,793)
Total commercial loans	37,305,818	264,144	2.83%	39,564,763	314,350	3.18%	(50,206)	(18,876)	(31,330)
Consumer loans:
Residential mortgages	5,660,603	43,811	3.10%	6,747,397	51,917	3.08%	(8,106)	(8,446)	340
Home equity loans and lines of credit	3,429,461	26,003	3.03%	4,013,586	32,256	3.21%	(6,253)	(4,514)	(1,739)
Total consumer loans secured by real estate	9,090,064	69,814	3.07%	10,760,983	84,173	3.13%	(14,359)	(12,960)	(1,399)
RICs and auto loans	43,265,679	1,254,220	11.60%	40,894,433	1,321,893	12.93%	(67,673)	87,440	(155,113)
Personal unsecured	2,201,176	55,035	10.00%	1,657,386	141,890	34.24%	(86,855)	75,025	(161,880)
Other consumer	134,492	1,871	5.56%	212,912	3,405	6.40%	(1,534)	(1,131)	(403)
Total consumer	54,691,411	1,380,940	10.10%	53,525,714	1,551,361	11.59%	(170,421)	148,374	(318,795)
Total loans	91,997,229	1,645,084	7.15%	93,090,477	1,865,711	8.02%	(220,627)	129,498	(350,125)
TOTAL EARNING ASSETS	130,855,606	1,722,189	5.26%	121,451,721	1,924,907	6.34%	(202,718)	150,088	(352,806)
Allowance for loan losses(5)	(6,472,894)			(7,316,533)
Other assets(6)	32,050,520			33,005,218
TOTAL ASSETS	$156,433,232			$147,140,406
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,407,174	$1,662	0.05%	$11,754,935	$1,408	0.05%	$254	$254	$—
Savings	5,601,687	494	0.04%	4,998,441	483	0.04%	11	11	—
Money market	34,583,976	11,785	0.14%	33,947,692	17,900	0.21%	(6,115)	364	(6,479)
CDs	2,417,549	3,004	0.50%	3,576,850	9,995	1.12%	(6,991)	(2,582)	(4,409)
TOTAL INTEREST-BEARING DEPOSITS	57,010,386	16,945	0.12%	54,277,918	29,786	0.22%	(12,841)	(1,953)	(10,888)

Fed funds purchased and securities sold under agreements to repurchase	5,185,142	843	0.07%	—	—	—%	843	843	—
FHLB advances	250,000	580	0.93%	1,042,755	1,657	0.64%	(1,077)	(2,666)	1,589
Other borrowings	40,927,235	223,815	2.19%	43,898,212	274,132	2.50%	(50,317)	(17,767)	(32,550)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (7)	46,362,377	225,238	1.94%	44,940,967	275,789	2.45%	(50,551)	(19,590)	(30,961)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	103,372,763	242,183	0.94%	99,218,885	305,575	1.23%	(63,392)	(21,543)	(41,849)
Noninterest bearing demand deposits	21,172,667			19,085,040
Other liabilities(8)	8,642,346			7,376,334
TOTAL LIABILITIES	133,187,776			125,680,259
STOCKHOLDER’S EQUITY	23,245,456			21,460,147
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$156,433,232			$147,140,406

NET INTEREST SPREAD (9)			4.32%			5.11%
NET INTEREST MARGIN (10)			4.52%			5.33%
NET INTEREST INCOME		$1,480,006			$1,619,332
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
(7)Refer to Note 9 and Note 11 to the Condensed Consolidated Financial Statements for further discussion.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income decreased $139.3 million for the quarter ended March 31, 2022, respectively, compared to 2021. The most significant factors contributing to the change were as follows:

•Interest income on investment securities and interest-earning deposits increased $17.9 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, attributable to an increase average balances of $20.6 million and a decrease in average rates of $2.7 million. The decrease in rate was attributable to Federal Reserve actions in response to the COVID-19 pandemic.
•Interest income on loans decreased $220.6 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, attributable to a increase in average loan balances of $129.5 million and a decrease in average rates of $350.1 million. This was the result of a lower overall interest rate environment.
•Interest expense on deposits and related customer accounts decreased $12.8 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, attributable to a decrease in average interest-bearing deposit balances of $2.0 million and a decrease in average rates of $10.9 million.
•Interest expense on securities financing activities and borrowed funds decreased $50.6 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, attributable to a decrease in average interest-bearing borrowings balances of $19.6 million and a decrease in average rates of $31.0 million. This was the result of an overall lower interest rate environment along with the repayment of debt.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had a credit loss expense of $216.8 million for the quarter ended March 31, 2022, compared to credit loss expense of $76.1 million for the corresponding period in the prior year.

Credit loss expense on commercial loans increased $10.4 million compared to the corresponding period in the prior year, primarily driven by a release of allowance across several commercial segments offset by a decrease in net charge-offs of $15.4 million.

Credit loss expense on consumer loans increased $120.9 million compared to the corresponding period in the prior year, primarily driven by an increase in RIC charge-offs. Net charge-offs on the consumer portfolios increased by $24.6 million, respectively, compared to 2021.

The provision on unfunded credit losses increased $9.4 million compared to 2021.

NON-INTEREST INCOME

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Consumer fees	$62,053	$83,693	$(21,640)	(25.9)%
Commercial fees	35,437	35,527	(90)	(0.3)%
Lease income	671,204	772,892	(101,688)	(13.2)%
Capital Market Revenue	64,759	81,788	(17,029)	(20.8)%
Miscellaneous income, net	133,848	200,722	(66,874)	(33.3)%
Net gains recognized in earnings	13,955	9,874	4,081	41.3%
Total non-interest income	$981,256	$1,184,496	$(203,240)	(17.2)%

Total non-interest income decreased $203.2 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year. The change for the quarter ended March 31, 2022 was primarily due to a decrease in lease income $101.7 million, and a decrease in miscellaneous income $66.9 million, net discussed further below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$11,381	$20,739	$(9,358)	(45.1)%
BOLI	15,617	15,545	72	0.5%
Net gain on sale of operating leases	26,046	108,263	(82,217)	(75.9)%
Asset and wealth management fees	66,702	58,727	7,975	13.6%
Gain on sale of non-mortgage loans	324	(38,017)	38,341	100.9%
Other miscellaneous income / (loss), net	13,778	35,465	(21,687)	(61.2)%
Total miscellaneous income	$133,848	$200,722	$(66,874)	(33.3)%

Miscellaneous income decreased $66.9 million for the quarter ended March 31, 2022 compared to the corresponding period in the prior year. This increase was primarily related to:

•Gain on sale of operating leases decreased for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, primarily driven by limited new and used car supply.
•Gain on the sale of non-mortgage loans increased for the quarter ended March 31, 2022 compared to the corresponding period in the prior year, primarily attributable to the consumer RIC portfolio.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Compensation and benefits	$495,325	$465,258	$30,067	6.5%
Occupancy and equipment expenses	151,550	172,076	(20,526)	(11.9)%
Technology, outside services, and marketing expense	137,684	134,752	2,932	2.2%
Loan expense	65,592	111,580	(45,988)	(41.2)%
Lease expense	481,302	560,340	(79,038)	(14.1)%
Other expenses	135,237	104,423	30,814	29.5%
Total general, administrative and other expenses	$1,466,690	$1,548,429	$(81,739)	(5.3)%

Total general, administrative and other expenses decreased $81.7 million for the quarter ended March 31, 2022 compared to 2021. The most significant contributing factors were as follows:

•Loan expense decreased $46.0 million for the quarter ended March 31, 2022, compared to the corresponding period in the prior year, due to decreases in loan servicing expense.
•Lease expense decreased for the quarter ended March 31, 2022, compared to the corresponding period in the prior year, due to a shortage in automobile supply and receipt of lease subvention payments, which reduce lease expense related to depreciation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax expense of $161.7 million and $286.8 million were recorded for the quarters ended March 31, 2022 and 2021, respectively. This resulted in an ETR of 20.8% and 24.3% for the quarters ended March 31, 2022 and 2021, respectively. Refer to Note 15 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

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

LINE OF BUSINESS RESULTS

The Company manages its business activities by it six reportable segments, Auto, CBB, C&I, CRE, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and includes additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective.

Consumer Activities

Consumer activities consists of the Company's CBB reportable segment and Auto reportable segment.

Year-To-Date Ended	2022			2021			Total Consumer Activities
March 31, 2022	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$1,051,266	$301,955	$1,353,221	$1,072,248	$402,337	$1,474,585	$(121,364)	(8.2)%
Non-interest income	706,514	78,153	$784,667	917,857	67,209	$985,066	$(200,399)	(20.3)%
Credit loss expense / (benefit)	220,526	7,045	$227,571	121,385	(4,321)	$117,064	$110,507	94.4%
Total expenses	802,084	383,948	$1,186,032	890,593	402,335	$1,292,928	$(106,896)	(8.3)%
Income/(loss) before income taxes	735,170	(10,885)	$724,285	978,127	71,532	$1,049,659	$(325,374)	(31.0)%
Total assets	61,182,043	12,661,670	$73,843,713	59,882,586	13,782,238	$73,664,824	$178,889	0.2%

The Company reported total income before income taxes related to its Consumer activities of $724.3 million and $1.0 billion, respectively, for the periods ending March 31, 2022 and 2021, which included income before income taxes of $735.2 million and $978.1 million on Auto in the respective periods, and a loss before income taxes of $10.9 million and income before income taxes of $71.5 million on CBB in the respective periods. The most significant drivers of the change were:
•Net interest income on CBB decreased $100.4 million, compared to the corresponding period of 2021. This decrease was primarily due to the sale of the Bluestem portfolio during the first quarter of 2021.
•Non-interest income on Auto decreased $211.3 million for the quarter ended March 31, 2022, compared to the corresponding period of 2021. This change was primarily due to a lower volume of active leases as a result of supply chain issues impacting new vehicle inventory.
•Total expenses on Consumer activities decreased $106.9 million for the quarter ended March 31, 2022 compared to the corresponding period of 2021, for which Auto decreased by $88.5 million and CBB decreased by $18.4 million, primarily due to the Company's focus on cost efficiency.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Year-To-Date Ended	2022			2021			Total Commercial Activities
March 31, 2022	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$67,661	$78,435	$146,096	$73,775	$85,283	$159,058	$(12,962)	(8.1)%
Non-interest income	15,942	15,340	$31,282	16,402	5,616	$22,018	$9,264	42.1%
Credit loss expense / (benefit)	3,634	(19,338)	$(15,704)	(31,341)	1,776	$(29,565)	$13,861	46.9%
Total expenses	67,486	29,199	$96,685	63,259	28,024	$91,283	$5,402	5.9%
Income/(loss) before income taxes	12,483	83,914	$96,397	58,259	61,099	$119,358	$(22,961)	(19.2)%
Total assets	6,847,050	17,637,567	$24,484,617	7,679,097	17,794,929	$25,474,026	$(989,409)	(3.9)%

The Company reported total income before income taxes related to its Commercial activities of $96.4 million and $119.4 million, respectively, for the periods ending March 31, 2022 and 2021. This included income before income taxes of $12.5 million and $58.3 million on C&I in the respective periods, and income before income taxes of $83.9 million and $61.1 million on CRE in the respective periods. The most significant drivers of the change were:
•Credit loss expense on C&I increased $35.0 million for the quarter ended March 31, 2022, compared to the corresponding period of 2021. This change was primarily due to new origination volume.
•Credit loss expense on CRE decreased $21.1 million, compared to the corresponding period of 2021.
•Total expenses on Commercial activities increased $5.4 million for the quarter ended March 31, 2022 compared to the corresponding period of 2021, for which C&I increased by $4.2 million and CRE increased by $1.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$25,888	$27,411	$(1,523)	(5.6)%
Total non-interest income	67,841	77,549	(9,708)	(12.5)%
Credit loss expense / (benefit)	6,393	(8,694)	15,087	173.5%
Total expenses	75,553	67,330	8,223	12.2%
Income / (Loss) before income taxes	11,783	46,324	(34,541)	(74.6)%
Total assets	15,369,237	10,786,520	4,582,717	42.5%

CIB reported income before income taxes of $11.8 million for the quarter ended March 31, 2022, compared to income before income taxes of $46.3 million for the corresponding period in 2021. Factors contributing to this change were:

•Credit loss expense increased $15.1 million for the quarter ended March 31, 2022 compared to the corresponding period of 2021. This change was due to a decrease in recoveries.

Wealth Management

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$19,143	$23,680	$(4,537)	(19.2)%
Total non-interest income	77,650	63,246	14,404	22.8%
Credit loss expense / (benefit)	—	(73)	73	100.0%
Total expenses	61,658	50,562	11,096	21.9%
Income / (Loss) before income taxes	35,135	36,437	(1,302)	(3.6)%
Total assets	8,675,004	6,824,500	1,850,504	27.1%

Wealth Management reported income before income taxes of $35.1 million for the quarter ended March 31, 2022, compared to income before income taxes of $36.4 million for the corresponding period in 2021. Factors contributing to this change were:

•Total non-interest income increased $14.4 million for the quarter ended March 31, 2022 compared to the corresponding period in 2021, is due to an increase in structured products, trading volume increases, new income from real estate commissions, and a revaluation of derivative gains.
•Total expenses increased $11.1 million for the quarter ended March 31, 2022 compared to the corresponding period of 2021. This increase was due to increased headcount partially resulting from the recent acquisition of Credit Agricole, and increases in expenses related to referral fee expense and temporary services expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Year-to-Date Ended March 31		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$(64,342)	$(65,402)	$1,060	1.6%
Total non-interest income	19,816	36,617	(16,801)	(45.9)%
Credit loss expense / (benefit)	(1,451)	(2,665)	1,214	45.6%
Total expenses	46,762	46,326	436	0.9%
Income / (Loss) before income taxes	(89,837)	(72,446)	(17,391)	(24.0)%
Total assets	31,413,607	29,840,471	1,573,136	5.3%

The Other category reported a loss before income taxes of $89.8 million for the quarter ended March 31, 2022, compared to a loss before income taxes of $72.4 million for the corresponding period in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2022		December 31, 2021		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,350,812	8.0%	$7,227,003	7.8%	$123,809	1.7%
C&I	13,868,625	15.1%	14,710,864	16.0%	(842,239)	(5.7)%
Multifamily	7,709,447	8.4%	7,547,382	8.2%	162,065	2.1%
Other commercial	8,239,438	9.0%	8,170,031	8.9%	69,407	0.8%
Total commercial loans (1)	37,168,322	40.5%	37,655,280	40.9%	(486,958)	(1.3)%

Consumer loans secured by real estate:
Residential mortgages	5,472,175	6.0%	5,598,560	6.1%	(126,385)	(2.3)%
Home equity loans and lines of credit	3,359,342	3.7%	3,487,234	3.8%	(127,892)	(3.7)%
Total consumer loans secured by real estate	8,831,517	9.7%	9,085,794	9.9%	(254,277)	(2.8)%

Consumer loans not secured by real estate:
RICs and auto loans	43,086,645	46.9%	43,183,098	46.9%	(96,453)	(0.2)%
Personal unsecured loans	2,562,022	2.8%	2,009,654	2.2%	552,368	27.5%
Other consumer	127,061	0.1%	141,986	0.1%	(14,925)	(10.5)%

Total consumer loans	54,607,245	59.5%	54,420,532	59.1%	186,713	0.3%
Total LHFI	$91,775,567	100.0%	$92,075,812	100.0%	$(300,245)	(0.3)%

Total LHFI with:
Fixed	$64,993,477	70.8%	$64,774,941	70.3%	$218,536	0.3%
Variable	26,782,090	29.2%	27,300,871	29.7%	(518,781)	(1.9)%
Total LHFI	$91,775,567	100.0%	$92,075,812	100.0%	$(300,245)	(0.3)%
(1) As of March 31, 2022, the Company had $322.8 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $487.0 million, or 1.3%, from December 31, 2021 to March 31, 2022. This decrease was comprised of a decrease in C&I loans of $842.2 million, offset by an increase in Multifamily loans of $162.1 million, an increase in CRE of $123.8 million, and an increase in Other commercial of $69.4 million which includes BSI's acquisition of Crédit Agricole's global wealth management client assets.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $254.3 million, or 2.8%, from December 31, 2021 to March 31, 2022. This decrease was comprised of a decrease in the residential mortgage portfolio of $126.4 million, and a decrease in the home equity loans and lines of credit portfolio of $127.9 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $96.5 million, or 0.2%, from December 31, 2021 to March 31, 2022. The decrease in the RIC and auto loan portfolio was primarily due to decreases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of March 31, 2022, 61.4% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 7.2% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

During the quarter ended March 31, 2022, SBNA approved and completed purchases of performing personal unsecured loans from third parties with a UPB of approximately $268.2 million. Servicing was retained by the sellers with no future minimum amounts required to be purchased.

Personal unsecured and other consumer loans HFI increased from December 31, 2021 to March 31, 2022 by $537.4 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At March 31, 2022, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total (1)
Fixed Rates:
CRE loans	$113,928	$295,287	$139,303	$18,833	$567,351
C&I	736,039	972,553	548,433	305	2,257,330
Multifamily loans	520,166	2,495,407	2,464,381	23,157	5,503,111
Other commercial	1,870,122	3,465,763	1,011,909	—	6,347,794
Total commercial	$3,240,255	$7,229,010	$4,164,026	$42,295	$14,675,586
Residential mortgages	802	25,639	732,673	3,982,400	4,741,514
Home equity loans and lines of credit	16,561	12,569	48,650	33,630	111,410
RICs and auto loans	546,852	22,038,393	20,501,118	281	43,086,644
Personal unsecured loans	22,532	2,221,011	237,343	1	2,480,887
Other consumer	676	8,887	12,732	6,714	29,009
Total Fixed Rates	$3,827,678	$31,535,509	$25,696,542	$4,065,321	$65,125,050
Variable Rates:
CRE loans	$1,211,059	$4,586,253	$838,954	$147,196	$6,783,462
C&I	3,043,343	8,276,785	500,972	37,239	11,858,339
Multifamily loans	373,743	966,649	862,472	3,472	2,206,336
Other commercial	1,793,954	97,338	—	352	1,891,644
Total commercial	$6,422,099	$13,927,025	$2,202,398	$188,259	$22,739,781
Residential Mortgages	543	6,596	158,690	645,952	811,781
Home equity loans and lines of credit	5,754	3,282	388,602	2,850,295	3,247,933
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	174	14,405	66,166	391	81,136
Other consumer	1,509	51,700	44,843	—	98,052
Total Variable Rates	$6,430,079	$14,003,008	$2,860,699	$3,684,897	$26,978,683
Total	$10,257,757	$45,538,517	$28,557,241	$7,750,218	$92,103,733

(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2022	December 31, 2021	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$29,891	$31,752	$(1,861)	(5.9)%
C&I	86,326	69,754	16,572	23.8%
Multifamily	100,022	103,299	(3,277)	(3.2)%
Other commercial	7,654	9,036	(1,382)	(15.3)%
Total commercial loans	223,893	213,841	10,052	4.7%

Consumer loans secured by real estate:
Residential mortgages	112,990	123,548	(10,558)	(8.5)%
Home equity loans and lines of credit	84,339	88,310	(3,971)	(4.5)%
Consumer loans not secured by real estate:
RICs and auto loans	1,196,948	1,467,928	(270,980)	(18.5)%
Personal unsecured loans	3,740	2,892	848	29.3%
Other consumer	408	1,047	(639)	(61.0)%
Total consumer loans	1,398,425	1,683,725	(285,300)	(16.9)%
Total non-accrual loans	1,622,318	1,897,566	(275,248)	(14.5)%

OREO	4,322	3,724	598	16.1%
Repossessed vehicles	249,656	247,757	1,899	0.8%
Other repossessed assets	538	294	244	83.0%
Total OREO and other repossessed assets	254,516	251,775	2,741	1.1%
Total non-performing assets	$1,876,834	$2,149,341	$(272,507)	(12.7)%

Past due 90 days or more as to interest or principal and accruing interest	$2,605	$2,314	$291	12.6%
Non-performing assets as a percentage of total assets	1.2%	1.3%	n/a	n/a

Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrower's ability to comply with the present repayment terms. These assets are principally loans delinquent for more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $123.9 million and $113.9 million at March 31, 2022 and December 31, 2021, respectively. Potential problem consumer loans amounted to $3.3 billion and $3.7 billion at March 31, 2022 and December 31, 2021, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	March 31, 2022	March 31, 2021	December 31, 2021
ACL to total loan outstanding	7.05%	7.95%	7.11%
ACL	$6,496,660	$7,284,544	$6,565,504
Total loans outstanding	92,103,731	91,628,049	92,330,835
NPL to total loans outstanding	1.8%	1.6%	2.1%
NPL	$1,622,500	$1,427,892	$1,897,566
Total loans outstanding	92,103,731	91,628,049	92,330,835
ACL to NPL	400.4%	510.2%	346.0%
ACL	$6,496,660	$7,284,544	$6,565,504
NPL	1,622,500	1,427,892	1,897,566
NCO during the period to average loans outstanding:
Commercial	—%	0.04%	0.18%
Net charge-offs / (recoveries) during the period	$(1,419)	$14,003	$68,949
Average amount outstanding	37,305,818	39,564,763	38,771,427
Consumer	0.52%	0.49%	1.19%
Net charge-offs / (recoveries) during the period	$287,072	$262,468	$643,146
Average amount outstanding	54,691,411	53,525,714	54,066,174

Commercial

Commercial NPLs increased $10.1 million from December 31, 2021 to March 31, 2022. Commercial NPLs accounted for less than 1% of commercial LHFI at March 31, 2022 and 2021, respectively. The change in commercial NPLs was primarily comprised of a an increase of $16.6 million in the C&I portfolio, offset by a decrease of $3.3 million in the Multifamily portfolio, a decrease of $1.9 million in the CRE portfolio, and a decrease of $1 million in Other commercial.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $271.0 million from December 31, 2021 to March 31, 2022. Non-performing RICs and auto loans accounted for 2.8% and 3.4% of total RICs and auto loans at March 31, 2022 and December 31, 2021, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $0.8 million from December 31, 2021 to March 31, 2022. Non-performing personal unsecured loans accounted for 0.1% and 0.1% of total personal unsecured loans at March 31, 2022 and December 31, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
(dollars in thousands)	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
NPLs - HFI	$112,990	$84,339	$123,548	$88,310
Total LHFI	5,472,175	3,359,342	5,598,560	3,487,234
NPLs as a percentage of total LHFI	2.1%	2.5%	2.2%	2.5%

NPLs as a percentage of LHFI in the Residential mortgage portfolio decreased year-over-year due to lower NPLs in 2022 on a decreasing Residential mortgage portfolio. Foreclosures on consumer loans secured by real estate were $60.0 million or 30.4% of non-performing consumer loans secured by real estate at March 31, 2022, compared to $41.1 million or 19.4% of consumer loans secured by real estate at December 31, 2021.

Delinquencies

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.

Overall, total delinquencies decreased by $450.3 million, or 10.5%, from December 31, 2021 to March 31, 2022, primarily due to past due auto loans. Delinquent balances and nonaccrual balances on mortgages and other consumer loans were lower as of March 31, 2022, primarily due to the benefits of government stimulus payments and tax refunds provided to customers.

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

The following table summarizes TDRs at the dates indicated:

	As of March 31, 2022
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,756	55.1%	$179,338	63.7%	$2,992,155	88.9%	$22,112	98.4%	$3,297,361
Non-performing	84,477	44.9%	102,343	36.3%	374,031	11.1%	353	1.6%	561,204
Total	$188,233	100.0%	$281,681	100.0%	$3,366,186	100.0%	$22,465	100.0%	$3,858,565

% of loan portfolio	0.5%	n/a	3.2%	n/a	7.8%	n/a	0.8%	n/a	4.2%
(1) Excludes LHFS.

	As of December 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,582	51.2%	$171,991	60.7%	$3,341,939	89.4%	$24,081	97.7%	$3,641,593
Non-performing	98,620	48.8%	111,511	39.3%	397,122	10.6%	571	2.3%	607,824
Total	$202,202	100.0%	$283,502	100.0%	$3,739,061	100.0%	$24,652	100.0%	$4,249,417

% of loan portfolio	0.5%	n/a	3.1%	n/a	8.7%	n/a	1.1%	n/a	4.6%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Year-To-Date Ended March 31, 2022		Year-To-Date Ended March 31, 2021
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,731,960	$510,356	$3,987,845	$336,284
New TDRs(1)	160,049	37,932	651,812	116,485
Charged-off TDRs	(134,226)	(4,209)	188,870	(2,832)
Sold TDRs	—	—	48,956	—
Payments on TDRs	(391,597)	(51,700)	(428,529)	(94,914)
TDRs, end of period	$3,366,186	$492,379	$4,448,954	$355,023
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

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide facts such as changes in unemployment, GDP, HPI, CRE price index, used vehicle index, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
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

ACL

There were no significant changes to the ACL during the quarter ended March 31, 2022. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $104.1 million at December 31, 2021 to $91.4 million at March 31, 2022. The decrease of the reserve for unfunded lending commitments was due to a $10.9 million decrease on commercial commitments and a $1.8 million decrease on consumer commitments.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	March 31, 2022	December 31, 2021
Investment securities AFS:
U.S. Treasury securities and government agencies	$4,831,224	$6,172,652
FNMA and FHLMC securities	2,794,846	4,327,556
Other securities (1)	817,686	813,729
Total investment securities AFS	8,443,756	11,313,937
Investment securities HTM:
U.S. government agencies	7,999,449	6,702,471
FNMA and FHLMC securities	1,388,643	—
Total investment securities HTM	9,388,092	6,702,471
Other investments	1,311,863	1,096,138
Total investment portfolio	$19,143,711	$19,112,546
(1) Other securities primarily include corporate debt securities and ABS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	March 31, 2022	December 31, 2021	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$253,150	$73,618	$179,532	243.9%
Corporate debt securities	291,749	276,007	15,742	5.7%
ABS	525,937	537,722	(11,785)	(2.2)%
MBS:
GNMA - Residential	3,924,762	4,066,195	(141,433)	(3.5)%
GNMA - Commercial	653,312	2,032,839	(1,379,527)	(67.9)%
FHLMC and FNMA - Residential	2,691,186	4,219,641	(1,528,455)	(36.2)%
FHLMC and FNMA - Commercial	103,660	107,915	(4,255)	(3.9)%
Total investments in debt securities AFS	$8,443,756	$11,313,937	$(2,870,181)	(25.4)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2022 was approximately 7.00 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2022 was approximately 3.15 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 346 investment securities classified as HTM as of March 31, 2022.

(in thousands)	March 31, 2022	December 31, 2021	Change in unrealized gain/(loss)
Total unrealized loss	$(356,661)	$(138,703)	$(217,958)
Total unrealized gain	5,668	42,687	(37,019)
Total unrealized gain/(loss) position	$(350,993)	$(96,016)	$(254,977)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2022:

	March 31, 2022
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,959,141	$1,887,258
FHLMC	2,392,283	2,296,231
GNMA (1)	12,677,067	12,079,394
Total	$17,028,491	$16,262,883
(1) Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At March 31, 2022, goodwill totaled $2.6 billion and represented 1.7% of total assets and 11.8% of total stockholder's equity. The following table shows goodwill by reporting units at March 31, 2022:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at March 31, 2022	$1,238,918	$159,000	$52,198	$1,014,915	$131,130	$2,596,161

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods and noted no impairment..

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2022, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

Refer to Note 5 and Note 18 to these Condensed Consolidated Financial Statements for discussion of changes to the Company's organizational structure impacting goodwill during the first quarter of 2022.
DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $567.3 million at March 31, 2022 (consisting of a deferred tax asset balance of $147.3 million and a deferred tax liability balance of $714.6 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2022 and 2021, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2022 and 2021, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. Refer to the section captioned "Liquidity and Capital Resources" for discussion of the Company's dividends.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at March 31, 2022:

	SHUSA

	March 31, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	18.51%	6.50%	4.50%
Tier 1 capital ratio	18.82%	8.00%	6.00%
Total capital ratio	20.55%	10.00%	8.00%
Leverage ratio	13.56%	5.00%	4.00%

	SBNA

	March 31, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.27%	6.50%	4.50%
Tier 1 capital ratio	16.27%	8.00%	6.00%
Total capital ratio	17.47%	10.00%	8.00%
Leverage ratio	11.25%	5.00%	4.00%
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

As of March 31, 2022, SBNA has borrowed $1.0 billion from SHUSA. This transaction eliminates in consolidation.

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

During the quarter ended March 31, 2022, SC completed on-balance sheet funding transactions totaling approximately $3.3 billion, including:

•securitizations on its SDART platform for approximately $2.5 billion; and
•lease securitization on its SRT platform for approximately $0.9 billion.

SC did not complete any asset sales to third parties during the quarter ended March 31, 2022.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

IHC

SIS has entered into a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity. In November 2021, the liquidity line was increased to $4.0 billion.

At March 31, 2022, there were no outstanding balances on the subordinated loan or the liquidity line.

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

Available Liquidity

As of March 31, 2022, SBNA had approximately $14.0 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2022 and December 31, 2021, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $23.7 billion and $29.4 billion, respectively. These amounts represented 31.5% and 36.4% of total deposits at March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, SBNA and BSI had $2.3 billion and $1.5 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Year-to-Date Ended March 31
(in thousands)	2022	2021
Net cash flows from operating activities	$2,149,646	$3,503,913
Net cash flows from investing activities	(844,435)	(342,716)
Net cash flows from financing activities	(6,858,401)	(3,785,310)

Cash flows from operating activities

Net cash flow from operating activities decreased by $1.4 billion from the quarter ended March 31, 2021 to the quarter ended March 31, 2022, primarily due to a decrease in proceeds from sales of and collections on LHFS which included the sale of the Bluestem personal lending portfolio during the quarter ended March 31, 2021.

Cash flows from investing activities

Net cash flow from investing activities decreased by $501.7 million from the quarter ended March 31, 2021 to the quarter ended March 31, 2022, primarily due to a decrease in proceeds from sales of LHFI, offset by an increase in securities purchased under resale agreements which began in the second quarter of 2021.

Cash flows from financing activities

Net cash flow from financing activities decreased by $3.1 billion from the quarter ended March 31, 2021 to the quarter ended March 31, 2022, primarily due to stock repurchase activity related to the acquisition of SC shares and a decrease in deposits, offset by a net increase in borrowings activity.

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

SC has eight credit facilities with eleven banks providing an aggregate commitment of $7.0 billion for the exclusive use of providing short-term liquidity needs to support core and CCAP loan financing. As of March 31, 2022, there was no outstanding balance on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of March 31, 2022, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $4.7 billion of term financing with maturities ranging from June 2022 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $4.0 billion of unsecured financing with maturities ranging from June 2022 and September 2022.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Financing

Beginning in 2018, SC has agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans, all of which are serviced by SC. The loans are on the balance sheet of SBNA.

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

At March 31, 2022, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of March 31, 2022, the Company had total contractual cash obligations of $57.0 billion which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, $15.0 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $28.9 billion which consisted of commitments to extend credit and letters of credit. Of this amount, $8.3 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of March 31, 2022, the Company had 530,391,043 shares of common stock outstanding. During the quarters ended March 31, 2022 and 2021, the Company did not pay any cash dividends to its common stock shareholder. During the second quarter of 2022, the Company declared and paid dividends of $1.25 billion to its sole shareholder, Santander.

During the quarter ended March 31, 2022, there was no capital activity related to SHUSA's subsidiaries.

During the second quarter of 2022, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•BSI declared and paid $20.0 million in dividends to SHUSA.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2022 and December 31, 2021:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2022	December 31, 2021
Down 100 basis points	(3.53)%	(2.63)%
Up 100 basis points	3.57%	4.33%
Up 200 basis points	6.92%	8.17%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2022 and December 31, 2021.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2022	December 31, 2021
Down 100 basis points	0.43%	(3.18)%
Up 100 basis points	(3.07)%	(0.91)%
Up 200 basis points	(7.54)%	(3.71)%

As of March 31, 2022, the Company’s profile reflected a decrease of MVE of 0.43% for downward parallel interest rate shocks of 100 basis points and a decrease of 3.07% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2022, (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan activities related to loans held for sale (“LHFS”) and loans held for investment (“LHFI”) within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF. Additionally, this material weakness could result in further misstatements of the classification of cash flows for LHFS and LHFI that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Status of Reported Material Weakness

The Company is currently working to remediate the material weakness described above, including enhancing the process around identification and tracking of the classification of loans at origination; and enhancing the review controls, and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations, and cash flows. There have been no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the three-month period ended March 31, 2022 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the US under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the three-month period ended March 31, 2022.

•Santander Brasil holds a blocked account for a customer with domicile in Brazil designated by the U.S. under the SDGT sanctions program. The relationship with the customer preceded its designation under the sanctions program. Revenues and profits generated by Santander Brasil on this account in the three-month period ended March 31, 2022 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the US under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three-month period ended March 31, 2022 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 6, 2022	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 6, 2022	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President