Form 10-Q
period 2022-06-30
Santander Holdings USA, Inc.
filed 2022-08-05
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022

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
Number of shares of common stock outstanding at July 31, 2022: 530,391,043 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC., AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “will,” “would,” “believes,” “expects,” “anticipates,” “estimate,” “intends,” “plans,” “assume," "goal," "seek," "can," "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

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
•acts of terrorism or domestic or foreign military conflicts. In this regard, during the first quarter SHUSA assessed its exposure to clients in Russia and Belarus and does not believe it has any significant risk with respect to these clients; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2021.

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

ABS: Asset-backed securities	DOJ: Department of Justice
ACL: Allowance for credit losses	DPD: Days past due
AFS: Available-for-sale	DTI: Debt-to-income
ALLL: Allowance for loan and lease losses	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
AOCI: Accumulated other comprehensive income	EIR: Effective interest rate
APS: Amherst Pierpont Securities LLC	ETR: Effective tax rate
ASC: Accounting Standards Codification	Evaluation Date: June 30, 2022
ASU: Accounting Standards Update	Exchange Act: Securities Exchange Act of 1934, as amended
ATM: Automated teller machine	FASB: Financial Accounting Standards Board
BHC: Bank holding company	FBO: Foreign banking organization
BHCA: Bank Holding Company Act of 1956, as amended	FDIC: Federal Deposit Insurance Corporation
BOLI: Bank-owned life insurance	Federal Reserve: Board of Governors of the Federal Reserve System
BSI: Banco Santander International	FHLB: Federal Home Loan Bank
C&I: Commercial & industrial	FHLMC: Federal Home Loan Mortgage Corporation
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FICO®: Fair Isaac Corporation credit scoring model
CBB: Consumer and Business Banking	FNMA: Federal National Mortgage Association
CBP: Citizens Bank of Pennsylvania	FRB: Federal Reserve Bank
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FVO: Fair value option
CD: Certificate of deposit	GAAP: Accounting principles generally accepted in the United States of America
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	GDP: Gross domestic product
CEO: Chief Executive Officer	GNMA: Government National Mortgage Association
CET1: Common equity Tier 1	GSIB: Global systemically important bank
CEVF: Commercial equipment vehicle financing	HFI: Held for investment
CFPB: Consumer Financial Protection Bureau	HFS: Held for sale
CFO: Chief Financial Officer	HPI: Housing Price Index
CIB: Corporate and Investment Banking	HTM: Held to maturity
CID: Civil investigative demand	IBOR: Inter-bank offered rate
CLTV: Combined loan-to-value	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	LCR: Liquidity coverage ratio
CRE: Commercial Real Estate	LGD: Loss given default
DCF: Discounted cash flow	LHFI: Loans held for investment
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act

LIBOR: London Interbank Offered Rate	SCB: Stress capital buffer
LIHTC: Low income housing tax credit	SC Common Stock: Common shares of SC
LTD: Long-term debt	SCART: Santander Consumer Auto Receivables Trust
LTV: Loan-to-value	SCF: Statement of cash flows
MBS: Mortgage-backed securities	SDART: Santander Drive Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDGT: Specially Designated Global Terrorist
Moody's: Moody's Investor Service, Inc.	SEC: Securities and Exchange Commission
MMNA: Mitsubishi Motors North America, Inc.	Securities Act: Securities Act of 1933, as amended
MPLFA: Ten-year master private-label financing agreement with Stellantis signed in May 2013	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MSR: Mortgage servicing right	SFS: Santander Financial Services, Inc.
MVE: Market value of equity	SHUSA: Santander Holdings USA, Inc.
NCI: Non-controlling interest	SIS: Santander Investment Securities Inc.
NMDs: Non-maturity deposits	SOFR: Secured overnight financing rate
NMTC: New market tax credits	SPAIN: Santander Private Auto Issuing Note
NPL: Non-performing loan	SPE: Special purpose entity
OCC: Office of the Comptroller of the Currency	SRT: Santander Retail Auto Lease Trust
OCI: Other comprehensive income	SSLLC: Santander Securities LLC
OIS: Overnight indexed swap	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
OREO: Other real estate owned	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	TDR: Troubled debt restructuring
PCH: Pierpont Capital Holdings LLC	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
PD: Probability of default	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	Trusts: Securitization trusts
ROU: Right-of-use	UPB: Unpaid principal balance
RV: Recreational vehicle	VIE: Variable interest entity
RWA: Risk-weighted asset	VOE: Voting rights entity
S&P: Standard & Poor's
SAF: Santander Auto Finance
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc
SBNA: Santander Bank, National Association

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$10,468,011	$19,305,530
Federal funds sold and securities purchased under resale agreements or similar arrangements	13,747,936	5,346,468
Investment securities:
AFS at fair value (amortized cost of $8,616,108 and $11,409,953 as of June 30, 2022 and December 31, 2021, respectively)	8,024,675	11,313,937
Trading securities	4,978,817	35,791
HTM (fair value of $8,662,504 and $6,629,206 as of June 30, 2022 and December 31, 2021, respectively)	9,437,767	6,702,471
Other investments	1,375,545	1,060,347
LHFI(1) (5)	92,762,061	92,075,812
ALLL (5)	(6,555,249)	(6,461,410)
Net LHFI	86,206,812	85,614,402
LHFS (2)(5)	256,898	255,023
Premises and equipment, net (3)	841,727	856,393
Operating lease assets, net (5)(6)	14,991,051	15,406,402
Goodwill	2,767,732	2,596,161
Intangible assets, net	354,887	339,079
BOLI	1,955,106	1,942,099
Restricted cash (5)	5,317,599	5,711,705
Other assets (4) (5)	4,599,269	3,335,423
TOTAL ASSETS	$165,323,832	$159,821,231
LIABILITIES
Accounts payables and accrued expenses	$5,716,544	$5,329,755
Deposits and other customer accounts	74,474,111	81,598,172
Federal funds purchased and securities loaned or sold under repurchase agreements	16,004,022	5,258,875
Trading liabilities	2,167,354	62
Borrowings and other debt obligations (5)	43,160,191	41,133,187
Advance payments by borrowers for taxes and insurance	158,116	142,592
Deferred tax liabilities, net	709,677	771,341
Other liabilities (5)	2,052,094	1,119,897
TOTAL LIABILITIES	144,442,109	135,353,881
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2022 and December 31, 2021)	17,293,611	17,875,938
AOCI/(loss), net of taxes	(1,042,655)	(188,110)
Retained earnings	4,630,767	4,826,127
TOTAL SHUSA STOCKHOLDER'S EQUITY	20,881,723	22,513,955
NCI	—	1,953,395
TOTAL STOCKHOLDER'S EQUITY	20,881,723	24,467,350
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$165,323,832	$159,821,231
(1) LHFI includes $26.2 million and $33.5 million of loans recorded at fair value at June 30, 2022 and December 31, 2021, respectively.
(2) Includes $0.6 million and $166.8 million of loans recorded at the FVO at June 30, 2022 and December 31, 2021, respectively.
(3) Net of accumulated depreciation of $1.9 billion and $1.8 billion at June 30, 2022 and December 31, 2021, respectively.
(4) Includes MSRs of $104.4 million and $79.1 million at June 30, 2022 and December 31, 2021, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2022 and December 31, 2021, LHFI included $23.6 billion and $20.6 billion, LHFS included zero and zero , Operating leases assets, net included $12.2 billion and $14.7 billion, restricted cash included $1.1 billion and $1.6 billion, Other assets included $687.5 million and $629.4 million, Borrowings and other debt obligations included $30.2 billion and $29.2 billion, and Other liabilities included $121.9 million and $81.1 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.6 billion and $3.8 billion at June 30, 2022 and December 31, 2021, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
	2022	2021	2022	2021
INTEREST INCOME:
Loans	$1,684,265	$1,756,852	$3,329,349	$3,622,563
Interest-earning deposits	30,670	6,381	38,744	11,564
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	81,780	97	83,732	97
Investment securities:
AFS	31,647	24,568	65,331	50,622
HTM	39,734	24,829	70,891	50,264
Trading securities	34,327	—	34,327	—
Other investments	5,291	2,201	7,528	4,725
TOTAL INTEREST INCOME	1,907,714	1,814,928	3,629,902	3,739,835
INTEREST EXPENSE:
Deposits and other customer accounts	29,864	21,986	46,810	51,772
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	84,682	22	85,525	20
Interest expense on trading liabilities	16,029	335	16,290	476
Borrowings and other debt obligations	243,727	260,750	467,860	536,400
TOTAL INTEREST EXPENSE	374,302	283,093	616,485	588,668
NET INTEREST INCOME	1,533,412	1,531,835	3,013,417	3,151,167
Credit loss expense / (benefit)	404,200	(317,282)	621,009	(241,216)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE / (BENEFIT)	1,129,212	1,849,117	2,392,408	3,392,383
NON-INTEREST INCOME:
Consumer and commercial fees	100,334	106,926	197,824	226,145
Capital market revenue	44,316	60,146	109,075	141,935
Lease income	678,655	732,892	1,349,859	1,505,784
Miscellaneous income, net(1)	115,334	276,953	249,183	477,675
TOTAL FEES AND OTHER INCOME	938,639	1,176,917	1,905,941	2,351,539
Net gain on sale of investment securities	10,759	5,370	24,714	15,243
TOTAL NON-INTEREST INCOME	949,398	1,182,287	1,930,655	2,366,782
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	497,606	488,201	992,932	953,459
Occupancy and equipment expenses	150,589	168,415	302,138	340,491
Technology, outside service, and marketing expense	176,639	139,618	314,323	274,370
Loan expense	65,009	70,505	130,601	182,086
Lease expense	515,614	517,646	996,916	1,077,985
Other expenses	127,615	108,497	262,852	212,919
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,533,072	1,492,882	2,999,762	3,041,310
INCOME BEFORE INCOME TAX PROVISION	545,538	1,538,522	1,323,301	2,717,855
Income tax provision	106,993	371,644	268,661	658,473
NET INCOME INCLUDING NCI	438,545	1,166,878	1,054,640	2,059,382
LESS: NET INCOME ATTRIBUTABLE TO NCI	—	208,256	—	353,713
NET INCOME ATTRIBUTABLE TO SHUSA	$438,545	$958,622	$1,054,640	$1,705,669
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
unaudited (In thousands)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
	2022	2021	2022	2021
NET INCOME INCLUDING NCI	$438,545	$1,166,878	$1,054,640	$2,059,382
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(81,693)	(3,482)	(328,109)	(66,157)
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(172,250)	9,000	(527,575)	(113,156)
Pension and post-retirement actuarial gains, net of tax	579	561	1,139	1,498
TOTAL OCI/LOSS, NET OF TAX	(253,364)	6,079	(854,545)	(177,815)
COMPREHENSIVE INCOME	185,181	1,172,957	200,095	1,881,567
NET INCOME INCLUDING NCI	—	208,256	—	353,713
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$185,181	$964,701	$200,095	$1,527,854

(1) Excludes zero of OCI/(loss) attributable to NCI for the three-month and six-month periods ended June 30, 2022, respectively, compared to $1.1 million and $2.8 million for the corresponding periods in 2021, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2022	530,391	$17,291,775	$(789,291)	$5,442,222	$—	$21,944,706
Comprehensive income/(loss) attributable to SHUSA	—	—	(253,364)	438,545	—	185,181
Distribution to shareholder	—	—	—	(1,250,000)	—	(1,250,000)
Stock repurchase	—	1,836	—	—	—	1,836
Balance, June 30, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, April 1, 2021	530,391	$17,875,938	$(17,599)	$2,590,812	$1,491,515	$21,940,666
Comprehensive income/(loss) attributable to SHUSA	—	—	6,079	958,622	—	964,701
OCI/(loss) attributable to NCI	—	—	—	—	1,056	1,056
Net income attributable to NCI	—	—	—	—	208,256	208,256
Impact of SC stock option activity	—	—	—	—	1,944	1,944
Dividends paid to NCI	—	—	—	—	(13,302)	(13,302)
Balance, June 30, 2021	530,391	$17,875,938	$(11,520)	$3,549,434	$1,689,469	$23,103,321

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350
Comprehensive income/(loss) attributable to SHUSA	—	—	(854,545)	1,054,640	—	200,095
Distribution to shareholder	—	—	—	(1,250,000)	—	(1,250,000)
Stock repurchase	—	(582,327)	—	—	(1,953,395)	(2,535,722)
Balance, June 30, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2021	530,391	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(177,815)	1,705,669	—	1,527,854
OCI/(loss) attributable to NCI	—	—	—	—	2,848	2,848
Net income attributable to NCI	—	—	—	—	353,713	353,713
Impact of SC stock option activity	—	—	—	—	5,564	5,564
Dividends paid to NCI	—	—	—	—	(39,896)	(39,896)
Stock repurchase	—	(880)	—	—	(8,594)	(9,474)
Balance, June 30, 2021	530,391	$17,875,938	$(11,520)	$3,549,434	$1,689,469	$23,103,321

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Six-Month Period Ended June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$1,054,640	$2,059,382
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	621,009	(241,216)
Deferred tax expense	178,642	422,638
Depreciation, amortization and accretion	1,394,273	1,109,851
Net gain on sale of loans	(3,418)	(19,829)
Net gain on sale of investment securities	(24,714)	(15,243)
Net gain on real estate owned, premises and equipment, and other	(4,576)	(3,008)
Equity loss on equity method investments	1,878	16,990
Originations of LHFS	(195,817)	(785,292)
Proceeds from sales of and collections on LHFS (1)	361,557	2,193,081
Net change in:
Trading securities and trading liabilities, net	(691,653)	—
Revolving personal loans	—	34,247
Other assets and BOLI	(786,069)	500,073
Other liabilities	(21,719)	406,540
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,884,033	5,678,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	1,326,299
Proceeds from prepayments and maturities of AFS investment securities	1,287,162	2,553,165
Purchases of AFS investment securities	(1,491,491)	(4,139,774)
Proceeds from prepayments and maturities of HTM investment securities	717,996	992,041
Purchases of HTM investment securities	(661,744)	(2,096,485)
Proceeds from sales of other investments	104,615	37,865
Proceeds from maturities of other investments	250,000	250,000
Purchases of other investments	(654,968)	(292,859)
Net change in federal funds sold and securities purchased under resale agreements	2,237,227	(552,826)
Proceeds from sales of LHFI (2)	412,324	2,404,935
Proceeds from the sales of equity method investments	43,465	—
Distributions from equity method investments	5,643	3,763
Contributions to equity method and other investments	(113,600)	(60,724)
Proceeds from settlements of BOLI policies	16,950	16,157
Purchases of LHFI	(649,184)	(981,368)
Net change in loans other than purchases and sales	(1,123,919)	(2,497,249)
Purchases and originations of operating leases	(3,505,160)	(4,280,352)
Proceeds from the sale and termination of operating leases	2,876,948	3,608,952
Manufacturer and dealer incentives (paid)/received	(30,943)	90,334
Proceeds from sales of real estate owned and premises and equipment	3,221	28,845
Purchases of premises and equipment	(84,157)	(108,847)
Acquisition of APS	(391,931)	—
NET CASH USED IN INVESTING ACTIVITIES	(751,546)	(3,698,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(7,124,061)	5,564,690
Net change in short-term borrowings	2,694,811	(187,385)
Net proceeds from long-term borrowings	15,842,761	16,330,875
Repayments of long-term borrowings	(16,455,069)	(19,289,478)
Repayments of FHLB advances (with terms greater than three months)	(250,000)	(300,000)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(1,302,356)	576,000
Net change in advance payments by borrowers for taxes and insurance	15,524	20,369
Dividends paid on common stock	(1,250,000)	—
Dividends paid to NCI	—	(39,896)
Stock repurchase	(2,535,722)	(9,474)
Proceeds from the issuance of common stock	—	514
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(10,364,112)	2,666,215

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(9,231,625)	4,646,301
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,017,235	17,924,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$15,785,610	$22,571,042

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	19,329	(30,812)
Loans transferred from/(to) LHFI (from)/to LHFS, net	507,587	96,711
Unsettled purchases of investment securities	72,338	343,824
AFS investment securities transferred to HTM investment securities	2,982,195	—
(1) Includes sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the year-to-date ended June 30, 2021.
(2) Includes sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the year-to-date ended June 30, 2021.
(3) The years-to-date ended June 30, 2022 and 2021 include cash and cash equivalents balances of $10.5 billion and $16.5 billion, respectively, and restricted cash balances of $5.3 billion and $6.0 billion, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker dealer headquartered in New York; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

Acquisitions

Acquisition of SC Common Stock

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer and subsequent merger. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% noncontrolling interest in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, Additional paid in capital was decreased by $582.3 million for the difference between the carrying value of the noncontrolling interest and the amount paid to acquire it.

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

Acquisition of PCH

On April 11, 2022 SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities as a market maker of U.S. fixed income capital markets and will provide a platform for self-clearing of fixed income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. PCH has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. No material adjustments to the fair values disclosed below are expected. Goodwill of approximately $172 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles will be amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively. Immediately after the acquisition, SHUSA lent PCH $163 million (on an unsecured basis) which PCH used to pay off its existing third-party debt.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The following are fair values of the assets and liabilities of PCH on the acquisition date:

	Balance at April 11, 2022
(in thousands)
Fair value of consideration transferred		$447,722
Fair value of assets acquired:
Cash and cash equivalents (includes restricted cash)	$56,023
Other investments - trading assets at fair value	$5,121,331
Fed funds sold and securities purchased under resale agreements or similar arrangements	$10,638,695
Other intangible assets	$39,520
Other assets including premises and equipment	$185,830
Total assets acquired	$16,041,399
Fair value of liabilities acquired:
Accounts payable, accrued expenses, and other liabilities	$537,701
Fed funds purchased and securities loaned or sold under repurchase agreements	$12,047,503
Trading liabilities	$3,013,646
Borrowings and other debt obligations	$162,938
Total liabilities acquired	$15,761,788

Fair value of net assets acquired		$279,611
Deferred taxes on purchase accounting fair value adjustments		$(3,460)
Goodwill recognized		$171,571

If PCH had been acquired on January 1, 2022, SHUSA’s consolidated revenue and net income through June 30, 2022 would have been $5.7 billion and $1.1 billion, respectively. In its Consolidated Statement of Income for June 30, 2022, SHUSA has included revenues of $128 million and net loss of $8 million generated by PCH since the acquisition date.

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

Since May 2013, under the MPLFA with Stellantis, SC has operated as Stellantis' preferred provider for consumer loans, leases, and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit.

In June 2022, SC launched a preferred lender, full spectrum financing program in partnership with Mitsubishi Motors North America, Inc. ("MMNA"), to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815) Fair Value hedging – Portfolio Layer Method. This ASU expands the current last-of-layer method for fair value hedges of interest rate risk to allow multiple hedged layers of a closed portfolio. Under this updated guidance, entities can now hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. The Company is evaluating the potential impact of the new standard on its hedge accounting program.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2022 through the issuance of these Condensed Consolidated Financial Statements. Refer to disclosure of these transactions in Note 9 to these Condensed Consolidated Financial Statements as of June 30, 2022.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$238,191	$—	$(2,166)	$236,025	$72,860	$758	$—	$73,618
Corporate debt securities	270,907	1	(455)	270,453	275,963	140	(96)	276,007
ABS	524,758	157	(15,697)	509,218	537,835	353	(466)	537,722
MBS:
GNMA - Residential	3,932,883	2	(226,028)	3,706,857	4,064,718	21,169	(19,692)	4,066,195
GNMA - Commercial	713,731	170	(69,239)	644,662	2,086,437	2,060	(55,658)	2,032,839
FHLMC and FNMA - Residential	2,833,528	137	(276,900)	2,556,765	4,267,757	14,616	(62,732)	4,219,641
FHLMC and FNMA - Commercial	102,110	19	(1,434)	100,695	104,383	3,591	(59)	107,915
Total investments in debt securities AFS	$8,616,108	$486	$(591,919)	$8,024,675	$11,409,953	$42,687	$(138,703)	$11,313,937

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$68,319	$—	$(889)	$67,430	$89,722	$319	$—	$90,041
MBS:
GNMA - Residential	2,957,907	1,641	(314,941)	2,644,607	2,862,595	13,412	(45,102)	2,830,905
GNMA - Commercial	4,860,573	229	(402,995)	4,457,807	3,750,154	25,524	(67,418)	3,708,260
FHLMC and FNMA - Residential	1,550,968	139	(58,447)	1,492,660	—	—	—	—
Total investments in debt securities HTM	$9,437,767	$2,009	$(777,272)	$8,662,504	$6,702,471	$39,255	$(112,520)	$6,629,206

As of June 30, 2022 and December 31, 2021, the Company had investment securities with an estimated carrying value of $5.1 billion and $5.3 billion, respectively, pledged as collateral, which were comprised of the following: $2.0 billion and $1.6 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.6 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $78.6 million and $72.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $315.5 million and $403.8 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2022 and December 31, 2021, the Company had $74.7 million and $26.9 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2022 or December 31, 2021.

During 2022, there were approximately $3.0 billion of transfers of debt securities from AFS to HTM.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$409,088	$406,595
Due after 1 year but within 5 years	158,881	157,777
Due after 5 years but within 10 years	347,907	337,573
Due after 10 years	7,700,232	7,122,730
Total	$8,616,108	$8,024,675

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	33,522	32,634
Due after 5 years but within 10 years	41,341	41,175
Due after 10 years	9,362,904	8,588,695
Total	$9,437,767	$8,662,504

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses as of June 30, 2022 and December 31, 2021 on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$236,121	$(2,166)	$—	$—	$—	$—	$—	$—
Corporate debt securities	269,518	(455)	—	—	173,255	(96)	—	—
ABS	484,052	(15,425)	10,428	(272)	389,743	(205)	16,265	(261)
MBS:
GNMA - Residential	2,222,526	(132,428)	1,481,122	(93,600)	2,283,469	(19,068)	96,339	(624)
GNMA - Commercial	435,810	(40,461)	197,350	(28,778)	1,795,619	(51,908)	89,640	(3,750)
FHLMC and FNMA - Residential	2,100,402	(205,691)	386,000	(71,209)	3,315,452	(61,103)	109,769	(1,629)
FHLMC and FNMA - Commercial	91,386	(1,434)	—	—	45,641	(59)	—	—
Total investments in debt securities AFS	$5,839,815	$(398,060)	$2,074,900	$(193,859)	$8,003,179	$(132,439)	$312,013	$(6,264)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses as of June 30, 2022 and December 31, 2021 on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position:

	June 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$48,413	$(645)	$19,017	$(244)	$—	$—	$—	$—
MBS:
GNMA - Residential	$1,823,787	$(194,067)	$784,154	$(120,874)	$2,051,851	$(42,284)	$81,034	$(2,818)
GNMA - Commercial	3,482,656	(270,041)	952,033	(132,954)	2,515,603	(61,377)	124,655	(6,041)
FHLMC and FNMA - Residential	1,391,460	(58,447)	—	—	—	—	—	—
Total investments in debt securities HTM	$6,746,316	$(523,200)	$1,755,204	$(254,072)	$4,567,454	$(103,661)	$205,689	$(8,859)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at June 30, 2022 or December 31, 2021. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Proceeds from the sales of AFS securities	$—	$819,209	$—	$1,326,299

AFS debt and other securities:
Gross realized gains	$—	$8,196	$—	$18,267
Gross realized losses	—	(2,317)	—	(2,317)
Net realized gains/(losses) on AFS and other securities	$—	$5,879	$—	$15,950
Total trading securities gains/(losses)	10,759	(509)	12,234	(707)
Total equity securities gains/(losses)	—	—	12,480	—
Total realized gains/(losses) in income from investments	$10,759	$5,370	$24,714	$15,243

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $5.0 billion of trading securities as of June 30, 2022, compared to $35.8 million held at December 31, 2021. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statement of Operations.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of:

(in thousands)	June 30, 2022	December 31, 2021
FHLB of Pittsburgh and FRB stock	$481,959	$394,668
LIHTC investments	388,021	370,493
Equity securities not held for trading (1)	105,565	45,186
Interest-bearing deposits with an affiliate bank	400,000	250,000
Total	$1,375,545	$1,060,347
(1)    Includes $2.6 million and $3.0 million of equity certificates related to an off-balance sheet securitization as of June 30, 2022 and December 31, 2021, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2022, respectively, the Company purchased $185.0 million and $185.1 million of FHLB stock at par, and redeemed $87.4 million and $87.6 million of FHLB stock at par. The Company purchased zero and $6.3 million of FRB stock at par, and redeemed $14.0 million and $16.5 million of FRB stock at par during the three-month and six-month periods ended June 30, 2022, respectively. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of June 30, 2022, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $44.8 billion at June 30, 2022 and $43.2 billion at December 31, 2021.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2022 was $256.9 million, compared to $255.0 million at December 31, 2021. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements. LHFS in the residential mortgage portfolio that were originated with the intent to sell were $591.0 thousand as of June 30, 2022 and are reported at either estimated fair value (if the FVO is elected) or the lower of cost or fair value.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2022 and December 31, 2021, accrued interest receivable on the Company's loans was $471.8 million and $453.0 million, respectively.

Purchased receivables

During the quarter ended June 30, 2022, SBNA approved and completed purchases of performing personal unsecured loans with a UPB of approximately $286.1 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,607,459	8.2%	$7,227,003	7.8%
C&I loans	13,140,429	14.2%	14,710,864	16.0%
Multifamily loans	8,183,802	8.8%	7,547,382	8.2%
Other commercial(2)(4)	8,161,743	8.8%	8,170,031	8.9%
Total commercial LHFI	37,093,433	40.0%	37,655,280	40.9%
Consumer loans secured by real estate:
Residential mortgages	5,374,730	5.8%	5,598,560	6.1%
Home equity loans and lines of credit	3,274,352	3.5%	3,487,234	3.8%
Total consumer loans secured by real estate	8,649,082	9.3%	9,085,794	9.9%
Consumer loans not secured by real estate:
RICs and auto loans	43,699,070	47.1%	43,183,098	46.9%
Personal unsecured loans	3,207,390	3.5%	2,009,654	2.2%
Other consumer(3)	113,086	0.1%	141,986	0.1%
Total consumer loans	55,668,628	60.0%	54,420,532	59.1%
Total LHFI(1)	$92,762,061	100.0%	$92,075,812	100.0%
Total LHFI:
Fixed rate	$65,142,714	70.2%	$64,774,941	70.3%
Variable rate	27,619,347	29.8%	27,300,871	29.7%
Total LHFI(1)	$92,762,061	100.0%	$92,075,812	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $2.8 billion and $2.9 billion as of June 30, 2022 and December 31, 2021, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $257.2 million and $128.8 million as of June 30, 2022 and December 31, 2021, respectively, for which a fair value hedge is recorded resulting in a fair value adjustment of $25.5 million and $1.3 million as of June 30, 2022 and December 31, 2021 respectively.

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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2022 and 2021 was as follows:

	Three-Month Period Ended June 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$557,331	$5,847,900	$6,405,231
Credit loss expense / (benefit)	11,801	397,655	409,456
Charge-offs	(14,451)	(820,061)	(834,512)
Recoveries	14,225	560,849	575,074
Charge-offs, net of recoveries	(226)	(259,212)	(259,438)
ALLL, end of period	$568,906	$5,986,343	$6,555,249

Reserve for unfunded lending commitments, beginning of period (1)	$80,309	$11,120	$91,429
Credit loss expense / (benefit) on unfunded lending commitments	(4,597)	(659)	(5,256)
Reserve for unfunded lending commitments, end of period	75,712	10,461	86,173
Total ACL, end of period	$644,618	$5,996,804	$6,641,422

	Six-Month Period Ended June 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense / (benefit)	403	638,527	638,930
Charge-offs	(30,620)	(1,701,097)	(1,731,717)
Recoveries	31,814	1,154,812	1,186,626
Charge-offs, net of recoveries	1,194	(546,285)	(545,091)
ALLL, end of period	$568,906	$5,986,343	$6,555,249

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(15,479)	(2,442)	(17,921)
Reserve for unfunded lending commitments, end of period	75,712	10,461	86,173
Total ACL, end of period	$644,618	$5,996,804	$6,641,422

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$716,347	$6,443,808	$7,160,155
Credit loss expense / (benefit)	(47,609)	(269,568)	(317,177)
Charge-offs	(40,058)	(561,326)	(601,384)
Recoveries	12,835	634,886	647,721
Charge-offs, net of recoveries	(27,223)	73,560	46,337
ALLL, end of period	$641,515	$6,247,800	$6,889,315

Reserve for unfunded lending commitments, beginning of period	$100,317	$24,072	$124,389
Credit loss expense / (benefit) on unfunded lending commitments	1,160	(1,265)	(105)
Reserve for unfunded lending commitments, end of period	101,477	22,807	124,284
Total ACL, end of period	$742,992	$6,270,607	$7,013,599

	Six-month period ended June 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(69,458)	(149,586)	(219,044)
Charge-offs	(79,687)	(1,388,715)	(1,468,402)
Recoveries	38,464	1,199,804	1,238,268
Charge-offs, net of recoveries	(41,223)	(188,911)	(230,134)
ALLL, end of period	$641,515	$6,247,800	$6,889,315

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(17,652)	(4,519)	(22,171)
Reserve for unfunded lending commitments, end of period	101,477	22,807	124,284
Total ACL, end of period	$742,992	$6,270,607	$7,013,599

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

The Company's allowance for loan losses increased by $93.8 million from December 31, 2021 to June 30, 2022, primarily due to a deterioration in the macroeconomic outlook.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Non-accrual loans:
Commercial:
CRE	$30,936	$31,752	$25,047	$24,112
C&I	88,481	69,754	11,016	35,965
Multifamily	53,872	103,299	53,615	103,138
Other commercial	9,428	9,036	5,604	5,472
Total commercial loans	182,717	213,841	95,282	168,687
Consumer:
Residential mortgages	98,755	123,548	48,695	71,463
Home equity loans and lines of credit	82,643	88,310	36,289	39,693
RICs and auto loans	1,502,251	1,467,928	193,013	202,193
Personal unsecured loans	3,907	2,892	—	—
Other consumer	384	1,047	35	16
Total consumer loans	1,687,940	1,683,725	278,032	313,365
Total non-accrual loans	1,870,657	1,897,566	373,314	482,052

OREO	4,462	3,724	—	—
Repossessed vehicles	262,988	247,757	—	—
Foreclosed and other repossessed assets	482	294	—	—
Total OREO and other repossessed assets	267,932	251,775	—	—
Total non-performing assets	$2,138,589	$2,149,341	$373,314	$482,052
(1) Interest income recognized on nonaccrual loans was $34.2 million and $71.9 million, for the three-month and six-month periods ended June 30, 2022, respectively, and $20.5 million and $46.7 million. for the three-month and six-month periods ended June 30, 2021, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows:

	As of:
	June 30, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$7,985	$5,145	$13,130	$7,606,281	$7,619,411	$—
C&I(1)	43,600	10,139	53,739	13,290,943	13,344,682	—
Multifamily	25,351	—	25,351	8,158,451	8,183,802	—
Other commercial(3)	98,376	2,368	100,744	8,101,101	8,201,845	7
Consumer:
Residential mortgages(4)	64,489	88,262	152,751	5,222,570	5,375,321	—
Home equity loans and lines of credit	20,021	61,673	81,694	3,192,658	3,274,352	—
RICs and auto loans	3,815,801	217,755	4,033,556	39,665,514	43,699,070	—
Personal unsecured loans	17,181	8,096	25,277	3,182,113	3,207,390	2,852
Other consumer	3,251	425	3,676	109,410	113,086	—
Total	$4,096,055	$393,863	$4,489,918	$88,529,041	$93,018,959	$2,859
(1) C&I loans includes $204.3 million of LHFS at June 30, 2022.
(2) CRE loans includes $12.0 million of LHFS at June 30, 2022.
(3) Other Commercial loans includes $40.1 million of LHFS at June 30, 2022.
(4) Residential mortgages includes $591 thousand of LHFS at June 30, 2022.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2022	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2022(1)	2021	2020	2019	2018	Prior	Total (3)
CRE
Pass	$542,324	$1,265,319	$1,592,313	$1,330,450	$790,324	$1,493,901	$7,014,631
Special mention	—	—	16,962	47,807	120,091	78,540	263,400
Substandard	—	35,869	25,702	92,037	69,165	118,607	341,380
Total CRE	$542,324	$1,301,188	$1,634,977	$1,470,294	$979,580	$1,691,048	$7,619,411
C&I
Pass	$1,159,464	$2,948,324	$2,276,105	$1,780,137	$912,707	$2,312,048	$11,388,785
Special mention	—	19,528	71,149	157,398	49,708	35,960	333,743
Substandard	—	162,565	44,877	7,104	80,731	199,961	495,238
Doubtful	—	—	26,041	—	—	—	26,041
N/A	338,579	412,309	193,369	125,116	26,861	4,641	1,100,875
Total C&I	$1,498,043	$3,542,726	$2,611,541	$2,069,755	$1,070,007	$2,552,610	$13,344,682
Multifamily
Pass	$1,445,254	$1,550,187	$747,023	$1,412,490	$763,590	$1,258,132	$7,176,676
Special mention	—	21,860	5,020	53,386	49,132	53,862	183,260
Substandard	—	8,032	87,698	201,897	309,372	216,867	823,866
Total Multifamily	$1,445,254	$1,580,079	$839,741	$1,667,773	$1,122,094	$1,528,861	$8,183,802
Remaining commercial
Pass	$2,360,480	$2,515,377	$1,141,957	$762,566	$350,669	$1,052,341	$8,183,390
Special mention	—	—	—	—	4,108	283	4,391
Substandard	—	3,305	613	5,322	1,792	3,032	14,064
Total Remaining commercial	$2,360,480	$2,518,682	$1,142,570	$767,888	$356,569	$1,055,656	$8,201,845
Total commercial loans
Pass	$5,507,522	$8,279,207	$5,757,398	$5,285,643	$2,817,290	$6,116,422	$33,763,482
Special mention	—	41,388	93,131	258,591	223,039	168,645	784,794
Substandard	—	209,771	158,890	306,360	461,060	538,467	1,674,548
Doubtful	—	—	26,041	—	—	—	26,041
N/A	338,579	412,309	193,369	125,116	26,861	4,641	1,100,875
Total commercial loans	$5,846,101	$8,942,675	$6,228,829	$5,975,710	$3,528,250	$6,828,175	$37,349,740
(1)Loans originated during the year-to-date ended June 30, 2022.
(2)Includes $256.3 million of LHFS at June 30, 2022.
(3)Includes $312.4 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of June 30, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$802,876	$1,061,233	$526,315	$325,661	$173,185	$165,379	$3,054,649	7.0%
<600	3,886,037	5,805,279	2,801,565	1,901,938	1,068,394	676,655	16,139,868	36.9%
600-639	2,161,580	2,773,378	1,164,280	771,982	378,070	180,558	7,429,848	17.0%
>=640	4,267,152	7,005,071	3,208,471	1,965,546	499,937	128,528	17,074,705	39.1%
Total	$11,117,645	$16,644,961	$7,700,631	$4,965,127	$2,119,586	$1,151,120	$43,699,070	100.0%
(1)    Loans originated during the year-to-date ended June 30, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(1)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(2)	$1,427,962	$733,752	$449,965	$244,829	$201,129	$108,766	$3,166,403	7.4%
<600	7,410,017	3,768,302	2,574,070	1,488,371	580,881	515,318	16,336,959	37.8%
600-639	3,574,644	1,585,530	1,056,397	537,222	165,318	141,316	7,060,427	16.3%
>=640	8,793,804	4,169,473	2,681,160	718,312	122,569	133,991	16,619,309	38.5%
Total	$21,206,427	$10,257,057	$6,761,592	$2,988,734	$1,069,897	$899,391	$43,183,098	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2022	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2022	2021	2020	2019	2018	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$19,312	$55	$46	$31	$16	$1,471	$20,931	$—
<= 70%	107,529	865,529	833,864	549,604	314,422	2,036,908	4,707,856	—
70.01% - 110%	97,976	291,558	134,537	105,659	3,194	11,357	644,281	—
Greater than 110%	—	—	—	—	—	1,662	1,662	—
Total Residential mortgages	$224,817	$1,157,142	$968,447	$655,294	$317,632	$2,051,398	$5,374,730	$—

FICO Scores
No FICO score available	$19,312	$54	$45	$30	$15	$2,797	$22,253	$—
<600	—	6,975	5,160	18,611	16,930	93,562	141,238	—
600-679	12,109	43,154	42,440	56,562	41,251	212,482	407,998	—
680-759	81,900	294,065	252,001	200,493	105,819	557,164	1,491,442	—
>=760	111,496	812,894	668,801	379,598	153,617	1,185,393	3,311,799	—
Total Residential mortgages	$224,817	$1,157,142	$968,447	$655,294	$317,632	$2,051,398	$5,374,730	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$1,570	$2,949	$3,363	$3,984	$5,120	$64,158	$81,144	$50,135
<= 70%	31,542	150,973	224,025	281,229	367,411	2,009,093	3,064,273	2,978,683
70.01% - 110%	16,356	42,396	4,187	4,041	82	54,074	121,136	117,394
Greater than 110%	1,503	1,423	47	—	—	4,826	7,799	7,775
Total Home equity	$50,971	$197,741	$231,622	$289,254	$372,613	$2,132,151	$3,274,352	$3,153,987

FICO Scores
No FICO score available	$818	$2,568	$3,008	$3,758	$4,839	$62,547	$77,538	$46,526
<600	—	521	2,143	4,243	10,734	123,416	141,057	122,899
600-679	1,441	6,989	11,988	23,025	35,146	269,626	348,215	326,895
680-759	18,192	69,526	76,658	92,875	122,033	665,230	1,044,514	1,026,444
>=760	30,520	118,137	137,825	165,353	199,861	1,011,332	1,663,028	1,631,223
Total Home equity	$50,971	$197,741	$231,622	$289,254	$372,613	$2,132,151	$3,274,352	$3,153,987
(1) Loans originated during the year-to-date ended June 30, 2022.
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
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021

Performing	$3,017,047	$3,641,593
Non-performing	518,132	607,824
Total (1)	$3,535,179	$4,249,417
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2022 and 2021:

	Three-Month Period Ended June 30, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
C&I	30	1,404	1,404
Multi-family	9	7,168	7,168
Other commercial	2	9	9
Consumer:
Residential mortgages(3)	3	488	493
Home equity loans and lines of credit	24	3,589	3,847
RICs and auto loans	8,868	156,579	156,341
Total	8,936	$169,237	$169,262

	Six-month period ended June 30, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	45	$7,465	$7,465
C&I	234	7,108	7,110
Multi-family	17	7,168	7,168
Other commercial	12	228	228
Consumer:
Residential mortgages(3)	19	4,970	4,970
Home equity loans and lines of credit	64	8,456	8,760
RICs and auto loans	17,650	308,172	307,774
Personal unsecured loans	1	23	23
Other consumer	1	1,250	1,250
Total	18,043	$344,840	$344,748
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2021
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
(1) - (3) Refer to corresponding notes above

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2022 and 2021, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
C&I	—	—	24	901	—	—	54	2,073
Other commercial	1	11	—	—	1	11	1	17
Consumer:
Residential mortgages	6	2,088	10	1,484	80	28,649	10	1,484
Home equity loans and lines of credit	6	546	3	152	35	4,947	4	765
RICs and auto loans	1,094	19,959	4,149	82,949	2,903	53,008	9,805	193,729
Personal unsecured loans	5	104	6	83	14	196	6	83
Other consumer	—	—	—	—	2	57	—	—
Total	1,112	$22,708	4,192	$85,569	3,035	$86,868	9,880	$198,151

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

Operating lease assets, net consisted of the following as of June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Leased vehicles	$18,902,822	$19,662,593
Less: accumulated depreciation	(3,577,183)	(3,789,882)
Depreciated net capitalized cost	15,325,639	15,872,711
Manufacturer subvention payments, net of accretion	(502,184)	(604,104)
Origination fees and other costs	166,075	136,013
Leased vehicles, net	14,989,530	15,404,620

Commercial equipment vehicles and aircraft, gross	2,515	2,677
Less: accumulated depreciation	(994)	(895)
Commercial equipment vehicles and aircraft, net	1,521	1,782
Total operating lease assets, net	$14,991,051	$15,406,402

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2022 (in thousands):

2022	$1,220,285
2023	1,971,973
2024	909,203
2025	178,392
2026	8,217
Thereafter	8
Total	$4,288,078

During the three-month and six-month periods ended, June 30, 2022, the Company recognized $20.2 million and $46.3 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. compared to $178.5 million and $286.8 million, respectively, recognized during the three-month and six-month periods ended, June 30, 2021. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the quarter ended June 30, 2022:

(in thousands)	Auto	CBB	C&I	CRE	CIB	SC	Total
Goodwill at December 31, 2021	$—	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161
Additions during the period	—	—	—	—	171,571	—	171,571
Re-allocation of goodwill	1,238,676	(138,776)	—	(79,940)	—	(1,019,960)	—
Goodwill at June 30, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$—	$2,767,732

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

During the quarter ended June 30, 2022, there were no disposals impairments, or re-allocations of goodwill. During the second quarter, the Company added $171.6 million of goodwill associated with the acquisition of PCH, attributable to the CIB reporting unit During the first quarter of 2022, In connection with the Company's organizational changes discussed further in Note 18 to these Condensed Consolidated Financial Statements, the Company has created a new Auto reportable segment and has re-allocated a portion of its goodwill based on the relative fair value of business activities moved from the CBB and CRE reporting units and moved all of the goodwill from the SC reporting unit to the Auto reporting unit. Prior to the re-allocation, and upon completion of the re-allocation, the Company performed updated impairment tests for affected reporting units and determined that no impairment existed.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2022		December 31, 2021
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$272,208	$(197,792)	$283,958	$(186,042)
Stellantis relationship	13,815	(124,935)	20,000	(118,750)
Other intangibles	68,864	(54,366)	35,121	(48,541)
Total intangibles subject to amortization	$354,887	$(377,093)	$339,079	$(353,333)

At June 30, 2022 and December 31, 2021, the Company did not have any intangibles, other than goodwill, that were not subject to amortization. During the second quarter of 2022, the Company added intangibles of $39 million related to the acquisition of PCH.

Amortization expense on intangible assets was $10.5 million and $23.0 million and $10.7 million and $22.0 million for the three-month and six-month periods ended June 30, 2022 and 2021, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2022	$45,711	$23,034	$22,677
2023	43,204	—	43,204
2024	39,085	—	39,085
2025	34,685	—	34,685
2026	32,512	—	32,512
Thereafter	182,724	—	182,724

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Operating lease ROU assets	$522,133	$531,408
Deferred tax assets	146,939	87,931
Accrued interest receivable	561,264	482,469
Derivative assets at fair value	956,984	661,080
Other repossessed assets	263,470	248,051
Equity method investments	265,482	260,010
MSRs	104,411	79,107
OREO	4,462	3,724
Income tax receivables	399,239	173,060
Prepaid expense	566,936	283,909
Miscellaneous assets and receivables	807,949	524,674
Total Other assets	$4,599,269	$3,335,423

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

For the three-month and six-month periods ended June 30, 2022, operating lease expenses were $31.0 million and $62.3 million, respectively, compared to $37.1 million and $76.8 million for the corresponding periods in 2021. Sublease income was $1.0 million and $1.9 million, respectively for the three-month and six-month periods ended June 30, 2022 compared to $1.2 million and $2.3 million for the corresponding periods in 2021.These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2022	Total Operating leases
(in thousands)
2022	$70,269
2023	128,803
2024	115,043
2025	89,947
2026	62,726
Thereafter	164,190
Total lease liabilities	$630,978
Less: Interest	(53,710)
Present value of lease liabilities	$577,268

Supplemental Balance Sheet Information	June 30, 2022	December 31, 2021
Operating lease ROU assets	$522,133	$531,408
Other liabilities	$577,268	$593,137
Weighted-average remaining lease term (years)	6.4	6.4
Weighted-average discount rate	2.9%	2.8%

	Six-Month Period Ended June 30
Other Information	2022	2021
	(in thousands)
Operating cash flows from operating leases(1)	$(73,160)	$(70,260)
Leased assets obtained in exchange for new operating lease liabilities	$41,147	$32,527
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

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, that can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, were as follows:

(in thousands)	June 30, 2022	December 31, 2021
Assets
Restricted cash	$1,114,001	$1,637,311
LHFI	23,550,723	20,551,716
Operating lease assets, net	12,158,701	14,668,336
Various other assets	687,474	629,364
Total Assets	$37,510,899	$37,486,727
Liabilities
Notes payable	$30,152,326	$29,199,966
Various other liabilities	121,928	81,098
Total Liabilities	$30,274,254	$29,281,064

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

As of June 30, 2022 and December 31, 2021, the Company was servicing $27.7 billion and $24.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remain unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Assets securitized	$3,497,142	$7,238,608	$8,657,428	$11,361,659

Net proceeds from new securitizations (1)	$2,091,900	$5,990,485	$6,141,620	$9,576,609
Net proceeds from sale of retained bonds	645,370	132,186	1,029,746	195,967
Cash received for servicing fees (2)	223,836	230,408	461,429	458,595
Net distributions from Trusts (2)	1,092,535	1,903,257	2,206,898	3,043,634
Total cash received from Trusts	$4,053,641	$8,256,336	$9,839,693	$13,274,805
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and six-month periods ended June 30, 2022, SC sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the three-month period ended June 30, 2021, SC sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the six-month period ended June 30, 2021, SC sold $1.9 billion of gross RICs to third-party investors in off-balance sheet securitizations and recorded a gain of $7.2 million. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

As of June 30, 2022 and December 31, 2021, the Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows:

(in thousands)	June 30, 2022	December 31, 2021
Related party SPAIN securitizations	$343,024	$554,040
Third-party SCART serviced securitizations	1,398,064	1,817,936
Total serviced for other portfolio	$1,741,088	$2,371,976

Other than repurchases of sold assets due to standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs at June 30, 2022 was $68.0 million and $3.0 million of debt and equity investments, respectively, compared to $90.0 million and $3.0 million at December 31, 2021. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Receivables securitized (1)	—	—	—	1,891,278
Net proceeds from new securitizations	—	—	—	1,779,532
Cash received for servicing fees	5,098	9,294	11,038	16,021
Total cash received from Trusts	$5,098	$9,294	$11,038	$1,795,553
(1) Represents the UPB at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$13,818,513	18.6%	$16,335,499	20.0%
Non-interest-bearing demand deposits	20,419,029	27.4%	22,443,957	27.5%
Savings	5,634,518	7.6%	5,564,934	6.8%
Customer repurchase accounts	239,122	0.3%	338,698	0.4%
Money market	32,319,577	43.4%	34,390,613	42.1%
CDs	2,043,352	2.7%	2,524,471	3.2%
Total deposits (1)	$74,474,111	100.0%	$81,598,172	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.7 billion and $6.4 billion at June 30, 2022 and December 31, 2021, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $2.6 billion and $3.2 billion at June 30, 2022 and December 31, 2021, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $227.0 million and $133.1 million at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company had $428.9 million and $635.0 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2022 were $43.2 billion, compared to $41.1 billion at December 31, 2021. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations.

On January 6, 2022, the Company completed the public offering and sale of $1 billion in aggregate principal amount of its 2.49% Fixed-to-Floating Rate Senior Notes due January 2028. On February 28, 2022, the Company redeemed its 3.70% Senior Notes due March 2022, of which $706.8 million aggregate principal amount was outstanding. On April 14, 2022, the Company redeemed its 3.50% Senior Notes due April 2023, of which $447.1 million aggregate principal amount was outstanding and issued $433.6 million of floating rate senior notes due April 2026 in a private offering.

On June 2, 2022, SBNA issued $521 million of credit-linked notes due May 2032.

On June 9, 2022 the Company completed the public offering and sale of $500 million in aggregate principal amount of its 4.26% Fixed-to-Floating Rate Senior Notes due June 2025.

On July 15, 2022 the Company redeemed its senior notes due January 2023, of which $721.0 million aggregate principal amount was outstanding. On July 22, 2022 the Company redeemed its senior notes due July 2023, of which $439.1 million aggregate principal amount was outstanding.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.70% senior notes due March 2022	$—	—%	$706,819	3.67%
Senior notes due January 2023 (1)	720,951	1.68%	720,947	1.28%
3.40% senior notes due January 2023	999,266	3.54%	998,599	3.54%
3.50% senior notes due April 2023	—	3.52%	447,107	3.52%
Senior notes due July 2023 (1)	439,070	1.69%	439,085	1.29%
2.88% senior notes due January 2024 (2)	750,000	2.88%	750,000	2.88%
3.50% senior notes due June 2024	998,084	3.60%	997,610	3.60%
3.45% senior notes, due June 2025	996,553	3.58%	995,983	3.58%
4.26% Senior notes due June 2025	498,436	4.36%	—	—%
4.50% senior notes due July 2025	1,097,973	4.56%	1,097,667	4.56%
Senior notes, due April 2026 (3)	433,373	2.22%	—	—%
Senior notes due November 2026	921,743	3.97%	918,851	3.97%
4.40% senior notes, due July 2027	1,049,583	4.40%	1,049,565	4.40%
2.49% senior notes due January 2028	996,384	2.56%	—	—%
2.88% subordinate note, due November 2031 (2)	500,000	2.88%	500,000	2.88%
Subsidiaries
2.00% subordinated debt maturing through 2040	—	—%	11	2.00%
Short-term borrowing due within one year, maturing July 2022	2,187	0.05%	—	—%
Short-term borrowing due within one year, maturing January 2022	—	—%	57,365	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$10,403,603	3.39%	$9,679,609	3.44%
(1) These notes will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes will bear interest at a rate equal to the SOFR index rate plus 135 basis points per year

NOTE 9. BORROWINGS (continued)

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	June 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate

FHLB advances, maturing through August 2022	$2,750,000	1.83%	$250,000	0.93%
Credit-linked notes due December 2031 (1)	224,126	2.67%	293,749	2.53%
Credit-linked notes due May 2032 (2)	494,889	6.30%	—	—%
Total SBNA borrowings and other debt obligations	$3,469,015	2.52%	$543,749	1.79%
(1) Issued in December 2021 in the amount of $298 million. Notes are tied to the performance of a $2 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36 million.
(2) Issued in June 2022 in the amount of $521 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.

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

SBNA had outstanding irrevocable letters of credit totaling $12.0 million from the FHLB of Pittsburgh at June 30, 2022 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

SC Credit Facilities

The following tables present information regarding SC's credit facilities at the dates indicated:

	June 30, 2022
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due June 2023	335,000	500,000	1.75%	488,046	—
Warehouse line due July 2023	365,000	600,000	2.09%	477,220	—
Warehouse line due October 2023	—	500,000	—%	50,581	—
Warehouse line due October 2023	841,000	2,100,000	2.64%	1,247,501	64
Warehouse line due November 2023	—	1,000,000	2.57%	426,274	—
Warehouse line due November 2023	—	3,500,000	—%	55,827	101
Warehouse line due January 2024	$980,800	$1,000,000	1.13%	$1,283,069	$—
Warehouse line due April 2024	770,000	1,250,000	2.09%	1,508,223	1
Total facilities with third parties	$3,291,800	$10,450,000	1.91%	$5,536,741	$166

Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$2,000,000	$2,000,000	1.01%	$—	$—

Total SC credit facilities	$5,291,800	$12,450,000	1.57%	$5,536,741	$166

NOTE 9. BORROWINGS (continued)

	December 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2022	$—	$500,000	—%	$—	$—
Warehouse line due January 2023	—	1,000,000	—%	—	—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	—%	12,428	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	124,624	—
Total facilities with third parties	$—	$10,950,000	—%	$137,052	$65

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	2.03%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.52%	$—	$—

Total SC credit facilities	$4,000,000	$14,950,000	1.52%	$137,052	$65

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings at the dates indicated:

	June 30, 2022
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between June 2024 and July 2029(1)	$22,034,733	$51,970,975	0.48% - 3.42%	$30,240,572	$1,096,055
SC privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	1,961,040	6,966,394	1.28% - 3.90%	3,211,200	17,782
Total SC secured structured financings	$23,995,773	$58,937,369	0.48% - 3.90%	$33,451,772	$1,113,837
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the three-month and six-month periods ended June 30, 2022 and 2021, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended June 30, 2022			March 31, 2022		June 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(116,864)	$31,488	$(85,376)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	4,650	(967)	3,683
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(112,214)	30,521	(81,693)	$(326,433)	$(81,693)	$(408,126)

Change in unrealized (losses) on investments in debt securities AFS	(243,284)	63,065	(180,219)
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	10,758	(2,789)	7,969
Net unrealized gains on investments in debt securities AFS	(232,526)	60,276	(172,250)	(435,230)	(172,250)	(607,480)
Pension and post-retirement actuarial gain(3)	784	(205)	579	(27,628)	579	(27,049)

As of June 30, 2022	$(343,956)	$90,592	$(253,364)	$(789,291)	$(253,364)	$(1,042,655)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended June 30, 2021			March 31, 2021		June 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(3,121)	$(468)	$(3,589)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	142	(35)	107
Net unrealized gains on cash flow hedge derivative financial instruments	(2,979)	(503)	(3,482)	$15,491	$(3,482)	$12,009
Change in unrealized gains on investment securities	17,336	(4,297)	13,039
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)(4)	(5,370)	1,331	(4,039)
Net unrealized (losses) on investment securities AFS	11,966	(2,966)	9,000	(4,893)	9,000	4,107
Pension and post-retirement actuarial gain(3)	757	(196)	561	(28,197)	561	(27,636)
As of June 30, 2021	$9,744	$(3,665)	$6,079	$(17,599)	$6,079	$(11,520)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six-month period ended June 30, 2022			December 31, 2021		June 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(458,376)	$120,936	$(337,440)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	11,780	(2,449)	9,331
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(446,596)	118,487	(328,109)	$(80,017)	$(328,109)	$(408,126)

Change in unrealized gains/(losses) on investments in debt securities	(737,959)	190,807	(547,152)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities (2)	24,714	(5,137)	19,577
Net unrealized gains/(losses) on investments in debt securities	(713,245)	185,670	(527,575)	(79,905)	(527,575)	(607,480)
Pension and post-retirement actuarial gain / (loss)(3)	1,510	(371)	1,139	(28,188)	1,139	(27,049)
As of June 30, 2022	$(1,158,331)	$303,786	$(854,545)	$(188,110)	$(854,545)	$(1,042,655)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six-month period ended June 30, 2021			December 31, 2020		June 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(90,241)	$23,842	$(66,399)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	283	(41)	242
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(89,958)	23,801	(66,157)	$78,166	$(66,157)	$12,009
Change in unrealized gains/(losses) on investments in debt securities	(137,690)	35,812	(101,878)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(15,243)	3,965	(11,278)
Net unrealized gains/(losses) on investments in debt securities	(152,933)	39,777	(113,156)	117,263	(113,156)	4,107
Pension and post-retirement actuarial gain / (loss)(3)	1,981	(483)	1,498	(29,134)	1,498	(27,636)
As of June 30, 2021	$(240,910)	$63,095	$(177,815)	$166,295	$(177,815)	$(11,520)
(1)- (3) Refer to the corresponding explanations in the table

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 of the Company's Annual Report on Form 10-K for 2021 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Securities purchased under agreements to resell	$9,734,368	$2,422,042
Securities borrowed	4,013,568	2,924,426
Total	$13,747,936	$5,346,468

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	June 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$16,004,022	$5,258,875

Securities Financing Activities are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. At June 30, 2022 and December 31, 2021, the following amounts of securities financing assets or liabilities qualified for offset in the Condensed Consolidated Balance Sheets.

	June 30, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$36,255,247	$26,520,879	$9,734,368
Securities borrowed	4,408,512	394,944	4,013,568
Total	$40,663,759	$26,915,823	$13,747,936

	June 30, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$42,524,901	$26,520,879	$16,004,022
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2021
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,746,948	$324,906	$2,422,042
Securities borrowed	2,924,426	—	2,924,426
Total	$5,671,374	$324,906	$5,346,468

	December 31, 2021
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$5,583,781	$324,906	$5,258,875
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity:

	June 30, 2022
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$20,151,093	$9,783,685	$3,638,561	$8,951,562	$42,524,901

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the following dates:

	Repurchase agreements
(in thousands)	June 30, 2022	December 31, 2021
U.S. Treasury	$28,540,952	$3,124,781
Residential agency MBS	12,715,891	2,459,000
Corporate and other securities	1,268,058	—
Total	$42,524,901	$5,583,781

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2022, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of June 30, 2022, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2022 and December 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.3 million and $7.7 million, respectively. The Company had $11.1 million and $8.8 million in cash and securities collateral posted to cover those positions as of June 30, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

During the second quarter of 2021, the Company began entering into derivatives to hedge the risk of changes in fair value of a portion of its LHFI portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in November 2027.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2022, the Company estimated that approximately $30.5 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

NOTE 12. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2022 and December 31, 2021 included:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2022
Fair value hedges:
Cross-currency swaps	$50,299	$863	$—	2.49%	8.38%	6.18
Interest rate swaps	514,349	11,120	251	1.52%	0.69%	3.21
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	13,425,000	760	528,289	0.99%	1.34%	2
Interest rate floor	925,000	9	—	—%	—%	1.29
Total	$14,914,648	$12,752	$528,540	0.96%	1.25%	2.02

December 31, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$655	$—	1.34%	7.30%	1.84
Interest rate swaps	128,789	1,188	—	0.05%	0.71%	3.59
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,995,000	41,980	111,093	0.88%	0.09%	2.28
Interest rate floor	925,000	150	—	0.03%	—%	1.68
Total	$13,063,532	$43,973	$111,093	0.81%	0.10%	2.25

During 2018, 2019, and 2020, SC entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge SC’s variable rate debt and had maturity dates ranging from two to five years. In 2021, SC de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $4.8 million and $12.1 million previously recorded in AOCI into interest expense during the three-month and six-month periods ended June 30, 2022.

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

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2022 and December 31, 2021 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$264,188	$—	$—	$—	$21
Interest rate lock commitments	—	99,752	—	2,852	—	—
Mortgage servicing	837,000	593,000	11,795	15,841	24,723	8,111
Total mortgage banking risk management	837,000	956,940	11,795	18,693	24,723	8,132

Customer-related derivatives:
Swaps receive fixed	15,112,790	14,801,189	10,605	400,168	608,505	89,767
Swaps pay fixed	15,344,764	15,141,223	643,185	102,312	12,656	383,987
Other	5,793,103	6,384,285	71,086	25,542	68,741	26,741
Total customer-related derivatives	36,250,657	36,326,697	724,876	528,022	689,902	500,495

Other derivative activities:
Foreign exchange contracts	6,041,137	5,085,973	77,746	35,899	71,434	33,836
Interest rate swap agreements	550,625	—	3,942	—	—	—
Interest rate cap agreements	4,401,993	7,007,441	120,082	34,290	—	—
Options for interest rate cap agreements	4,401,993	7,007,441	—	—	120,082	34,290
Other	682,213	111,373	5,791	203	29,068	2,367
Total	$53,165,618	$56,495,865	$944,232	$617,107	$935,209	$579,120

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2022 and 2021:

(in thousands)		Three-Month Period Ended June 30,		Six-Month Period Ended June 30
	Line Item	2022	2021	2022	2021

Fair value hedges:
Cross-currency swaps	Net interest income	$(1,389)	$—	$(1,021)	$—
Interest rate swaps	Net interest income	$2,957	$70	10,045	70
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(4,797)	(7,651)	(12,073)	(15,308)
Pay variable receive-fixed interest rate swap	Interest income on loans	4,538	25,987	27,789	49,103
Interest rate floors	Interest income on loans	(44)	6,762	23	18,077
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	(1,404)	(7,002)	21	3,713
Interest rate lock commitments	Miscellaneous income, net	103	(314)	(2,852)	(7,687)
Mortgage servicing	Miscellaneous income, net	(10,064)	4,388	(27,357)	(5,344)
Customer-related derivatives	Miscellaneous income, net	(39,083)	6,138	(34,558)	13,793
Foreign exchange	Miscellaneous income, net	49,350	832	51,312	6,194
Interest rate swaps, caps, and options	Miscellaneous income, net	439	(214)	417	30
Other	Miscellaneous income, net	31,425	(1,827)	31,796	(409)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was losses of $85.4 million and $337.4 million, net of tax, for the three-month and six-month periods ended June 30, 2022, respectively, and a loss of $3.6 million and $66.4 million net of tax, for the three-month and six-month periods ended 2021, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives was losses of $3.7 million and $9.3 million, net of tax, for the three-month and six-month periods ended June 30, 2022, and losses of $0.1 million and $0.2 million 2021, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
June 30, 2022
Fair value hedges	$11,983	$—	$11,983	$—	$11,983
Cash flow hedges	769	—	769	580	189
Other derivative activities(1)	956,821	12,589	944,232	241,352	702,880
Total derivatives subject to a master netting arrangement or similar arrangement	969,573	12,589	956,984	241,932	715,052
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—
Total Derivative Assets	$969,573	$12,589	$956,984	$241,932	$715,052

December 31, 2021
Fair value hedges	$1,843	$—	$1,843	$—	$1,843
Cash flow hedges	42,130	—	42,130	—	42,130
Other derivative activities(1)	614,255	—	614,255	41,899	572,356
Total derivatives subject to a master netting arrangement or similar arrangement	658,228	—	658,228	41,899	616,329
Total derivatives not subject to a master netting arrangement or similar arrangement	2,852	—	2,852	122	2,730
Total Derivative Assets	$661,080	$—	$661,080	$42,021	$619,059
(1)Includes customer-related and other derivatives.
(2)Collateral received includes cash, cash equivalents, and other financial instruments. Cash collateral received is reported in Other liabilities, as applicable, in the Condensed Consolidated Balance Sheets. Financial instruments that are pledged to the Company are not reflected in the accompanying Condensed Consolidated Balance Sheets since the Company does not control or have the ability to re-hypothecate these instruments.

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
June 30, 2022
Fair value hedges	$251	$—	$251	$—	$251
Cash flow hedges	528,289	—	528,289	286,327	241,962
Other derivative activities(1)	947,798	13,204	934,594	124,953	809,641
Total derivatives subject to a master netting arrangement or similar arrangement	1,476,338	13,204	1,463,134	411,280	1,051,854
Total derivatives not subject to a master netting arrangement or similar arrangement	—	—	—	—	—
Total Derivative Liabilities	$1,476,338	$13,204	$1,463,134	$411,280	$1,051,854

December 31, 2021
Cash flow hedges	$111,093	$—	$111,093	$59,073	$52,020
Other derivative activities(1)	579,099	2,058	577,041	268,352	308,689
Total derivatives subject to a master netting arrangement or similar arrangement	690,192	2,058	688,134	327,425	360,709
Total derivatives not subject to a master netting arrangement or similar arrangement	21	—	21	21	—
Total Derivative Liabilities	$690,213	$2,058	$688,155	$327,446	$360,709
(1)Includes customer-related and other derivatives.
(2)Cash collateral pledged and financial instruments pledged is reported in Other assets in the Condensed Consolidated Balance Sheets. In certain instances, the Company is over-collateralized since the actual amount of collateral pledged exceeds the associated financial liability. As a result, the actual amount of collateral pledged that is reported in Other assets may be greater than the amount shown in the table above.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2022 and December 31, 2021:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Financial assets:
U.S. Treasury securities	$236,025	$—	$—	$236,025	$73,618	$—	$—	$73,618
Corporate debt	—	270,453	—	270,453	—	276,007	—	276,007
ABS	—	509,218	—	509,218	—	537,722	—	537,722
MBS	—	7,008,979	—	7,008,979	—	10,426,590	—	10,426,590
Investment in debt securities AFS(2)	236,025	7,788,650	—	8,024,675	73,618	11,240,319	—	11,313,937
Trading securities	822,763	4,154,652	1,402	4,978,817	64	35,727	—	35,791
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	1,542,698	—	1,542,698	—	—	—	—
RICs HFI(3)	—	—	26,172	26,172	—	—	33,529	33,529
LHFS (1)(4)	—	591	—	591	—	166,811	—	166,811
MSRs	—	—	104,411	104,411	—	—	79,107	79,107
Other assets - derivatives (2)	4,170	952,714	100	956,984	—	658,187	2,893	661,080
Total financial assets (5)	$1,062,958	$14,439,305	$132,085	$15,634,348	$73,682	$12,101,044	$115,529	$12,290,255
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	—	1,516,107	—	1,516,107	—	—	—	—
Trading liabilities	1,844,686	322,668	—	2,167,354	—	62	—	62
Other liabilities - derivatives (2)	—	1,462,284	1,465	1,463,749	—	687,846	2,367	690,213
Total financial liabilities	$1,844,686	$3,301,059	$1,465	$5,147,210	$—	$687,908	$2,367	$690,275
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
(4) Residential mortgage loans.
(5) Approximately $132.1 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.8% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2022 and December 31, 2021, the balance of these loans serviced for others accounted for at fair value was $9.8 billion and $10.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.2 million and $6.3 million, respectively, at June 30, 2022.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.8 million and $7.4 million, respectively, at June 30, 2022.

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

Trading liabilities

The sales and trading of financial instruments are recorded on the trade date. Trading liabilities includes amounts payable for securities transactions that have not reached their contractual settlement date. Financial instruments owned and securities sold, not yet purchased, are carried at fair value.

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for the three-month and six-month periods ended June 30, 2022 and 2021, respectively, for those assets and liabilities measured at fair value on a recurring basis.

	Three-Month Period Ended June 30, 2022					Three-Month Period Ended June 30, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$29,485	$99,517	$(1,387)	$—	$127,615	$50,237	$44,568	$86,653	$4,269	$185,727
Losses in OCI	—	—	—	—	—	(175)	—	—	—	(175)
Gains/(losses) in earnings	—	8,789	22	—	8,811	—	—	(4,925)	(798)	(5,723)
Additions/Issuances	47	863	—	1,402	2,312	—	—	4,015	—	4,015
Settlements(1)	(3,360)	(4,758)	—	—	(8,118)	1	(5,132)	(6,013)	—	(11,144)
Balances, end of period	$26,172	$104,411	$(1,365)	$1,402	$130,620	$50,063	$39,436	$79,730	$3,471	$172,700
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$8,789	$(82)	$—	$8,707	$—	$—	$(4,925)	$(484)	$(5,409)

	Six-Month Period Ended June 30, 2022					Six-Month Period Ended June 30, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$33,529	$79,107	$526	$—	$113,162	$50,393	$50,391	$77,545	$9,448	$187,777
Losses in OCI	—	—	—	—	—	(331)	—	—	—	(331)
Gains/(losses) in earnings	—	31,553	(1,891)	—	29,662	—	—	8,653	(5,977)	2,676
Additions/Issuances	47	3,383	—	1,402	4,832	—	—	7,626	—	7,626
Settlements(1)	(7,404)	(9,632)	—	—	(17,036)	1	(10,955)	(14,094)	—	(25,048)
Balances, end of period	$26,172	$104,411	$(1,365)	$1,402	$130,620	$50,063	$39,436	$79,730	$3,471	$172,700
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$31,553	$961	$—	$32,514	$—	$—	$8,653	$1,710	$10,363
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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Impaired commercial LHFI	$—	$12,562	$26,041	$38,603	$—	$17,180	$614	$17,794
Foreclosed assets	—	2,788	—	2,788	—	1,322	—	1,322
Vehicle inventory	—	277,208	—	277,208	—	271,396	—	271,396
LHFS	—	—	256,307	256,307	—	—	88,212	88,212
Auto loans impaired due to bankruptcy	—	193,641	—	193,641	—	202,448	—	202,448

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $48.2 million and $9.0 million at June 30, 2022 and December 31, 2021, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

NOTE 13. FAIR VALUE (continued)

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a description of the Company's goodwill valuation methodology. For information on the amount of goodwill valued at fair value on a non-recurring basis as a result of the acquisition of PCH, refer to Note 1 to these Condensed Consolidated financial statements.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	Statement of Operations Location	2022	2021	2022	2021
Impaired LHFI	Credit loss expense / (benefit) (1)	$(1,107)	$(25,771)	$9,568	$(32,354)
Foreclosed assets	Miscellaneous income, net (1)	—	(263)	—	(321)
LHFS	Credit loss expense	(77)	—	(77)	—
LHFS	Miscellaneous income	(7,447)	—	(7,447)	—
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Refer to Note 5 for further information on the review of goodwill for impairment.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at June 30, 2022 and December 31, 2021, respectively:

(dollars in thousands)	Fair Value at June 30, 2022 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Trading securities	1,402	Consensus pricing	Offered quotes	1.53%
MSRs	$104,411	DCF	CPR (1)	6.99% - 54.22% (7.97%)
			Discount rate (2)	9.35%
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
(1), (2), (3) - See corresponding footnotes to the June 30, 2022 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2022					December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,468,011	$10,468,011	$10,468,011	$—	$—	$19,305,530	$19,305,530	$19,305,530	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	13,747,936	13,690,778	—	13,690,778	—	5,346,468	5,372,052	—	5,372,052	—
Investments in debt securities AFS	8,024,675	8,024,675	236,025	7,788,650	—	11,313,937	11,313,937	73,618	11,240,319	—
Investments in debt securities HTM	9,437,767	8,662,504	—	8,662,504	—	6,702,471	6,629,206	—	6,629,206	—
Trading securities and other investments(2)	5,378,817	5,378,953	822,763	4,554,788	1,402	285,791	286,526	64	286,462	—
LHFI, net	86,206,812	89,711,110	—	12,562	89,698,548	85,614,402	89,039,439	—	17,180	89,022,259
LHFS	256,898	256,898	—	—	256,898	255,023	255,023	—	166,811	88,212
Restricted cash	5,317,599	5,317,599	5,317,599	—	—	5,711,705	5,711,705	5,711,705	—	—
MSRs	104,411	104,411	—	—	104,411	79,107	79,107	—	—	79,107
Derivatives	956,984	956,984	4,170	952,714	100	661,080	661,080	—	658,187	2,893

Financial liabilities:
Deposits (1)	2,043,352	2,014,859	—	2,014,859	—	2,524,471	2,524,707	—	2,524,707	—
Federal funds purchased and securities loaned or sold under repurchase agreements	16,004,022	15,996,704	—	15,996,704	—	5,258,875	5,258,874	—	5,258,874	—
Trading liabilities	2,167,354	2,167,354	1,844,686	322,668	—	62	62	—	62	—
Borrowings and other debt obligations	43,160,191	42,802,202	—	35,404,624	7,397,578	41,133,187	41,600,737	—	33,874,253	7,726,484
Derivatives	1,463,749	1,463,749	—	1,462,284	1,465	690,213	690,213	—	687,846	2,367
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At June 30, 2022, the fair value of the underlying collateral was $43.0 billion before netting of $26.5 billion, all of which was sold or re-pledged.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$—	$—	$—	$166,811	$162,525	$4,286
RICs HFI	26,172	26,459	(287)	33,529	33,737	(208)
Nonaccrual loans	196	204	(8)	435	457	(22)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Non-interest income:
Consumer and commercial fees	$100,334	$106,926	$197,824	$226,145
Lease income	678,655	732,892	1,349,859	1,505,784
Capital market revenue	44,316	60,146	109,075	141,935
Miscellaneous income, net
Mortgage banking income, net	5,936	675	17,317	21,413
BOLI	14,340	15,387	29,957	30,933
Net gain on sale of operating leases	20,216	178,544	46,261	286,807
Asset and wealth management fees	66,857	58,744	133,559	117,471
Gain / (loss) on sale of non-mortgage loans	(6,873)	14,831	(6,549)	(23,185)
Other miscellaneous income / (loss), net	14,858	8,772	28,638	44,236
Net gain on sale of investment securities	10,759	5,370	24,714	15,243
Total Non-interest income	$949,398	$1,182,287	$1,930,655	$2,366,782
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$41,408	$43,505	$81,308	$86,540
Commission and trailer fees(2)	60,599	53,525	119,785	108,064
Interchange income, net(2)	18,547	18,253	36,565	34,762
Underwriting service fees(2)	18,717	35,846	54,379	94,919
Asset and wealth management fees(2)	40,721	31,507	78,645	63,749
Other revenue from contracts with customers(2)	11,676	8,953	23,680	21,033
Total in-scope of revenue from contracts with customers	191,668	191,589	394,362	409,067
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	41,194	47,386	82,728	109,335
Lease income	678,655	732,892	1,349,859	1,505,784
Other miscellaneous income / (loss), net (3)	27,122	205,050	78,992	327,353
Net gain/(loss) on sale of investment securities	10,759	5,370	24,714	15,243
Total out-of-scope of revenue from contracts with customers	757,730	990,698	1,536,293	1,957,715
Total non-interest income	$949,398	$1,182,287	$1,930,655	$2,366,782
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30
(in thousands)	2022	2021	2022	2021
Other expenses:
Amortization of intangibles	$10,495	$10,746	$23,034	$22,033
Deposit insurance premiums and other expenses	12,784	9,648	21,015	18,969
Other administrative expenses	97,739	82,466	186,491	155,442
Other miscellaneous expenses	6,597	5,637	32,312	16,475
Total Other expenses	$127,615	$108,497	$262,852	$212,919

NOTE 15. INCOME TAXES

An income tax expense of $268.7 million and $658.5 million were recorded for the years-to-date ended June 30, 2022 and 2021, respectively. This resulted in an ETR of 20.3% and 24.2% for the years-to-date ended June 30, 2022 and 2021, respectively. The decrease in the ETR for the year-to-date ended June 30, 2022, compared to the year-to-date ended June 30, 2021, was primarily the result of a decrease in expected pre-tax income for 2022 compared to 2021.

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

The Company had a net deferred tax liability balance of $562.7 million at June 30, 2022 (consisting of a deferred tax asset balance of $146.9 million and a deferred tax liability balance of $709.7 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). The $120.7 million decrease in net deferred liability for the year-to-date ended June 30, 2022 was primarily due to an increase in the AOCI deferred tax asset due to a loan transfer from AFS to HTM and a decrease in the deferred tax liability related to leasing transactions partially offset by a decrease in net operating loss carryforwards.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$28,301,108	$27,648,128
Letters of credit	1,317,513	1,374,081
Commitments to sell loans	—	56,725
Recourse exposure on sold loans	21,021	19,095
Total commitments	$29,639,642	$29,098,029

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

Included within the reported balances for Commitments to extend credit at June 30, 2022 and December 31, 2021 were $4.2 billion and $3.8 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2022 was 14.6 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2022 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2022. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2022 and December 31, 2021, the liability related to unfunded lending commitments was $86.2 million and $104.1 million, respectively.

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies as of June 30, 2022 and December 31, 2021, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2022	December 31, 2021
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$26,538	$41,995
Agreement with Bank of America	Servicer performance fee	462	462
Agreement with CBP	Loss-sharing payments	250	273
Other contingencies	Consumer arrangements	—	6,937

Following is a description of the agreements and legal matters pursuant to which the liabilities in the preceding table were recorded.

MPLFA

Under the terms of the MPLFA, SC must make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA also requires that SC maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to Stellantis retail financing. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of June 30, 2022, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2022 and December 31, 2021 not subject to a market price check was $2.5 million and $3.0 million, respectively.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

As of June 30, 2022 and December 31, 2021, the Company accrued aggregate legal and regulatory liabilities of approximately $27.3 million and $44.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $11.0 million as of June 30, 2022. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SBNA Matters

Mortgage Escrow Interest Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that SBNA is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and SBNA has filed a motion to dismiss. On June 9, 2022, the court preliminarily approved a settlement with SBNA pursuant to which SBNA will pay a total of $2 million to resolve the litigation. No final approval hearing date has been scheduled.
Overtime Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that SBNA failed to pay overtime to current and former branch operations managers. On January 28, 2022, plaintiffs filed a motion seeking preliminary approval of a settlement with SBNA pursuant to which SBNA will pay a total of $4.25 million to resolve the litigation. On June 21, 2022, the court granted final approval of the settlement.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SC Matters

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

On June 2, 2021, the court denied the defendants’ motion to dismiss. Defendants appealed the decision and, on December 17, 2021, the Puerto Rico Court of Appeals reversed the trial court decision and dismissed the complaint. The Court of Appeals denied plaintiffs' motion to reconsider the court's decision and plaintiffs have sought permission to appeal to the Puerto Rico Supreme Court. In May 2022, the Puerto Rico Supreme Court denied plaintiffs’ permission to appeal the decision; plaintiffs have asked the Supreme Court to reconsider its decision.

On October 28, 2020, bond insurer Ambac Assurance Corporation filed an amended complaint in Puerto Rico state court adding SSLLC and four other Puerto Rico municipal bond underwriters to a pending suit against seven underwriters, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Ambac relied on such misrepresentations in agreeing to insure certain of the bonds. The amended complaint alleges damages of not less than $508 million. On July 30, 2021, the court granted the defendants’ motion to dismiss the complaint , and the Puerto Rico Court of Appeals affirmed the dismissal. Plaintiffs have appealed, and, on May 31, 2022, the Puerto Rico Supreme Court refused to hear the appeal.

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

Real Legacy Assurance ERISA Litigation: On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its Answer and discovery is ongoing. On July 1, 2022, the plaintiff filed its motion for class certification.

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

At June 30, 2022, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $15.0 million and $2.6 billion as of June 30, 2022 and December 31, 2021, respectively.

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
•The CBB segment includes the products and services provided to SBNA consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as credit cards, and business loans such as business lines of credit and commercial cards. In addition, SBNA makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts and insurance products through a networking agreement with a consolidated affiliate. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE segment offers CRE loans, CEVF, and multifamily loans, as well as cash management and deposit services to customers. This category also includes SBNA’s community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.
•The CIB segment serves the needs of global corporate and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes the Company's institutional broker-dealers that provide services in investment banking, sales, trading and equity research reports. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
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

Results of Segments

The following tables present certain information regarding the Company’s segments.

Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2022	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,021,335	$331,432	$75,795	$84,747	$48,361	$45,227	$(73,485)	$1,533,412
Non-interest income	696,522	78,885	14,317	7,691	70,077	62,587	19,319	949,398
Credit loss expense / (benefit)	334,181	58,299	8,622	4,550	(3,003)	—	1,551	404,200
Total expenses	830,072	383,486	64,700	29,410	117,092	59,375	48,937	1,533,072
Income/(loss) before income taxes	553,604	(31,468)	16,790	58,478	4,349	48,439	(104,654)	545,538

(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

For the Three-Month Period Ended	SHUSA Reportable Segments
June 30, 2021	Auto	CBB	C&I	CRE & VF	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,096,871	$301,416	$72,491	$82,783	$30,244	$23,171	$(75,141)	$1,531,835
Non-interest income	928,581	85,911	18,617	15,161	54,529	62,996	16,492	1,182,287
Credit loss expense / (benefit)	(271,712)	(12,915)	(20,721)	2,573	(13,633)	(97)	(777)	(317,282)
Total expenses	855,243	372,913	62,903	29,138	62,779	52,755	57,151	1,492,882
Income/(loss) before income taxes	1,441,921	27,329	48,926	66,233	35,627	33,509	(115,023)	1,538,522

(1) Refer to corresponding notes above.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$2,072,601	$633,387	$143,457	$163,182	$74,250	$64,370	$(137,830)	$3,013,417
Non-interest income	1,403,036	157,038	30,257	23,031	137,919	140,237	39,137	1,930,655
Credit loss expense / (benefit)	554,707	65,343	12,256	(14,788)	3,390	—	101	621,009
Total expenses	1,632,156	767,436	132,187	58,609	192,647	121,032	95,695	2,999,762
Income/(loss) before income taxes	1,288,774	(42,354)	29,271	142,392	16,132	83,575	(194,489)	1,323,301
Total assets	61,804,866	12,880,656	6,661,483	18,481,532	28,747,499	8,304,682	28,443,114	165,323,832
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Six-Month Period Ended	SHUSA Reportable Segments
June 30, 2021	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$2,169,118	$703,754	$146,266	$168,066	$57,655	$46,851	$(140,543)	$3,151,167
Non-interest income	1,846,438	153,120	35,019	20,777	132,078	126,242	53,108	2,366,782
Credit loss expense / (benefit)	(150,327)	(17,236)	(52,062)	4,349	(22,327)	(170)	(3,443)	(241,216)
Total expenses	1,745,835	775,249	126,163	57,163	130,109	103,317	103,474	3,041,310
Income/(loss) before income taxes	2,420,048	98,861	107,184	127,331	81,951	69,946	(187,466)	2,717,855
Total assets	62,017,708	12,765,546	7,470,239	17,792,008	11,788,210	8,149,788	35,202,144	155,185,643
(1) Refer to corresponding notes above.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed-income securities; APS, a registered institutional fixed-income broker dealer headquartered in New York; and several other subsidiaries. SHUSA is headquartered in Boston, Massachusetts and SBNA's main office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

In June 2022, SC launched a preferred lender, full spectrum financing program in partnership with Mitsubishi Motors North America, Inc. ("MMNA"), to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at June 30, 2022 was 3.6% compared to 3.6% at March 31, 2022 and 5.9% one year ago. According to the U.S. Bureau of Labor Statistics, the improvement from prior periods reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices at June 30, 2022 were:

June 30, 2022
Dow Jones Industrial Average	(15.3)%
S&P 500	(20.6)%
NASDAQ Composite	(29.5)%

At its June 2022 meeting, the Federal Open Market Committee decided to raise the federal funds rate target range 75 basis points to 1.50% to 1.75% in response to persistently high inflation above the 2.0% target rate. The Committee anticipates ongoing increases in the target range. This action is expected to help return inflation to the 2.0% committee objective, while allowing the labor market to remain strong.

The ten-year Treasury bond rate at June 30, 2022 was 2.97%, up from 1.51% at December 31, 2021.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2022, SBNA met the criteria to be classified as “well-capitalized.”

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

Resolution Planning

The DFA requires the Company to prepare and update resolution plans. The 165(d) resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) resolution plan was submitted to the Federal Reserve and FDIC in June 2022. In addition, under amended FDIA rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution.

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

The Company implemented certain policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that were necessary to comply with the Volcker Rule. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on its size and its level of trading and Covered Fund activities. SHUSA's compliance program includes, among other things, processes for prior approval of new activities and investments permitted under the Volcker Rule, and testing and auditing for compliance.

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

Market Risk Rule

The market risk rule requires certain national banks to measure and hold risk-based regulatory capital for the market risk of their covered positions. The bank must measure and hold capital for its market risk using its internal risk based models. The market risk rule outlines quantitative requirements for the bank's internal risk-based models, as well as qualitative requirements for the bank's management of market risk. Banks subject to the market risk rule must also measure and hold market risk regulatory capital for the specific risk associated with certain debt and equity positions.

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be moved to alternative rates. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of June 30, 2022, the Company had approximately $15 billion of loans and approximately $1 billion of borrowings with LIBOR exposure. We also had approximately $53 billion in notional amounts of derivative contracts with LIBOR exposure.

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
Systems
•Technology systems updates and testing to support alternative reference rates

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED JUNE 30, 2022 and 2021
	2022 (1)			2021 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$11,569,700	$30,670	1.06%	$11,737,105	$6,381	0.22%	$24,289	$(90)	$24,379
Fed funds sold and securities purchased under resale or similar agreements	15,881,463	81,780	2.06%	342,019	97	0.11%	81,683	58,755	22,928
AFS	8,203,077	31,647	1.54%	11,072,977	24,568	0.89%	7,079	(3,894)	10,973
HTM	9,358,440	39,734	1.70%	6,055,392	24,829	1.64%	14,905	13,967	938
Trading securities	4,837,696	34,327	2.84%	25,720	—	—%	34,327	—	34,327
Other investments	904,507	5,291	2.34%	1,546,030	2,201	0.57%	3,090	(476)	3,566
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$50,754,883	$223,449	1.76%	$30,779,243	$58,076	0.75%	$165,373	$53,779	$111,594
LOANS(4):
C&I	13,723,565	112,099	3.27%	16,160,687	142,740	3.53%	(30,641)	(20,588)	(10,053)
CRE	7,461,555	63,691	3.41%	7,551,584	54,676	2.90%	9,015	(655)	9,670
Other commercial loans	8,138,719	60,060	2.95%	7,696,957	46,897	2.44%	13,163	2,835	10,328
Multifamily	7,866,175	65,484	3.33%	7,986,605	65,754	3.29%	(270)	(1,394)	1,124
Total commercial loans	37,190,014	301,334	3.24%	39,395,833	310,067	3.15%	(8,733)	(19,802)	11,069
Consumer loans:
Residential mortgages	5,430,160	44,792	3.30%	6,275,860	49,367	3.15%	(4,575)	(7,075)	2,500
Home equity loans and lines of credit	3,326,105	27,783	3.34%	3,839,731	28,315	2.95%	(532)	(45,537)	45,005
Total consumer loans secured by real estate	8,756,265	72,575	3.32%	10,115,591	77,682	3.07%	(5,107)	(52,612)	47,505
RICs and auto loans	43,457,850	1,238,960	11.40%	42,154,262	1,339,797	12.71%	(100,837)	43,219	(144,056)
Personal unsecured	2,738,428	69,514	10.15%	955,937	25,748	10.77%	43,766	45,162	(1,396)
Other consumer	120,180	1,882	6.26%	189,414	3,558	7.51%	(1,676)	(1,152)	(524)
Total consumer	55,072,723	1,382,931	10.04%	53,415,204	1,446,785	10.83%	(63,854)	34,617	(98,471)
Total loans	92,262,737	1,684,265	7.30%	92,811,037	1,756,852	7.57%	(72,587)	14,815	(87,402)
TOTAL EARNING ASSETS	143,017,620	1,907,714	5.34%	123,590,280	1,814,928	5.87%	92,786	68,594	24,192
Allowance for loan losses (6)	(6,421,768)			(7,134,776)
Other assets(7)	33,338,237			33,333,043
TOTAL ASSETS	$169,934,089			$149,788,547
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,660,189	$3,618	0.10%	$12,479,038	$1,496	0.05%	$2,122	$316	$1,806
Savings	5,671,614	493	0.03%	5,433,275	524	0.04%	(31)	7	(38)
Money market	33,574,135	23,040	0.27%	34,546,669	14,039	0.16%	9,001	(384)	9,385
CDs	2,161,745	2,713	0.50%	3,056,179	5,927	0.78%	(3,214)	(1,443)	(1,771)
TOTAL INTEREST-BEARING DEPOSITS	56,067,683	29,864	0.21%	55,515,161	21,986	0.16%	7,878	(1,504)	9,382
Fed funds purchased and securities sold under agreements to repurchase	17,508,448	84,682	1.93%	353,222	22	0.02%	84,660	28,539	56,121
Trading liabilities	2,806,245	16,029	2.28%	5,940	335	22.56%	15,694	15,724	(30)
FHLB advances	997,253	3,284	1.32%	854,396	1,346	0.63%	1,938	257	1,681
Other borrowings	40,535,315	240,443	2.37%	42,720,806	259,404	2.43%	(18,961)	(12,789)	(6,172)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (7)	61,847,261	344,438	2.23%	43,934,364	261,107	2.38%	83,331	98,564	(15,233)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	117,914,944	374,302	1.27%	99,449,525	283,093	1.14%	91,209	56,504	34,705
Noninterest bearing demand deposits	20,988,896			20,179,520
Other liabilities(9)	9,827,200			7,432,185
TOTAL LIABILITIES	148,731,040			127,061,230
STOCKHOLDER’S EQUITY	21,203,049			22,727,317
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,934,089			$149,788,547

NET INTEREST SPREAD (10)			4.07%			4.73%
NET INTEREST MARGIN (11)			4.29%			4.96%
NET INTEREST INCOME (12)		$1,533,412			$1,531,835

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	SIX-MONTH PERIODS ENDED JUNE 30, 2022 and 2021
	2022 (1)			2021 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$13,067,163	$38,744	0.59%	$10,970,725	$11,564	0.21%	$27,180	$2,596	$24,584
Fed funds sold and securities purchased under resale or similar agreements	16,256,273	83,732	1.03%	171,954	97	0.11%	83,635	76,769	6,866
AFS	9,730,213	65,331	1.34%	11,072,052	50,622	0.91%	14,709	(5,073)	19,782
HTM	8,022,765	70,891	1.77%	5,750,048	50,264	1.75%	20,627	20,047	580
Trading securities	4,893,681	34,327	1.40%	16,402	—	—%	34,327	—	34,327
Other investments	921,198	7,528	1.63%	1,595,740	4,725	0.59%	2,803	(884)	3,687
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$52,891,293	$300,553	1.14%	$29,576,921	$117,272	0.79%	$183,281	$117,336	$65,945
LOANS(4):
C&I	14,070,116	226,439	3.22%	16,321,048	284,920	3.49%	(58,481)	(37,463)	(21,018)
CRE	7,343,431	115,128	3.14%	7,499,980	108,467	2.89%	6,661	(2,118)	8,779
Other commercial loans	7,989,620	100,169	2.51%	7,564,032	94,379	2.50%	5,790	5,406	384
Multifamily	7,679,063	123,740	3.22%	8,094,772	136,651	3.38%	(12,911)	(6,719)	(6,192)
Total commercial loans	37,082,230	565,476	3.05%	39,479,832	624,417	3.16%	(58,941)	(40,894)	(18,047)
Consumer loans:
Residential mortgages	5,544,745	88,603	3.20%	6,510,326	101,284	3.11%	(12,681)	(15,755)	3,074
Home equity loans and lines of credit	3,377,498	53,785	3.18%	3,926,178	60,571	3.09%	(6,786)	(8,573)	1,787
Total consumer loans secured by real estate	8,922,243	142,388	3.19%	10,436,504	161,855	3.10%	(19,467)	(24,328)	4,861
RICs and auto loans	43,362,296	2,493,180	11.50%	41,723,321	2,661,689	12.76%	(168,509)	111,317	(279,826)
Personal unsecured	2,471,286	124,549	10.08%	1,304,724	167,638	25.70%	(43,089)	18,877	(61,966)
Other consumer	127,296	3,756	5.90%	201,098	6,964	6.93%	(3,208)	(2,283)	(925)
Total consumer	54,883,121	2,763,873	10.07%	53,665,647	2,998,146	11.17%	(234,273)	103,583	(337,856)
Total loans	91,965,351	3,329,349	7.24%	93,145,479	3,622,563	7.78%	(293,214)	62,689	(355,903)
Intercompany investments	—	—	—%	—	—		—	—	—
TOTAL EARNING ASSETS	144,856,644	3,629,902	5.01%	122,722,400	3,739,835	6.09%	(109,933)	180,025	(289,958)
Allowance for loan losses(5)	(6,447,190)			(7,225,153)
Other assets(6)	32,850,245			33,271,318
TOTAL ASSETS	$171,259,699			$148,768,565
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,534,380	$5,280	0.07%	$12,118,987	$2,904	0.05%	$2,376	$790	$1,586
Savings	5,636,843	987	0.04%	5,217,059	1,007	0.04%	(20)	(20)	—
Money market	34,076,266	34,825	0.20%	34,248,835	31,939	0.19%	2,886	(306)	3,192
CDs	2,288,940	5,718	0.50%	3,315,076	15,922	0.96%	(10,204)	(4,005)	(6,199)
TOTAL INTEREST-BEARING DEPOSITS	56,536,429	46,810	0.17%	54,899,957	51,772	0.19%	(4,962)	(3,541)	(1,421)
Fed funds purchased and securities sold under agreements to repurchase	17,882,979	85,525	0.96%	177,907	21	0.02%	85,504	58,074	27,430
Trading liabilities	2,804,620	16,290	1.16%	7,185	476	13.25%	15,814	15,850	(36)
FHLB advances	625,691	3,864	1.24%	947,735	3,003	0.63%	861	(466)	1,327
Other borrowings	40,647,693	463,996	2.28%	43,531,609	533,396	2.45%	(69,400)	(33,895)	(35,505)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (7)	61,960,983	569,675	1.84%	44,664,436	536,896	2.40%	32,779	82,469	(49,690)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	118,497,412	616,485	1.04%	99,564,393	588,668	1.18%	27,817	73,965	(46,148)
Noninterest bearing demand deposits	21,080,274			19,635,303
Other liabilities(8)	9,312,684			7,399,822
TOTAL LIABILITIES	148,890,370			126,599,518
STOCKHOLDER’S EQUITY	22,369,329			22,169,047
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$171,259,699			$148,768,565

NET INTEREST SPREAD (9)			3.97%			4.91%
NET INTEREST MARGIN (10)			4.16%			5.14%
NET INTEREST INCOME		$3,013,417			$3,151,167
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income increased $1.6 million and decreased $137.8 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The most significant factors contributing to the change were as follows:

•Interest income on investment securities and interest-earning deposits increased $165.4 million and $183.3 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to an increase average balances of $53.8 million and an increase in average rates of $111.6 million. The six-month period change is attributed to an increase average balances of $117.3 million and an increase in average rates of $65.9 million.
•Interest income on loans decreased $72.6 million and $293.2 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to an increase in average loan balances of $14.8 million and a decrease in average rates of $87.4 million. The six-month period change is attributed to an increase in average loan balances of $62.7 million and a decrease in average rates of $355.9 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section. The decrease in average rates is attributed to the RIC and auto loan portfolio and Personal unsecured loan portfolios. The prior year-to-date rate on personal unsecured loans reflects the interest income on the Bluestem portfolio sold in the first quarter of 2021.
•Interest expense on deposits and related customer accounts increased $7.9 million and decreased $5.0 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to a decrease in average interest-bearing deposit balances of $1.5 million and an increase in average rates of $9.4 million. The six-month period change is attributed to a decrease in average interest-bearing deposit balances of $3.5 million and a decrease in average rates of $1.4 million. The year-to-date decrease on average rates is primarily related to CD rates .
•Interest expense on securities financing activities and borrowed funds increased $83.3 million and $32.8 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to an increase in average interest-bearing deposit balances of $98.6 million and an increase in average rates of $15.2 million. The six-month period change is attributed to an increase in average interest-bearing borrowings balances of $82.5 million and a decrease in average rates of $49.7 million. Both changes were the result of an increase in Federal funds purchased and were partially offset by other borrowings.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had a credit loss expense of $404.2 million and $621.0 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to credit loss benefit of $317.3 million and $241.2 million for the corresponding periods in the 2021. The credit loss expense during the three-month and six-month periods ended June 30, 2022 is due to the build of the ACL in response to market deterioration and new originations in the RIC portfolio.

Credit loss expense on commercial loans increased $59.4 million and $69.9 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by a release of allowance across several commercial segments offset by a decrease in net charge-offs of $27.0 million and $42.4 million, respectively.

Credit loss expense on consumer loans increased $667.2 million and $788.1 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by an increase in RIC charge-offs. Net charge-offs on the consumer portfolios increased by $332.8 million and $357.4 million, for the three-month and six-month periods ended June 30, 2022, respectively, compared to 2021.

The credit loss expense / (benefit) on unfunded credit losses three-month and six-month periods ended decreased $5.2 million and increased $4.3 million, respectively, compared to the corresponding periods in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$62,767	$72,983	$124,820	$156,675	$(10,216)	(14.0)%	$(31,855)	(20.3)%
Commercial fees	37,567	33,943	73,004	69,470	3,624	10.7%	3,534	5.1%
Lease income	678,655	732,892	1,349,859	1,505,784	(54,237)	(7.4)%	(155,925)	(10.4)%
Capital Market Revenue	44,316	60,146	109,075	141,935	(15,830)	(26.3)%	(32,860)	(23.2)%
Miscellaneous income, net	115,334	276,953	249,183	477,675	(161,619)	(58.4)%	(228,492)	(47.8)%
Net gains recognized in earnings	10,759	5,370	24,714	15,243	5,389	(100.4)%	9,471	62.1%
Total non-interest income	$949,398	$1,182,287	$1,930,655	$2,366,782	$(232,889)	(19.7)%	$(436,127)	(18.4)%

Total non-interest income decreased $232.9 million and $436.1 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021. The change in the three-month and six month periods ended June was primarily due to a decrease in lease income of $54.2 million, and $155.9 million, respectively, and a decrease in miscellaneous income of $161.6 million and $228.5 million, respectively, net discussed further below.

Miscellaneous income

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$5,936	$675	$17,317	$21,413	$5,261	779.4%	$(4,096)	(19.1)%
BOLI	14,340	15,387	29,957	30,933	(1,047)	(6.8)%	(976)	(3.2)%
Net gain on sale of operating leases	20,216	178,544	46,261	286,807	(158,328)	(88.7)%	(240,546)	(83.9)%
Asset and wealth management fees	66,857	58,744	133,559	117,471	8,113	13.8%	16,088	13.7%
Gain on sale of non-mortgage loans	(6,873)	14,831	(6,549)	(23,185)	(21,704)	146.3%	16,636	71.8%
Other miscellaneous income / (loss), net	14,858	8,772	28,638	44,236	6,086	69.4%	(15,598)	(35.3)%
Total miscellaneous income	$115,334	$276,953	$249,183	$477,675	$(161,619)	(58.4)%	$(228,492)	(47.8)%

Miscellaneous income decreased $161.6 million and $228.5 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021.

•Gain on sale of operating leases decreased $158.3 million and $240.5 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by limited new and used car supply.
•Gain on the sale of non-mortgage loans decreased $21.7 million and increased $16.6 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods in 2021, primarily attributable to the consumer RIC portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$497,606	$488,201	$992,932	$953,459	$9,405	1.9%	$39,473	4.1%
Occupancy and equipment expenses	150,589	168,415	302,138	340,491	(17,826)	(10.6)%	(38,353)	(11.3)%
Technology, outside services, and marketing expense	176,639	139,618	314,323	274,370	37,021	26.5%	39,953	14.6%
Loan expense	65,009	70,505	130,601	182,086	(5,496)	(7.8)%	(51,485)	(28.3)%
Lease expense	515,614	517,646	996,916	1,077,985	(2,032)	(0.4)%	(81,069)	(7.5)%
Other expenses	127,615	108,497	262,852	212,919	19,118	17.6%	49,933	23.5%
Total general, administrative and other expenses	$1,533,072	$1,492,882	$2,999,762	$3,041,310	$40,190	2.7%	$(41,548)	(1.4)%

Total general, administrative and other expenses increased $40.2 million and decreased $41.5 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to corresponding periods in 2021. The most significant contributing factors were as follows:

•Technology, outside services, and marketing expense increased for the three-month period ended June 30, 2022, compared to the corresponding period in 2021. due to consulting and other expenses related to the acquisition of PCH.
•Loan expense decreased $51.5 million for the six-month period ended June 30, 2022, compared to the corresponding period in 2021, due to decreases in loan servicing expense.
•Lease expense decreased $81.1 million for the six-month period ended June 30, 2022, compared to the corresponding period in 2021, due to a shortage in limited new and used car supply and receipt of lease subvention payments, which reduce lease expense related to depreciation.

INCOME TAX PROVISION

Income tax expense of $107.0 million and $268.7 million were recorded for three-month and six-month periods ended June 30, 2022, respectively, compared to $371.6 million and $658.5 million for the corresponding periods in 2021. This resulted in an ETR of 19.6% and 20.3% for three-month and six-month periods ended June 30, 2022, respectively, compared to 24.2% and 24.2% for the corresponding periods in 2021. Refer to Note 15 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

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

Consumer Activities

Consumer activities consists of the Company's CBB reportable segment and Auto reportable segment.

Three-Month Period Ended	June 30, 2022			June 30, 2021			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$1,021,335	$331,432	$1,352,767	$1,096,871	$301,416	$1,398,287	$(45,520)	(3.3)%
Non-interest income	696,522	78,885	$775,407	928,581	85,911	$1,014,492	$(239,085)	(23.6)%
Credit loss expense / (benefit)	334,181	58,299	$392,480	(271,712)	(12,915)	$(284,627)	$677,107	237.9%
Total expenses	830,072	383,486	$1,213,558	855,243	372,913	$1,228,156	$(14,598)	(1.2)%
Income/(loss) before income taxes	553,604	(31,468)	$522,136	1,441,921	27,329	$1,469,250	$(947,114)	(64.5)%

Six-month period ended	June 30, 2022			June 30, 2021			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$2,072,601	$633,387	$2,705,988	$2,169,118	$703,754	$2,872,872	$(166,884)	(5.8)%
Non-interest income	1,403,036	157,038	$1,560,074	1,846,438	153,120	$1,999,558	$(439,484)	(22.0)%
Credit loss expense / (benefit)	554,707	65,343	$620,050	(150,327)	(17,236)	$(167,563)	$787,613	470.0%
Total expenses	1,632,156	767,436	$2,399,592	1,745,835	775,249	$2,521,084	$(121,492)	(4.8)%
Income/(loss) before income taxes	1,288,774	(42,354)	$1,246,420	2,420,048	98,861	$2,518,909	$(1,272,489)	(50.5)%
Total assets	61,804,866	12,880,656	$74,685,522	62,017,708	12,765,546	$74,783,254	$(97,732)	(0.1)%

The Company reported total income before income taxes related to its Consumer activities of $522.1 million and $1.2 billion, for the three-month and six-month periods ended June 30, 2022, respectively, compared to income before income taxes of $1.5 billion and $2.5 billion for the corresponding periods in 2021. The most significant drivers of the change were:
•Net interest income for Auto decreased $75.5 million and $96.5 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods in 2021. This decrease is due to the maturing of securitized loan facilities, with an increasing amount of payments going to principle and less to interest.
•Non-interest income for Auto decreased $232.1 million and $443.4 million for the three-month and six-month periods ended June 30, 2022, compared to the corresponding periods of 2021. This change was primarily due to limited new and used car supply.
•Credit loss expense on Auto increased $605.9 million and $705.0 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods in 2021. This increase is due to market deterioration resulting from a higher interest rate environment and other economic factors.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three-Month Period Ended	June 30, 2022			June 30, 2021			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$75,795	$84,747	$160,542	$72,491	$82,783	$155,274	$5,268	3.4%
Non-interest income	14,317	7,691	$22,008	18,617	15,161	$33,778	$(11,770)	(34.8)%
Credit loss expense / (benefit)	8,622	4,550	$13,172	(20,721)	2,573	$(18,148)	$31,320	172.6%
Total expenses	64,700	29,410	$94,110	62,903	29,138	$92,041	$2,069	2.2%
Income/(loss) before income taxes	16,790	58,478	$75,268	48,926	66,233	$115,159	$(39,891)	(34.6)%

Six-Month Period Ended	June 30, 2022			June 30, 2021			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$143,457	$163,182	$306,639	$146,266	$168,066	$314,332	$(7,693)	(2.4)%
Non-interest income	30,257	23,031	$53,288	35,019	20,777	$55,796	$(2,508)	(4.5)%
Credit loss expense / (benefit)	12,256	(14,788)	$(2,532)	(52,062)	4,349	$(47,713)	$45,181	94.7%
Total expenses	132,187	58,609	$190,796	126,163	57,163	$183,326	$7,470	4.1%
Income/(loss) before income taxes	29,271	142,392	$171,663	107,184	127,331	$234,515	$(62,852)	(26.8)%
Total assets	6,661,483	18,481,532	$25,143,015	7,470,239	17,792,008	$25,262,247	$(119,232)	(0.5)%

The Company reported total income before income taxes related to its Commercial activities of $75.3 million and $171.7 million, for the three-month and six-month periods ended June 30, 2022 respectively, compared to income before income taxes of $115.2 million and $234.5 million for the corresponding periods in 2021. The most significant drivers of the change were:
•Non-interest income in CRE decreased by $7.5 million in the three-month period ended June 30, 2022 compared to the corresponding period in 2021. The decrease is due to a decline in fees along with lower volume and losses on loan sales.
•Credit loss expense in C&I increased $29.3 million and $64.3 million for the three-month and six-month periods ended June 30, 2022, respectively, compared to the corresponding periods of 2021. This increase is due to the prior year's PPP loan forgiveness with the continuation of COVID deferrals as compared to declining credit due to rate increases in the current year.
•Total expenses for Commercial activities increased $7.5 million six-month period ended June 30, 2022 compared to the corresponding period of 2021, for which C&I increased by $6.0 million and CRE increased by $1.4 million. This change is due to an increase in consulting, marketing and other outside service costs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$48,361	$30,244	$74,250	$57,655	$18,117	59.9%	$16,595	28.8%
Total non-interest income	70,077	54,529	137,919	132,078	15,548	28.5%	5,841	4.4%
Credit loss expense / (benefit)	(3,003)	(13,633)	3,390	(22,327)	10,630	78.0%	25,717	115.2%
Total expenses	117,092	62,779	192,647	130,109	54,313	86.5%	62,538	48.1%
Income / (Loss) before income taxes	4,349	35,627	16,132	81,951	(31,278)	(87.8)%	(65,819)	(80.3)%
Total assets	28,747,499	11,788,210	28,747,499	11,788,210	16,959,289	143.9%	16,959,289	143.9%

CIB reported income before income taxes of $4.3 million and $16.1 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to income before income taxes of $35.6 million and $82.0 million for the corresponding periods in 2021. Factors contributing to this change were:

•Net interest income increased $18.1 million and $16.6 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods in 2021, This increase is mainly due to the acquisition of PCH in Q2 2022. Additionally, there was a significant increase in deposit interest income associated with higher rates.
•Credit loss expense increased $10.6 million and $25.7 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods of 2021. This increase is due to market deterioration resulting from a higher interest rate environment and other economic factors.
•Total expenses increased $54.3 million and $62.5 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods in 2021, This increase is mainly driven by the additional operating costs of APS, along with an increase in consulting and outside service costs.

Wealth Management

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$45,227	$23,171	$64,370	$46,851	$22,056	95.2%	$17,519	37.4%
Total non-interest income	62,587	62,996	140,237	126,242	(409)	(0.6)%	13,995	11.1%
Credit loss expense / (benefit)	—	(97)	—	(170)	97	100.0%	170	100.0%
Total expenses	59,375	52,755	121,032	103,317	6,620	12.5%	17,715	17.1%
Income / (Loss) before income taxes	48,439	33,509	83,575	69,946	14,930	44.6%	13,629	19.5%
Total assets	8,304,682	8,149,788	8,304,682	8,149,788	154,894	1.9%	154,894	1.9%

Wealth Management reported income before income taxes of $48.4 million and $83.6 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to income before income taxes of $33.5 million and $69.9 million for the corresponding periods in 2021. Factors contributing to this change were:

•Total net interest income increased $22.1 million and $17.5 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods in 2021, is due to an increase in loan interest income as a result of higher rates and the increase of both domestic and foreign deposit interest income.
•Total expenses increased $6.6 million and $17.7 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to the corresponding periods of 2021. This increase was due to increased headcount, technology, and management fees, partially resulting from the 2021 acquisition of the assets of Credit Agricole, and increases in expenses related to referral fee expense and temporary services expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(73,485)	$(75,141)	$(137,830)	$(140,543)	$1,656	(2.2)%	$2,713	1.9%
Total non-interest income	19,319	16,492	39,137	53,108	2,827	17.1%	(13,971)	(26.3)%
Credit loss expense / (benefit)	1,551	(777)	101	(3,443)	2,328	299.6%	3,544	102.9%
Total expenses	48,937	57,151	95,695	103,474	(8,214)	(14.4)%	(7,779)	(7.5)%
Income / (Loss) before income taxes	(104,654)	(115,023)	(194,489)	(187,466)	10,369	9.0%	(7,023)	(3.7)%
Total assets	28,443,114	35,202,144	28,443,114	35,202,144	(6,759,030)	(19.2)%	(6,759,030)	(19.2)%

The Other category reported a loss before income taxes of $104.7 million and $194.5 million for the three-month and six-month periods ended June 30, 2022 respectively, compared to a loss before income taxes of $115.0 million and $187.5 million for the corresponding periods in 2021. Factors contributing to these changes were:

•Total non-interest income decreased $14.0 million year-to-date ended June 30, 2022 compared to the corresponding period of 2021. This decline is mainly due to the sale of the SFS portfolios in 2021 and the decline of any non-interest income in 2022. Additionally, there was a decline in affiliate fee income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2022		December 31, 2021		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,607,459	8.2%	$7,227,003	7.8%	$380,456	5.3%
C&I	13,140,429	14.2%	14,710,864	16.0%	(1,570,435)	(10.7)%
Multifamily	8,183,802	8.8%	7,547,382	8.2%	636,420	8.4%
Other commercial	8,161,743	8.8%	8,170,031	8.9%	(8,288)	(0.1)%
Total commercial loans (1)	37,093,433	40.0%	37,655,280	40.9%	(561,847)	(1.5)%

Consumer loans secured by real estate:
Residential mortgages	5,374,730	5.8%	5,598,560	6.1%	(223,830)	(4.0)%
Home equity loans and lines of credit	3,274,352	3.5%	3,487,234	3.8%	(212,882)	(6.1)%
Total consumer loans secured by real estate	8,649,082	9.3%	9,085,794	9.9%	(436,712)	(4.8)%

Consumer loans not secured by real estate:
RICs and auto loans	43,699,070	47.1%	43,183,098	46.9%	515,972	1.2%
Personal unsecured loans	3,207,390	3.5%	2,009,654	2.2%	1,197,736	59.6%
Other consumer	113,086	0.1%	141,986	0.1%	(28,900)	(20.4)%

Total consumer loans	55,668,628	60.0%	54,420,532	59.1%	1,248,096	2.3%
Total LHFI	$92,762,061	100.0%	$92,075,812	100.0%	$686,249	0.7%

Total LHFI with:
Fixed	$65,142,714	70.2%	$64,774,941	70.3%	$367,773	0.6%
Variable	27,619,347	29.8%	27,300,871	29.7%	318,476	1.2%
Total LHFI	$92,762,061	100.0%	$92,075,812	100.0%	$686,249	0.7%
(1) As of June 30, 2022, the Company had $325.1 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans decreased approximately $561.8 million, or 1.5% from December 31, 2021 to June 30, 2022. This decrease was primarily attributed to a decrease in C&I loans of $1.6 billion, offset by an increase in Multifamily loans of $636.4 million, and an increase in CRE of $380.5 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $436.7 million, from December 31, 2021 to June 30, 2022. This decrease was primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $516.0 million, from December 31, 2021 to June 30, 2022. The increase in the RIC and auto loan portfolio was primarily due to increases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of June 30, 2022, 60.9% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 7.0% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

During the quarter ended June 30, 2022, SBNA approved and completed purchases of performing personal unsecured loans from third parties with a UPB of approximately $286.1 million. Servicing was retained by the sellers with no future minimum amounts required to be purchased.

Personal unsecured and other consumer loans HFI increased $1.2 billion from December 31, 2021 to June 30, 2022. The increase is comprised of $564M of loan purchases and $677M increase in new loan originations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At June 30, 2022, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total (1)
Fixed Rates:
CRE loans	$74,481	$265,476	$154,625	$15,739	$510,321
C&I	491,140	954,278	555,545	307	2,001,270
Multifamily loans	559,482	2,456,065	2,856,597	6,065	5,878,209
Other commercial	1,116,251	3,137,355	974,791	—	5,228,397
Total commercial	$2,241,354	$6,813,174	$4,541,558	$22,111	$13,618,197
Residential mortgages	809	26,958	703,540	3,870,977	4,602,284
Home equity loans and lines of credit	13,897	11,066	48,537	30,639	104,139
RICs and auto loans	514,974	24,114,907	19,068,973	218	43,699,072
Personal unsecured loans	29,710	2,803,067	298,458	1	3,131,236
Other consumer	592	9,090	10,321	6,373	26,376
Total Fixed Rates	$2,801,336	$33,778,262	$24,671,387	$3,930,319	$65,181,304
Variable Rates:
CRE loans	$1,350,327	$4,830,543	$761,605	$166,614	$7,109,089
C&I	2,240,500	8,480,543	584,328	38,040	11,343,411
Multifamily loans	285,382	1,047,317	969,430	3,464	2,305,593
Other commercial	2,832,305	139,327	1,189	628	2,973,449
Total commercial	$6,708,514	$14,497,730	$2,316,552	$208,746	$23,731,542
Residential Mortgages	530	6,296	154,741	611,471	773,038
Home equity loans and lines of credit	6,331	3,551	424,414	2,735,917	3,170,213
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	236	15,331	60,205	382	76,154
Other consumer	1,384	52,344	32,980	—	86,708
Total Variable Rates	$6,716,995	$14,575,252	$2,988,892	$3,556,516	$27,837,655
Total	$9,518,331	$48,353,514	$27,660,279	$7,486,835	$93,018,959

(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2022	December 31, 2021	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$30,936	$31,752	$(816)	(2.6)%
C&I	88,481	69,754	18,727	26.8%
Multifamily	53,872	103,299	(49,427)	(47.8)%
Other commercial	9,428	9,036	392	4.3%
Total commercial loans	182,717	213,841	(31,124)	(14.6)%

Consumer loans secured by real estate:
Residential mortgages	98,755	123,548	(24,793)	(20.1)%
Home equity loans and lines of credit	82,643	88,310	(5,667)	(6.4)%
Consumer loans not secured by real estate:
RICs and auto loans	1,502,251	1,467,928	34,323	2.3%
Personal unsecured loans	3,907	2,892	1,015	35.1%
Other consumer	384	1,047	(663)	(63.3)%
Total consumer loans	1,687,940	1,683,725	4,215	0.3%
Total non-accrual loans	1,870,657	1,897,566	(26,909)	(1.4)%

OREO	4,462	3,724	738	19.8%
Repossessed vehicles	262,988	247,757	15,231	6.1%
Other repossessed assets	482	294	188	63.9%
Total OREO and other repossessed assets	267,932	251,775	16,157	6.4%
Total non-performing assets	$2,138,589	$2,149,341	$(10,752)	(0.5)%

Past due 90 days or more as to interest or principal and accruing interest	$2,859	$2,314	$545	23.6%
Non-performing assets as a percentage of total assets	1.3%	1.3%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	June 30, 2022	December 31, 2021	June 30, 2021
ACL to total loan outstanding	7.1%	7.1%	7.5%
ACL	$6,641,422	$6,565,504	$7,013,599
Total loans outstanding	93,018,959	92,330,835	93,817,006
NPL to total loans outstanding	2.0%	2.1%	1.6%
NPL	$1,870,657	$1,897,566	$1,493,238
Total loans outstanding	93,018,959	92,330,835	93,817,006
ACL to NPL	355.0%	346.0%	469.7%
ACL	$6,641,422	$6,565,504	$7,013,599
NPL	1,870,657	1,897,566	1,493,238
NCO during the period to average loans outstanding:
Commercial	—%	0.2%	0.1%
Net charge-offs / (recoveries) during the period (1)	$(1,194)	$68,949	$41,223
Average amount outstanding	37,082,230	38,771,427	39,479,832
Consumer	1.0%	1.2%	0.4%
Net charge-offs / (recoveries) during the period (1)	$546,285	$643,146	$188,911
Average amount outstanding	54,883,121	54,066,174	53,665,647
(1) Annualized net loan charge-offs are based on year to date charge-offs.

There were no significant change in credit ratios compared to December 31, 2021. The increase in Net Charge-offs during the period to average loans for consumer from June 30, 2021 to June 30, 2022 is primarily due to the residual effects of COVID modification programs that lasted into 2021.

Commercial

Commercial NPLs decreased $31.1 million from December 31, 2021 to June 30, 2022. Commercial NPLs accounted for less than 1% of commercial LHFI at June 30, 2022. The change in commercial NPLs was primarily comprised of a decrease of $49.4 million in the Multifamily portfolio, offset by an increase of $18.7 million in the C&I portfolio, comprised primarily of one commercial customer impacted by supply chain issues.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $34.3 million from December 31, 2021 to June 30, 2022. Non-performing RICs and auto loans accounted for 3.4% and 3.4% of total RICs and auto loans at June 30, 2022 and December 31, 2021, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $1.0 million from December 31, 2021 to June 30, 2022. Non-performing personal unsecured loans accounted for 0.1% and 0.1% of total personal unsecured loans at June 30, 2022 and December 31, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Secured by Real Estate

NPLs as a percentage of LHFI in the Residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $70.7 million or 39.0% of non-performing consumer loans secured by real estate at June 30, 2022, compared to $41.1 million or 19.4% of consumer loans secured by real estate at December 31, 2021.

Delinquencies

Early stage delinquency commercial loans totaled approximately $175.3 million and $113.9 million at June 30, 2022 and December 31, 2021, respectively. Early stage delinquency consumer loans amounted to $3.9 billion and $3.7 billion at June 30, 2022 and December 31, 2021, respectively. The increase in consumer loans is primarily due to normal seasonality experienced in the RIC and auto loan portfolio as well as pressures from the economic factors. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $203.7 million from December 31, 2021 to June 30, 2022, primarily due to past due auto loans.

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

The following table summarizes TDRs at the dates indicated:

	As of June 30, 2022
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$129,550	68.7%	$187,488	67.8%	$2,680,305	87.9%	$19,704	98.2%	$3,017,047
Non-performing	58,932	31.3%	88,945	32.2%	369,894	12.1%	361	1.8%	518,132
Total	$188,482	100.0%	$276,433	100.0%	$3,050,199	100.0%	$20,065	100.0%	$3,535,179

% of loan portfolio	0.5%	n/a	3.2%	n/a	7.0%	n/a	0.6%	n/a	3.8%
(1) Excludes LHFS.

	As of December 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,582	51.2%	$171,991	60.7%	$3,341,939	89.4%	$24,081	97.7%	$3,641,593
Non-performing	98,620	48.8%	111,511	39.3%	397,122	10.6%	571	2.3%	607,824
Total	$202,202	100.0%	$283,502	100.0%	$3,739,061	100.0%	$24,652	100.0%	$4,249,417

% of loan portfolio	0.5%	n/a	3.1%	n/a	8.7%	n/a	1.1%	n/a	4.6%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Six-Month Period Ended June 30, 2022		Six-Month Period Ended June 30, 2021
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,731,960	$510,356	$3,987,845	$336,284
New TDRs(1)	302,704	67,987	1,467,569	352,015
TDRs charged-off / repossessed	(249,650)	(8,082)	(403,173)	(5,940)
Sold TDRs	—	—	(67,672)	—
Payments on TDRs	(734,815)	(85,281)	(722,141)	(154,966)
TDRs, end of period	$3,050,199	$484,980	$4,262,428	$527,393
(1) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

The decrease in RIC and auto loan TDRs from June 30, 2021 and December 31, 2021 to June 30, 2022 was attributed to TDR loan payoffs which outpaced new TDRs. The increase in All other TDR loans from June 30, 2021 to June 30, 2022 was due to lower TDR modifications stemming from the residual effects of COVID modification programs that lasted into 2021.

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

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality, and is affected by borrower-specific and economy-wide factors such as changes in unemployment, GDP, HPI, CRE price index, used vehicle index, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
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

ACL

The increase in the ACL from December 31, 2021 to June 30, 2022 is due to market deterioration and new originations in the RIC portfolio. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $104.1 million at December 31, 2021 to $86.2 million at June 30, 2022. The decrease of the reserve for unfunded lending commitments was due to a $15.5 million decrease on commercial commitments and a $2.4 million decrease on consumer commitments.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	June 30, 2022	December 31, 2021
Investment securities AFS:
U.S. Treasury securities and government agencies	$4,587,544	$6,172,652
FNMA and FHLMC securities	2,657,460	4,327,556
Other securities (1)	779,671	813,729
Total investment securities AFS	8,024,675	11,313,937
Investment securities HTM:
U.S. government agencies	7,886,799	6,702,471
FNMA and FHLMC securities	1,550,968	—
Total investment securities HTM	9,437,767	6,702,471
Trading securities	4,978,817	35,791
Other investments	1,375,545	1,060,347
Total investment portfolio	$23,816,804	$19,112,546
(1) Other securities primarily include corporate debt securities and ABS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	June 30, 2022	December 31, 2021	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$236,025	$73,618	$162,407	220.6%
Corporate debt securities	270,453	276,007	(5,554)	(2.0)%
ABS	509,218	537,722	(28,504)	(5.3)%
MBS:
GNMA - Residential	3,706,857	4,066,195	(359,338)	(8.8)%
GNMA - Commercial	644,662	2,032,839	(1,388,177)	(68.3)%
FHLMC and FNMA - Residential	2,556,765	4,219,641	(1,662,876)	(39.4)%
FHLMC and FNMA - Commercial	100,695	107,915	(7,220)	(6.7)%
Total investments in debt securities AFS	$8,024,675	$11,313,937	$(3,289,262)	(29.1)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2022 was approximately 7.44 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2022 was approximately 3.51 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 352 investment securities classified as HTM as of June 30, 2022.

(in thousands)	June 30, 2022	December 31, 2021	Change in unrealized gain/(loss)
Total unrealized loss	$(591,919)	$(138,703)	$(453,216)
Total unrealized gain	486	42,687	(42,201)
Total unrealized gain/(loss) position	$(591,433)	$(96,016)	$(495,417)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2022:

	June 30, 2022
(in thousands)	Amortized Cost	Fair Value
FNMA	$2,043,718	$1,894,930
FHLMC	2,442,888	2,255,190
GNMA (1)	12,465,094	11,453,933
Total	$16,951,700	$15,604,053
(1) Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At June 30, 2022, goodwill totaled $2.8 billion and represented 1.7% of total assets and 13.3% of total stockholder's equity. The following table shows goodwill by reporting units at June 30, 2022:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at June 30, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$2,767,732

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the second quarter of 2022, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. Refer to Note 5 and Note 18 to these Condensed Consolidated Financial Statements for discussion of changes to the Company's organizational structure impacting goodwill during the first half of 2022.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $562.7 million at June 30, 2022 (consisting of a deferred tax asset balance of $146.9 million and a deferred tax liability balance of $709.7 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2022 and 2021, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2022 and 2021, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at June 30, 2022:

	SHUSA

	June 30, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	16.92%	6.50%	4.50%
Tier 1 capital ratio	17.22%	8.00%	6.00%
Total capital ratio	18.93%	10.00%	8.00%
Leverage ratio	11.85%	5.00%	4.00%

	SBNA

	June 30, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.83%	6.50%	4.50%
Tier 1 capital ratio	15.83%	8.00%	6.00%
Total capital ratio	17.07%	10.00%	8.00%
Leverage ratio	11.56%	5.00%	4.00%
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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with third-party banks, Santander and SHUSA, and through securitizations in the ABS market. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $7.4 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements. SC uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments.

During the quarter ended June 30, 2022, SC completed on-balance sheet funding transactions totaling approximately $2.2 billion, including:

•securitization on its SDART platform for approximately $1.1 billion; and
•lease securitization on its SRT platform for approximately $1.1 billion.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Subsidiaries

The primary sources of liquidity for our other subsidiaries are from customer deposits and deposits from affiliated banks, as well as interest income generated on CIB activities.

SIS has entered into a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity. In November 2021, the liquidity line was increased to $4.0 billion. At June 30, 2022, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, APS entered into a loan agreement with SHUSA following the acquisition for the purpose of repaying its outstanding third party debt. The loan with an approximate balance of $163 million at June 30, 2022 eliminates in consolidation.

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

Available Liquidity

As of June 30, 2022, SBNA had approximately $13.8 billion in committed liquidity from the FHLB and the FRB. Of this amount, $11.1 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2022 and December 31, 2021, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $19.8 billion and $29.4 billion, respectively. These amounts represented 27.5% and 36.4% of total deposits at June 30, 2022 and December 31, 2021, respectively. As of June 30, 2022, SBNA and BSI had $2.3 billion and $1.2 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Six-Month Period Ended June 30
(in thousands)	2022	2021
Net cash flows from operating activities	$1,884,033	$5,678,214
Net cash flows from investing activities	(751,546)	(3,698,128)
Net cash flows from financing activities	(10,364,112)	2,666,215

Cash flows from operating activities

Net cash flow from operating activities decreased by $3.8 billion from the year-to-date ended June 30, 2021 to the year-to-date ended June 30, 2022, primarily due to a decrease in net income and a decrease in proceeds from sales of and collections on LHFS which included the sale of the Bluestem personal lending portfolio during the year-to-date ended June 30, 2021.

Cash flows from investing activities

Net cash flow from investing activities increased by $2.9 billion from the year-to-date ended June 30, 2021 to the year-to-date ended June 30, 2022, primarily due to an increase in purchases of AFS investments and an increase in securities purchased under resale agreements which began in the second quarter of 2021, offset by decreases in proceeds from sales, prepayments, and maturities of AFS investments.

Cash flows from financing activities

Net cash flow from financing activities decreased by $13.0 billion from the year-to-date ended June 30, 2021 to the year-to-date ended June 30, 2022, primarily due to a decrease in deposits.

See the SCF for further details on the Company's sources and uses of cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC has a credit facility with several banks providing an aggregate commitment of $3.5 billion for the exclusive use of providing short-term liquidity needs to support preferred lessor financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, SC has credit facilities with several banks providing an aggregate commitment of $7.0 billion for the exclusive use of providing short-term liquidity needs to support core and preferred lender financing. As of June 30, 2022, there was an outstanding balance of $3.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of June 30, 2022, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $4.2 billion of term financing with maturities ranging from November 2022 to May 2025. These loans eliminate in the consolidation of SHUSA. Santander provides SC with $2.0 billion of unsecured financing with a maturity of September 2022.

Secured Structured Financings

SC's secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issues amortizing notes. SC has on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $24.0 billion.

Deficiency and Debt Forward Flow Agreement

In addition to SC's credit facilities and secured structured financings, SC has a flow agreement in place with a third party for charged-off assets. Loans and leases sold under these flow agreements are not on SC's balance sheet.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Financing

SC agreed to provide SBNA with origination support services in connection with the processing, underwriting, and purchasing of retail loans and leases, all of which are serviced by SC. These loans and leases are on the balance sheet of SBNA.

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

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings. In addition, our subsidiaries use liquidity for funding loan commitments, satisfying deposit withdrawal requests, supporting underwriting transactions and meeting customer liquidity requirements.

At June 30, 2022, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of June 30, 2022, the Company had total contractual cash obligations of $68.8 billion which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, $26.7 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $29.6 billion which consisted of commitments to extend credit and letters of credit. Of this amount, $8.6 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of June 30, 2022, the Company had 530,391,043 shares of common stock outstanding. During the years-to-date ended June 30, 2022 and 2021, the Company paid cash dividends of $1.3 billion and zero, respectively to its common stock shareholder, Santander.

During the year-to-date ended June 30, 2022, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•BSI declared and paid $20.0 million in dividends to SHUSA.
•SSLLC contributed $20.0 million to SHUSA.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2022 and December 31, 2021:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2022	December 31, 2021
Down 100 basis points	(2.56)%	(2.63)%
Up 100 basis points	2.21%	4.33%
Up 200 basis points	4.24%	8.17%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2022 and December 31, 2021.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2022	December 31, 2021
Down 100 basis points	2.74%	(3.18)%
Up 100 basis points	(4.19)%	(0.91)%
Up 200 basis points	(8.79)%	(3.71)%

As of June 30, 2022, the Company’s profile reflected a decrease of MVE of 2.74% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.19% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2022, (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Changes in Internal Control over Financial Reporting

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded PCH from management's reporting on internal control over financial reporting for the quarter ended June 30, 2022. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of PCH. The acquisition of PCH contributed $14.8 billion of assets, or 8.9% of our total assets, at June 30, 2022 and $127.6 million of revenue, or 4.5% of our total revenue, for the Three-month period ended June 30, 2022 and 2.3% of our total revenue for the Six-month period ended June 30, 2022.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the Six-Month Period Ended June 30 2022 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the US under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the Six-Month Period Ended June 30 2022.

•Santander Brasil holds a blocked account for a customer with domicile in Brazil designated by the U.S. under the SDGT sanctions program. The relationship with the customer preceded its designation under the sanctions program. Revenues and profits generated by Santander Brasil on this account in the Six-Month Period Ended June 30 2022 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the US under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the Six-Month Period Ended June 30 2022 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 5, 2022	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	August 5, 2022	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President