Form 10-Q
period 2022-09-30
Santander Holdings USA, Inc.
filed 2022-11-14
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022

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
Number of shares of common stock outstanding at October 31, 2022: 530,391,043 shares

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

ABS: Asset-backed securities	DOJ: Department of Justice
ACL: Allowance for credit losses	DPD: Days past due
AFS: Available-for-sale	DTI: Debt-to-income
ALLL: Allowance for loan and lease losses	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
AOCI: Accumulated other comprehensive income	EIR: Effective interest rate
APS: Amherst Pierpont Securities LLC	ETR: Effective tax rate
ASC: Accounting Standards Codification	Evaluation Date: September 30, 2022
ASU: Accounting Standards Update	Exchange Act: Securities Exchange Act of 1934, as amended
ATM: Automated teller machine	FASB: Financial Accounting Standards Board
BHC: Bank holding company	FBO: Foreign banking organization
BHCA: Bank Holding Company Act of 1956, as amended	FDIC: Federal Deposit Insurance Corporation
BOLI: Bank-owned life insurance	Federal Reserve: Board of Governors of the Federal Reserve System
BSI: Banco Santander International	FHLB: Federal Home Loan Bank
C&I: Commercial & industrial	FHLMC: Federal Home Loan Mortgage Corporation
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FICO®: Fair Isaac Corporation credit scoring model
CBB: Consumer and Business Banking	FNMA: Federal National Mortgage Association
CBP: Citizens Bank of Pennsylvania	FRB: Federal Reserve Bank
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FVO: Fair value option
CD: Certificate of deposit	GAAP: Accounting principles generally accepted in the United States of America
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	GDP: Gross domestic product
CEO: Chief Executive Officer	GNMA: Government National Mortgage Association
CET1: Common equity Tier 1	GSIB: Global systemically important bank
CEVF: Commercial equipment vehicle financing	HFI: Held for investment
CFPB: Consumer Financial Protection Bureau	HFS: Held for sale
CFO: Chief Financial Officer	HPI: Housing Price Index
CIB: Corporate and Investment Banking	HTM: Held to maturity
CID: Civil investigative demand	IBOR: Inter-bank offered rate
CLTV: Combined loan-to-value	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	LCR: Liquidity coverage ratio
CRE: Commercial Real Estate	LGD: Loss given default
DCF: Discounted cash flow	LHFI: Loans held for investment
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act

LIBOR: London Interbank Offered Rate	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIHTC: Low income housing tax credit	SCB: Stress capital buffer
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCART: Santander Consumer Auto Receivables Trust
MBS: Mortgage-backed securities	SCF: Statement of cash flows
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDART: Santander Drive Auto Receivables Trust
Moody's: Moody's Investor Service, Inc.	SDGT: Specially Designated Global Terrorist
MMNA: Mitsubishi Motors North America, Inc.	SEC: Securities and Exchange Commission
MPLFA: Ten-year master private-label financing agreement with Stellantis signed in May 2013	Securities Act: Securities Act of 1933, as amended
MSR: Mortgage servicing right	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MVE: Market value of equity	SFS: Santander Financial Services, Inc.
NCI: Non-controlling interest	SHUSA: Santander Holdings USA, Inc.
NMDs: Non-maturity deposits	SIS: Santander Investment Securities Inc.
NMTC: New market tax credits	SOFR: Secured overnight financing rate
NPL: Non-performing loan	SPAIN: Santander Private Auto Issuing Note
OCC: Office of the Comptroller of the Currency	SPE: Special purpose entity
OCI: Other comprehensive income	SRT: Santander Retail Auto Lease Trust
OIS: Overnight indexed swap	SSLLC: Santander Securities LLC
OREO: Other real estate owned	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PCH: Pierpont Capital Holdings LLC	TDR: Troubled debt restructuring
PD: Probability of default	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
PPP: Personal Protection Program	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	Trusts: Securitization trusts
ROU: Right-of-use	UPB: Unpaid principal balance
RV: Recreational vehicle	VIE: Variable interest entity
RWA: Risk-weighted asset	VOE: Voting rights entity
S&P: Standard & Poor's
SAF: Santander Auto Finance
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc
SBNA: Santander Bank, National Association

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$9,007,825	$19,305,530
Federal funds sold and securities purchased under resale agreements or similar arrangements	13,531,403	5,346,468
Investment securities:
AFS at fair value (amortized cost of $8,127,714 and $11,409,953 as of September 30, 2022 and December 31, 2021, respectively)	7,292,575	11,313,937
Trading securities	4,786,820	35,791
HTM (fair value of $8,435,233 and $6,629,206 as of September 30, 2022 and December 31, 2021, respectively)	9,653,806	6,702,471
Other investments	1,338,865	1,060,347
LHFI(1) (5)	96,826,339	92,075,812
ALLL (5)	(6,675,110)	(6,461,410)
Net LHFI	90,151,229	85,614,402
LHFS (2)(5)	110,654	255,023
Premises and equipment, net (3)	848,200	856,393
Operating lease assets, net (5)(6)	14,538,163	15,406,402
Goodwill	2,767,732	2,596,161
Intangible assets, net	341,972	339,079
BOLI	1,962,166	1,942,099
Restricted cash (5)	5,306,082	5,711,705
Other assets (4) (5)	5,191,336	3,335,423
TOTAL ASSETS	$166,828,828	$159,821,231
LIABILITIES
Accounts payables and accrued expenses	$5,777,161	$5,329,755
Deposits and other customer accounts	75,847,850	81,598,172
Federal funds purchased and securities loaned or sold under repurchase agreements	15,439,392	5,258,875
Trading liabilities	2,412,263	62
Borrowings and other debt obligations (5)	44,817,243	41,133,187
Advance payments by borrowers for taxes and insurance	163,987	142,592
Deferred tax liabilities, net	565,732	771,341
Other liabilities (5)	2,754,372	1,119,897
TOTAL LIABILITIES	147,778,000	135,353,881
Commitments and contingencies (Note 16)
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2022 and December 31, 2021)	17,283,611	17,875,938
Accumulated other comprehensive loss, net of taxes	(1,341,377)	(188,110)
Retained earnings	3,108,594	4,826,127
TOTAL SHUSA STOCKHOLDER'S EQUITY	19,050,828	22,513,955
NCI	—	1,953,395
TOTAL STOCKHOLDER'S EQUITY	19,050,828	24,467,350
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$166,828,828	$159,821,231
(1) LHFI includes $23.3 million and $33.5 million of loans recorded at fair value at September 30, 2022 and December 31, 2021, respectively.
(2) Includes $0.5 million and $166.8 million of loans recorded at the FVO at September 30, 2022 and December 31, 2021, respectively.
(3) Net of accumulated depreciation of $2.0 billion and $1.8 billion at September 30, 2022 and December 31, 2021, respectively.
(4) Includes MSRs of $110.4 million and $79.1 million at September 30, 2022 and December 31, 2021, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2022 and December 31, 2021, LHFI included $27.3 billion and $20.6 billion, LHFS included zero and zero , Operating leases assets, net included $10.9 billion and $14.7 billion, restricted cash included $1.0 billion and $1.6 billion, Other assets included $710.6 million and $629.4 million, Borrowings and other debt obligations included $32.4 billion and $29.2 billion, and Other liabilities included $126.5 million and $81.1 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.6 billion and $3.8 billion at September 30, 2022 and December 31, 2021, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME:
Loans	$1,797,322	$1,733,092	$5,126,671	$5,355,656
Interest-earning deposits	67,168	6,837	105,912	18,401
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	230,436	288	314,168	385
Investment securities:
AFS	44,318	28,383	109,648	79,005
HTM	42,967	25,950	113,859	76,214
Trading securities	46,921	—	81,248	—
Other investments	8,492	1,788	16,020	6,512
TOTAL INTEREST INCOME	2,237,624	1,796,338	5,867,526	5,536,173
INTEREST EXPENSE:
Deposits and other customer accounts	69,171	18,175	115,981	69,946
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	246,066	133	331,591	154
Interest expense on trading liabilities	21,524	223	37,814	700
Borrowings and other debt obligations	301,695	243,656	769,555	780,055
TOTAL INTEREST EXPENSE	638,456	262,187	1,254,941	850,855
NET INTEREST INCOME	1,599,168	1,534,151	4,612,585	4,685,318
Credit loss expense / (benefit)	636,406	19,493	1,257,416	(221,724)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE / (BENEFIT)	962,762	1,514,658	3,355,169	4,907,042
NON-INTEREST INCOME:
Consumer and commercial fees	111,006	109,475	308,830	335,620
Capital market revenue	32,986	47,082	142,062	189,016
Lease income	663,123	708,814	2,012,982	2,214,598
Miscellaneous income, net(1)	126,995	202,299	376,177	679,975
TOTAL FEES AND OTHER INCOME	934,110	1,067,670	2,840,051	3,419,209
Net (loss) / gain on sale of investment securities	(18,594)	(106)	6,121	15,138
TOTAL NON-INTEREST INCOME	915,516	1,067,564	2,846,172	3,434,347
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	507,155	478,577	1,500,086	1,432,036
Occupancy and equipment expenses	170,755	164,119	472,893	504,609
Technology, outside service, and marketing expense	161,705	149,610	476,027	423,980
Loan expense	88,185	66,356	218,786	248,441
Lease expense	530,349	468,340	1,527,265	1,546,325
Other expenses	116,075	171,201	378,929	384,123
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,574,224	1,498,203	4,573,986	4,539,514
INCOME BEFORE INCOME TAX PROVISION	304,054	1,084,019	1,627,355	3,801,875
Income tax provision	76,227	227,335	344,888	885,809
NET INCOME INCLUDING NCI	227,827	856,684	1,282,467	2,916,066
LESS: NET INCOME ATTRIBUTABLE TO NCI	—	149,985	—	503,698
NET INCOME ATTRIBUTABLE TO SHUSA	$227,827	$706,699	$1,282,467	$2,412,368
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
unaudited (In thousands)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2022	2021	2022	2021
NET INCOME INCLUDING NCI	$227,827	$856,684	$1,282,467	$2,916,066
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(146,787)	(19,361)	(474,896)	(85,519)
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(152,972)	(26,031)	(680,547)	(139,187)
Pension and post-retirement actuarial gains, net of tax	1,037	626	2,176	2,125
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(298,722)	(44,766)	(1,153,267)	(222,581)
COMPREHENSIVE (LOSS)/INCOME	(70,895)	811,918	129,200	2,693,485
NET INCOME INCLUDING NCI	—	149,985	—	503,698
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$(70,895)	$661,933	$129,200	$2,189,787

(1) Excludes zero of OCI/(loss) attributable to NCI for the three-month and nine-month periods ended September 30, 2022, respectively, compared to $1.2 million and $4.0 million for the corresponding periods in 2021, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723
Comprehensive income/(loss) attributable to SHUSA	—	—	(298,722)	227,827	—	(70,895)
Distribution to shareholder	—	—	—	(1,750,000)	—	(1,750,000)
Stock repurchase	—	(10,000)	—	—	—	(10,000)
Balance, September 30, 2022	530,391	$17,283,611	$(1,341,377)	$3,108,594	$—	$19,050,828

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, July 1, 2021	530,391	$17,875,938	$(11,520)	$3,549,434	$1,689,469	$23,103,321
Comprehensive income/(loss) attributable to SHUSA	—	—	(44,766)	706,699	—	661,933
OCI attributable to NCI	—	—	—	—	1,179	1,179
Net income attributable to NCI	—	—	—	—	149,985	149,985
Impact of SC stock option activity	—	—	—	—	1,453	1,453
Dividends paid to NCI	—	—	—	—	(13,308)	(13,308)
Balance, September 30, 2021	530,391	$17,875,938	$(56,286)	$4,256,133	$1,828,778	$23,904,563

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350
Comprehensive income/(loss) attributable to SHUSA	—	—	(1,153,267)	1,282,467	—	129,200
Distribution to shareholder	—	—	—	(3,000,000)	—	(3,000,000)
Stock repurchase	—	(592,327)	—	—	(1,953,395)	(2,545,722)
Balance, September 30, 2022	530,391	$17,283,611	$(1,341,377)	$3,108,594	$—	$19,050,828

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, January 1, 2021	530,391	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712
Comprehensive income/(loss) attributable to SHUSA	—	—	(222,581)	2,412,368	—	2,189,787
OCI attributable to NCI	—	—	—	—	4,027	4,027
Net income attributable to NCI	—	—	—	—	503,698	503,698
Impact of SC stock option activity	—	—	—	—	7,017	7,017
Dividends paid to NCI	—	—	—	—	(53,204)	(53,204)
Stock repurchase	—	(880)	—	—	(8,594)	(9,474)
Balance, September 30, 2021	530,391	$17,875,938	$(56,286)	$4,256,133	$1,828,778	$23,904,563

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Nine-Month Period Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including NCI	$1,282,467	$2,916,066
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	1,257,416	(221,724)
Deferred tax expense	102,384	509,727
Depreciation, amortization and accretion	2,119,639	1,665,858
Net gain on sale of loans	(5,808)	(31,872)
Net gain on sale of investment securities	(6,121)	(15,138)
Loss on debt extinguishment	67	—
Net (gain)/loss on real estate owned, premises and equipment, and other	(7,032)	8,133
Equity (income)/loss on equity method investments	(3,011)	16,599
Originations of LHFS	(195,849)	(1,112,388)
Proceeds from sales of and collections on LHFS (1)	363,388	2,532,025
Net change in:
Trading securities and trading liabilities, net	(246,292)	—
Revolving personal loans	—	34,247
Other assets and BOLI	(1,381,925)	473,719
Other liabilities	456,128	(46,016)
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,735,451	6,729,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	530,832	1,326,299
Proceeds from prepayments and maturities of AFS investment securities	1,669,869	3,527,712
Purchases of AFS investment securities	(1,943,332)	(5,107,524)
Proceeds from prepayments and maturities of HTM investment securities	931,132	1,412,227
Purchases of HTM investment securities	(946,375)	(2,532,889)
Proceeds from sales of other investments	341,929	43,291
Proceeds from maturities of other investments	400,000	500,000
Purchases of other investments	(977,141)	(293,994)
Net change in federal funds sold and securities purchased under resale agreements	2,453,760	(1,589,324)
Proceeds from sales of LHFI (2)	521,337	2,709,436
Proceeds from the sales of equity method investments	79,926	8,100
Distributions from equity method investments	9,439	5,912
Contributions to equity method and other investments	(172,712)	(118,025)
Proceeds from settlements of BOLI policies	24,563	22,925
Purchases of LHFI	(1,011,077)	(1,266,638)
Net change in loans other than purchases and sales	(5,338,580)	(1,346,553)
Purchases and originations of operating leases	(4,852,116)	(6,148,651)
Proceeds from the sale and termination of operating leases	4,130,923	5,462,681
Manufacturer and dealer incentives (paid)/received	(98,332)	52,054
Proceeds from sales of real estate owned and premises and equipment	5,608	31,382
Purchases of premises and equipment	(137,338)	(158,603)
Acquisition of APS	(391,931)	—
NET CASH USED IN INVESTING ACTIVITIES	(4,769,616)	(3,460,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(5,750,322)	4,156,483
Net change in short-term borrowings	1,945,230	(182,385)
Net proceeds from long-term borrowings	30,649,766	24,037,961
Repayments of long-term borrowings	(31,872,524)	(26,128,510)
Proceeds from FHLB advances (with terms greater than 3 months)	3,000,000	—
Repayments of FHLB advances (with terms greater than three months)	(250,000)	(400,000)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(1,866,986)	1,586,537
Net change in advance payments by borrowers for taxes and insurance	21,395	16,540
Dividends paid on common stock	(3,000,000)	—
Dividends paid to NCI	—	(53,204)
Stock repurchase	(2,545,722)	(9,474)
Proceeds from the issuance of common stock	—	798
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(9,669,163)	3,024,746

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(10,703,328)	6,293,800
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,017,235	17,924,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$14,313,907	$24,218,541

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	37,885	(18,556)
Loans transferred from/(to) LHFI (from)/to LHFS, net	449,966	156,195
Unsettled purchases of investment securities	216,426	111,506
AFS investment securities transferred to HTM investment securities	2,982,195	—
(1) Includes sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the year-to-date ended September 30, 2021.
(2) Includes sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the year-to-date ended September 30, 2021.
(3) The years-to-date ended September 30, 2022 and 2021 include cash and cash equivalents balances of $9.0 billion and $18.6 billion, respectively, and restricted cash balances of $5.3 billion and $5.6 billion, respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker dealer headquartered in New York; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

Acquisitions

Acquisition of SC Common Stock

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA via an all-cash tender offer and subsequent merger. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. SHUSA agreed to acquire all remaining shares not tendered in the tender offer through a second-step merger at the same price as in the tender offer. Consummation of the tender offer was subject to various conditions, including regulatory approval by the Federal Reserve and other customary closing conditions. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% NCI in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, Additional paid in capital decreased by $592.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. No material adjustments to the fair values disclosed below are expected. Goodwill of approximately $172 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles will be amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively. Immediately after the acquisition, SHUSA lent PCH $163 million (on an unsecured basis) which PCH used to pay off certain existing third-party debt.

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

If PCH had been acquired on January 1, 2022, SHUSA’s consolidated revenue and net income through September 30, 2022 would have been $8.8 billion and $1.3 billion, respectively. In its Consolidated Statement of Income for September 30, 2022, SHUSA has included revenues of $411 million and net loss of $23 million generated by PCH since the acquisition date.

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

Recently Adopted Accounting Standards

Since January 1, 2022, the Company adopted the following accounting standard:

On July 1, 2022, the Company early adopted ASU 2022-01 Derivatives and Hedging (Topic 815) Fair Value hedging – Portfolio Layer Method to coincide with a new Company program for portfolio layer hedges. This ASU expands the current last-of-layer method for fair value hedges of interest rate risk to allow multiple hedged layers of a closed portfolio. Under this updated guidance, entities can now hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. There was no impact on the opening balance sheets from this adoption.

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. This guidance removes the specific guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. In addition, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company will adopt the new guidance on January 1, 2023 on a modified retrospective basis with a cumulative effect adjustment to retained earnings. The effect of the implementation is not expected to be material.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2022 through the issuance of these Condensed Consolidated Financial Statements. There were no events requiring disclosure to these Condensed Consolidated Financial Statements as of September 30, 2022.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2022				December 31, 2021
(in thousands)	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Loss(1)	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$213,824	$—	$(4,775)	$209,049	$72,860	$758	$—	$73,618
Corporate debt securities	382,141	1	(927)	381,215	275,963	140	(96)	276,007
ABS	521,250	81	(19,479)	501,852	537,835	353	(466)	537,722
MBS:
GNMA - Residential	3,570,892	—	(331,820)	3,239,072	4,064,718	21,169	(19,692)	4,066,195
GNMA - Commercial	703,266	134	(99,891)	603,509	2,086,437	2,060	(55,658)	2,032,839
FHLMC and FNMA - Residential	2,635,166	81	(374,596)	2,260,651	4,267,757	14,616	(62,732)	4,219,641
FHLMC and FNMA - Commercial	101,175	—	(3,948)	97,227	104,383	3,591	(59)	107,915
Total investments in debt securities AFS	$8,127,714	$297	$(835,436)	$7,292,575	$11,409,953	$42,687	$(138,703)	$11,313,937
(1) The Company has entered into fair value hedges of portions of a closed portfolio of approximately $3.3 billion of AFS debt securities, using the portfolio layer method. The amortized cost basis of the hedged items is $1.5 billion. Amortized cost and unrealized loss reported above does not include the fair value basis adjustment of $32.8 million as of September 30, 2022.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$59,461	$—	$(1,009)	$58,452	$89,722	$319	$—	$90,041
MBS:
GNMA - Residential	2,999,922	469	(469,367)	2,531,024	2,862,595	13,412	(45,102)	2,830,905
GNMA - Commercial	5,018,880	125	(604,595)	4,414,410	3,750,154	25,524	(67,418)	3,708,260
FHLMC and FNMA - Residential	1,575,543	—	(144,196)	1,431,347	—	—	—	—
Total investments in debt securities HTM	$9,653,806	$594	$(1,219,167)	$8,435,233	$6,702,471	$39,255	$(112,520)	$6,629,206

As of September 30, 2022 and December 31, 2021, the Company had investment securities with an estimated carrying value of $5.3 billion and $5.3 billion, respectively, pledged as collateral, which were comprised of the following: $2.0 billion and $1.6 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.9 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $71.4 million and $72.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $393.0 million and $403.8 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At September 30, 2022 and December 31, 2021, the Company had $69.8 million and $26.9 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2022 or December 31, 2021.

During 2022, there were approximately $3.0 billion of transfers of debt securities from AFS to HTM.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$305,038	$304,157
Due after 1 year but within 5 years	346,929	339,128
Due after 5 years but within 10 years	367,586	347,472
Due after 10 years	7,108,161	6,301,818
Total	$8,127,714	$7,292,575

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2022 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	28,414	27,471
Due after 5 years but within 10 years	37,108	36,603
Due after 10 years	9,588,284	8,371,159
Total	$9,653,806	$8,435,233

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$209,048	$(4,775)	$—	$—	$—	$—	$—	$—
Corporate debt securities	378,291	(927)	—	—	173,255	(96)	—	—
ABS	315,768	(11,757)	172,455	(7,722)	389,743	(205)	16,265	(261)
MBS:
GNMA - Residential	1,571,162	(144,634)	1,667,904	(187,186)	2,283,469	(19,068)	96,339	(624)
GNMA - Commercial	198,567	(27,261)	395,547	(72,630)	1,795,619	(51,908)	89,640	(3,750)
FHLMC and FNMA - Residential	1,344,261	(163,326)	913,764	(211,270)	3,315,452	(61,103)	109,769	(1,629)
FHLMC and FNMA - Commercial	97,228	(3,948)	—	—	45,641	(59)	—	—
Total investments in debt securities AFS	$4,114,325	$(356,628)	$3,149,670	$(478,808)	$8,003,179	$(132,439)	$312,013	$(6,264)

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$42,425	$(695)	$16,026	$(314)	$—	$—	$—	$—
MBS:
GNMA - Residential	$1,353,376	$(221,256)	$1,068,244	$(248,111)	$2,051,851	$(42,284)	$81,034	$(2,818)
GNMA - Commercial	2,801,969	(311,822)	1,588,169	(292,773)	2,515,603	(61,377)	124,655	(6,041)
FHLMC and FNMA - Residential	1,361,385	(144,196)	—	—	—	—	—	—
Total investments in debt securities HTM	$5,559,155	$(677,969)	$2,672,439	$(541,198)	$4,567,454	$(103,661)	$205,689	$(8,859)

Allowance for credit-related losses on AFS securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2022 or December 31, 2021. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Proceeds from the sales of AFS securities	$333,584	$—	$530,832	$1,326,299

AFS debt and other securities:
Gross realized gains	$—	$—	$—	$18,267
Gross realized losses	(27,038)	—	(27,038)	(2,317)
Net realized gains/(losses) on AFS and other securities	$(27,038)	$—	$(27,038)	$15,950
Total trading securities gains/(losses)	8,444	(106)	20,679	(812)
Total equity securities gains/(losses)	—	—	12,480	—
Total realized gains/(losses) in income from investments	$(18,594)	$(106)	$6,121	$15,138

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $4.8 billion of trading securities as of September 30, 2022, compared to $35.8 million held at December 31, 2021. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statement of Operations.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
FHLB of Pittsburgh and FRB stock	$566,714	$394,668
LIHTC investments	418,223	370,493
Equity securities not held for trading (1)	103,928	45,186
Interest-bearing deposits with an affiliate bank	250,000	250,000
Total	$1,338,865	$1,060,347
(1)    Includes $2.5 million and $3.0 million of equity certificates related to an off-balance sheet securitization as of September 30, 2022 and December 31, 2021, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2022, respectively, the Company purchased $322.0 million and $507.1 million of FHLB stock at par, and redeemed $232.0 million and $319.6 million of FHLB stock at par. The Company purchased zero and $6.3 million of FRB stock at par, and redeemed $5.2 million and $21.8 million of FRB stock at par during the three-month and nine-month periods ended September 30, 2022, respectively. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value as of September 30, 2022, with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $50.0 billion at September 30, 2022 and $43.2 billion at December 31, 2021.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2022 was $110.7 million, compared to $255.0 million at December 31, 2021. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2022 and December 31, 2021, accrued interest receivable on the Company's loans was $503.8 million and $453.0 million, respectively.

Purchased receivables

During the quarter ended September 30, 2022, SBNA approved and completed purchases of performing personal unsecured loans with a UPB of approximately $155.6 million.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,672,644	7.9%	$7,227,003	7.8%
C&I loans	15,053,601	15.5%	14,710,864	16.0%
Multifamily loans	9,257,062	9.6%	7,547,382	8.2%
Other commercial(2)(4)	7,922,101	8.2%	8,170,031	8.9%
Total commercial LHFI	39,905,408	41.2%	37,655,280	40.9%
Consumer loans secured by real estate:
Residential mortgages	5,287,276	5.5%	5,598,560	6.1%
Home equity loans and lines of credit	3,160,235	3.3%	3,487,234	3.8%
Total consumer loans secured by real estate	8,447,511	8.8%	9,085,794	9.9%
Consumer loans not secured by real estate:
RICs and auto loans	44,647,590	46.1%	43,183,098	46.9%
Personal unsecured loans	3,723,535	3.8%	2,009,654	2.2%
Other consumer(3)	102,295	0.1%	141,986	0.1%
Total consumer loans	56,920,931	58.8%	54,420,532	59.1%
Total LHFI(1)	$96,826,339	100.0%	$92,075,812	100.0%
Total LHFI:
Fixed rate	$67,923,452	70.1%	$64,774,941	70.3%
Variable rate	28,902,887	29.9%	27,300,871	29.7%
Total LHFI(1)	$96,826,339	100.0%	$92,075,812	100.0%
(1)Total LHFI includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in the loan balances of $2.7 billion and $2.9 billion as of September 30, 2022 and December 31, 2021, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $257.2 million and $128.8 million as of September 30, 2022 and December 31, 2021, respectively, for which a fair value hedge is recorded resulting in a fair value adjustment of $18.3 million and $1.3 million as of September 30, 2022 and December 31, 2021 respectively.

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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three-Month Period Ended September 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$568,906	$5,986,343	$6,555,249
Credit loss expense / (benefit)	34,872	605,329	640,201
Charge-offs	(35,108)	(1,094,742)	(1,129,850)
Recoveries	11,136	598,374	609,510
Charge-offs, net of recoveries	(23,972)	(496,368)	(520,340)
ALLL, end of period	$579,806	$6,095,304	$6,675,110

Reserve for unfunded lending commitments, beginning of period (1)	$75,712	$10,461	$86,173
Credit loss expense / (benefit) on unfunded lending commitments	(2,609)	(1,186)	(3,795)
Reserve for unfunded lending commitments, end of period	73,103	9,275	82,378
Total ACL, end of period	$652,909	$6,104,579	$6,757,488

	Three-Month Period Ended September 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$641,515	$6,247,801	$6,889,316
Credit loss expense / (benefit)	(37,806)	46,120	8,314
Charge-offs	(28,835)	(660,488)	(689,323)
Recoveries	15,636	491,145	506,781
Charge-offs, net of recoveries	(13,199)	(169,343)	(182,542)
ALLL, end of period	$590,510	$6,124,578	$6,715,088

Reserve for unfunded lending commitments, beginning of period	$101,477	$22,807	$124,284
Credit loss expense / (benefit) on unfunded lending commitments	12,953	(1,774)	11,179
Reserve for unfunded lending commitments, end of period	114,430	21,033	135,463
Total ACL, end of period	$704,940	$6,145,611	$6,850,551

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Nine-Month Period Ended September 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense / (benefit)	35,276	1,243,856	1,279,132
Charge-offs	(65,728)	(2,795,839)	(2,861,567)
Recoveries	42,949	1,753,186	1,796,135
Charge-offs, net of recoveries	(22,779)	(1,042,653)	(1,065,432)
ALLL, end of period	$579,806	$6,095,304	$6,675,110

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(18,088)	(3,628)	(21,716)
Reserve for unfunded lending commitments, end of period	73,103	9,275	82,378
Total ACL, end of period	$652,909	$6,104,579	$6,757,488

	Nine-Month Period Ended September 30, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(107,265)	(103,466)	(210,731)
Charge-offs	(108,523)	(2,049,202)	(2,157,725)
Recoveries	54,102	1,690,949	1,745,051
Charge-offs, net of recoveries	(54,421)	(358,253)	(412,674)
ALLL, end of period	$590,510	$6,124,578	$6,715,088

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(4,699)	(6,293)	(10,992)
Reserve for unfunded lending commitments, end of period	114,430	21,033	135,463
Total ACL, end of period	$704,940	$6,145,611	$6,850,551

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

The Company's allowance for loan losses increased by $213.7 million from December 31, 2021 to September 30, 2022, primarily due to a deterioration in the macroeconomic outlook, higher specific reserves for certain impaired loans, and higher volume in the RIC and Personal unsecured lending portfolios.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows at the dates indicated:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Non-accrual loans:
Commercial:
CRE	$29,657	$31,752	$20,955	$24,112
C&I	101,234	69,754	12,547	35,965
Multifamily	55,011	103,299	54,770	103,138
Other commercial	6,311	9,036	1,690	5,472
Total commercial loans	192,213	213,841	89,962	168,687
Consumer:
Residential mortgages	85,937	123,548	35,325	71,463
Home equity loans and lines of credit	80,222	88,310	38,589	39,693
RICs and auto loans	1,708,320	1,467,928	190,390	202,193
Personal unsecured loans	5,192	2,892	—	—
Other consumer	3,759	1,047	51	16
Total consumer loans	1,883,430	1,683,725	264,355	313,365
Total non-accrual loans	2,075,643	1,897,566	354,317	482,052

OREO	3,775	3,724	—	—
Repossessed vehicles	274,642	247,757	—	—
Foreclosed and other repossessed assets	295	294	—	—
Total OREO and other repossessed assets	278,712	251,775	—	—
Total non-performing assets	$2,354,355	$2,149,341	$354,317	$482,052
(1) Interest income recognized on nonaccrual loans was $45.1 million and $117.0 million, for the three-month and nine-month periods ended September 30, 2022, respectively, and $26.3 million and $73.0 million for the three-month and nine-month periods ended September 30, 2021, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	September 30, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$15,655	$6,096	$21,751	$7,662,716	$7,684,467	$—
C&I(1)	56,458	24,061	80,519	15,060,617	15,141,136	—
Multifamily	48,794	—	48,794	9,208,268	9,257,062	—
Other commercial(3)	45,335	2,416	47,751	7,885,099	7,932,850	2
Consumer:
Residential mortgages(4)	75,663	77,700	153,363	5,134,460	5,287,823	—
Home equity loans and lines of credit	27,596	61,271	88,867	3,071,368	3,160,235	—
RICs and auto loans	4,068,844	274,835	4,343,679	40,303,911	44,647,590	—
Personal unsecured loans	27,201	11,284	38,485	3,685,050	3,723,535	2,994
Other consumer	3,515	319	3,834	98,461	102,295	—
Total	$4,369,061	$457,982	$4,827,043	$92,109,950	$96,936,993	$2,996
(1) C&I loans includes $87.5 million of LHFS at September 30, 2022.
(2) CRE loans includes $11.8 million of LHFS at September 30, 2022.
(3) Other Commercial loans includes $10.7 million of LHFS at September 30, 2022.
(4) Residential mortgages includes $547 thousand of LHFS at September 30, 2022.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2022	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2022(1)	2021	2020	2019	2018	Prior	Total (3)
CRE
Pass	$839,165	$1,483,162	$1,583,185	$1,167,131	$753,071	$1,308,470	$7,134,184
Special mention	—	—	9,689	46,933	72,847	79,702	209,171
Substandard	—	38,839	38,726	91,603	82,383	89,561	341,112
Total CRE	$839,165	$1,522,001	$1,631,600	$1,305,667	$908,301	$1,477,733	$7,684,467
C&I
Pass	$2,813,220	$2,867,531	$2,378,265	$1,557,103	$1,266,969	$2,325,583	$13,208,671
Special mention	6,036	18,410	68,304	98,038	88,827	59,574	339,189
Substandard	—	120,231	35,242	9,169	48,773	139,652	353,067
Doubtful	9,774	30,000	746	—	—	—	40,520
N/A	544,943	363,951	162,332	103,925	21,567	2,971	1,199,689
Total C&I	$3,373,973	$3,400,123	$2,644,889	$1,768,235	$1,426,136	$2,527,780	$15,141,136
Multifamily
Pass	$2,710,708	$1,548,023	$844,913	$1,547,888	$692,008	$1,183,779	$8,527,319
Special mention	—	21,765	9,615	42,678	46,821	24,013	144,892
Substandard	—	7,979	63,552	136,154	187,666	189,500	584,851
Total Multifamily	$2,710,708	$1,577,767	$918,080	$1,726,720	$926,495	$1,397,292	$9,257,062
Remaining commercial
Pass	$2,905,150	$2,229,668	$957,557	$624,610	$277,376	$930,505	$7,924,866
Special mention	326	1,081	—	9	—	249	1,665
Substandard	303	587	612	1,898	1,706	1,213	6,319
Total Remaining commercial	$2,905,779	$2,231,336	$958,169	$626,517	$279,082	$931,967	$7,932,850
Total commercial loans
Pass	$9,268,243	$8,128,384	$5,763,920	$4,896,732	$2,989,424	$5,748,337	$36,795,040
Special mention	6,362	41,256	87,608	187,658	208,495	163,538	694,917
Substandard	303	167,636	138,132	238,824	320,528	419,926	1,285,349
Doubtful	9,774	30,000	746	—	—	—	40,520
N/A	544,943	363,951	162,332	103,925	21,567	2,971	1,199,689
Total commercial loans	$9,829,625	$8,731,227	$6,152,738	$5,427,139	$3,540,014	$6,334,772	$40,015,515
(1)Loans originated during the year-to-date ended September 30, 2022.
(2)Includes $110.1 million of LHFS at September 30, 2022.
(3)Includes $281.2 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of September 30, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$1,127,952	$898,378	$448,303	$276,480	$145,027	$116,945	$3,013,085	6.7%
<600	5,447,186	5,091,334	2,418,887	1,635,983	898,996	521,487	16,013,873	35.9%
600-639	3,111,866	2,408,987	1,002,710	660,519	315,407	135,506	7,634,995	17.1%
>=640	6,791,205	6,210,412	2,808,147	1,674,363	412,488	89,022	17,985,637	40.3%
Total	$16,478,209	$14,609,111	$6,678,047	$4,247,345	$1,771,918	$862,960	$44,647,590	100.0%
(1)    Loans originated during the year-to-date ended September 30, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(1)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(2)	$1,427,962	$733,752	$449,965	$244,829	$201,129	$108,766	$3,166,403	7.4%
<600	7,410,017	3,768,302	2,574,070	1,488,371	580,881	515,318	16,336,959	37.8%
600-639	3,574,644	1,585,530	1,056,397	537,222	165,318	141,316	7,060,427	16.3%
>=640	8,793,804	4,169,473	2,681,160	718,312	122,569	133,991	16,619,309	38.5%
Total	$21,206,427	$10,257,057	$6,761,592	$2,988,734	$1,069,897	$899,391	$43,183,098	100.0%
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2022	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2022	2021	2020	2019	2018	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$3,668	$—	$—	$—	$—	$1,158	$4,826	$—
<= 70%	137,411	976,360	896,097	638,810	304,783	1,961,524	4,914,985	—
70.01% - 110%	120,874	173,565	54,474	4,296	2,030	10,604	365,843	—
Greater than 110%	—	—	—	—	—	1,622	1,622	—
Total Residential mortgages	$261,953	$1,149,925	$950,571	$643,106	$306,813	$1,974,908	$5,287,276	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$2,478	$2,478	$—
<600	3,287	9,316	7,179	25,372	17,824	98,712	161,690	—
600-679	16,523	43,031	48,068	53,137	33,886	196,419	391,064	—
680-759	96,677	271,518	243,630	197,361	108,409	515,595	1,433,190	—
>=760	145,466	826,060	651,694	367,236	146,694	1,161,704	3,298,854	—
Total Residential mortgages	$261,953	$1,149,925	$950,571	$643,106	$306,813	$1,974,908	$5,287,276	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$1,360	$2,891	$2,935	$3,677	$4,687	$60,845	$76,395	$46,593
<= 70%	38,332	175,679	220,112	278,047	359,372	1,932,593	3,004,135	2,919,663
70.01% - 110%	13,041	23,388	1,182	339	24	35,449	73,423	70,833
Greater than 110%	1,652	1,374	60	—	—	3,196	6,282	6,282
Total Home equity	$54,385	$203,332	$224,289	$282,063	$364,083	$2,032,083	$3,160,235	$3,043,371

FICO Scores
No FICO score available	$693	$2,591	$2,858	$3,689	$4,914	$59,041	$73,786	$44,047
<600	180	745	2,384	4,863	14,614	123,896	146,682	128,974
600-679	1,602	9,321	11,200	24,990	31,759	251,027	329,899	309,504
680-759	19,572	66,789	70,657	89,353	117,305	640,767	1,004,443	985,862
>=760	32,338	123,886	137,190	159,168	195,491	957,352	1,605,425	1,574,984
Total Home equity	$54,385	$203,332	$224,289	$282,063	$364,083	$2,032,083	$3,160,235	$3,043,371
(1) Loans originated during the year-to-date ended September 30, 2022.
(2) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2021	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2021	2020	2019	2018	2017	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$11,605	$907	$676	$338	$469	$3,076	$17,071	$—
<= 70%	747,090	831,112	517,103	293,784	497,556	1,812,989	4,699,634	—
70.01% - 110%	393,105	189,115	204,931	68,892	7,450	15,705	879,198	—
Greater than 110%	—	—	—	—	—	2,657	2,657	—
Total Residential mortgages	$1,151,800	$1,021,134	$722,710	$363,014	$505,475	$1,834,427	$5,598,560	$—

FICO Scores
No FICO score available	$11,604	$1,621	$677	$337	$954	$5,103	$20,296	$—
<600	2,356	4,719	15,894	16,995	17,879	83,310	141,153	—
600-679	30,763	39,681	61,969	37,104	39,283	192,786	401,586	—
680-759	372,215	257,513	235,167	126,926	147,159	513,020	1,652,000	—
>=760	734,862	717,600	409,003	181,652	300,200	1,040,208	3,383,525	—
Total Residential mortgages	$1,151,800	$1,021,134	$722,710	$363,014	$505,475	$1,834,427	$5,598,560	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$1,850	$3,003	$3,923	$4,911	$4,808	$69,090	$87,585	$50,651
<= 70%	127,313	231,024	297,239	378,399	359,912	1,844,786	3,238,673	3,146,199
70.01% - 110%	40,483	8,133	11,149	6,781	817	80,152	147,515	140,959
Greater than 110%	3,357	622	—	—	—	9,482	13,461	13,370
Total Home equity	$173,003	$242,782	$312,311	$390,091	$365,537	$2,003,510	$3,487,234	$3,351,179

FICO Scores
No FICO score available	$1,908	$3,121	$4,133	$4,935	$4,879	$68,603	$87,579	$50,671
<600	146	782	3,795	10,135	12,063	111,661	138,582	121,597
600-679	3,330	8,417	22,910	35,437	32,485	257,159	359,738	338,378
680-759	64,036	80,209	103,691	129,182	132,671	626,942	1,136,731	1,111,686
>=760	103,583	150,253	177,782	210,402	183,439	939,145	1,764,604	1,728,847
Total Home equity	$173,003	$242,782	$312,311	$390,091	$365,537	$2,003,510	$3,487,234	$3,351,179
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
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021

Performing	$2,789,451	$3,641,593
Non-performing	494,625	607,824
Total (1)	$3,284,076	$4,249,417
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for periods indicated:

	Three-Month Period Ended September 30, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
C&I	35	$5,076	$5,082
Other commercial	3	1	1
Consumer:
Residential mortgages(3)	3	1,264	1,262
Home equity loans and lines of credit	9	953	1,026
RICs and auto loans	13,392	247,175	247,048
Total	13,442	$254,469	$254,419

	Nine-Month Period Ended September 30, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	45	$7,465	$7,465
C&I	269	12,184	12,192
Multi-family	17	7,168	7,168
Other commercial	15	228	228
Consumer:
Residential mortgages(3)	22	6,234	6,232
Home equity loans and lines of credit	73	9,409	9,786
RICs and auto loans	31,042	555,347	554,822
Personal unsecured loans	2	23	23
Other consumer	1	1,250	1,250
Total	31,486	$599,308	$599,166
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2021
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
(1) - (3) Refer to corresponding notes above

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2022 and 2021, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2022		2021		2022		2021
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)				(dollars in thousands)
Commercial
CRE	—	$—	1	$738	—	$—	1	$738
C&I	—	—	33	8,391	—	—	87	10,464
Other commercial	—	—	—	—	1	11	1	17
Consumer:
Residential mortgages	2	296	11	2,553	82	28,945	21	4,037
Home equity loans and lines of credit	4	321	3	104	39	5,268	7	869
RICs and auto loans	1,240	25,382	4,749	91,722	4,143	78,390	14,554	285,451
Personal unsecured loans	—	—	3	56	14	196	9	139
Other consumer	—	—	4	61	2	57	4	61
Total	1,246	$25,999	4,804	$103,625	4,281	$112,867	14,684	$301,776

(1)Represents the period-end balance.

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

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Leased vehicles	$18,397,577	$19,662,593
Less: accumulated depreciation	(3,556,029)	(3,789,882)
Depreciated net capitalized cost	$14,841,548	$15,872,711
Manufacturer subvention payments, net of accretion	(471,302)	(604,104)
Origination fees and other costs	166,562	136,013
Leased vehicles, net	$14,536,808	$15,404,620

Commercial equipment vehicles and aircraft, gross	$2,368	$2,677
Less: accumulated depreciation	(1,013)	(895)
Commercial equipment vehicles and aircraft, net	$1,355	$1,782
Total operating lease assets, net	$14,538,163	$15,406,402

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2022 (in thousands):

2022	$622,839
2023	2,104,421
2024	1,076,590
2025	279,307
2026	18,599
Thereafter	19
Total	$4,101,775

During the three-month and nine-month periods ended September 30, 2022, the Company recognized $19.7 million and $66.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. compared to $103.2 million and $390.0 million, respectively, recognized during the three-month and nine-month periods ended, September 30, 2021. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the period indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	SC	Total
Goodwill at December 31, 2021	$—	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161
Additions during the period	—	—	—	—	171,571	—	171,571
Re-allocation of goodwill	1,238,676	(138,776)	—	(79,940)	—	(1,019,960)	—
Goodwill at September 30, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$—	$2,767,732

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

During the three-month period September 30, 2022, there were no disposals, impairments, or re-allocations of goodwill. During the second quarter, the Company added $171.6 million of goodwill associated with the acquisition of PCH, attributable to the CIB reporting unit. During the first quarter of 2022, in connection with the Company's organizational changes discussed further in Note 18 to these Condensed Consolidated Financial Statements, the Company has created a new Auto reportable segment and has re-allocated a portion of its goodwill based on the relative fair value of business activities moved from the CBB and CRE reporting units and moved all of the goodwill from the SC reporting unit to the Auto reporting unit. Prior to the re-allocation, and upon completion of the re-allocation, the Company performed updated impairment tests for affected reporting units and determined that no impairment existed.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2022		December 31, 2021
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$266,333	$(203,667)	$283,958	$(186,042)
Stellantis relationship	12,038	(126,712)	20,000	(118,750)
Other intangibles	63,601	(58,906)	35,121	(48,541)
Total intangibles subject to amortization	$341,972	$(389,285)	$339,079	$(353,333)

At September 30, 2022 and December 31, 2021, the Company did not have any intangibles, other than goodwill, that were not subject to amortization. During the second quarter of 2022, the Company added intangibles of $39 million related to the acquisition of PCH.

Amortization expense on intangible assets was $11.0 million and $36.0 million and $11.4 million and $33.5 million for the three-month and nine-month periods ended September 30, 2022 and 2021, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2022	$50,952	$35,952	$15,000
2023	39,103	—	39,103
2024	37,947	—	37,947
2025	34,686	—	34,686
2026	32,512	—	32,512
Thereafter	182,724	—	182,724

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	September 30, 2022	December 31, 2021
Operating lease ROU assets	$572,088	$531,408
Deferred tax assets	186,048	87,931
Accrued interest receivable	594,361	482,469
Derivative assets at fair value	1,649,050	661,080
Other repossessed assets	274,937	248,051
Equity method investments	226,209	260,010
MSRs	110,411	79,107
OREO	3,775	3,724
Income tax receivables	252,533	173,060
Prepaid expense	548,677	283,909
Miscellaneous assets and receivables	773,247	524,674
Total Other assets	$5,191,336	$3,335,423

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

For the three-month and nine-month periods ended September 30, 2022, operating lease expenses were $38.4 million and $100.6 million, respectively, compared to $32.2 million and $109.0 million for the corresponding periods in 2021. Sublease income was $1.1 million and $3.0 million, respectively, for the three-month and nine-month periods ended September 30, 2022, compared to $1.1 million and $3.4 million for the corresponding periods in 2021. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2022	Total Operating leases
(in thousands)
2022	$36,812
2023	145,891
2024	132,236
2025	108,712
2026	81,993
Thereafter	185,187
Total lease liabilities	$690,831
Less: Interest	(58,728)
Present value of lease liabilities	$632,103

Supplemental Balance Sheet Information	September 30, 2022	December 31, 2021
Operating lease ROU assets	$572,088	$531,408
Other liabilities	$632,103	$593,137
Weighted-average remaining lease term (years)	6.24	6.4
Weighted-average discount rate	3.0%	2.8%

	Nine-Month Period Ended September 30,
Other Information	2022	2021
	(in thousands)
Operating cash flows from operating leases(1)	$(116,159)	$(108,458)
Leased assets obtained in exchange for new operating lease liabilities	$127,958	$68,248
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

The Company also uses a titling Trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the leased vehicles. This titling Trust is considered a VIE. Refer to Note 4 to these Condensed Consolidated Financial Statements for further information on the Company's leased vehicles.

On-balance sheet VIEs

The assets of consolidated VIEs presented based upon the legal transfer of the underlying assets in order to reflect legal ownership, of which certain of these assets can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit, included the following at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Assets
Restricted cash	$1,028,120	$1,637,311
LHFI	27,270,021	20,551,716
Operating lease assets, net	10,863,459	14,668,336
Various other assets	710,642	629,364
Total Assets	$39,872,242	$37,486,727
Liabilities
Notes payable	$32,384,196	$29,199,966
Various other liabilities	126,547	81,098
Total Liabilities	$32,510,743	$29,281,064

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

As of September 30, 2022 and December 31, 2021, the Company was servicing $31.9 billion and $24.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. The remainder of the Company’s RICs remain unpledged.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Assets securitized	$9,376,437	$7,095,782	$18,033,866	$18,457,441

Net proceeds from new securitizations (1)	$6,594,664	$6,591,786	$12,736,284	$16,168,394
Net proceeds from sale of retained bonds	912,632	—	1,942,378	195,967
Cash received for servicing fees (2)	229,978	228,194	691,407	686,789
Net distributions from Trusts (2)	893,756	1,391,970	3,100,654	4,435,605
Total cash received from Trusts	$8,631,030	$8,211,950	$18,470,723	$21,486,755
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three-month and nine-month periods ended September 30, 2022, SC sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the three-month period ended September 30, 2021, SC sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the nine-month period ended September 30, 2021, SC sold $1.9 billion of gross RICs to third-party investors in off-balance sheet securitizations and recorded a gain of $7.2 million. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Income.

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Related party SPAIN securitizations	$264,197	$554,040
Third-party SCART serviced securitizations	1,226,621	1,817,936
Total serviced for other portfolio	$1,490,818	$2,371,976

Other than repurchases of sold assets due to standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs at September 30, 2022 was $59.5 million and $2.5 million of debt and equity investments, respectively, compared to $90.0 million and $3.0 million at December 31, 2021. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Receivables securitized (1)	—	—	—	1,891,278
Net proceeds from new securitizations	—	—	—	1,779,532
Cash received for servicing fees	5,023	8,041	16,061	24,061
Total cash received from Trusts	$5,023	$8,041	$16,061	$1,803,593
(1) Represents the UPB at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$13,727,884	18.1%	$16,335,499	20.0%
Non-interest-bearing demand deposits	19,954,678	26.3%	22,443,957	27.5%
Savings	5,485,211	7.2%	5,564,934	6.8%
Customer repurchase accounts	309,375	0.4%	338,698	0.4%
Money market	30,904,173	40.8%	34,390,613	42.1%
CDs	5,466,529	7.2%	2,524,471	3.2%
Total deposits (1)	$75,847,850	100.0%	$81,598,172	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.3 billion and $6.4 billion at September 30, 2022 and December 31, 2021, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $2.9 billion and $3.2 billion at September 30, 2022 and December 31, 2021, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $126.6 million and $133.1 million at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company had $715.6 million and $635.0 million, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2022 were $44.8 billion, compared to $41.1 billion at December 31, 2021. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

On January 6, 2022, the Company completed the public offering and sale of $1 billion in aggregate principal amount of its 2.49% Fixed-to-Floating Rate Senior Notes due January 2028. On April 14, 2022, the Company issued $433.6 million of floating rate senior notes due April 2026 in a private offering. On June 9, 2022 the Company completed the public offering and sale of $500 million in aggregate principal amount of its 4.26% Fixed-to-Floating Rate Senior Notes due June 2025. On September 9, 2022, the Company completed the public offering and sale of $500 million in aggregate principal amount of its 5.81% Fixed-to-Floating Rate Sustainability Senior Notes due September 2026. The September 2022 issuance represents a sustainable bond issuance for which we expect to earmark an amount equal to the proceeds from this offering for assets that meet the eligibility criteria as defined in the Santander Group Green, Social & Sustainability Funding Global Framework.

In addition to the issuances above, on June 2, 2022, SBNA issued $521 million of credit-linked notes due May 2032 and on September 30, 2022, SBNA issued $374.5 million of credit-linked notes due August 2032.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. On February 28, 2022, the Company redeemed its 3.70% Senior Notes due March 2022, of which $706.8 million aggregate principal amount was outstanding. On April 14, 2022, the Company redeemed its 3.50% Senior Notes due April 2023, of which $447.1 million aggregate principal amount was outstanding. On July 15, 2022 the Company redeemed its senior notes due January 2023, of which $721.0 million aggregate principal amount was outstanding. On July 22, 2022 the Company redeemed its senior notes due July 2023, of which $439.1 million aggregate principal amount was outstanding.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.70% senior notes due March 2022	$—	—%	$706,819	3.67%
Senior notes due January 2023 (1)	—	—%	720,947	1.28%
3.40% senior notes due January 2023	999,604	3.54%	998,599	3.54%
3.50% senior notes due April 2023	—	—%	447,107	3.52%
Senior notes due July 2023 (1)	—	—%	439,085	1.29%
2.88% senior notes due January 2024 (2)	750,000	2.88%	750,000	2.88%
3.50% senior notes due June 2024	998,325	3.60%	997,610	3.60%
3.45% senior notes due June 2025	996,843	3.58%	995,983	3.58%
4.26% senior notes due June 2025	498,630	4.36%	—	—%
4.50% senior notes due July 2025	1,098,128	4.56%	1,097,667	4.56%
Senior notes due April 2026 (3)	433,383	2.90%	—	—%
Senior notes due September 2026	498,482	5.90%	—	—%
Senior notes due November 2026	923,210	3.97%	918,851	3.97%
4.40% senior notes due July 2027	1,049,592	4.40%	1,049,565	4.40%
2.49% senior notes due January 2028	996,537	2.56%	—	—%
2.88% subordinate notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
Subsidiaries
2.00% subordinated debt maturing through 2040	—	—%	11	2.00%
Short-term borrowing due within one year, maturing October 2022	2,606	0.05%	—	—%
Short-term borrowing due within one year, maturing January 2022	—	—%	57,365	0.05%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$9,745,340	3.75%	$9,679,609	3.44%
(1) These notes will bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes will bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.

NOTE 9. BORROWINGS (continued)

SBNA Borrowings and Debt Obligations

The following table presents information regarding SBNA's borrowings and other debt obligations at the dates indicated:

	September 30, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate

FHLB advances, maturing through February 2024	$5,000,000	3.40%	$250,000	0.93%
Credit-linked notes due December 2031 (1)	195,070	2.75%	293,749	2.53%
Credit-linked notes due May 2032 (2)	433,785	6.40%	—	—%
Credit-linked notes due August 2032 (3)	371,480	7.76%	—	—%
Total SBNA borrowings and other debt obligations	$6,000,335	3.87%	$543,749	1.79%
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
(3) Issued in September 2022 in the amount of $374.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.

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

In connection with certain of its credit linked notes, SBNA is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of this transaction’s credit-linked notes. This is reported as restricted cash in the Condensed Consolidated Balance Sheets. In addition, SBNA maintains standby letters of credit (with a third-party financial institution) in an amount approximating six months of interest due on the notes outstanding.

SBNA had outstanding irrevocable letters of credit totaling $12.0 million from the FHLB of Pittsburgh at September 30, 2022 used to secure uninsured deposits placed with SBNA by state and local governments and their political subdivisions.

SC Credit Facilities

The following tables present information regarding SC's credit facilities at the dates indicated:

	September 30, 2022
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due June 2023	$—	$500,000	3.20%	$—	$—
Warehouse line due October 2023	513,600	2,100,000	2.28%	753,096	674
Warehouse line due November 2023	191,800	300,000	5.38%	251,855	920
Warehouse line due November 2023	200,000	600,000	16.69%	338,306	2,507
Warehouse line due January 2024	734,000	1,000,000	1.52%	959,800	—
Warehouse line due April 2024	630,800	1,250,000	1.52%	855,298	1
Warehouse line due July 2024	122,700	600,000	2.40%	686,240	586
Warehouse line due July 2024	171,400	500,000	3.34%	219,851	6
Total facilities with third parties	$2,564,300	$6,850,000	3.31%	$4,064,446	$4,694

NOTE 9. BORROWINGS (continued)

	December 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2022	$—	$500,000	—%	$—	$—
Warehouse line due January 2023	—	1,000,000	—%	—	—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	—%	12,428	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	124,624	—
Total facilities with third parties	$—	$10,950,000	—%	$137,052	$65

Promissory note with Santander due June 2022	$2,000,000	$2,000,000	2.03%	$—	$—
Promissory note with Santander due September 2022	2,000,000	2,000,000	1.01%	—	—
Total facilities with related parties	$4,000,000	$4,000,000	1.52%	$—	$—

Total SC credit facilities	$4,000,000	$14,950,000	1.52%	$137,052	$65

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of SC's RICs, leased vehicles, securitization notes payable and residuals retained by SC.

Secured Structured Financings

The following tables present information regarding SC's secured structured financings at the dates indicated:

	September 30, 2022
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
SC public securitizations maturing on various dates between June 2024 and February 2031(1)	$22,697,213	$55,923,425	0.48% - 4.54%	$31,855,862	$1,014,825
SC privately issued amortizing notes maturing on various dates between June 2022 and February 2030 (3)	3,810,055	8,866,394	0.95% - 3.90%	5,655,680	8,602
Total SC secured structured financings	$26,507,268	$64,789,819	0.48% - 4.54%	$37,511,542	$1,023,427
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2022			June 30, 2022		September 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(207,888)	$57,465	$(150,423)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	4,590	(954)	3,636
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(203,298)	56,511	(146,787)	$(408,126)	$(146,787)	$(554,913)

Change in unrealized (losses) on investments in debt securities AFS	(186,805)	47,681	(139,124)
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	(18,594)	4,746	(13,848)
Net unrealized (losses) / gains on investments in debt securities AFS	(205,399)	52,427	(152,972)	(607,480)	(152,972)	(760,452)
Pension and post-retirement actuarial gain(3)	757	280	1,037	(27,049)	1,037	(26,012)

As of September 30, 2022	$(407,940)	$109,218	$(298,722)	$(1,042,655)	$(298,722)	$(1,341,377)

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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended September 30, 2021			June 30, 2021		September 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(32,419)	$7,022	$(25,397)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	8,043	(2,007)	6,036
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(24,376)	5,015	(19,361)	$12,009	$(19,361)	$(7,352)
Change in unrealized gains/(losses) on investment securities	(35,412)	9,304	(26,108)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)	105	(28)	77
Net unrealized (losses) on investment securities AFS	(35,307)	9,276	(26,031)	4,107	(26,031)	(21,924)
Pension and post-retirement actuarial gain(3)	756	(130)	626	(27,636)	626	(27,010)
As of September 30, 2021	$(58,927)	$14,161	$(44,766)	$(11,520)	$(44,766)	$(56,286)

(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine-Month Period Ended September 30, 2022			December 31, 2021		September 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(666,264)	$178,401	$(487,863)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	16,370	(3,403)	12,967
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(649,894)	174,998	(474,896)	$(80,017)	$(474,896)	$(554,913)

Change in unrealized gains/(losses) on investments in debt securities	(924,765)	239,369	(685,396)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities (2)	6,121	(1,272)	4,849
Net unrealized gains/(losses) on investments in debt securities	(918,644)	238,097	(680,547)	(79,905)	(680,547)	(760,452)
Pension and post-retirement actuarial gain / (loss)(3)	2,267	(91)	2,176	(28,188)	2,176	(26,012)
As of September 30, 2022	$(1,566,271)	$413,004	$(1,153,267)	$(188,110)	$(1,153,267)	$(1,341,377)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine-month period ended September 30, 2021			December 31, 2020		September 30, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(122,661)	$30,017	$(92,644)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	8,326	(1,201)	7,125
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(114,335)	28,816	(85,519)	$78,167	$(85,519)	$(7,352)
Change in unrealized gains/(losses) on investments in debt securities	(173,102)	45,108	(127,994)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(15,138)	3,945	(11,193)
Net unrealized gains/(losses) on investments in debt securities	(188,240)	49,053	(139,187)	117,263	(139,187)	(21,924)
Pension and post-retirement actuarial gain / (loss)(3)	2,738	(613)	2,125	(29,135)	2,125	(27,010)
As of September 30, 2021	$(299,837)	$77,256	$(222,581)	$166,295	$(222,581)	$(56,286)
(1)- (3) Refer to the corresponding explanations in the table above.

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

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Securities purchased under agreements to resell	$11,135,567	$2,422,042
Securities borrowed	2,395,836	2,924,426
Total	$13,531,403	$5,346,468

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Securities sold under agreements to repurchase	$15,435,643	$5,258,875
Securities lending	3,749	—
Total	$15,439,392	$5,258,875

Securities Financing Activities are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. The amounts of securities financing assets or liabilities qualified for offset in the Condensed Consolidated Balance Sheets were as follows for the dates indicated.

	September 30, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$39,265,796	$28,130,229	$11,135,567
Securities borrowed	3,759,721	1,363,885	2,395,836
Total	$43,025,517	$29,494,114	$13,531,403

	September 30, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$43,565,872	$28,130,229	$15,435,643
Securities lending	1,367,634	1,363,885	3,749
Total	$44,933,506	$29,494,114	$15,439,392
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2021
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,746,948	$324,906	$2,422,042
Securities borrowed	2,924,426	—	2,924,426
Total	$5,671,374	$324,906	$5,346,468

	December 31, 2021
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$5,583,781	$324,906	$5,258,875
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	September 30, 2022
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$20,083,926	$7,712,981	$7,203,215	$8,565,750	$43,565,872
Securities lending	992,959	13,188	—	361,487	1,367,634
Total	$21,076,885	$7,726,169	$7,203,215	$8,927,237	$44,933,506

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	September 30, 2022
(in thousands)	Repurchase agreements	Securities lending	Total
U.S. Treasury	$27,721,027	$989,210	$28,710,237
Residential agency MBS	14,602,928	374,675	14,977,603
Corporate and other securities	1,241,917	3,749	1,245,666
Total	$43,565,872	$1,367,634	$44,933,506

	December 31, 2021
(in thousands)	Repurchase agreements	Securities lending	Total
U.S. Treasury	$3,124,781	$—	$3,124,781
Residential agency MBS	2,459,000	—	2,459,000
Total	$5,583,781	$—	$5,583,781

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2022, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of September 30, 2022, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2022 and December 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $15.5 million and $7.7 million, respectively. The Company had $18.5 million and $8.8 million in cash and securities collateral posted to cover those positions as of September 30, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its LHFI portfolio and its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in November 2027.

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2022, the Company estimated that approximately $69.4 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2022
Fair value hedges:
Cross-currency swaps	$50,299	$730	$—	3.95%	8.38%	2.45
Interest rate swaps - AFS	1,500,000	32,840	—	2.28%	3.23%	2.8
Interest rate swaps - LHFS	514,349	18,241	73	2.98%	1.24%	2.96
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	13,075,000	—	736,322	1.06%	2.46%	1.89
Interest rate floor	925,000	—	—	—%	—%	1.04
Total	$16,064,648	$51,811	$736,395	1.18%	2.37%	1.96

December 31, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$655	$—	1.34%	7.30%	1.84
Interest rate swaps	128,789	1,188	—	0.05%	0.71%	3.59
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,995,000	41,980	111,093	0.88%	0.09%	2.28
Interest rate floor	925,000	150	—	0.03%	—%	1.68
Total	$13,063,532	$43,973	$111,093	0.81%	0.10%	2.25

During 2018, 2019, and 2020, SC entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge SC’s variable rate debt and had maturity dates ranging from two to five years. In 2021, SC de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $4.6 million and $16.6 million previously recorded in AOCI into interest expense during the three-month and nine-month periods ended September 30, 2022, respectively.

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$264,188	$—	$—	$—	$21
Interest rate lock commitments	—	99,752	—	2,852	—	—
Mortgage servicing	902,000	593,000	28,002	15,841	46,967	8,111
Total mortgage banking risk management	902,000	956,940	28,002	18,693	46,967	8,132

Customer-related derivatives:
Swaps receive fixed	14,851,077	14,801,189	—	400,168	1,034,256	89,767
Swaps pay fixed	14,891,824	15,141,223	1,070,932	102,312	1,804	383,987
Other	5,967,815	6,384,285	118,193	25,542	116,623	26,741
Total customer-related derivatives	35,710,716	36,326,697	1,189,125	528,022	1,152,683	500,495

Other derivative activities:
Foreign exchange contracts	6,193,441	5,085,973	125,242	35,899	119,534	33,836
Interest rate swap agreements	900,625	—	4,449	—	—	—
Interest rate cap agreements	3,129,600	7,007,441	126,397	34,290	—	—
Options for interest rate cap agreements	3,129,600	7,007,441	—	—	126,397	34,290
Other	31,208,123	111,373	146,665	203	77,414	2,367
Total	$81,174,105	$56,495,865	$1,619,880	$617,107	$1,522,995	$579,120

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	Line Item	2022	2021	2022	2021

Fair value hedges:
Cross-currency swaps	Net interest income	$(57)	$421	$(1,078)	$421
Interest rate swaps	Net interest income	7,509	69	17,554	139
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(4,590)	(6,946)	(16,663)	(22,254)
Pay variable receive-fixed interest rate swap	Interest income on loans	(40,007)	26,396	(12,218)	75,499
Interest rate floors	Interest income on loans	(312)	2,790	(289)	20,867
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	—	2,102	21	5,815
Interest rate lock commitments	Miscellaneous income, net	—	(1,374)	(2,852)	(9,061)
Mortgage servicing	Miscellaneous income, net	(10,334)	(649)	(37,691)	(5,993)
Customer-related derivatives	Miscellaneous income, net	42,691	7,111	8,133	20,904
Foreign exchange	Miscellaneous income, net	(35,094)	(498)	16,218	5,696
Interest rate swaps, caps, and options	Miscellaneous income, net	(1,821)	(143)	3,316	(113)
Other	Miscellaneous income, net	127,748	(144)	154,823	(553)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was losses of $150.4 million and $487.9 million, net of tax, for the three-month and nine-month periods ended September 30, 2022, respectively, and a loss of $25.4 million and $92.6 million net of tax, for the three-month and nine-month periods ended 2021, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives was losses of $3.6 million and $13.0 million, net of tax, for the three-month and nine-month periods ended September 30, 2022, respectively, and losses of $6.0 million and $7.1 million 2021, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
September 30, 2022
Fair value hedges	$51,811	$—	$51,811	$7,939	$43,872
Cash flow hedges	—	—	—	—	—
Other derivative activities(1)	1,619,880	22,641	1,597,239	303,672	1,293,567
Total Derivative Assets	$1,671,691	$22,641	$1,649,050	$311,611	$1,337,439

December 31, 2021
Fair value hedges	$1,843	$—	$1,843	$—	$1,843
Cash flow hedges	42,130	—	42,130	—	42,130
Other derivative activities(1)	614,255	—	614,255	41,899	572,356
Total derivatives subject to a master netting arrangement or similar arrangement	658,228	—	658,228	41,899	616,329
Total derivatives not subject to a master netting arrangement or similar arrangement	2,852	—	2,852	122	2,730
Total Derivative Assets	$661,080	$—	$661,080	$42,021	$619,059
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
September 30, 2022
Fair value hedges	$73	$—	$73	$—	$73
Cash flow hedges	736,322	—	736,322	324,319	412,003
Other derivative activities(1)	1,522,995	22,641	1,500,354	125,121	1,375,233
Total Derivative Liabilities	$2,259,390	$22,641	$2,236,749	$449,440	$1,787,309

December 31, 2021
Cash flow hedges	$111,093	$—	$111,093	$59,073	$52,020
Other derivative activities(1)	579,099	2,058	577,041	268,352	308,689
Total derivatives subject to a master netting arrangement or similar arrangement	690,192	2,058	688,134	327,425	360,709
Total derivatives not subject to a master netting arrangement or similar arrangement	21	—	21	21	—
Total Derivative Liabilities	$690,213	$2,058	$688,155	$327,446	$360,709
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Financial assets:
U.S. Treasury securities	$209,049	$—	$—	$209,049	$73,618	$—	$—	$73,618
Corporate debt	—	381,215	—	381,215	—	276,007	—	276,007
ABS	—	501,852	—	501,852	—	537,722	—	537,722
MBS	—	6,200,459	—	6,200,459	—	10,426,590	—	10,426,590
Investment in debt securities AFS(2)	209,049	7,083,526	—	7,292,575	73,618	11,240,319	—	11,313,937
Trading securities	929,167	3,857,505	148	4,786,820	64	35,727	—	35,791
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	790,120	—	790,120	—	—	—	—
RICs HFI(3)	—	—	23,283	23,283	—	—	33,529	33,529
LHFS (1)(4)	—	547	—	547	—	166,811	—	166,811
MSRs	—	—	110,411	110,411	—	—	79,107	79,107
Other assets - derivatives (2)	5,613	1,643,388	48	1,649,049	—	658,187	2,893	661,080
Total financial assets (5)	$1,143,829	$13,375,086	$133,890	$14,652,805	$73,682	$12,101,044	$115,529	$12,290,255
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	—	1,149,781	—	1,149,781	—	—	—	—
Trading liabilities	2,088,117	324,146	—	2,412,263	—	62	—	62
Other liabilities - derivatives (2)	—	2,235,204	1,545	2,236,749	—	687,846	2,367	690,213
Total financial liabilities	$2,088,117	$3,709,131	$1,545	$5,798,793	$—	$687,908	$2,367	$690,275
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
(4) Residential mortgage loans.
(5) Approximately $133.9 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.9% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At September 30, 2022 and December 31, 2021, the balance of these loans serviced for others accounted for at fair value was $9.5 billion and $10.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.3 million and $6.4 million, respectively, at September 30, 2022.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.1 million and $8.0 million, respectively, at September 30, 2022.

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

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for those assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	Three-Month Period Ended September 30, 2022					Three-Month Period Ended September 30, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$26,172	$104,411	$(1,364)	$1,403	$130,622	$50,063	$39,436	$79,730	$3,471	$172,700
Losses in OCI	—	—	—	—	—	(63)	—	—	—	(63)
Gains/(losses) in earnings	—	9,721	(133)	—	9,588	—	—	1,878	(1,097)	781
Additions/Issuances	—	—	—	(1,092)	(1,092)	—	1,171	3,343	—	4,514
Settlements(1)	(2,889)	(3,721)	—	(163)	(6,773)	(50,000)	(4,991)	(5,371)	—	(60,362)
Balances, end of period	$23,283	$110,411	$(1,497)	$148	$132,345	$—	$35,616	$79,580	$2,374	$117,570
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$9,721	$(133)	$—	$9,588	$—	$—	$1,878	$276	$2,154

	Nine-Month Period Ended September 30, 2022					Nine-Month Period Ended September 30, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$33,529	$79,107	$526	$—	$113,162	$50,393	$50,391	$77,545	$9,448	$187,777
Losses in OCI	—	—	—	—	—	(393)	—	—	—	(393)
Gains/(losses) in earnings	—	41,274	(2,023)	—	39,251	—	—	10,530	(7,074)	3,456
Additions/Issuances	47	3,383	—	311	3,741	—	—	10,969	—	10,969
Transfer from level 2(2)	—	—	—	—	—	—	1,171	—	—	1,171
Settlements(1)	(10,293)	(13,353)	—	(163)	(23,809)	(50,000)	(15,946)	(19,464)	—	(85,410)
Balances, end of period	$23,283	$110,411	$(1,497)	$148	$132,345	$—	$35,616	$79,580	$2,374	$117,570
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$41,274	$829	$—	$42,103	$—	$—	$10,530	$1,987	$12,517
(1)Settlements include charge-offs, prepayments, paydowns and maturities.

NOTE 13. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. Assets measured at fair value on a nonrecurring basis that were still held on the balance sheet were as follows at the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Impaired commercial LHFI	$—	$5,110	$58,352	$63,462	$—	$17,180	$614	$17,794
Foreclosed assets	—	2,123	—	2,123	—	1,322	—	1,322
Vehicle inventory	—	287,934	—	287,934	—	271,396	—	271,396
LHFS	—	—	110,107	110,107	—	—	88,212	88,212
Auto loans impaired due to bankruptcy	—	190,916	—	190,916	—	202,448	—	202,448

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

Impaired commercial LHFI in the table above represents the recorded investment of impaired commercial loans for which the Company measures impairment during the period based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are classified as Level 3. The inputs in the internal calculations may include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The net carrying value of these loans was $107.2 million and $9.0 million at September 30, 2022 and December 31, 2021, respectively. Loans previously impaired which were not marked to fair value during the periods presented are excluded from this table.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	Statement of Operations Location	2022	2021	2022	2021
Impaired LHFI	Credit loss expense / (benefit) (1)	$34,184	$(1,021)	$43,752	$(6,008)
Foreclosed assets	Miscellaneous income, net (1)	(22)		(22)	(321)
LHFS	Credit loss expense	—	—	(77)	—
LHFS	Miscellaneous income	(3,909)	—	(11,356)	—
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.
(2) Refer to Note 5 for further information on the review of goodwill for impairment.

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at September 30, 2022 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$110,411	DCF	CPR (1)	3.81% - 100.00% (7.60%)
			Discount rate (2)	9.35%
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
(1), (2), (3) - See corresponding footnotes to the September 30, 2022 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	September 30, 2022					December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$9,007,825	$9,007,825	$9,007,825	$—	$—	$19,305,530	$19,305,530	$19,305,530	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	13,531,403	13,487,117	—	13,487,117	—	5,346,468	5,372,052	—	5,372,052	—
Investments in debt securities AFS	7,292,575	7,292,575	209,049	7,083,526	—	11,313,937	11,313,937	73,618	11,240,319	—
Investments in debt securities HTM	9,653,806	8,435,233	—	8,435,233	—	6,702,471	6,629,206	—	6,629,206	—
Trading securities and other investments(2)	5,036,820	5,036,802	929,167	4,107,487	148	285,791	286,526	64	286,462	—
LHFI, net	90,151,229	93,564,755	—	5,110	93,559,645	85,614,402	89,039,439	—	17,180	89,022,259
LHFS	110,654	110,654	—	547	110,107	255,023	255,023	—	166,811	88,212
Restricted cash	5,306,082	5,306,082	5,306,082	—	—	5,711,705	5,711,705	5,711,705	—	—
MSRs	110,411	110,411	—	—	110,411	79,107	79,107	—	—	79,107
Derivatives	1,649,049	1,649,049	5,613	1,643,388	48	661,080	661,080	—	658,187	2,893

Financial liabilities:
Deposits (1)	5,466,529	5,421,555	—	5,421,555	—	2,524,471	2,524,707	—	2,524,707	—
Federal funds purchased and securities loaned or sold under repurchase agreements	15,439,392	15,440,192	—	15,440,192	—	5,258,875	5,258,874	—	5,258,874	—
Trading liabilities	2,412,263	2,412,263	2,088,117	324,146	—	62	62	—	62	—
Borrowings and other debt obligations	44,817,243	44,319,777	—	37,797,617	6,522,160	41,133,187	41,600,737	—	33,874,253	7,726,484
Derivatives	2,236,749	2,236,749	—	2,235,204	1,545	690,213	690,213	—	687,846	2,367
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a discounted cash flow technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At September 30, 2022, the fair value of the underlying collateral was $44.6 billion before netting of $29.5 billion, all of which was sold or re-pledged.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$—	$—	$—	$166,811	$162,525	$4,286
RICs HFI	23,283	23,691	(408)	33,529	33,737	(208)
Nonaccrual loans	152	161	(9)	435	457	(22)
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Non-interest income:
Consumer and commercial fees	$111,006	$109,475	$308,830	$335,620
Lease income	663,123	708,814	2,012,982	2,214,598
Capital market revenue	32,986	47,082	142,062	189,016
Miscellaneous income, net
Mortgage banking income, net	3,802	13,024	21,119	34,437
BOLI	14,674	15,051	44,631	45,984
Net gain on sale of operating leases	19,740	103,172	66,002	389,979
Asset and wealth management fees	62,986	60,251	196,544	177,722
Gain / (loss) on sale of non-mortgage loans	(3,936)	3,420	(10,485)	(19,766)
Other miscellaneous income / (loss), net	29,729	7,381	58,366	51,619
Net gain/(loss) on sale of investment securities	(18,594)	(106)	6,121	15,138
Total Non-interest income	$915,516	$1,067,564	$2,846,172	$3,434,347
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$43,693	$47,725	$125,001	$134,265
Commission and trailer fees(2)	56,385	51,189	176,170	159,253
Interchange income, net(2)	19,025	18,589	55,590	53,351
Underwriting service fees(2)	13,668	26,156	68,048	121,075
Asset and wealth management fees(2)	37,132	36,679	115,776	100,428
Other revenue from contracts with customers(2)	11,991	8,556	37,385	29,589
Total in-scope of revenue from contracts with customers	181,894	188,894	577,970	597,961
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	50,142	46,610	132,870	155,945
Lease income	663,123	708,814	2,012,982	2,214,598
Other miscellaneous income / (loss), net (3)	38,951	123,352	116,229	450,705
Net gain/(loss) on sale of investment securities	(18,594)	(106)	6,121	15,138
Total out-of-scope of revenue from contracts with customers	733,622	878,670	2,268,202	2,836,386
Total non-interest income	$915,516	$1,067,564	$2,846,172	$3,434,347
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(in thousands)	2022	2021	2022	2021
Other expenses:
Amortization of intangibles	$10,986	$11,416	$35,952	$33,450
Deposit insurance premiums and other expenses	11,334	6,982	32,348	25,950
Loss on debt extinguishment	67	—	67	—
Other administrative expenses	85,626	146,123	272,116	301,565
Other miscellaneous expenses	8,062	6,680	38,446	23,158
Total Other expenses	$116,075	$171,201	$378,929	$384,123

NOTE 15. INCOME TAXES

Income tax expense of $76.2 million and $344.9 million was recorded for the three-month and nine-month periods ended September 30, 2022, respectively, compared to $227.3 million and $885.8 million for the corresponding periods in 2021. This resulted in an ETR of 25.1% and 21.2% for three-month and nine-month periods ended September 30, 2022, respectively, compared to 21.0% and 23.3% for the corresponding periods in 2021. The decrease in the ETR for the year-to-date ended September 30, 2022, compared to the year-to-date ended September 30, 2021, was primarily the result of a decrease in expected pre-tax income for 2022 compared to 2021.

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

The Company had a net deferred tax liability balance of $379.7 million at September 30, 2022 (consisting of a deferred tax asset balance of $186.0 million and a deferred tax liability balance of $565.7 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). The $303.7 million decrease in net deferred tax liability for the year-to-date ended September 30, 2022 was primarily due to an increase in the AOCI deferred tax asset due to a debt security transfer from AFS to HTM and a decrease in the deferred tax liability related to leasing transactions, partially offset by a decrease in net operating loss and tax credit carryforwards.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$28,501,134	$27,648,128
Letters of credit	1,306,539	1,374,081
Commitments to sell loans	—	56,725
Recourse exposure on sold loans	20,195	19,095
Total commitments	$29,827,868	$29,098,029

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

Included within the reported balances for Commitments to extend credit at September 30, 2022 and December 31, 2021 were $3.8 billion and $3.8 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2022 was 16.4 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2022 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2022. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2022 and December 31, 2021, the liability related to unfunded lending commitments was $82.4 million and $104.1 million, respectively.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

SC Commitments

The following table summarizes liabilities recorded for commitments and contingencies, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2022	December 31, 2021
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$20,590	$41,995
Agreement with Bank of America	Servicer performance fee	—	462
Agreement with CBP	Loss-sharing payments	251	273
Other contingencies	Consumer arrangements	—	6,937

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on- or off-balance sheet Trusts or other third parties. As of September 30, 2022, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2022 and December 31, 2021 not subject to a market price check was zero and $3.0 million, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company accrued aggregate legal and regulatory liabilities of approximately $20.2 million and $44.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $10.0 million as of September 30, 2022. Set forth below are descriptions of the material lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

SBNA Matters

Mortgage Escrow Interest Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that SBNA is obligated to pay interest on mortgage escrow accounts pursuant to state law. Plaintiffs filed an amended complaint and SBNA has filed a motion to dismiss. On June 9, 2022, the court preliminarily approved a settlement with SBNA pursuant to which SBNA will pay a total of $2 million to resolve the litigation. A final settlement approval hearing is scheduled for November 14, 2022.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Overtime Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, District of New Jersey, captioned Crystal Sanchez, et. Al. v. Santander Bank, N.A., No. 17-cv-5775. The lawsuit alleges that SBNA failed to pay overtime to current and former branch operations managers. On January 28, 2022, plaintiffs filed a motion seeking preliminary approval of a settlement with SBNA pursuant to which SBNA will pay a total of $4.25 million to resolve the litigation. On June 21, 2022, the court granted final approval of the settlement. SBNA timely paid the settlement amount to the claims administrator.

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

On October 28, 2020, bond insurer Ambac Assurance Corporation filed an amended complaint in Puerto Rico state court adding SSLLC and four other Puerto Rico municipal bond underwriters to a pending suit against seven underwriters, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Ambac relied on such misrepresentations in agreeing to insure certain of the bonds. The amended complaint alleges damages of not less than $508 million. On July 30, 2021, the court granted the defendants’ motion to dismiss the complaint, and the Puerto Rico Court of Appeals affirmed the dismissal. Plaintiffs have appealed, and, on May 31, 2022, the Puerto Rico Supreme Court refused to hear the appeal.

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

At September 30, 2022, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $17.1 million and $2.6 billion as of September 30, 2022 and December 31, 2021, respectively.

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
•The CBB segment includes the products and services provided to SBNA consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as unsecured personal loans, credit cards, and small business loans such as business lines of credit. In addition, SBNA makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts and insurance products through a networking agreement with a consolidated affiliate. Santander Universities, which provides grants and scholarships to universities and colleges as a way to foster education through research, innovation and entrepreneurship, is the last component of this segment.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, cash management commercial credit cards, and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
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

Results of Segments

The following tables present certain information regarding the Company’s segments.

Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2022	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,020,542	$368,627	$80,734	$92,271	$50,364	$53,870	$(67,240)	$1,599,168
Non-interest income	695,355	77,321	18,992	10,810	54,470	63,748	(5,180)	915,516
Credit loss expense / (benefit)	521,235	83,451	27,295	6,243	905	—	(2,723)	636,406
Total expenses	856,372	388,733	60,796	28,219	124,778	62,110	53,216	1,574,224
Income/(loss) before income taxes	338,290	(26,236)	11,635	68,619	(20,849)	55,508	(122,913)	304,054

(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three-Month Period Ended	SHUSA Reportable Segments
September 30, 2021	Auto	CBB	C&I	CRE & VF	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,099,090	$298,204	$71,184	$85,335	$25,516	$24,371	$(69,549)	$1,534,151
Non-interest income	818,350	89,453	16,468	7,340	48,348	63,940	23,665	1,067,564
Credit loss expense / (benefit)	20,156	7,148	6,826	(4,580)	(9,775)	(95)	(187)	19,493
Total expenses	854,084	376,777	61,976	27,136	68,191	58,248	51,791	1,498,203
Income/(loss) before income taxes	1,043,200	3,732	18,850	70,119	15,448	30,158	(97,488)	1,084,019

(1) Refer to corresponding notes above.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$3,093,143	$1,002,014	$224,191	$255,453	$124,613	$118,239	$(205,068)	$4,612,585
Non-interest income	2,098,391	234,359	49,250	33,841	192,389	203,986	33,956	2,846,172
Credit loss expense / (benefit)	1,075,942	148,794	39,551	(8,544)	4,295	—	(2,622)	1,257,416
Total expenses	2,488,529	1,156,170	192,984	86,827	317,425	183,142	148,909	4,573,986
Income/(loss) before income taxes	1,627,063	(68,591)	40,906	211,011	(4,718)	139,083	(317,399)	1,627,355
Total assets	62,490,143	13,072,265	6,559,994	19,663,939	30,358,386	7,944,125	26,739,976	166,828,828
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Nine-Month Period Ended	SHUSA Reportable Segments
September 30, 2021	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$3,268,208	$1,001,957	$217,450	$253,402	$83,172	$71,222	$(210,093)	$4,685,318
Non-interest income	2,664,788	242,573	51,486	28,117	180,426	190,182	76,775	3,434,347
Credit loss expense / (benefit)	(130,171)	(10,088)	(45,236)	(231)	(32,102)	(265)	(3,631)	(221,724)
Total expenses	2,599,919	1,152,024	188,138	84,300	198,302	161,565	155,266	4,539,514
Income/(loss) before income taxes	3,463,248	102,594	126,034	197,450	97,398	100,104	(284,953)	3,801,875
Total assets	63,074,062	12,641,882	7,129,274	17,115,659	12,560,907	7,845,899	35,492,824	155,860,507
(1) Refer to corresponding notes above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports of Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker dealer headquartered in New York; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

In June 2022, SC launched a preferred lender, full spectrum financing program in partnership with MMNA to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at September 30, 2022 was 3.5% compared to 3.6% at June 30, 2022 and 4.8% one year ago. According to the U.S. Bureau of Labor Statistics, the improvement from prior periods reflects the continuing resumption of economic activity, particularly in the leisure and hospitality, public and private education, professional and business services, retail trade and other services.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

September 30, 2022
Dow Jones Industrial Average	(21.0)%
S&P 500	(24.8)%
NASDAQ Composite	(32.4)%

At its September 2022 meeting, the Federal Open Market Committee decided to raise the federal funds rate target range 75 basis points to 3.00% to 3.25% in response to persistently high inflation above the 2.0% target rate. The Committee anticipates ongoing increases in the target range. This action is expected to help return inflation to the 2.0% committee objective, while allowing the labor market to remain strong.

The ten-year Treasury bond rate at September 30, 2022 was 3.80%, up from 1.51% at December 31, 2021.

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

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer rating:

	SANTANDER (1)	SHUSA	SBNA (2)	Overall Outlook
Fitch	A / A-	BBB+	BBB+	Stable
Moody's	A2 / Baa1	Baa3	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
(1) Senior / Senior non-preferred rating
(2) Moody's rating represents SBNA long-term issuer rating

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2022, SBNA met the criteria to be classified as “well-capitalized.”

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be moved to alternative rates. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of September 30, 2022, the Company had approximately $12 billion of loans and approximately $1 billion of borrowings with LIBOR exposure. We also had approximately $47 billion in notional amounts of derivative contracts with LIBOR exposure.

As of September 2022, the Company has completed workstreams related to business/product launch, communication, systems remediation, and model remediation. We are largely complete with the accounting, tax, and reporting workstreams, which remain open to monitor and respond to changing rules or market conditions. We continue to monitor and respond accordingly to the Company’s LIBOR exposures, alternative reference rate originations, and legacy contract renegotiation. Contracts for many of our financial instruments contain fallback language that prescribes the transition to alternative rates at the appropriate time. For others, we are working closely with customers and counterparties to insert conforming changes necessary for the implementation and operation of alternative reference rates prior to LIBOR cessation. The Company expects additional amendments to be sent this year in certain situations, e.g., to address loan-to-hedge matching, or for loan amendments created before the availability of current reference rates or without specific fallback rates.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 and 2021
	2022 (1)			2021 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$8,617,709	$67,168	3.12%	$14,348,539	$6,837	0.19%	$60,331	$(1,605)	$61,936
Fed funds sold and securities purchased under resale or similar agreements	14,310,235	230,436	6.44%	1,164,812	288	0.10%	230,148	34,775	195,373
AFS	7,693,194	44,318	2.30%	11,252,940	28,383	1.01%	15,935	(5,246)	21,181
HTM	9,362,844	42,967	1.84%	6,507,161	25,951	1.60%	17,016	12,682	4,334
Trading securities	4,947,678	46,921	3.79%	8,411	—	—%	46,921	—	46,921
Other investments	1,041,356	8,492	3.26%	1,313,685	1,787	0.54%	6,705	(288)	6,993
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$45,973,016	$440,302	3.83%	$34,595,548	$63,246	0.73%	$377,056	$27,110	$349,946
LOANS(4):
C&I	14,592,904	111,811	3.06%	15,195,469	129,455	3.41%	(17,644)	(4,917)	(12,727)
CRE	7,633,869	91,113	4.77%	7,458,207	54,295	2.91%	36,818	1,307	35,511
Other commercial loans	7,920,011	62,609	3.16%	8,031,408	47,406	2.36%	15,203	(649)	15,852
Multifamily	8,413,635	79,419	3.78%	7,820,441	67,308	3.44%	12,111	5,259	6,852
Total commercial loans	38,560,419	344,952	3.58%	38,505,525	298,464	3.10%	46,488	1,000	45,488
Consumer loans:
Residential mortgages	5,325,894	44,949	3.38%	5,993,158	47,752	3.19%	(2,803)	(6,028)	3,225
Home equity loans and lines of credit	3,223,451	38,449	4.77%	3,691,936	28,270	3.06%	10,179	(2,991)	13,170
Total consumer loans secured by real estate	8,549,345	83,398	3.90%	9,685,094	76,022	3.14%	7,376	(9,019)	16,395
RICs and auto loans	44,279,309	1,277,206	11.54%	43,299,400	1,324,661	12.24%	(47,455)	31,078	(78,533)
Personal unsecured	3,567,627	89,960	10.09%	983,977	31,294	12.72%	58,666	63,682	(5,016)
Other consumer	107,340	1,806	6.73%	168,585	2,651	6.29%	(845)	(1,047)	202
Total consumer	56,503,621	1,452,370	10.28%	54,137,056	1,434,628	10.60%	17,742	84,694	(66,952)
Total loans	95,064,040	1,797,322	7.56%	92,642,581	1,733,092	7.48%	64,230	85,694	(21,464)
TOTAL EARNING ASSETS	141,037,056	2,237,624	6.35%	127,238,129	1,796,338	5.65%	441,286	112,804	328,482
Allowance for loan losses (5)	(6,571,323)			(6,885,043)
Other assets(6)	32,628,949			33,184,080
TOTAL ASSETS	$167,094,682			$153,537,166
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$13,903,253	$8,138	0.23%	$12,986,771	$1,639	0.05%	$6,499	$125	$6,374
Savings	5,537,110	590	0.04%	5,505,487	515	0.04%	75	75	—
Money market	31,723,865	51,620	0.65%	35,084,264	12,088	0.14%	39,532	(1,067)	40,599
CDs	2,782,961	8,823	1.27%	2,746,937	3,933	0.57%	4,890	52	4,838
TOTAL INTEREST-BEARING DEPOSITS	53,947,189	69,171	0.51%	56,323,459	18,175	0.13%	50,996	(815)	51,811
Fed funds purchased and securities sold under agreements to repurchase	16,158,911	246,066	6.09%	1,167,174	133	0.05%	245,933	23,634	222,299
Trading liabilities	2,629,373	21,524	3.27%	4,768	223	18.71%	21,301	21,333	(32)
FHLB advances	3,951,196	24,774	2.51%	751,087	1,221	0.65%	23,553	14,089	9,464
Other borrowings	39,431,097	276,921	2.81%	42,151,617	242,435	2.30%	34,486	(14,160)	48,646
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (7)	62,170,577	569,285	3.66%	44,074,646	244,012	2.21%	325,273	125,198	200,075
TOTAL INTEREST-BEARING FUNDING LIABILITIES	116,117,766	638,456	2.20%	100,398,105	262,187	1.04%	376,269	46,319	329,950
Noninterest bearing demand deposits	20,035,296			21,163,682
Other liabilities(8)	9,638,733			8,307,667
TOTAL LIABILITIES	145,791,795			129,869,454
STOCKHOLDER’S EQUITY	21,302,887			23,667,712
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$167,094,682			$153,537,166

NET INTEREST SPREAD (9)			4.15%			4.61%
NET INTEREST MARGIN (10)			4.54%			4.82%
NET INTEREST INCOME		$1,599,168			$1,534,151

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2022 and 2021
	2022 (1)			2021 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$11,567,319	$105,912	1.22%	$12,109,032	$18,401	0.20%	$87,511	$(770)	$88,281
Fed funds sold and securities purchased under resale or similar agreements	15,538,784	314,168	2.70%	506,544	385	0.10%	313,783	167,246	146,537
AFS	9,043,745	109,648	1.62%	11,133,011	79,005	0.95%	30,643	(11,111)	41,754
HTM	8,474,367	113,859	1.79%	6,005,192	76,214	1.69%	37,645	32,909	4,736
Trading securities	4,932,518	81,248	2.20%	13,709	—	—%	81,248	—	81,248
Other investments	961,691	16,020	2.22%	1,500,689	6,512	0.58%	9,508	(1,383)	10,891
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS(3)	$50,518,424	$740,855	1.96%	$31,268,177	$180,517	0.77%	$560,338	$159,640	$400,698
LOANS(4):
C&I	14,246,294	338,250	3.17%	15,941,732	414,376	3.47%	(76,126)	(41,991)	(34,135)
CRE	7,441,308	206,242	3.70%	7,485,903	162,762	2.90%	43,480	(961)	44,441
Other commercial loans	7,966,158	162,778	2.72%	7,721,535	141,785	2.45%	20,993	4,688	16,305
Multifamily	7,926,611	203,159	3.42%	8,002,324	203,959	3.40%	(800)	(2,115)	1,315
Total commercial loans	37,580,371	910,429	3.23%	39,151,494	922,882	3.14%	(12,453)	(40,379)	27,926
Consumer loans:
Residential mortgages	5,470,993	133,552	3.25%	6,336,042	149,036	3.14%	(15,484)	(20,829)	5,345
Home equity loans and lines of credit	3,325,585	92,235	3.70%	3,847,240	88,841	3.08%	3,394	(7,004)	10,398
Total consumer loans secured by real estate	8,796,578	225,787	3.42%	10,183,282	237,877	3.11%	(12,090)	(27,833)	15,743
RICs and auto loans	43,671,326	3,773,186	11.52%	42,254,454	3,986,350	12.58%	(213,164)	140,901	(354,065)
Personal unsecured	2,840,749	214,509	10.07%	1,196,633	198,932	22.17%	15,577	(14,474)	30,051
Other consumer	120,571	2,760	3.05%	190,141	9,615	6.74%	(6,855)	(2,746)	(4,109)
Total consumer	55,429,224	4,216,242	10.14%	53,824,510	4,432,774	10.98%	(216,532)	95,848	(312,380)
Total loans	93,009,595	5,126,671	7.35%	92,976,004	5,355,656	7.68%	(228,985)	55,469	(284,454)
Intercompany investments	—	—	—%	—	—		—	—	—
TOTAL EARNING ASSETS	143,528,019	5,867,526	5.45%	124,244,181	5,536,173	5.94%	331,353	215,109	116,244
Allowance for loan losses(5)	(6,489,022)			(7,110,537)
Other assets(6)	32,763,901			33,242,170
TOTAL ASSETS	$169,802,898			$150,375,814
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,321,693	$13,418	0.12%	$12,411,427	$4,544	0.05%	$8,874	$879	$7,995
Savings	5,603,233	1,577	0.04%	5,314,258	1,521	0.04%	56	56	—
Money market	33,283,516	86,446	0.35%	34,530,372	44,027	0.17%	42,419	(1,497)	43,916
CDs	2,455,423	14,540	0.79%	3,123,615	19,854	0.85%	(5,314)	(3,996)	(1,318)
TOTAL INTEREST-BEARING DEPOSITS	55,663,865	115,981	0.28%	55,379,672	69,946	0.17%	46,035	(4,558)	50,593
Fed funds purchased and securities sold under agreements to repurchase	17,289,243	331,591	2.56%	511,286	154	0.04%	331,437	113,517	217,920
Trading liabilities	2,711,920	37,814	1.86%	6,371	700	14.65%	37,114	37,192	(78)
FHLB advances	1,746,374	28,638	2.19%	881,465	4,223	0.64%	24,415	7,039	17,376
Other borrowings	40,236,862	740,917	2.46%	43,066,559	775,832	2.40%	(34,915)	(56,360)	21,445
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS (7)	61,984,399	1,138,960	2.45%	44,465,681	780,909	2.34%	358,051	319,883	38,168
TOTAL INTEREST-BEARING FUNDING LIABILITIES	117,648,264	1,254,941	1.42%	99,845,353	850,855	1.14%	404,086	169,959	234,127
Noninterest bearing demand deposits	20,728,120			20,150,361
Other liabilities(8)	9,418,765			7,706,012
TOTAL LIABILITIES	147,795,149			127,701,726
STOCKHOLDER’S EQUITY	22,007,749			22,674,088
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,802,898			$150,375,814

NET INTEREST SPREAD (9)			4.03%			4.80%
NET INTEREST MARGIN (10)			4.28%			5.03%
NET INTEREST INCOME		$4,612,585			$4,685,318
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income increased $65.0 million and decreased $72.7 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $64.2 million and decreased $229.0 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to an increase in average loan balances of $85.7 million and a decrease in average rates of $21.5 million. The nine-month period change is attributed to an increase in average loan balances of $55.5 million and a decrease in average rates of $284.5 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section. The decrease in average rates is attributed to the RIC and auto loan portfolio and Personal unsecured loan portfolios. The prior year-to-date rate on personal unsecured loans reflects the interest income on the Bluestem portfolio sold in the first quarter of 2021.
•Interest income on interest-earning deposits increased $60.3 million and increased $87.5 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. These changes are primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $230.1 million and increased $313.8 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. These changes are primarily due to increased securities financing activities following the acquisition of APS in the second quarter of 2022.
•Interest income on investment securities increased $86.6 million and increased $159.0 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. These changes are primarily driven by an increase in the average balance along with the rising interest rate environment.
•Interest expense on deposits and related customer accounts increased $51.0 million and increased $46.0 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to a decrease in average interest-bearing deposit balances of $815.0 thousand and an increase in average rates of $51.8 million. The nine-month period change is attributed to a decrease in average interest-bearing deposit balances of $4.6 million and an increase in average rates of $50.6 million. The nine-month period decrease on average rates is primarily related to CD rates.
•Interest expense on securities financing activities and borrowed funds increased $325.3 million and $358.1 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The three-month period change is attributed to an increase in average interest-bearing deposit balances of $125.2 million and an increase in average rates of $200.1 million. The nine-month period change is attributed to an increase in average interest-bearing borrowings balances of $319.9 million and an increase in average rates of $38.2 million. Both changes were the result of an increase in Federal funds purchased and were partially offset by other borrowings.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $636.4 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2022, respectively, compared to credit loss expense of $19.5 million and a credit loss benefit of $221.7 million for the corresponding periods in the 2021. The credit loss expense during the three-month and nine-month periods ended September 30, 2022 is due to the build of the ACL in response to market deterioration, increased charge-offs in the RIC portfolio, and new originations in the personal unsecured portfolios.

Credit loss expense on commercial loans increased $72.7 million and $142.5 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by a release of allowance across several commercial segments offset by an increase of $10.8 million and a decrease of $31.6 million in net charge-offs, respectively.

Credit loss expense on consumer loans increased $559.2 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by an increase in RIC charge-offs. Net charge-offs on the consumer portfolios increased by $327.0 million and $684.4 million, for the three-month and nine-month periods ended September 30, 2022, respectively, compared to 2021.

The credit loss expense / (benefit) on unfunded credit losses for the three-month and nine-month periods ended September 30, 2022 decreased $15.0 million and decreased $10.7 million, respectively, compared to the corresponding periods in 2021.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$74,144	$75,264	$198,964	$231,939	$(1,120)	(1.5)%	$(32,975)	(14.2)%
Commercial fees	36,862	34,211	109,866	103,681	2,651	7.7%	6,185	6.0%
Lease income	663,123	708,814	2,012,982	2,214,598	(45,691)	(6.4)%	(201,616)	(9.1)%
Capital Market Revenue	32,986	47,082	142,062	189,016	(14,096)	(29.9)%	(46,954)	(24.8)%
Miscellaneous income, net	126,995	202,299	376,177	679,975	(75,304)	(37.2)%	(303,798)	(44.7)%
Net gains recognized in earnings	(18,594)	(106)	6,121	15,138	(18,488)	(17,441.5)%	(9,017)	(59.6)%
Total non-interest income	$915,516	$1,067,564	$2,846,172	$3,434,347	$(152,048)	(14.2)%	$(588,175)	(17.1)%

Total non-interest income decreased $152.0 million and $588.2 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021. The change in the three-month and nine-month periods ended September 30, 2022 was primarily due to a decrease in lease income of $45.7 million, and $201.6 million, respectively, and a decrease in miscellaneous income of $75.3 million and $303.8 million, respectively, net discussed further below.

Miscellaneous income

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$3,802	$13,024	$21,119	$34,437	$(9,222)	(70.8)%	$(13,318)	(38.7)%
BOLI	14,674	15,051	44,631	45,984	(377)	(2.5)%	(1,353)	(2.9)%
Net gain on sale of operating leases	19,740	103,172	66,002	389,979	(83,432)	(80.9)%	(323,977)	(83.1)%
Asset and wealth management fees	62,986	60,251	196,544	177,722	2,735	4.5%	18,822	10.6%
Gain on sale of non-mortgage loans	(3,936)	3,420	(10,485)	(19,766)	(7,356)	215.1%	9,281	47.0%
Other miscellaneous income / (loss), net	29,729	7,381	58,366	51,619	22,348	302.8%	6,747	13.1%
Total miscellaneous income	$126,995	$202,299	$376,177	$679,975	$(75,304)	(37.2)%	$(303,798)	(44.7)%

Miscellaneous income decreased $75.3 million and $303.8 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021.

•Gain on sale of operating leases decreased $83.4 million and $324.0 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods in 2021, primarily driven by limited new and used car supply.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$507,155	$478,577	$1,500,086	$1,432,036	$28,578	6.0%	$68,050	4.8%
Occupancy and equipment expenses	170,755	164,119	472,893	504,609	6,636	4.0%	(31,716)	(6.3)%
Technology, outside services, and marketing expense	161,705	149,610	476,027	423,980	12,095	8.1%	52,047	12.3%
Loan expense	88,185	66,356	218,786	248,441	21,829	32.9%	(29,655)	(11.9)%
Lease expense	530,349	468,340	1,527,265	1,546,325	62,009	13.2%	(19,060)	(1.2)%
Other expenses	116,075	171,201	378,929	384,123	(55,126)	(32.2)%	(5,194)	(1.4)%
Total general, administrative and other expenses	$1,574,224	$1,498,203	$4,573,986	$4,539,514	$76,021	5.1%	$34,472	0.8%

Total general, administrative and other expenses increased $76.0 million and increased $34.5 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to corresponding periods in 2021. The most significant contributing factors were as follows:

•Technology, outside services, and marketing expense increased for the nine-month period ended September 30, 2022, compared to the corresponding period in 2021 due to consulting and other expenses related to the acquisition of PCH.
•Loan expense decreased $29.7 million for the nine-month period ended September 30, 2022, compared to the corresponding period in 2021, due to decreases in loan servicing expense and loan originating expense.
•Lease expense increased $62.0 million for the three-month period ended September 30, 2022, compared to the corresponding period in 2021, due to limited new and used car supply and the semiconductor chip shortage affecting prior year.
•Other expense decreased $55.1 million for the three-month period ended September 30, 2022, compared to the corresponding period in 2021. This change is due to decreased contribution expense. There was no significant change for the nine-month period ended September 30, 2022, compared to the corresponding period in 2021.

INCOME TAX PROVISION

Income tax expense of $76.2 million and $344.9 million was recorded for the three-month and nine-month periods ended September 30, 2022, respectively, compared to $227.3 million and $885.8 million for the corresponding periods in 2021. This resulted in an ETR of 25.1% and 21.2% for three-month and nine-month periods ended September 30, 2022, respectively, compared to 21.0% and 23.3% for the corresponding periods in 2021. Refer to Note 15 to the Condensed Consolidated Financial Statements for the year-to-year comparison of the ETR.

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

Consumer Activities

Consumer activities consists of the Company's CBB reportable segment and Auto reportable segment.

Three-Month Period Ended	September 30, 2022			September 30, 2021			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$1,020,542	$368,627	$1,389,169	$1,099,090	$298,204	$1,397,294	$(8,125)	(0.6)%
Non-interest income	695,355	77,321	$772,676	818,350	89,453	$907,803	$(135,127)	(14.9)%
Credit loss expense / (benefit)	521,235	83,451	$604,686	20,156	7,148	$27,304	$577,382	2,114.6%
Total expenses	856,372	388,733	$1,245,105	854,084	376,777	$1,230,861	$14,244	1.2%
Income/(loss) before income taxes	338,290	(26,236)	$312,054	1,043,200	3,732	$1,046,932	$(734,878)	(70.2)%

Nine-month period ended	September 30, 2022			September 30, 2021			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$3,093,143	$1,002,014	$4,095,157	$3,268,208	$1,001,957	$4,270,165	$(175,008)	(4.1)%
Non-interest income	2,098,391	234,359	$2,332,750	2,664,788	242,573	$2,907,361	$(574,611)	(19.8)%
Credit loss expense / (benefit)	1,075,942	148,794	$1,224,736	(130,171)	(10,088)	$(140,259)	$1,364,995	973.2%
Total expenses	2,488,529	1,156,170	$3,644,699	2,599,919	1,152,024	$3,751,943	$(107,244)	(2.9)%
Income/(loss) before income taxes	1,627,063	(68,591)	$1,558,472	3,463,248	102,594	$3,565,842	$(2,007,370)	(56.3)%
Total assets	62,490,143	13,072,265	$75,562,408	63,074,062	12,641,882	$75,715,944	$(153,536)	(0.2)%

The Company reported total income before income taxes related to its Consumer activities of $312.1 million and $1.6 billion, for the three-month and nine-month periods ended September 30, 2022, respectively, compared to income before income taxes of $1.0 billion and $3.6 billion for the corresponding periods in 2021. The most significant drivers of the change were:

•Non-interest income for Auto decreased $123.0 million and $566.4 million for the three-month and nine-month periods ended September 30, 2022, respectively, compared to the corresponding periods of 2021. This change was primarily due to continued lower leased vehicle income.
•Credit loss expense in Auto increased $501.1 million and $1.2 billion or the three-month and nine-month periods ended September 30, 2022 respectively, compared to the corresponding periods in 2021. The increase in Auto is due to continued normalization in auto credit performance and overall macro environment changes.
•Credit loss expense in CBB increased $76.3 million and $158.9 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to the corresponding periods in 2021. The increase in CBB is driven by the prior year release of reserves built up during the COVID-19 pandemic along with an increase of the reserve in 2022 due to growth in the personal unsecured loan portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three-Month Period Ended	September 30, 2022			September 30, 2021			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$80,734	$92,271	$173,005	$71,184	$85,335	$156,519	$16,486	10.5%
Non-interest income	18,992	10,810	$29,802	16,468	7,340	$23,808	$5,994	25.2%
Credit loss expense / (benefit)	27,295	6,243	$33,538	6,826	(4,580)	$2,246	$31,292	1,393.2%
Total expenses	60,796	28,219	$89,015	61,976	27,136	$89,112	$(97)	(0.1)%
Income/(loss) before income taxes	11,635	68,619	$80,254	18,850	70,119	$88,969	$(8,715)	(9.8)%

Nine-Month Period Ended	September 30, 2022			September 30, 2021			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$224,191	$255,453	$479,644	$217,450	$253,402	$470,852	$8,792	1.9%
Non-interest income	49,250	33,841	$83,091	51,486	28,117	$79,603	$3,488	4.4%
Credit loss expense / (benefit)	39,551	(8,544)	$31,007	(45,236)	(231)	$(45,467)	$76,474	168.2%
Total expenses	192,984	86,827	$279,811	188,138	84,300	$272,438	$7,373	2.7%
Income/(loss) before income taxes	40,906	211,011	$251,917	126,034	197,450	$323,484	$(71,567)	(22.1)%
Total assets	6,559,994	19,663,939	$26,223,933	7,129,274	17,115,659	$24,244,933	$1,979,000	8.2%

The Company reported total income before income taxes related to its Commercial activities of $80.3 million and $251.9 million, for the three-month and nine-month periods ended September 30, 2022 respectively, compared to income before income taxes of $89.0 million and $323.5 million for the corresponding periods in 2021. The most significant drivers of the change were:

•Credit loss expense in C&I increased $84.8 million for the nine-month period ended September 30, 2022, compared to the corresponding period of 2021. This increase is due to the prior year release of some of the reserves built up during the COVID-19 pandemic, as a result of an improving outlook, along with an increase of the reserve in 2022 due to changes in delinquency levels. Additionally, net chargeoffs have also been slightly higher in 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$50,364	$25,516	$124,613	$83,172	$24,848	97.4%	$41,441	49.8%
Total non-interest income	54,470	48,348	192,389	180,426	6,122	12.7%	11,963	6.6%
Credit loss expense / (benefit)	905	(9,775)	4,295	(32,102)	10,680	109.3%	36,397	113.4%
Total expenses	124,778	68,191	317,425	198,302	56,587	83.0%	119,123	60.1%
Income / (Loss) before income taxes	(20,849)	15,448	(4,718)	97,398	(36,297)	(235.0)%	(102,116)	(104.8)%
Total assets			30,358,386	12,560,907			17,797,479	141.7%

CIB reported losses before income taxes of $20.8 million and $4.7 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to income before income taxes of $15.4 million and $97.4 million for the corresponding periods in 2021. Factors contributing to this change were:

•Net interest income increased $41.4 million for the nine-month period ended September 30, 2022, compared to the corresponding period in 2021. This increase is mainly due to the acquisition of PCH in Q2 2022. Additionally, there was increased securities financing activities across CIB.
•Credit loss expense increased $36.4 million for the nine-month period ended September 30, 2022, compared to the corresponding period of 2021. This increase is due to the prior year release of reserves built up during the COVID-19 pandemic, as a result of an improving outlook, along with a slight increase of the reserve in 2022 due to higher originations.
•Total expenses increased $56.6 million and $119.1 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to the corresponding periods in 2021, The increases are primarily driven by the additional operating costs of APS, along with roughly 30% increases at SBNA for consulting and outside service costs.

Wealth Management

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$53,870	$24,371	$118,239	$71,222	$29,499	121.0%	$47,017	66.0%
Total non-interest income	63,748	63,940	203,986	190,182	(192)	(0.3)%	13,804	7.3%
Credit loss expense / (benefit)	—	(95)	—	(265)	95	100.0%	265	100.0%
Total expenses	62,110	58,248	183,142	161,565	3,862	6.6%	21,577	13.4%
Income / (Loss) before income taxes	55,508	30,158	139,083	100,104	25,350	84.1%	38,979	38.9%
Total assets			7,944,125	7,845,899			98,226	1.3%

Wealth Management reported income before income taxes of $55.5 million and $139.1 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to income before income taxes of $30.2 million and $100.1 million for the corresponding periods in 2021. The primary factor contributing to this change was:

•Net interest income increased $29.5 million and $47.0 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to the corresponding periods in 2021, predominantly due to higher interest rates earned on new and renewed loans in 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2022	2021	2022	2021	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(67,240)	$(69,549)	$(205,068)	$(210,093)	$2,309	3.3%	$5,025	2.4%
Total non-interest income	(5,180)	23,665	33,956	76,775	(28,845)	(121.9)%	(42,819)	(55.8)%
Credit loss expense / (benefit)	(2,723)	(187)	(2,622)	(3,631)	(2,536)	(1,356.1)%	1,009	27.8%
Total expenses	53,216	51,791	148,909	155,266	1,425	2.8%	(6,357)	(4.1)%
Income / (Loss) before income taxes	(122,913)	(97,488)	(317,399)	(284,953)	(25,425)	(26.1)%	(32,446)	(11.4)%
Total assets			26,739,976	35,492,824			(8,752,848)	(24.7)%

The Other category reported a loss before income taxes of $122.9 million and $317.4 million for the three-month and nine-month periods ended September 30, 2022 respectively, compared to a loss before income taxes of $97.5 million and $285.0 million for the corresponding periods in 2021. Factors contributing to these changes were:

•Total non-interest income decreased $42.8 million for the year-to-date ended September 30, 2022 compared to the corresponding period of 2021. This decline is mainly due to the gains on the sale of investments in 2021 compared to the loss on the sale of investments in 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2022		December 31, 2021		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,672,644	7.9%	$7,227,003	7.8%	$445,641	6.2%
C&I	15,053,601	15.5%	14,710,864	16.0%	342,737	2.3%
Multifamily	9,257,062	9.6%	7,547,382	8.2%	1,709,680	22.7%
Other commercial	7,922,101	8.2%	8,170,031	8.9%	(247,930)	(3.0)%
Total commercial loans (1)	39,905,408	41.2%	37,655,280	40.9%	2,250,128	6.0%

Consumer loans secured by real estate:
Residential mortgages	5,287,276	5.5%	5,598,560	6.1%	(311,284)	(5.6)%
Home equity loans and lines of credit	3,160,235	3.3%	3,487,234	3.8%	(326,999)	(9.4)%
Total consumer loans secured by real estate	8,447,511	8.8%	9,085,794	9.9%	(638,283)	(7.0)%

Consumer loans not secured by real estate:
RICs and auto loans	44,647,590	46.1%	43,183,098	46.9%	1,464,492	3.4%
Personal unsecured loans	3,723,535	3.8%	2,009,654	2.2%	1,713,881	85.3%
Other consumer	102,295	0.1%	141,986	0.1%	(39,691)	(28.0)%

Total consumer loans	56,920,931	58.8%	54,420,532	59.1%	2,500,399	4.6%
Total LHFI	$96,826,339	100.0%	$92,075,812	100.0%	$4,750,527	5.2%

Total LHFI with:
Fixed	$67,923,452	70.1%	$64,774,941	70.3%	$3,148,511	4.9%
Variable	28,902,887	29.9%	27,300,871	29.7%	1,602,016	5.9%
Total LHFI	$96,826,339	100.0%	$92,075,812	100.0%	$4,750,527	5.2%
(1) As of September 30, 2022, the Company had $376.2 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Commercial

Commercial loans increased approximately $2.3 billion, or 6.0% from December 31, 2021 to September 30, 2022. This increase was primarily attributed to an increase in Multifamily loans of $1.7 billion, an increase in CRE of $445.6 million and an increase in C&I loans of $342.7 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $638.3 million, from December 31, 2021 to September 30, 2022. This decrease was primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $1.5 billion, from December 31, 2021 to September 30, 2022. The increase in the RIC and auto loan portfolio was primarily due to increases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of September 30, 2022, 59.7% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.7% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because SC's historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

During the quarter ended September 30, 2022, SBNA approved and completed purchases of performing personal unsecured loans from third parties with a UPB of approximately $155.6 million. Servicing was retained by the sellers with no future minimum amounts required to be purchased.

Personal unsecured and other consumer loans HFI increased $1.7 billion from December 31, 2021 to September 30, 2022. The increase is comprised of $720.0 million of loan purchases and $1.0 billion increase in new loan originations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At September 30, 2022, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total (1)
Fixed Rate Loans:
CRE loans	$65,820	$267,611	$171,338	$12,415	$517,184
C&I	668,595	967,554	552,385	307	2,188,841
Multifamily loans	364,287	2,630,900	3,320,425	5,193	6,320,805
Other commercial	2,038,728	2,729,422	1,044,537	977	5,813,664
Total commercial	$3,137,430	$6,595,487	$5,088,685	$18,892	$14,840,494
Residential mortgages	468	27,345	684,214	3,861,314	4,573,341
Home equity loans and lines of credit	1,905	10,033	48,614	28,728	89,280
RICs and auto loans	500,870	24,274,608	19,871,942	170	44,647,590
Personal unsecured loans	35,848	3,300,667	335,817	61	3,672,393
Other consumer	1,222	31,744	29,822	38,111	100,899
Total Fixed Rate Loans	$3,677,743	$34,239,884	$26,059,094	$3,947,276	$67,923,997
Variable Rate Loans:
CRE loans	$1,537,632	$4,793,939	$684,966	$150,745	$7,167,282
C&I	2,960,089	8,606,038	1,364,100	22,067	12,952,294
Multifamily loans	372,012	1,438,224	1,123,039	2,981	2,936,256
Other commercial	1,979,584	124,354	1,133	14,115	2,119,186
Total commercial	$6,849,317	$14,962,555	$3,173,238	$189,908	$25,175,018
Residential Mortgages	173	5,725	146,031	562,554	714,483
Home equity loans and lines of credit	842	3,141	462,362	2,604,609	3,070,954
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	88	—	50,626	430	51,144
Other consumer	—	—	1,397	—	1,397
Total Variable Rate Loans	$6,850,420	$14,971,421	$3,833,654	$3,357,501	$29,012,996
Total	$10,528,163	$49,211,305	$29,892,748	$7,304,777	$96,936,993

(1) Includes LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2022	December 31, 2021	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$29,657	$31,752	$(2,095)	(6.6)%
C&I	101,234	69,754	31,480	45.1%
Multifamily	55,011	103,299	(48,288)	(46.7)%
Other commercial	6,311	9,036	(2,725)	(30.2)%
Total commercial loans	192,213	213,841	(21,628)	(10.1)%

Consumer loans secured by real estate:
Residential mortgages	85,937	123,548	(37,611)	(30.4)%
Home equity loans and lines of credit	80,222	88,310	(8,088)	(9.2)%
Consumer loans not secured by real estate:
RICs and auto loans	1,708,320	1,467,928	240,392	16.4%
Personal unsecured loans	5,192	2,892	2,300	79.5%
Other consumer	3,759	1,047	2,712	259.0%
Total consumer loans	1,883,430	1,683,725	199,705	11.9%
Total non-accrual loans	2,075,643	1,897,566	178,077	9.4%

OREO	3,775	3,724	51	1.4%
Repossessed vehicles	274,642	247,757	26,885	10.9%
Other repossessed assets	295	294	1	0.3%
Total OREO and other repossessed assets	278,712	251,775	26,937	10.7%
Total non-performing assets	$2,354,355	$2,149,341	$205,014	9.5%

Past due 90 days or more as to interest or principal and accruing interest	$2,996	$2,314	$682	29.5%
Non-performing assets as a percentage of total assets	1.4%	1.3%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	September 30, 2022	December 31, 2021	September 30, 2021
ACL to total loan outstanding	7.0%	7.1%	7.4%
ACL	$6,757,488	$6,565,504	$6,850,551
Total loans outstanding	96,936,993	92,330,835	92,512,272
NPL to total loans outstanding	2.1%	2.1%	1.9%
NPL	$2,075,643	$1,897,566	$1,762,934
Total loans outstanding	96,936,993	92,330,835	92,512,272
ACL to NPL	325.6%	346.0%	388.6%
ACL	$6,757,488	$6,565,504	$6,850,551
NPL	2,075,643	1,897,566	1,762,934
NCO during the period to average loans outstanding:
Commercial	0.1%	0.2%	0.1%
Net charge-offs / (recoveries) during the period (1)	$22,779	$68,949	$54,421
Average amount outstanding	37,580,371	38,771,427	39,151,494
Consumer	1.9%	1.2%	0.7%
Net charge-offs / (recoveries) during the period (1)	$1,042,653	$643,146	$358,253
Average amount outstanding	55,429,224	54,066,174	53,824,510
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans decreased from September 30, 2021 to September 30, 2022. The decrease in net charge-offs is primarily due to continued improvement in the CRE portfolio. Consumer net Charge-offs during the period to average loans increased from September 30, 2021 to September 30, 2022. The increase is primarily due to the residual effects of COVID modification programs that lasted into 2021.

Commercial

Commercial NPLs decreased $21.6 million from December 31, 2021 to September 30, 2022. Commercial NPLs accounted for less than 1% of commercial LHFI at September 30, 2022. The change in commercial NPLs was primarily comprised of a decrease of $48.3 million in the Multifamily portfolio, offset by an increase of $31.5 million in the C&I portfolio, comprised primarily of one commercial customer impacted by supply chain issues.

Consumer Loans Secured by Real Estate

NPLs in the Residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $79.6 million or 47.9% of non-performing consumer loans secured by real estate at September 30, 2022, compared to $41.1 million or 19.4% of consumer loans secured by real estate at December 31, 2021.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $240.4 million from December 31, 2021 to September 30, 2022. Non-performing RICs and auto loans accounted for 3.8% and 3.4% of total RICs and auto loans at September 30, 2022 and December 31, 2021, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $2.3 million from December 31, 2021 to September 30, 2022. Non-performing personal unsecured loans accounted for less than 0.1% and 0.1% of total personal unsecured loans at September 30, 2022 and December 31, 2021, respectively.
Delinquencies

Early stage delinquency commercial loans totaled approximately $166.2 million and $113.9 million at September 30, 2022 and December 31, 2021, respectively. Early stage delinquency consumer loans amounted to $4.2 billion and $3.7 billion at September 30, 2022 and December 31, 2021, respectively. The increase in consumer loans delinquencies is primarily due to normal seasonality experienced in the RIC and auto loan portfolio as well as pressures from the economic factors. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $540.8 million from December 31, 2021 to September 30, 2022, primarily due to past due auto loans.

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

The following table summarizes TDRs at the dates indicated:

	As of September 30, 2022
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$75,449	55.7%	$196,373	72.7%	$2,499,523	87.4%	$18,106	98.4%	$2,789,451
Non-performing	59,892	44.3%	73,569	27.3%	360,876	12.6%	288	1.6%	494,625
Total	$135,341	100.0%	$269,942	100.0%	$2,860,399	100.0%	$18,394	100.0%	$3,284,076

% of loan portfolio	0.3%	n/a	3.2%	n/a	6.4%	n/a	0.5%	n/a	3.4%
(1) Excludes LHFS.

	As of December 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,582	51.2%	$171,991	60.7%	$3,341,939	89.4%	$24,081	97.7%	$3,641,593
Non-performing	98,620	48.8%	111,511	39.3%	397,122	10.6%	571	2.3%	607,824
Total	$202,202	100.0%	$283,502	100.0%	$3,739,061	100.0%	$24,652	100.0%	$4,249,417

% of loan portfolio	0.5%	n/a	3.1%	n/a	8.7%	n/a	1.1%	n/a	4.6%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Nine-Month Period Ended September 30, 2022		Nine-Month Period Ended September 30, 2021
(in thousands)	RICs and Auto Loans	All Other Loans(1)(2)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,731,960	$510,356	$3,987,845	$336,284
New TDRs(1)	541,796	88,891	1,925,149	405,067
TDRs charged-off / repossessed	(380,140)	(11,449)	(599,083)	(10,605)
Sold TDRs	—	—	(1,192,995)	—
Payments on TDRs	(1,033,217)	(164,121)	(63,625)	(201,425)
TDRs, end of period	$2,860,399	$423,677	$4,057,291	$529,321
(1) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

The decrease in RIC and auto loan TDRs from September 30, 2021 to September 30, 2022 was attributed to TDR loan payoffs which outpaced new TDRs. The decrease in all other TDR loans from September 30, 2021 to September 30, 2022 was due to lower TDR modifications stemming from the residual effects of COVID-19 modification programs that lasted into 2021.

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

ACL

The increase in the ACL from December 31, 2021 to September 30, 2022 is due to market deterioration, increased charge-offs in the RIC portfolio, and new originations in the personal unsecured portfolios. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $104.1 million at December 31, 2021 to $82.4 million at September 30, 2022. The decrease of the reserve for unfunded lending commitments was due to a $18.1 million decrease on commercial commitments and a $3.6 million decrease on consumer commitments.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Investment securities AFS:
U.S. Treasury securities and government agencies	$4,051,630	$6,172,652
FNMA and FHLMC securities	2,357,878	4,327,556
Other securities (1)	883,067	813,729
Total investment securities AFS	7,292,575	11,313,937
Investment securities HTM:
U.S. government agencies	8,078,263	6,702,471
FNMA and FHLMC securities	1,575,543	—
Total investment securities HTM	9,653,806	6,702,471
Trading securities	4,786,820	35,791
Other investments	1,338,865	1,060,347
Total investment portfolio	$23,072,066	$19,112,546
(1) Other securities primarily include corporate debt securities and ABS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	September 30, 2022	December 31, 2021	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$209,049	$73,618	$135,431	184.0%
Corporate debt securities	381,215	276,007	105,208	38.1%
ABS	501,852	537,722	(35,870)	(6.7)%
MBS:
GNMA - Residential	3,239,072	4,066,195	(827,123)	(20.3)%
GNMA - Commercial	603,509	2,032,839	(1,429,330)	(70.3)%
FHLMC and FNMA - Residential	2,260,651	4,219,641	(1,958,990)	(46.4)%
FHLMC and FNMA - Commercial	97,227	107,915	(10,688)	(9.9)%
Total investments in debt securities AFS	$7,292,575	$11,313,937	$(4,021,362)	(35.5)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2022 was approximately 7.77 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2022 was approximately 3.72 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 367 investment securities classified as HTM as of September 30, 2022.

(in thousands)	September 30, 2022	December 31, 2021	Change in unrealized gain/(loss)
Total unrealized loss	$(835,436)	$(138,703)	$(696,733)
Total unrealized gain	297	42,687	(42,390)
Total unrealized gain/(loss) position	$(835,139)	$(96,016)	$(739,123)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2022:

	September 30, 2022
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,981,118	$1,748,959
FHLMC	2,330,766	2,040,266
GNMA (1)	12,292,960	10,788,015
Total	$16,604,844	$14,577,240
(1) Includes U.S. government agency MBS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. Consistent with ASC 350, the Company does not amortize goodwill, and reviews the goodwill recorded for impairment on an annual basis or more frequently when events or changes in circumstances indicate the potential for goodwill impairment. At September 30, 2022, goodwill totaled $2.8 billion and represented 1.7% of total assets and 14.5% of total stockholder's equity. The following table shows goodwill by reporting units at September 30, 2022:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at September 30, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$2,767,732

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2021 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2022, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed. Refer to Note 5 and Note 18 to these Condensed Consolidated Financial Statements for discussion of changes to the Company's organizational structure impacting goodwill during the first half of 2022.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $379.7 million at September 30, 2022 (consisting of a deferred tax asset balance of $186.0 million and a deferred tax liability balance of $565.7 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2022 and 2021, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2022 and 2021, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of SHUSA and SBNA at September 30, 2022:

	SHUSA

	September 30, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	15.17%	6.50%	4.50%
Tier 1 capital ratio	15.46%	8.00%	6.00%
Total capital ratio	17.17%	10.00%	8.00%
Leverage ratio	11.13%	5.00%	4.00%

	SBNA

	September 30, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.96%	6.50%	4.50%
Tier 1 capital ratio	14.96%	8.00%	6.00%
Total capital ratio	16.21%	10.00%	8.00%
Leverage ratio	11.82%	5.00%	4.00%
(1)    Capital ratios starting in the first quarter of 2020 calculated under CECL transition provisions permitted by the CARES Act.

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

SC

SC requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SC funds its operations through its lending relationships with third-party banks, Santander and SHUSA, and through securitizations in the ABS market. SC seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SC has more than $6.1 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements. SC uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments.

During the quarter ended September 30, 2022, SC completed on-balance sheet funding transactions totaling approximately $6.7 billion, including:

•securitizations on its SDART platform for approximately $4.4 billion; and
•lease securitizations on its SCARF platform for approximately $2.3 billion.

For information regarding SC's debt, see Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Subsidiaries

The primary sources of liquidity for our other subsidiaries are from customer deposits and deposits from affiliated banks, as well as interest income generated on CIB activities.

SIS has entered into a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity. In November 2021, the liquidity line was increased to $4.0 billion. At September 30, 2022, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, APS entered into a loan agreement with SHUSA following the acquisition for the purpose of repaying its outstanding third party debt. The loan with an approximate balance of $163 million at September 30, 2022 eliminates in consolidation.

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

Available Liquidity

As of September 30, 2022, SBNA had approximately $13.8 billion in committed liquidity from the FHLB and the FRB. Of this amount, $8.8 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2022 and December 31, 2021, liquid assets (cash and cash equivalents and LHFS) and securities AFS exclusive of securities pledged as collateral) totaled approximately $17.1 billion and $29.4 billion, respectively. These amounts represented 23.7% and 36.4% of total deposits at September 30, 2022 and December 31, 2021, respectively. As of September 30, 2022, SBNA and BSI had $2.3 billion and $1.1 billion, respectively, in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations.

Cash, cash equivalents, and restricted cash

	Nine-Month Period Ended September 30,
(in thousands)	2022	2021
Net cash flows from operating activities	$3,735,451	$6,729,236
Net cash flows from investing activities	(4,769,616)	(3,460,182)
Net cash flows from financing activities	(9,669,163)	3,024,746

Cash flows from operating activities

Net cash flow from operating activities decreased by $3.0 billion from the year-to-date ended September 30, 2021 to the year-to-date ended September 30, 2022, primarily due to a decrease in net income and a decrease in proceeds from sales of and collections on LHFS which included the sale of the Bluestem personal lending portfolio during the year-to-date ended September 30, 2021.

Cash flows from investing activities

Net cash flow from investing activities decreased by $1.3 billion from the year-to-date ended September 30, 2021 to the year-to-date ended September 30, 2022, primarily due to decreases in proceeds from sales, prepayments, and maturities of AFS investments and a decrease in proceeds from sales of LHFI, offset by an increase in purchases of AFS investments.

Cash flows from financing activities

Net cash flow from financing activities decreased by $12.7 billion from the year-to-date ended September 30, 2021 to the year-to-date ended September 30, 2022, primarily due to a decrease in deposits and dividends paid on common stock.

See the SCF for further details on the Company's sources and uses of cash.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

SC has a credit facility with several banks providing an aggregate commitment of $600.0 million for the exclusive use of providing short-term liquidity needs to support preferred lessor financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, SC has credit facilities with several banks providing an aggregate commitment of $6.3 billion for the exclusive use of providing short-term liquidity needs to support core and preferred lender financing. As of September 30, 2022, there was an outstanding balance of $2.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

SC also obtains financing through investment management or repurchase agreements under which it pledges retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of September 30, 2022, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $4.7 billion of term financing with maturities ranging from November 2022 to September 2025. These loans eliminate in the consolidation of SHUSA.

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

At September 30, 2022, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of September 30, 2022, the Company had total contractual cash obligations of $75.5 billion which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $27.0 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $29.8 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $8.2 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of September 30, 2022, the Company had 530,391,043 shares of common stock outstanding. During the years-to-date ended September 30, 2022 and 2021, the Company paid cash dividends of $3.0 billion and zero, respectively to its common stock shareholder, Santander.

During the year-to-date ended September 30, 2022, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•SC declared and paid $3.5 billion in dividends to SHUSA.
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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2022 and December 31, 2021:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2022	December 31, 2021
Down 100 basis points	(2.25)%	(2.63)%
Up 100 basis points	2.11%	4.33%
Up 200 basis points	4.15%	8.17%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2022 and December 31, 2021.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2022	December 31, 2021
Down 100 basis points	2.79%	(3.18)%
Up 100 basis points	(3.58)%	(0.91)%
Up 200 basis points	(7.21)%	(3.71)%

As of September 30, 2022, the Company’s profile reflected an increase of MVE of 2.79% for downward parallel interest rate shocks of 100 basis points and a decrease of 3.58% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of September 30, 2022, (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statement of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan and lease transfer activities within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF which resulted in the restatement of the Consolidated Financial Statements as of and for the period ending March 31, June 30 and September 30, 2021. Additionally, this material weakness could result in further misstatements of the classification of cash flows for loan and lease transfer activities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Status of Reported Material Weakness

The Company is currently working to remediate the material weakness described above, including:
•enhancing the process around identification and tracking of the classification of loans at origination;
•enhancing the review controls, and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF;
•enhancing procedures around loan and lease transfer activities that may have an impact on reporting the operating and investing sections of the SCF;
•enhancing the controls pertaining to manual entries as they relate to their impact on loan and lease transfer activities within the SCF.

Changes in Internal Control over Financial Reporting

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded PCH from management's reporting on internal control over financial reporting for the quarter ended September 30, 2022. We will continue to evaluate the effectiveness of internal controls over financial reporting as we complete the integration of PCH. The acquisition of PCH contributed $15.7 billion of assets, or 9.4% of our total assets, at September 30, 2022. The acquisition also contributed $283.8 million of revenue, or 9.0% of our total revenue, for the three-month period ended September 30, 2022 and $411.5 million of revenue, or 4.7% of our total revenue for the nine-month period ended September 30, 2022.

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine-month period ended September 30, 2022 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the US under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by Santander Consumer Bank, S.A. on these accounts in the nine-month period ended September 30, 2022.

•Santander Brasil holds two blocked accounts for a customer with domicile in Brazil designated by the U.S. under the SDGT sanctions program. The relationship with the customer preceded its designation under the sanctions program. Revenues and profits generated by Santander Brasil on this account in the nine-month period ended September 30, 2022 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the US under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine-month period ended September 30, 2022 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 11, 2022	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 11, 2022	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President