Form 10-K
period 2022-12-31
Santander Holdings USA, Inc.
filed 2023-03-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
Registrant’s telephone number including area code (800) 493-8219
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑. No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
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
Number of shares of common stock outstanding at February 28, 2023: 530,391,043 shares

Since all of the registrant’s common stock is owned by Banco Santander, S.A., a reporting company under the Securities Exchange Act of 1934, and as of December 31, 2022, the registrant does not have publicly held equity securities, it has determined that it meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is omitting certain items (Items 10-13 and Exhibit 21) from this Annual Report on Form 10-K as permitted under General Instruction I of Form 10-K
2

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
•risks SHUSA faces implementing its growth strategy, including SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people, successfully complete and integrate mergers and acquisitions, and raise capital necessary to achieve its business goals and comply with regulatory requirements;
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
•SHUSA’s ability to implement its ESG strategy and appropriately address social, environmental and sustainability matters that may arise from its activities;
•the adverse impact of COVID-19 on our business, financial condition, liquidity, reputation and results of operations;
•natural or man-made disasters including pandemics and other significant public health emergencies, outbreaks or escalations of hostilities or effects of climate change, and SHUSA's ability to deal with disruptions caused by such disasters and emergencies;
•acts of terrorism or domestic or foreign military conflicts; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2022.

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

2022 Resolution Plan: the Section 165(d) Resolution Plan most recently filed by Santander in June 2022.	CRA: Community Reinvestment Act
401-K Plan: SBNA's 401-K Plan	CRD IV: Capital Requirements Directive IV
ABS: Asset-backed securities	CRE: Commercial Real Estate
ACL: Allowance for credit losses	DCF: Discounted cash flow
ADRs: American Depositary Receipts	DE&I: Diversity, equity & inclusion
AFS: Available-for-sale	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ALLL: Allowance for loan and lease losses	DOJ: Department of Justice
AOCI: Accumulated other comprehensive income	DPD: days past due
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	DRIVE: Drive Auto Receivables Trust, a securitization platform
ASC: Accounting Standards Codification	DTI: Debt-to-income
ASU: Accounting Standards Update	EAD: Exposure at default
ATM: Automated teller machine	EFG: Enterprise Financial Group
BHC: Bank holding company	EIR: Effective interest rate
BHCA: Bank Holding Company Act of 1956, as amended	ESG: Environmental, Social, and Governance
BOLI: Bank-owned life insurance	ETR: Effective tax rate
Brokers: Independent parties	EU: European Union
Broker-Dealers: At December 31, 2022, SIS, APS, and SSLLC	Evaluation Date: December 31, 2022
BSI: Banco Santander International	Exchange Act: Securities Exchange Act of 1934, as amended
C&I: Commercial and Industrial Banking	FASB: Financial Accounting Standards Board
CARES Act: Coronavirus Aid CBB, Relief, and Economic Security Act	FBO: Foreign banking organization
CBB: Consumer and Business Banking	FDIA: Federal Deposit Insurance Corporation Improvement Act
CBP: Citizens Bank of Philadelphia	FDIC: Federal Deposit Insurance Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	Federal Reserve: Board of Governors of the Federal Reserve System
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CDO: Chief Diversity Officer	FICO®: Fair Isaac Corporation credit scoring model
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	FINRA: Financial Industrial Regulatory Authority
CEO: Chief Executive Officer	FNMA: Federal National Mortgage Association
CET1: Common equity Tier 1	FOMC: Federal Open Market Committee
CEVF: Commercial Equipment Vehicle Financing	FRB: Federal Reserve Bank
CFPB: Consumer Financial Protection Bureau	FVO: Fair value option
CFO: Chief Financial Officer	GAAP: Accounting principles generally accepted in the United States of America
CFTC: Commodity Futures Trading Commission	GAP: Guaranteed Auto Protection
CHRO: Chief Human Resources Officer	GDP: Gross domestic product
CIB: Corporate and Investment Banking	GLBA: Gramm-Leach-Bliley Act
CLTV: Combined loan-to-value	GNMA: Government National Mortgage Association
CME: Chicago Mercantile Exchange	GSIB: globally systemically important bank
Company: Santander Holdings USA, Inc.	HFI: Held for investment
COSO: Committee of Sponsoring Organizations	HFS: Held for sale
Covered Fund: a hedge fund or a private equity fund	HPI: Housing price index
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020
CPR: constant prepayment rate

IBOR: Inter-bank offered rate	PD: Probability of default
HTM: Held to maturity	REIT: Real estate investment trust
IDI: insured depository institution	RIC: Retail installment contract
IFRS: International Financial Reporting Standards	ROU: Right-of-use
IHC: U.S. intermediate holding company	RV: Recreational vehicle
Interim Policy: Policy issued by the Federal Policy for the third quarter of 2020 and since extended that prohibits share repurchases and limiting dividends by CCAR institutions	RWA: Risk-weighted asset
IRC: Internal Revenue Code	S&P: Standard & Poor's
IRS: Internal Revenue Service	SanCap: Santander US Capital Markets, LLC
ISDA: International Swaps and Derivatives Association, Inc.	San Mexico: Grupo Financiero Santander Mexico
IT: Information technology	Santander: Banco Santander, S.A.
LCR: liquidity coverage ratio	Santander Global Technology: Santander Global Technology S.L.
LGD: Loss given default	Santander UK: Santander UK plc
LHFI: Loans held for investment	SBNA or the Bank: Santander Bank, National Association
LHFS: Loans held for sale	SBC: Santander BanCorp and its subsidiaries
LIBOR: London Interbank Offered Rate	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIHTC: Low income housing tax credit	SCB: stress capital buffer
LTD: Long-term debt	SC Common Stock: Common shares of SC
LTV: Loan-to-value	SCARF: Santander Consumer Auto Receivables Funding
MBS: Mortgage-backed securities	SCART: Santander Consumer Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCF: Statements of cash flows
MMNA: Mitsubishi Motors North America, Inc.	SDART: Santander Drive Auto Receivables Trust
ME: Material entity	SDGT: Specially Designated Global Terrorist
Moody’s: Moody's Investors Service, Inc.	SEC: Securities and Exchange Commission
MPLFA: Ten-year master private-label financing agreement with Stellantis	Securities Act: Securities Act of 1933, as amended
MSPA: Master Securities Purchase Agreement	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MSR: Mortgage servicing right	Series E Preferred Stock: the Company’s 8.410% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,0000 per share
MVE: Market value of equity	SHUSA: Santander Holdings USA, Inc.
NCI: Non-controlling interest	SOFR: Secured Overnight Financing Rate
NFA: National Futures Association	SPAIN: Santander Private Auto Issuing Note
NMDs: non-maturity deposits	SPE: Special purpose entity
NMTC: New market tax credits	SSLLC: Santander Securities LLC
NPL: Non-performing loan	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
SHUSA/U.S. Risk Committee: Joint SHUSA and Combined U.S. Operations of Santander Risk Committee	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
SIS: Santander Investment Securities Inc.	TBV: tangible book value
NPR: notice of proposed rule-making	TCJA: Tax Cut and Jobs Act of 2017
NYSE: New York Stock Exchange	TDR: Troubled debt restructuring
OCC: Office of the Comptroller of the Currency	TLAC: Total loss-absorbing capacity
OCI: Other comprehensive income	TLAC Rule: The Federal Reserve’s total loss-absorbing capacity rule
OEM: Original equipment manufacturer	Trusts: Securitization trusts
OIS: Overnight indexed swap	U.K.: United Kingdom
OREO: Other real estate owned	UPB: Unpaid principal balance
OTC: Over-the-counter	USD: United States dollar
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	U.S. MEs: U.S. material entities of Santander
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	VIE: Variable interest entity
PCD: purchased credit-deteriorated	VOE: Voting rights entity
YTD: Year-to-date

PART I
ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports on Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker-dealer headquartered in New York providing institutional and middle market clients with access to a broad range of fixed income products including mortgage products, investment grade credit, U.S. Government and federal agency securities, fixed-income structured products banking and advisory services; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

The Company specializes in consumer financing focused on vehicle finance, servicing of third-party vehicle financing, and delivering service to dealers and customers across the full credit spectrum. This includes indirect origination and servicing of vehicle loans and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers, origination of vehicle loans through a web-based direct lending program, purchases of vehicle loans from other lenders, and servicing of automobile and recreational and marine vehicle portfolios for other lenders. The Company sells consumer vehicle loans and leases through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer vehicle loans and leases.

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis's preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. In the second quarter of 2022, the Company announced it had reached an agreement with Stellantis to amend and extend the MPLFA through December 2025. In June 2022, the Company launched a preferred lender, full spectrum financing program in partnership with MMNA to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware; and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt capital markets, investment banking, exchange traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

Acquisition of SC Common Stock

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% NCI in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, Additional paid in capital decreased by $591.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the Federal Reserve Bank of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities as a market maker of U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. PCH has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. No material adjustments to the fair values disclosed below are expected. Goodwill of approximately $172 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles will be amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively. Immediately prior to the acquisition, SHUSA lent ASG Holdings, a subsidiary of PCH, $163 million (on an unsecured basis), which PCH used to pay off certain existing third-party debt.

In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed Santander US Capital Markets LLC. Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

Segments

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: Auto, CBB, C&I, CRE, CIB, and Wealth Management.

•The Auto segment includes the Company's consumer and commercial auto loans and leases and the Company's commercial loans to dealers and dealer floorplan financing products. This includes the Company's specialized consumer finance subsidiary focused on vehicle finance and third-party servicing. The specialized consumer finance primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. All intercompany revenue and fees between consolidated affiliates are eliminated in the consolidated results of the Company.
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as unsecured personal loans, credit cards, and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts and insurance products through a networking agreement with a consolidated affiliate.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, commercial credit cards, and cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE segment offers CRE loans, CEVF, and multifamily loans, as well as cash management and deposit services to customers. This category also includes community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.
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

Our responsible growth strategy includes a focus on addressing global sustainability challenges. We contribute to the effective transition towards a more just and sustainable economy by supporting the sustainable transition, reducing our environmental footprint, and identifying, assessing, and managing climate-change-related risks and opportunities to build a comprehensive sustainable and green finance proposition.

Our ESG strategy includes:
•Empowering people and business by expanding access to capital, financial education, and training opportunities
•Supporting the green economy by supporting the sustainable transition for customers and achieving our sustainability goals; and
•Fostering inclusive communities by meeting the needs of underserved individuals and communities and by championing diversity, equity, and inclusion.

In 2022, Santander U.S. released its first Environmental, Social, and Governance report, entitled Building Paths to Prosperity, available on the Company's website.

Our three most significant climate-related opportunities are:
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

We are committed to a more sustainable economy by addressing climate change and sustainable business practices. We continue to make progress towards meeting our goals which include, but are not limited to:

•Becoming carbon neutral in operations. This goal was first achieved in 2020 and will continue to be achieved through purchase of offsets, while reducing our carbon footprint.
•Becoming single-use plastic-free at all facilities, where feasible. The goal was first achieved in 2021 and the Company continues to work with suppliers to reduce plastic usage.
•100% purchasing of renewable electricity for facilities, where possible, by 2025.
•Filling 30% of senior positions with women by 2025.
•Eliminating any equal pay gap by 2025.

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
•Culture, Engagement and Employer Branding--activates and promotes Santander’s employer value proposition in the U.S., fostering a unified, “One Santander” organization, elevating employee engagement and attracting top talent.
•Compensation, Payroll and Benefits and HR Technology – responsible for compensation and benefits strategy and consulting with the business on compensation matters and compensation governance, as well as payroll, benefits and human capital management support.
•Talent Acquisition – sources, hires, and onboards the best-qualified candidates, from within or outside of the organization.
•Talent Management – develops, engages, and retains the right talent to ensure the Company operates as a high-performing organization and achieves business objectives.
•Learning & Development – partners with business areas to design, develop, and implement learning solutions that provide employees with the knowledge, skills, and abilities to meet and exceed the organization’s goals and objectives.
•Employee Relations – supports the Company to assist with conflict resolution, internal investigations, and questions on HR policies and procedures for all employees.
•DE&I - focuses on supporting workforce diversity and encourages an inclusive culture.

DE&I

Our focus on diversity, equity, and inclusion starts with inclusion, diversity is the outcome, while equity is how we get there. Diversity is defined beyond gender, race, and ethnicity to capture our employees' multiple intersectionalities. Since diversity is defined so broadly, DE&I focuses on influencing a more inclusive culture and developing programming that positively impacts employees at multiple organizational levels. We believe that a diverse, equitable, and inclusive environment helps create prosperity for our employees, customers, and communities. Our culture is underpinned by our core values and includes an unwavering commitment to serving the underserved among us.

In 2020, the Company established the Office of Diversity, Equity, and Inclusion with a CDO who has dual reporting relationships to the Santander U.S. Diversity Champion and the SHUSA and SBNA CHRO. The CDO serves as a senior executive leading the Company's cultural change initiatives, with a focus on comprehensive and results-driven program management.

The Office of DE&I implemented several initiatives including an inclusive culture campaign; deep level people data analytics; leadership development programs; mentorship and sponsorship for employees; DE&I best practices, standards, and audits; and the re-launch of the Company’s DE&I webpage. The Company continues to be committed to advancing diversity, equity, and inclusion, not only for ourselves, but also for those we serve.

Compensation and Benefits

We provide competitive compensation, benefits, and services that help attract, retain and incentivize our employees. Our compensation and benefits package includes competitive pay, healthcare, retirement benefits, as well as paid time off and holidays, parental leave, disability benefits, military leave, and paid development and volunteer time off, along with other benefits and employee resources. We design our incentive compensation to reward pay for performance while appropriately mitigating risk in line with our corporate behaviors and ethical principles.

Our workforce across all of Santander U.S. was approximately 13,700 employees at December 31, 2022. None of our employees is represented by a collective bargaining agreement. At December 31, 2022, the Company's 12-month rolling voluntary attrition rate was 18.6%.

Learning and Development & Talent Management

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

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being, including a comprehensive well-being platform. During 2022, the Company sponsored two medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, and condition management and support. For January 2023, to help ensure that healthcare is accessible for all employees, the Company introduced a new lower cost medical plan that is entirely co-pay based, has no deductible and includes inclusive family planning benefits.

In 2022, the pandemic continued to have an impact on our human capital management. We continued to allow our non-location dependent staff to work remotely during various times of the year, while maintaining protocols and procedures for the safety of our employees, including an onsite vaccination requirement. We recently ended our COVID-19 protocols effective as of January 17, 2023, and will continue to monitor the ongoing pandemic.

Competition

The Company’s primary competitors are:
•national and regional banks, credit unions, and independent financial institutions;
•digital and virtual banks;
•the affiliated finance companies of automotive manufacturers; and
•trust companies, full service banks, asset managers, investment advisors, securities dealers, and mutual fund companies.

The Company is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, the availability of alternate channels of distribution, and servicing capabilities. Direct competition for deposits comes primarily from other national, regional, and state banks, digital banks, thrift institutions, and broker-dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities dealers and credit unions.

The primary factors driving competition for commercial and consumer loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for originating loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

The automotive finance industry is highly competitive. While the used car financing market is fragmented with no single lender accounting for more than 10% of the market, there are a number of competitors in both the new and used car markets that have substantial positions nationally or in the markets in which they operate. The Company competes on the pricing offered on loans and leases as well as the customer service provided to automotive dealer customers. Pricing for these loans and leases is transparent because the Company, like its industry competitors, posts pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare the Company's pricing against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers tailor product offerings to meet each individual dealer's needs.

The Company seeks to compete effectively through its proprietary credit-scoring system and industry experience, which are used to establish appropriate risk pricing. The Company has built and seeks to develop strong dealer relationships through a nationwide sales force and a long history in the automotive finance space. Further, the Company expects to continue deepening dealer relationships through the captive financing product offerings and believes it can compete effectively by continuing to expand those relationships.

Supervision and Regulation

The U.S. lending industry is highly regulated under various federal laws, including the Truth-in-Lending Act, Equal Credit Opportunity Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Leasing Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, the DFA and the GLBA, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the Federal Trade Commission, and the DOJ and by regulatory agencies in each state in which the Company and its subsidiaries transact business.

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

SBNA is a national bank chartered under the National Bank Act and subject to supervision by the OCC, which has the ability to limit certain of its activities, such as the timing and amount of dividends and certain transactions that it might otherwise desire to enter into, such as merger and acquisition opportunities, or to impose other limitations on the Bank’s growth and is insured by the FDIC.

The Broker Dealers are subject to regulation under FINRA as well as state regulatory authorities.

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

The Company would be required to obtain approval from the Federal Reserve if the Company were to acquire 5% or more of any class of voting shares of any depository institution or any holding company of a depository institution.

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

FDIC insurance premium expenses were $44.0 million for the year ended December 31, 2022.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, IDIs must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2022, SBNA met the criteria to be classified as “well capitalized.”

If capital levels fall to significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to FDIC and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions and repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the institution’s capital account.

Federal banking laws, regulations and policies limit SBNA’s ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, (3) the Bank has negative retained earnings, or (4) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval is required if the OCC deems the Bank to be in troubled condition or a problem institution.

Any dividends declared and paid have the effect of reducing SBNA’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2022, 2021, and 2020, SBNA did not pay dividends to SHUSA.

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

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. The Federal Housing Finance Agency is an agency of the federal government that is charged with overseeing the FHLBs. Each FHLB is owned by its member institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $184.5 million as of December 31, 2022, compared to $37.0 million at December 31, 2021. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $11.1 billion at December 31, 2022, and had outstanding advances of $4.0 billion. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $4.6 million and $3.0 million in dividends on its stock in the FHLB of Pittsburgh in 2022 and 2021, respectively.

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
Financial Privacy and Cyber Security

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

The Company and its subsidiaries use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act which regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates, and using affiliate data for marketing purposes.

In 2020, the California Consumer Privacy Act took effect, requiring for-profit businesses which conduct business in California, among other things, to notify affected individuals when there has been a security breach of their personal data, and imposes increased privacy and security obligations of entities handling certain personal information of individuals. Other states are considering analogous legislation.

Effective in April 2022, federal banking regulators imposed a new rule which requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after it has been determined that a cyber incident has occurred. That rule defines a significant computer-security incident as an incident that has materially affected or is reasonably likely to materially affect, the viability of a banking organization’s key operations or its ability to deliver banking products and services, or the stability of the financial sector.

Environmental Laws

Environmentally-related hazards are a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. In addition to property examinations, the Company performs environmental reviews of its clients in oil & gas, metals, mining, and other industries with an environmental impact. To minimize this risk, SBNA may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with SBNA. The Company is not aware of any borrower which is currently subject to any environmental investigation or clean-up proceeding or any other environmental matter that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA or its subsidiaries.

Securities and Investment Regulation

The Company conducts its securities and investment business activities through its subsidiaries APS, SIS and SSLLC. APS, SIS and SSLLC are registered broker-dealers with the SEC and members of FINRA. APS’s activities include investment banking, acting as a market maker of U.S. fixed-income securities and self-clearing fixed-income securities. SIS’s activities include investment banking, institutional sales, trading and offering research reports of Latin American and European equity and fixed income securities. SSLLC is also a registered investment adviser with the SEC, and BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

Written Agreements and Regulatory Actions

See the “Regulatory Matters” section of the MD&A and Note 22 of the Consolidated Financial Statements in this Annual Report on Form 10-K for a description of current regulatory actions.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. Our filings are also accessible through our website at: https://www.santanderus.com/us/investorshareholderrelations. The information contained on our website is not being incorporated herein and is provided for the information of the reader.

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

In addition, these concerns continue even as the global economy recovers. If countries with significant economies default on their debt or experience a significant widening of credit spreads, it may delay or weaken economic recovery, adversely affect financial institutions and bank systems related to that region, result in the exit of member states from organizations such as the Eurozone, or contribute to other more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe stress and adverse consequences for global financial markets, likely affecting the economy and capital markets in the United States as well.

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

The Company, in collaboration with its subsidiaries and affiliates, has engaged in an enterprise-wide initiative to identify, assess, monitor and remediate risks associated with the potential discontinuation or unavailability of LIBOR and the transition to use of alternative reference rates such as SOFR. As part of these efforts, the Company established a LIBOR Transition Steering Committee that includes the Company’s Chief Accounting Officer and Treasurer and representatives of the Company’s significant subsidiaries and business lines. Among other matters, the Company has identified assets and liabilities tied to LIBOR, the exposure of its subsidiaries to LIBOR, the degree to which fallback language exists in the Company’s contracts that references LIBOR, and is monitoring relevant industry developments and publications by market associations and clearing houses.

While we continue address existing contracts that extend beyond June 30, 2023 to determine their exposure to LIBOR, there can be no assurance that we and other market participants will be adequately prepared for an actual discontinuation of LIBOR, or of the timing of the adoption and degree of integration of alternative reference rates in financial markets relevant to us. If LIBOR ceases to exist, or if new methods of calculating LIBOR are established, interest rates on our loans, derivatives and other financial instruments tied to LIBOR, as well as revenue and expenses associated with those financial instruments, may be adversely affected, and financial markets relevant to us could be disrupted. As of December 31, 2022, the Company had approximately $10 billion of loans with LIBOR exposure. We also had approximately $42 billion in notional amounts of derivative contracts with LIBOR exposure.

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

COVID-19 was first reported in China in December 2019 and has now spread throughout the world, including the United States. The outbreak has been declared a public health emergency of international concern and a pandemic by the World Health Organization. The actions taken by authorities have not always been implemented on a consistent basis, contributing to the continued spread of COVID-19. Further, these actions were not always coordinated across jurisdictions and, at times, led to economic hardship in the jurisdictions in which they have been implemented. For example, in many jurisdictions, businesses have been required to temporarily close or restrict their operations. Further, even for businesses that have remained open, in-person interactions have been limited and consumer demand has deteriorated rapidly. As a result, we experienced a significant decline in our origination of loans and leases during 2020.

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

The scenarios described in the preceding paragraphs required the Company to quickly adapt to novel circumstances, adversely affected our business, financial condition and results of operations and increased the likelihood of experiencing other risks described in our Risk Factors.

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

The DFA resulted in significant structural reforms affecting the financial services industry. This legislation provided for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the OTC derivatives market, prohibitions on engaging in certain proprietary trading activities, restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds and restrictions on interchange fees earned through debit card transactions.

Our resolution in a bankruptcy proceeding could result in losses for holders of our debt and equity securities.

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we and Santander must provide to the Federal Reserve and the FDIC a Section 165(d) Resolution Plan that requires substantial effort, time, and cost to prepare. The purpose of this DFA provision is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. The most recently filed Section 165(d) Resolution Plan by Santander, dated as of June 30, 2022, provides a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. MEs. MEs are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2022 Resolution Plan include, among other entities, the Company, SBNA and SC.

The 2022 Resolution Plan describes a strategy for resolving Santander’s U.S. operations, including its U.S. MEs and the core business lines that operate within those U.S. MEs, in a manner that would substantially mitigate the risk that the resolutions would have serious adverse effects on U.S. or global financial stability. Under the 2022 Resolution Plan’s hypothetical resolutions of the U.S. MEs, SBNA would be placed into FDIC receivership and the Company and SC would be placed into bankruptcy under Chapter 7 and Chapter 11 of the U.S. Bankruptcy Code, respectively. In such a scenario, holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.

If after reviewing our Section 165(d) Resolution Plan and any related submissions, the Federal Reserve and the FDIC jointly determine that we failed to cure identified deficiencies, they may jointly impose more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or even divestitures, which could have an adverse effect on our business.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Under such rules, the Federal Reserve expects BHCs such as the Company to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of BHCs, including capital distributions such as dividend payments or stock repurchases. Effective January 2017, the Federal Reserve finalized a rule adjusting its capital plan and stress testing rules, exempting from the qualitative portion of the CCAR certain BHCs and U.S. IHCs of FBOs with total consolidated assets between $50 billion and $250 billion and total nonbank assets of less than $75 billion, and that are not identified as GSIBs. Such firms, including the Company, are still required to meet CCAR’s quantitative requirements, are subject to regular supervisory assessments that examine their capital planning processes and are subject to the limitations and requirements set forth in the Federal Reserve's SCB rules.

The Federal Reserve has the authority to limit the capital distributions of BHCs, including the Company. For example, in June 2020, the Federal Reserve announced that it would bar share repurchases and limit common stock dividend payments in the third quarter of 2020 for all large BHCs, and subsequently extended those restrictions into the first half of 2021 with certain modifications to permit resumptions of share repurchases. Although the temporary capital action supervisory restrictions previously applicable to the Company ended on June 30, 2021, it is possible that the Federal Reserve could impose similar restrictions in the future.

In March 2020, the Federal Reserve finalized the SCB rule, under which the Federal Reserve uses the results of its supervisory stress tests to establish the size of a firm’s SCB requirement, subject to a floor of 2.5 percent. The Company must maintain capital ratios above the sum of the minimum capital requirements and any applicable capital buffers, including the SCB, in order to avoid restrictions on the distribution of capital, including in the form of dividends and share repurchases.

The Company is subject to the Federal Reserve’s rule implementing the Financial Stability Board's TLAC standard, which established certain TLAC long-term debt and clean holding company requirements for U.S. BHCs. Compliance with the TLAC rule has resulted in increased funding expense for the Company.

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

Customers may seek redress if they consider that they have suffered loss as a result of mis-selling of a particular product, or through incorrect application of the terms and conditions of a particular product. In light of the inherent unpredictability of litigation and the evolution of judgments by the relevant authorities, it is possible that an adverse outcome in some matters could harm our reputation or have a material adverse effect on our operating results, financial condition and prospects arising from any penalties imposed or compensation awarded, together with the costs of defending such actions, reducing our profitability.

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

We are subject to civil and tax claims and party to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial, data protection, or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of investigation or discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and, in light of the uncertainties involved in such claims and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our business, financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

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

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by other parties to engage in money laundering and other illegal or improper activities. Emerging technologies, such as cryptocurrencies and other innovative payment methodologies, could limit our ability to track the movement of funds. Our ability to comply with legal requirements depends on our ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

These require implementing and embedding effective controls and monitoring within our business and on-going changes to systems and operations. Financial crime is continually evolving and subject to increasingly stringent regulatory oversight and focus. Even known threats can never be fully eliminated, and there will be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the relevant government agencies to which we report have the authority to impose fines and other penalties on us. Further, U.S. bank regulators are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of our compliance with anti-money laundering regulations. In addition, our business and reputation could suffer if customers use our banking network for money laundering or other illegal or improper purposes.

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, to a large degree we rely on our counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our and our counterparties’ services as conduits for money laundering (including illegal cash operations) or other illegal activities without our and our counterparties’ knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering or other illegal activities, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “watch lists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our business, financial condition and results of operations.

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

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including as a result of a weaker than expected economic recovery after the COVID-19 pandemic and macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters (including as a result of climate change), particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses on our loans, which may materially and adversely affect our results of operations and financial condition.

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

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2022, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

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

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2022 or 2021, but did record a goodwill impairment of $1.8 billion in 2020. Based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill up to $2.8 billion attributable to one or more of the Company's reporting units in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely, but would adversely affect our results of operations and stockholder's equity.

We rely on recruiting, retaining and developing appropriate senior management and skilled personnel.

Our continued success depends in part on the continued service of key members of our management team. The ability to continue to attract, train, motivate and retain highly qualified professionals is a key element of our strategy. The successful implementation of our growth strategy depends on the availability of skilled management and employees, both at our head office and at each of our business units. Changes to the labor market as a result of the COVID-19 pandemic such as increased employee attrition, labor availability, and increased wages may make it more challenging to attract and retain talented personnel. If we or one of our business units or other functions fails to staff its operations appropriately or loses one or more of its key senior executives and fails to replace them in a satisfactory and timely manner, our business, financial condition and results of operations, including control and operational risks, may be adversely affected.

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

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, dealing with sectors that are not well perceived by the public (e.g., weapons industries), dealing with customers on sanctions lists, ratings downgrades, compliance failures, unethical behavior, press speculation, perception of our environmental, social and governmental practices and disclosures, and the activities of customers and counterparties, including activities that affect the environment negatively. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses.

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

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks, and have proposed enhanced risk management standards that would apply to us. For example, the California Consumer Privacy Act, which took effect on January 1, 2020, requires, among other things, notification to affected individuals when there has been a security breach of their personal data, and imposes increased privacy and security obligations of entities handling certain personal information of individuals, and other states in which we do business or may in the future do business, or from which we collect personal information of residents, have adopted or are considering adopting similar laws. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Changes such as these could subject us to heightened compliance complexity and operational costs. We may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our systems and other security breaches to affected individuals or the relevant regulatory authorities. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, substantial fines, civil or criminal penalties, significant litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

Risks Associated with our Auto Lending Business

The financial results of the auto lending business could have a negative impact on the Company's operating results and financial condition.

The auto lending business historically has provided a significant source of funding to the Company through earnings. The auto lending business involves risk, including the possibility that poor operating results could negatively affect the operating results of SHUSA.

Factors that affect the financial results of the auto lending business in addition to those which have been previously addressed include, but are not limited to:
•Our relationship with Stellantis is a significant source of our loan and lease originations. Loss of our relationship with Stellantis, including as a result of termination of our agreement with Stellantis, could materially and adversely affect our business, financial condition and results of operations.
•The auto lending business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to the ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.
•The auto lending business could be negatively impacted if it is unsuccessful in developing and maintaining its serviced for others portfolio. As this is a significant and growing portion of the auto lending business strategy, if an institution for which we currently service assets chooses to terminate rights as a servicer or if we fail to add additional institutions or portfolios to its servicing platform, the auto lending business may not achieve the desired revenue or income from this platform.
•We have repurchase obligations in our capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under our responsibility as a servicer, this could have a material adverse effect on the auto lending business' financial condition, results of operations, and liquidity.

The MPLFA may not result in currently anticipated levels of growth and is subject to certain performance conditions that could result in termination of the agreement. If we fail to meet certain of these performance conditions, Stellantis may seek to terminate the agreement. In addition, Stellantis has the option to acquire an equity participation in the CCAP portion of the auto lending business.

We are a party to the MPLFA with Stellantis through which the CCAP brand was launched in May 2013. Through the CCAP brand, we originate private-label loans and leases to facilitate the purchase of Stellantis vehicles by consumers and Stellantis-franchised automotive dealers.

As part of the MPLFA, we received limited exclusivity rights to participate in specified minimum percentages of certain of Stellantis financing incentive programs, which include loan rate Subvention and automotive lease residual support Subvention. Among other covenants, we have committed to certain revenue-sharing arrangements. The auto lending business bears the risk of loss on loans originated pursuant to the MPLFA, while Stellantis shares in any residual gains and losses in respect of automotive leases, subject to specific provisions in the MPLFA, including limitations on our participation in such gains and losses.

The MPLFA is subject to early termination in certain circumstances, including failure to meet certain key performance metrics, provided Stellantis treats SC in a manner consistent with other comparable OEMs. Stellantis may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates or SC's other stockholders owns 20% or more of SC Common Stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls, or becomes controlled by, an OEM that competes with Stellantis or (iii) certain of our credit facilities become impaired. In addition, under the MPLFA, Stellantis has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the MPLFA. There is no maximum limit on the size of Stellantis’s potential equity participation. Although the MPLFA contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what it believes to be the fair market value for such interest, and the loss of its associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that we would be able to re-deploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing profitability.

If Stellantis exercises its equity option, if the MPLFA (or Stellantis' limited exclusivity obligations thereunder) were to terminate, or if we were otherwise unable to realize the expected benefits of its relationship with Stellantis, including as a result of Stellantis's bankruptcy or loss of business, there could be a materially adverse impact to our business, financial condition, results of operations, profitability, loan and lease volume, the credit quality of our portfolio, liquidity, reputation, funding costs and growth, and our ability to obtain or find other OEM relationships or to otherwise implement our business strategy could be materially adversely affected.

General Risk Factors

Climate Change Risks

There is increasing concern over the risks of climate change and related environmental risks that could adversely affect us, including:

•Transition risks associated with the move to a low-carbon economy, both at idiosyncratic and systemic levels, such as through policy, regulatory and technological changes, which could increase our expenses and impact our strategies.
•Physical risks related to discreet events such as flooding and wildfires, and extreme weather impacts and longer-term shifts in climate patterns, such as extreme heat, sea level rise and more frequent and prolonged droughts, which could impair our or our customers’ property and/or result in financial losses that could impair asset values and the creditworthiness of our customers. Such events could disrupt our operations or those of our customers, including through direct damage to assets, reduced availability of insurance, unemployment and indirect impacts from supply chain disruption and market volatility.
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
•Operational risks: Our reputation and client relationships may be damaged as a result of our practices and decisions related to climate change and the environment, or to the practices or involvement of our clients in certain industries or projects associated with causing or exacerbating climate change.
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

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, back office and business process support and software, information technology, internet connections and network access, including cloud-based services. Third parties can be sources of operational risk to us, including with respect to security breaches affecting those parties. We also are subject to risk with respect to security breaches affecting the vendors and other parties that interact with those service providers. We may be required to take steps to protect the integrity of our operational systems, thereby increasing our operational costs and potentially decreasing customer satisfaction. In addition, any problems caused by these third parties, including as a result of their not providing us their services for any reason, their performing their services poorly, or employee misconduct could adversely affect our ability to deliver products and services to customers and otherwise to conduct business, which could lead to reputational damage and regulatory investigations and intervention. Replacing these third-party vendors could also entail significant delays and expense. Further, the operational and regulatory risk we face as a result of these arrangements may be increased to the extent that we restructure them. Any restructuring could involve significant expense to us and entail significant delivery and execution risk, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of this standard resulted in the increase in the ACL of approximately $2.5 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company’s other financial instruments. Additionally, we elected to utilize regulatory relief which permitted us to phase in 25 percent of the capital impact of CECL in our calculation of regulatory capital amounts and ratios in 2020, and will permit us to phase in an additional 25 percent each subsequent year until fully phased-in by the first quarter of 2023.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2022, the Company utilized 581 buildings that occupy a total of 5.0 million square feet, including 125 owned properties with 1.1 million square feet, and 456 leased properties with 4.0 million square feet. The executive and primary administrative offices for SHUSA and SBNA are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location.

Eight major buildings serve as the headquarters or house significant operational and administrative functions, and are:

Operations Center - 2 Morrissey Boulevard, Dorchester, Massachusetts - Leased
SHUSA/SBNA Administrative Offices - 75 State Street, Boston, Massachusetts - Leased
Call Center and Operations and Loan Processing Center - Santander Way; 95 Amaral Street, Riverside, Rhode Island - Leased
Call Center and Operations and Loan Processing Center - 450 Penn Street, Reading; Pennsylvania - Leased
Operations and Administrative Offices - 1130 Berkshire Boulevard, Wyomissing, Pennsylvania - Owned
SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased
BSI Operations and Administrative Offices -1401 Brickell Avenue, Miami, Florida - Owned
SanCap Headquarters and Administrative offices - 437 Madison Ave, New York, New York - Leased

The majority of these eight Company properties identified above are utilized for general corporate purposes. The remaining 573 properties consist primarily of bank branches and lending offices. Of the total number of buildings, SBNA has 480 retail branches.

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

At February 28, 2023, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2022, 2021, or 2020.

During the years ended December 31, 2022, 2021, and 2020 the Company declared and paid cash dividends of $4.8 billion, $0.0 million, and $125.0 million respectively, to its shareholder.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2022, Santander was the sole holder of the Series E Preferred Stock.

ITEM 6 - SELECTED FINANCIAL DATA

Omitted.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports on Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker-dealer headquartered in New York providing institutional and middle market clients with access to a broad range of fixed income products including mortgage products, investment grade credit, U.S. Government and federal agency securities, fixed-income structured products banking and advisory services; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

The Company specializes in consumer financing focused on vehicle finance, servicing of third-party vehicle financing, and delivering service to dealers and customers across the full credit spectrum. This includes indirect origination and servicing of vehicle loans and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers, origination of vehicle loans through a web-based direct lending program, purchases of vehicle loans from other lenders, and servicing of automobile and recreational and marine vehicle portfolios for other lenders. The Company sells consumer vehicle loans and leases through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer vehicle loans and leases.

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis's preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. In the second quarter of 2022, the Company announced it had reached an agreement with Stellantis to amend and extend the MPLFA through December 2025. In June 2022, the Company launched a preferred lender, full spectrum financing program in partnership with MMNA to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware; and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt capital markets, investment banking, exchange traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

Refer to Note 1 of the Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's Common Stock and its April 2022 acquisition of PCH.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at December 31, 2022 was 3.5% compared to 3.5% at September 30, 2022 and 3.9% one year ago. According to the U.S. Bureau of Labor Statistics, notable job gains occurred in leisure and hospitality, healthcare, construction, and social assistance.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

	December 31, 2022	December 31, 2021
Dow Jones Industrial Average	(8.8)%	18.7%
S&P 500	(19.4)%	26.9%
NASDAQ Composite	(33.1)%	21.4%

At its December 2022 meeting, the Federal Open Market Committee raised the federal funds rate target range 50 basis points to a range of 4.25% - 4.50% and subsequently, in February 2023, raised it an additional 25 basis points to a range of 4.50% - 4.75%. These target rate increases are in response to persistently high inflation above the 2.0% inflation target rate. The FOMC anticipates ongoing increases in the target range. This action is expected to help return inflation to the 2.0% committee objective, while allowing the labor market to remain strong.

The ten-year Treasury bond rate at December 31, 2022 was 3.88%, up from 1.51% at December 31, 2021.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1995 Manheim- based index decreased from 238 at December 31, 2021 to 198 at December 31, 2022. The decrease is reflective of the normalization of supply of used cars following two years of limited supply and historically high used car prices.

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
(1) Senior preferred debt / Senior non-preferred rating
(2) Moody's rating represents SBNA long-term issuer rating

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of December 30, 2022, SHUSA was designated a Category IV institution. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

These rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios and prompt corrective action thresholds that require banking organizations, including the Company and SBNA, to maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios is required for banking institutions to make capital distributions, including paying dividends.

As described in Note 1 to these Consolidated Financial Statements, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. SHUSA remains in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020. The Company has elected this alternative option instead of the one described in the December 2018 rule.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically under-capitalized situations, appointment of a receiver or conservator. Critically under-capitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2022, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of October 1, 2022, SHUSA's CET1 minimum requirement was 8.2%.

Liquidity Rules

The Federal Reserve, the FDIC, and the OCC have established a rule to implement the Basel III LCR for certain internationally active banks and nonbank financial companies, and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. Smaller covered companies (but with more than $50 billion in assets) such as the Company are required to calculate the LCR monthly.

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

Market Risk Rule

The market risk rule requires certain national banks to measure and hold risk-based regulatory capital for the market risk of their covered positions. The bank must measure and hold capital for its market risk using its internal risk-based models. The market risk rule outlines quantitative requirements for the bank's internal risk-based models, as well as qualitative requirements for the bank's management of market risk. Banks subject to the market risk rule must also measure and hold market risk regulatory capital for the specific risk associated with certain debt and equity positions.

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. the Bank and the Company are required to comply with the market risk component within RWAs of the risk-based capital ratios, and submit the FFIEC 102 - Market Risk Regulatory Report.

SHUSA is integrating APS's products, models and infrastructure into SHUSA’s U.S. market risk rule program which is scheduled to be completed in 2023. Until the integration is completed, and APS's models are in compliance with the U.S. market risk rule, SHUSA is required to include and report market risk RWAs as of December 31, 2022 utilizing the approaches available in the U.S. market risk rule.

Heightened Standards

OCC guidelines to strengthen the governance and risk management practices of large financial institutions are commonly referred to as “heightened standards.” The heightened standards apply to insured national banks, like SBNA, with $50 billion or more in consolidated assets. The heightened standards require covered institutions to establish and adhere to a written risk governance framework to manage and control their risk-taking activities. The heightened standards also provide minimum standards for the institutions’ boards of directors to oversee the risk governance framework.

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be moved to alternative rates. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of December 31, 2022, the Company had approximately $10 billion of loans with LIBOR exposure. We also had approximately $42 billion in notional amounts of derivative contracts with LIBOR exposure.

As of December 31, 2022, the Company has completed workstreams related to business/product launch, communication, systems remediation, and model remediation. We are largely complete with the accounting, tax, and reporting workstreams, which remain open to monitor and respond to changing rules or market conditions. We continue to monitor and respond accordingly to the Company’s LIBOR exposures, alternative reference rate originations, and legacy contract renegotiation. Contracts for many of our financial instruments contain fallback language that prescribes the transition to alternative rates at the appropriate time. For others, we are working closely with customers and counterparties to insert conforming changes necessary for the implementation and operation of alternative reference rates prior to LIBOR cessation. The Company expects additional amendments to be sent in 2023 in certain situations, e.g., to address loan-to-hedge matching, or for loan amendments created before the availability of current reference rates or without specific fallback rates.

Under the guidance of our cross-functional LIBOR transition program, the Company began offering products linked to alternative reference rates and has progressed on remediating existing contracts that use the LIBOR reference rate. We substantially limited originations of new LIBOR-referenced products as of December 1, 2021. On January 1, 2022, we ceased originations of new LIBOR-referenced products that do not fall under 'approved use' categories.

Broker Dealer Regulation

The Broker-Dealers are registered with the SEC and subject to the regulation of the SEC, FINRA, CFTC, CME, and the NFA. These entities are subject to the SEC’s uniform net capital rule, which requires the maintenance of minimum net capital levels. In addition, these entities are subject to the SEC's Rule 15c3-3, which requires them to maintain proper controls over customer funds and securities and ensure. that customer assets are not used for the benefit of the broker-dealer. These requirements also restrict the broker-dealer’s ability to withdraw capital. Prior written notification to and approval from the applicable regulators is required for withdrawals exceeding 30 percent of the broker-dealer’s excess net capital and also where the broker-dealer’s net capital would be less than 25 percent of deductions from its net worth in computing net capital.

Edge Act Corporation Requirements

Edge Act corporations, such as BSI, are chartered under Section 25A of the Federal Reserve Act. These entities are subject to specific regulatory requirements under Regulation K of the Federal Reserve Act. Permissible activities of Edge and Agreement corporations include those incidental to international or foreign business. Deposit-taking, credit, and fiduciary and investment advisor services are subject to applicable Federal Reserve regulations. Edge Corporations are also subject to the USA Patriot Act as well as all applicable laws and regulations designed to combat money laundering and the financing of terrorist activities.

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for ACL, estimates of expected residual values of leased vehicles subject to operating leases, and goodwill as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

ACL

The Company maintains an ALLL for the Company’s HFI portfolio, excluding those loans measured at fair value in accordance with applicable accounting standards, and a reserve for off-balance sheet commitments representing the expected credit losses for unfunded lending commitments and financial guarantees. The reserve for off-balance sheet commitments, together with the ALLL, are generally referred to collectively as the ACL.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty, and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed a deterioration in key variables in the fourth quarter of 2022, including an expected increase in unemployment rates (which is a key driver to losses) and a decline in the GDP growth rate. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2022 that the unemployment rate is expected to be approximately 5.13% at the end of 2023, as the labor market is expected to contract due to the risk of recession. In comparison, at December 31, 2021, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 4.27% at the end of 2023. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at December 31, 2022 to be approximately 183 at the end of 2023 compared to our estimate at December 31, 2021 of approximately 185 at the end of 2023. While the economy has seen significant recovery in 2022, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation and rising interest rates, which are slowing the economy. The scenarios used by the Company are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through the established governance process.

Under the range of economic forecast scenarios considered, based on applying a 100% weighting to the most negative scenario used, and without considering the impact of corresponding or offsetting qualitative factors that could have a significant impact on the overall ACL, the ACL would have been higher by approximately $1.1 billion. This range reflects the sensitivity of the allowance for credit losses specifically related to the scenarios and weights considered as of December 31, 2022 and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. If a material decline in the used vehicle price were to occur rapidly near the end of the lease term, there may not be adequate time for the remaining adjusted depreciation to account for such decline, and an impairment charge could be necessary. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2022, 2021, or 2020.

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

If the estimated realizable values of our leased vehicles were to decline 1% below contractual residual values, depreciation expense would increase by approximately $113 million over the remaining life of the current lease portfolio.

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

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As more fully described in Note 6 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. As of December 31, 2022, the reporting units with assigned goodwill were Auto, CBB, C&I, CRE, and CIB. The evaluation of goodwill impairment requires a comparison of the fair value of each reporting unit to its carrying amount, including allocated goodwill. Determining the fair value of reporting units requires significant valuation inputs, assumptions, and estimates.

The Company determines the carrying value of each reporting unit using a risk-based capital approach. Certain of the Company's assets are assigned to a Corporate/Other category. These assets are related to the Company's corporate-only programs, such as BOLI, and are not employed in or related to the operations of a reporting unit or considered in determining the fair value of a reporting unit.

Goodwill impairment testing involves management's judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is performed using widely-accepted valuation techniques, such as the guideline public company market approach ("market approach") and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. The market approach includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. The projected Tangible Book Value (TBV) multiple is an indicator of whether the price or perceived value of the company's tangible assets is greater than its book value.

The DCF method of the income approach incorporates the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit.

No goodwill impairment was recorded in 2022 or 2021. At the conclusion of the annual assessment, it was determined that the estimated fair value of each reporting unit substantially exceeded its carrying value primarily due to an improvement in the short and medium term economic forecasts. For the Auto, CBB, C&I, CRE and CIB reporting units, the Company applied an equal weighting of the income and market approaches. Additionally, for all reporting units the Company selected a long-term growth rate of 3.5% for use in the income approach DCF analysis and a 25% control premium for the market approach based on the Company’s review of transactions observable in the marketplace that were determined to be comparable.

In 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company recorded a goodwill impairment charge of $1.6 billion and $0.3 billion in the CBB and C&I reporting units, respectively. The CRE reporting unit’s estimated fair value exceeded its carrying value by less than 5%. The goodwill allocated to these reporting units is sensitive to impairment as the valuation is highly correlated with forecasted interest rates, credit costs, and other factors. In light of the significant market volatility in 2020 arising from the impacts of the COVID-19 pandemic, which may not have been a fair representation of changes in the value of the business, and the responses to the pandemic from multiple government agencies, the Company determined to give only a 25% weighting to the market approach in estimating the second quarter fair value of the CBB, C&I, and CRE reporting units. The Company continued to analyze implied market multiples to support the valuation under the market approach.

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

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons of 2022 to 2021. Discussions of 2020 items and year-to-year comparisons of 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 7, 2022. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	TWELVE-MONTH PERIODS ENDED DECEMBER 31, 2022 and 2021
	2022 (1)			2021 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$10,735,077	$223,787	2.08%	$13,311,422	$25,894	0.19%	$197,893	$(3,918)	$201,811
Fed funds sold and securities purchased under resale or similar agreements	14,960,255	682,198	4.56%	1,098,291	1,164	0.11%	681,034	161,950	519,084
AFS	8,556,278	167,922	1.96%	11,155,963	107,659	0.97%	60,263	(17,832)	78,095
HTM	8,746,622	160,690	1.84%	6,124,756	103,911	1.70%	56,779	47,621	9,158
Trading securities	5,148,461	138,913	2.70%	11,296	—	—%	138,913	—	138,913
Other investments	990,206	19,935	2.01%	1,398,072	8,643	0.62%	11,292	(1,689)	12,981
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$49,136,899	$1,393,445	2.84%	$33,099,800	$247,271	0.75%	$1,146,174	$186,132	$960,042
LOANS (3):
C&I	14,523,190	461,783	3.18%	15,678,551	534,060	3.41%	(72,277)	(37,736)	(34,541)
CRE	7,545,610	327,155	4.34%	7,473,870	219,887	2.94%	107,268	2,124	105,144
Other commercial loans	7,926,838	235,837	2.98%	7,805,304	188,095	2.41%	47,742	2,950	44,792
Multifamily	8,293,261	303,310	3.66%	7,813,702	267,855	3.43%	35,455	16,944	18,511
Total commercial loans	38,288,899	1,328,085	3.47%	38,771,427	1,209,897	3.12%	118,188	(15,718)	133,906
Consumer loans:
Residential mortgages	5,411,962	178,559	3.30%	6,210,124	194,266	3.13%	(15,707)	(27,203)	11,496
Home equity loans and lines of credit	3,264,483	137,321	4.21%	3,773,878	115,741	3.07%	21,580	(12,324)	33,904
Total consumer loans secured by real estate	8,676,445	315,880	3.64%	9,984,002	310,007	3.11%	5,873	(39,527)	45,400
RICs and auto loans	43,990,477	5,060,062	11.50%	42,586,936	5,270,380	12.38%	(210,318)	181,799	(392,117)
Personal unsecured	3,104,720	320,032	10.31%	1,315,028	243,321	18.50%	76,711	(202,908)	279,619
Other consumer	114,777	3,689	3.21%	180,208	12,053	6.69%	(8,364)	(3,438)	(4,926)
Total consumer	55,886,419	5,699,663	10.20%	54,066,174	5,835,761	10.79%	(136,098)	(64,074)	(72,024)
Total loans	94,175,318	7,027,748	7.46%	92,837,601	7,045,658	7.59%	(17,910)	(79,792)	61,882
TOTAL EARNING ASSETS	143,312,217	8,421,193	5.88%	125,937,401	7,292,929	5.79%	1,128,264	106,340	1,021,924
Allowance for loan losses	(6,545,530)			(7,011,103)
Other assets(4)	32,939,630			32,892,995
TOTAL ASSETS	$169,706,317			$151,819,293
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,100,097	$28,550	0.20%	$13,040,765	$6,237	0.05%	$22,313	$589	$21,724
Savings	5,540,695	2,421	0.04%	5,364,498	2,021	0.04%	400	400	—
Money market	32,252,931	172,317	0.53%	34,307,244	55,463	0.16%	116,854	(3,108)	119,962
CDs	4,586,444	101,246	2.21%	3,005,113	23,382	0.78%	77,864	17,364	60,500
TOTAL INTEREST-BEARING DEPOSITS	56,480,167	304,534	0.54%	55,717,620	87,103	0.16%	217,431	15,245	202,186
Fed funds purchased and securities sold under agreements to repurchase	16,968,592	720,800	4.25%	1,089,300	415	0.04%	720,385	87,671	632,714
Trading liabilities	2,741,436	64,686	2.36%	5,583	940	16.84%	63,746	63,861	(115)
FHLB advances	2,280,164	67,429	2.96%	779,732	4,195	0.54%	63,234	18,995	44,239
Other borrowings	40,110,159	1,089,281	2.72%	42,848,623	1,010,755	2.36%	78,526	(56,625)	135,151
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	62,100,351	1,942,196	3.13%	44,723,238	1,016,305	2.27%	925,891	113,902	811,989
TOTAL INTEREST-BEARING FUNDING LIABILITIES	118,580,518	2,246,730	1.89%	100,440,858	1,103,408	1.10%	1,143,322	129,147	1,014,175
Noninterest bearing demand deposits	20,133,214			20,502,430
Other liabilities(5)	9,633,826			7,712,628
TOTAL LIABILITIES	148,347,558			128,655,916
MEZZANINE EQUITY	13,699			—
STOCKHOLDER’S EQUITY	21,345,060			23,163,377
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$169,706,317			$151,819,293
NET INTEREST SPREAD (6)			3.99%			4.69%
NET INTEREST MARGIN (7)			4.31%			4.91%
NET INTEREST INCOME		$6,174,463			$6,189,521
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
(4)Other assets primarily includes leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(5)Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(6)Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(7)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

	YEARS ENDED DECEMBER 31, 2021 and 2020
	2021 (1)			2020 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
Interest-earning deposits	$13,311,422	$25,894	0.19%	$9,370,858	$53,403	0.57%	$(27,509)	$46,994	$(74,503)
Federal funds sold	1,098,291	1,164	0.11%	—	—	—%	$1,164	1,164	—
Investments
Available for Sale	11,155,963	107,659	0.97%	11,809,338	191,451	1.62%	(83,792)	(10,156)	(73,636)
Held to maturity	6,124,756	103,911	1.70%	4,759,565	96,763	2.03%	7,148	16,498	(9,350)
Investment Trading Securities	11,296	—	—%	12,747	3	0.02%	(3)	—	(3)
Other	1,398,072	8,643	0.62%	996,483	21,574	2.17%	(12,931)	16,742	(29,673)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	33,099,800	247,271	0.75%	26,948,991	363,194	1.35%	(115,923)	71,242	(187,165)
LOANS (3):
C&I	15,678,551	534,060	3.41%	17,057,974	656,615	3.85%	(122,555)	(50,787)	(71,768)
CRE	7,473,870	219,887	2.94%	7,441,701	253,191	3.40%	(33,304)	1,099	(34,403)
Other	7,805,304	188,095	2.41%	8,336,894	222,045	2.66%	(33,950)	(13,723)	(20,227)
Multi-family	7,813,702	267,855	3.43%	8,499,746	304,098	3.58%	(36,243)	(23,859)	(12,384)
Total commercial	38,771,427	1,209,897	3.12%	41,336,315	1,435,949	3.47%	(226,052)	(87,270)	(138,782)
Consumer loans:
Residential mortgages	6,210,124	194,266	3.13%	8,186,116	293,830	3.59%	(99,564)	(65,035)	(34,529)
Home equity loans and lines of credit	3,773,878	115,741	3.07%	4,442,712	155,981	3.51%	(40,240)	(21,959)	(18,281)
Total consumer loans secured by real estate	9,984,002	310,007	3.11%	12,628,828	449,811	3.56%	(139,804)	(86,994)	(52,810)
RICs and auto loans	42,586,936	5,270,380	12.38%	39,022,741	5,178,166	13.27%	92,214	347,066	(254,852)
Personal unsecured	1,315,028	243,321	18.50%	2,035,356	574,251	28.21%	(330,930)	(167,748)	(163,182)
Other consumer	180,208	12,053	6.69%	269,050	18,913	7.03%	(6,860)	(5,983)	(877)
Total consumer	54,066,174	5,835,761	10.79%	53,955,975	6,221,141	11.53%	(385,380)	86,341	(471,721)
Total loans	92,837,601	7,045,658	7.59%	95,292,290	7,657,090	8.04%	(611,432)	(929)	(610,503)
TOTAL EARNING ASSETS	125,937,401	7,292,929	5.79%	122,241,281	8,020,284	6.56%	(727,355)	70,313	(797,668)
Allowance for loan losses	(7,011,103)			(6,883,161)
Other assets(4)	32,892,995			34,287,746
TOTAL ASSETS	$151,819,293			$149,645,866
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$13,040,765	$6,237	0.05%	$11,234,908	$23,525	0.21%	$(17,288)	$4,623	$(21,911)
Savings	5,364,498	2,021	0.04%	5,595,609	7,806	0.14%	(5,785)	(316)	(5,469)
Money market	34,307,244	55,463	0.16%	30,074,345	164,730	0.55%	(109,267)	27,055	(136,322)
CDs	3,005,113	23,382	0.78%	6,091,246	94,344	1.55%	(70,962)	(35,829)	(35,133)
TOTAL INTEREST-BEARING DEPOSITS	55,717,620	87,103	0.16%	52,996,108	290,405	0.55%	(203,302)	(4,467)	(198,835)
BORROWED FUNDS:
Federal funds purchased	1,089,300	415	0.04%	—	9	—%	406	406	—
Trading Liabilities	5,583	940	16.84%	95,409	1,204	1.26%	(264)	22	(286)
FHLB advances	779,732	4,195	0.54%	4,745,004	67,199	1.42%	(63,004)	(36,177)	(26,827)
Other borrowings	42,848,623	1,010,755	2.36%	44,864,694	1,301,986	2.90%	(291,231)	(56,615)	(234,616)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	44,723,238	1,016,305	2.27%	49,705,107	1,370,398	2.76%	(354,093)	(92,364)	(261,729)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	100,440,858	1,103,408	1.10%	102,701,215	1,660,803	1.62%	(557,395)	(96,831)	(460,564)
Noninterest bearing demand deposits	20,502,430			17,815,420
Other liabilities(5)	7,712,628			7,409,555
TOTAL LIABILITIES	128,655,916			127,926,190
STOCKHOLDER’S EQUITY	23,163,377			21,719,676
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$151,819,293			$149,645,866
NET INTEREST SPREAD (6)			4.69%			4.94%
NET INTEREST MARGIN (7)			4.91%			5.20%
NET INTEREST INCOME		$6,189,521			$6,359,481
(1)- (7) Refer to corresponding notes above.

NET INTEREST INCOME

Net interest income decreased $15.1 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The most significant factors contributing to these changes were as follows:

•Interest income on loans decreased $17.9 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is attributed to an decrease in average loan balances of $79.8 million and a increase in average rates of $61.9 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increase is attributed to interest rate increases.
•Interest income on interest-earning deposits increased $197.9 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $681.0 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is primarily due to increased Securities Financing Activities following the acquisition of PCH during 2022.
•Interest income on investment securities increased $267.2 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $217.4 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is attributed to an increase in average interest-bearing deposit balances of $15.2 million and an increase in average rates of $202.2 million. The increase on average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $925.9 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The change is attributed to an increase in average balances of $113.9 million and an increase in average rates of $812.0 million. Both changes were mostly attributed to an increase in Securities Financing Activities.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $2.0 billion for the year ended December 31, 2022, compared to a credit loss benefit of $207.3 million for the corresponding period in 2021. The credit loss expense during the year ended December 31, 2022 was due to the build of the ACL in response to market deterioration, increased charge-offs in the RIC portfolio, and new originations in the personal unsecured portfolios. The credit loss benefit in the prior year was due to an improved credit outlook and lower realized loan losses due to the government support programs during the COVID-19 pandemic.

Credit loss expense on commercial loans increased $187.3 million for the year ended December 31, 2022, compared to the corresponding period in 2021, primarily driven by deterioration in macroeconomic outlook uncertainty in office, hospitality, and retail segments impacting the CRE portfolio, and the release of reserves added during the COVID-19 pandemic in 2021 that resulted in a credit loss benefit in the prior year. Deterioration in macroeconomic outlook included factors such as rising interest rates and a persistent inflation.

Credit loss expense on consumer loans increased $2.0 billion for the year ended December 31, 2022, compared to the corresponding period in 2021, primarily driven by an increase in RIC charge-offs and ACL build in response to macroeconomic outlook deterioration. Net charge-offs on the consumer loan portfolios increased $999.1 million, for the year ended December 31, 2022, compared to 2021 as prior year activity partially reflected the effects of stimulus payments received by customers while current year activity reflects the normalization in credit performance as delinquencies have returned to pre COVID-19 pandemic levels.

The credit loss (benefit) on unfunded credit losses for the year ended December 31, 2022 decreased $23.8 million, compared to the corresponding period in 2021.

NON-INTEREST INCOME

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Consumer fees	$252,142	$297,452	$(45,310)	(15.2)%
Commercial fees	147,306	139,589	7,717	5.5%
Lease income	2,650,668	2,899,816	(249,148)	(8.6)%
Capital market revenue	179,843	250,268	(70,425)	(28.1)%
Miscellaneous income, net	480,762	850,581	(369,819)	(43.5)%
Net gains recognized in earnings	18,542	14,481	4,061	28.0%
Total non-interest income	$3,729,263	$4,452,187	$(722,924)	(16.2)%

Total non-interest income decreased $722.9 million for the year ended December 31, 2022, compared to the corresponding period in 2021. The change in the year ended December 31, 2022 was primarily due to:
•a decrease in consumer fees of $45.3 million that is attributed to lower consumer loan and deposit fees due to volume offset by higher insurance and investment fees resulting from the acquisition of PCH;
•a decrease in lease income of $249.1 million from lower lease originations;
•a decrease in capital market revenue of $70.4 million from changes to the market during the second half of 2022; and,
•a decrease in miscellaneous income of $369.8 million, net discussed further below.

Miscellaneous income

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$27,134	$50,656	$(23,522)	(46.4)%
BOLI	61,151	60,091	1,060	1.8%
Net gain on sale of operating leases	84,774	443,809	(359,035)	(80.9)%
Asset and wealth management fees	252,900	235,561	17,339	7.4%
Gain on sale of non-mortgage loans	(19,687)	(19,228)	(459)	(2.4)%
Other miscellaneous income / (loss), net	74,490	79,692	(5,202)	(6.5)%
Total miscellaneous income	$480,762	$850,581	$(369,819)	(43.5)%
Miscellaneous income decreased $369.8 million for the year ended December 31, 2022, compared to the corresponding periods in 2021.

•Gain on sale of operating leases decreased $359.0 million for the year ended December 31, 2022, compared to the corresponding period in 2021, primarily driven by less lease terminations and lower gains on sale upon lease termination.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Compensation and benefits	$2,001,243	$1,975,292	$25,951	1.3%
Occupancy and equipment expenses	653,820	663,660	(9,840)	(1.5)%
Technology, outside services, and marketing expense	656,038	605,464	50,574	8.4%
Loan expense	287,419	319,287	(31,868)	(10.0)%
Lease expense	2,036,715	2,032,206	4,509	0.2%
Other expenses	501,544	548,258	(46,714)	(8.5)%
Total general, administrative and other expenses	$6,136,779	$6,144,167	$(7,388)	(0.1)%

Total general, administrative and other expenses decreased $7.4 million for the year ended December 31, 2022, compared to corresponding period in 2021. The most significant contributing factors were as follows:

•Technology, outside services, and marketing expense increased $50.6 million for the year ended December 31, 2022, compared to the corresponding period in 2021 due to consulting and other expenses related to the acquisition of PCH.
•Loan expense decreased $31.9 million for the year ended December 31, 2022, compared to the corresponding period in 2021, due to decreases in loan servicing expense driven by a decrease in volume.
•Other expense decreased $46.7 million for the year ended December 31, 2022, compared to the corresponding period in 2021. This change was due to decreased legal expense and miscellaneous expense.

INCOME TAX PROVISION

An income tax expense of $343.1 million and $1.1 billion were recorded for the years ended December 31, 2022 and 2021, respectively. This resulted in an ETR of 19.6% and 23.0% for years ended December 31, 2022 and 2021, respectively. The decrease in the Company’s ETR from December 31, 2021 to December 31, 2022 is primarily attributable to an increase in electric vehicle and other general business tax credits in 2022 which reduce the ETR. The ETR increased from 14.4% at December 31, 2020 to 23.0% at December 31, 2021. The lower ETR in 2020 was driven by the 2020 goodwill impairment.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Twelve-month period ended	December 31, 2022			December 31, 2021			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$4,041,002	$1,403,871	$5,444,873	$4,335,818	$1,300,240	$5,636,058	$(191,185)	(3.4)%
Non-interest income	2,779,138	300,983	$3,080,121	3,412,388	325,103	$3,737,491	$(657,370)	(17.6)%
Credit loss expense / (benefit)	1,730,062	216,600	$1,946,662	(118,670)	29,339	$(89,331)	$2,035,993	2,279.2%
Total expenses	3,294,863	1,548,098	$4,842,961	3,464,615	1,590,148	$5,054,763	$(211,802)	(4.2)%
Income/(loss) before income taxes	1,795,215	(59,844)	$1,735,371	4,402,261	5,856	$4,408,117	$(2,672,746)	(60.6)%
Total assets	62,645,083	13,107,982	$75,753,065	63,061,949	12,561,672	$75,623,621	$129,444	0.2%

The Company reported total income before income taxes related to its Consumer activities of $1.7 billion for the year ended December 31, 2022 compared to income before income taxes of $4.4 billion for the corresponding period in 2021. The most significant drivers of these changes were:

•Net interest income for Auto decreased $294.8 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This change was primarily due to an increase in the cost of funds rates on the Company's warehouse lines and secured structured financing.
•Non-interest income for Auto decreased $633.3 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This change was primarily due to reduction of the lease portfolio of $1.1 billion, less lease terminations and vehicles turned over to the Company for sale at auction, and a reduction in subvention dollars from manufacturers.
•Credit loss expense in Auto increased $1.8 billion or the year ended December 31, 2022 compared to the corresponding period in 2021. The increase is due to a normalization of credit losses from 2021, loan volume growth, and deterioration of macroeconomic scenarios.
•Total expense in CBB decreased $42.1 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The decrease is driven by the Bank’s transformation initiative to refine the branch network across its footprint and the Bank’s exit from the residential lending line of business.
•Total expenses for Auto decreased $169.8 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This change was primarily due to one-time expenditures in the prior year, and lower lease depreciation expense in the current year.

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Twelve-Month Period Ended	December 31, 2022			December 31, 2021			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$311,808	$357,676	$669,484	$291,550	$341,362	$632,912	$36,572	5.8%
Non-interest income	69,328	38,190	$107,518	69,742	42,933	$112,675	$(5,157)	(4.6)%
Credit loss expense / (benefit)	47,821	7,321	$55,142	(78,402)	(7,186)	$(85,588)	$140,730	164.4%
Total expenses	258,178	120,752	$378,930	252,769	113,474	$366,243	$12,687	3.5%
Income/(loss) before income taxes	75,137	267,793	$342,930	186,925	278,007	$464,932	$(122,002)	(26.2)%
Total assets	6,345,307	20,546,103	$26,891,410	6,915,480	17,379,967	$24,295,447	$2,595,963	10.7%

The Company reported total income before income taxes related to its Commercial activities of $342.9 million, for the year ended December 31, 2022 compared to income before income taxes of $464.9 million for the corresponding period in 2021. The most significant drivers of this change was:

•Credit loss expense in C&I increased $126.2 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This increase is due to higher net charge-offs and deterioration of macroeconomics scenarios.
•Total assets in CRE increased $3.2 billion for the year ended December 31, 2022 compared to the corresponding period of 2021. This increase was driven by our strategy to grow our higher-return financing projects in the Multifamily and CRE lines of business. Multifamily loans increased $2.1 billion from December 31, 2021 to December 31, 2022.

CIB

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$178,435	$107,568	$70,867	65.9%
Total non-interest income	237,000	246,141	(9,141)	(3.7)%
Credit loss expense / (benefit)	19,652	(27,641)	47,293	171.1%
Total expenses	459,145	278,733	180,412	64.7%
Income / (Loss) before income taxes	(63,362)	102,617	(165,979)	(161.7)%
Total assets	30,478,602	16,016,527	14,462,075	90.3%

CIB reported losses before income taxes of $63.4 million for the year ended December 31, 2022 compared to income before income taxes of $102.6 million for the corresponding period in 2021. Factors contributing to this change were:

•Net interest income increased $70.9 million for the year ended December 31, 2022 compared to the corresponding period in 2021. This increase is due to the acquisition of PCH in the second quarter of 2022 which contributed to approximately $29.4 million of additional net interest income in the current year, The remainder of the increase was due to growth in the CIB loan portfolio accompanied by higher interest yields.
•Credit loss expense increased $47.3 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This increase is due to volume growth in the CIB loan portfolio and deterioration in macroeconomic scenarios.
•Total expenses increased $180.4 million for the years ended December 31, 2022, compared to the corresponding period in 2021. The increase is primarily driven by the additional operating costs of APS.
•Total assets increased $14.5 billion for the year ended December 31, 2022 compared to the corresponding period in 2021. The increase is primarily driven by the acquisition of PCH, which contributed $15.7 billion of assets as of December 31, 2022.

Wealth Management

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$177,627	$95,014	$82,613	86.9%
Total non-interest income	258,939	255,200	3,739	1.5%
Credit loss expense / (benefit)	—	(351)	351	100.0%
Total expenses	244,863	223,831	21,032	9.4%
Income / (Loss) before income taxes	191,703	126,734	64,969	51.3%
Total assets	7,854,953	8,051,489	(196,536)	(2.4)%

Wealth Management reported income before income taxes of $191.7 million for the year ended December 31, 2022, compared to income before income taxes of $126.7 million for the corresponding period in 2021. The primary factor contributing to this change was:

•Net interest income increased $82.6 million for the year ended December 31, 2022 compared to the corresponding period in 2021. The increase is primarily the result of higher interest rates earned on the Company's investment and loan portfolios, offset by an increase in the cost of term deposits due to higher rates offered and an increase in customer deposit volume.

Other

	Years Ended December 31,		YTD Change
(dollars in thousands)	2022	2021	Dollar increase/(decrease)	Percentage
Net interest income	$(295,956)	$(282,031)	$(13,925)	(4.9)%
Total non-interest income	45,685	100,680	(54,995)	(54.6)%
Credit loss expense / (benefit)	(2,639)	(4,438)	1,799	40.5%
Total expenses	210,880	220,597	(9,717)	(4.4)%
Income / (Loss) before income taxes	(458,512)	(397,510)	(61,002)	(15.3)%
Total assets	27,216,290	35,834,147	(8,617,857)	(24.0)%

The Other category reported a loss before income taxes of $458.5 million for the years ended December 31, 2022 respectively, compared to a loss before income taxes of $397.5 million for the corresponding period in 2021. The primary factor contributing to the change was:

•Total non-interest income decreased $55.0 million for the year ended December 31, 2022 compared to the corresponding period of 2021. This decline is mainly due to the treasury activity related to the loss on the sale of investment portfolio in 2022, compared to gains on the sale of investment portfolio in 2021.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,971,299	8.2%	$7,227,003	7.8%	$7,327,853	8.0%	$8,468,023	9.1%	$8,704,481	10.0%
C&I	14,811,074	15.2%	14,710,864	16.0%	16,537,899	17.9%	16,534,694	17.8%	15,738,158	18.1%
Multifamily	9,629,423	9.9%	7,547,382	8.2%	8,367,147	9.1%	8,641,204	9.3%	8,309,115	9.5%
Other commercial	7,982,107	8.2%	8,170,031	8.9%	7,455,504	8.1%	7,390,795	8.2%	7,630,004	8.8%
Total commercial loans (1)	40,393,903	41.5%	37,655,280	40.9%	39,688,403	43.1%	41,034,716	44.4%	40,381,758	46.4%

Consumer loans secured by real estate:
Residential mortgages	5,202,862	5.3%	5,598,560	6.1%	6,590,168	7.2%	8,835,702	9.5%	9,884,462	11.4%
Home equity loans and lines of credit	3,002,804	3.1%	3,487,234	3.8%	4,108,505	4.5%	4,770,344	5.1%	5,465,670	6.3%
Total consumer loans secured by real estate	8,205,666	8.4%	9,085,794	9.9%	10,698,673	11.7%	13,606,046	14.6%	15,350,132	17.7%

Consumer loans not secured by real estate:
RICs and auto loans	44,577,186	45.8%	43,183,098	46.9%	40,698,642	44.1%	36,456,747	39.3%	29,335,220	33.7%
Personal unsecured loans	4,068,848	4.2%	2,009,654	2.2%	824,430	0.9%	1,291,547	1.4%	1,531,708	1.8%
Other consumer	92,726	0.1%	141,986	0.1%	223,034	0.2%	316,384	0.3%	447,050	0.4%

Total consumer loans	56,944,426	58.5%	54,420,532	59.1%	52,444,779	56.9%	51,670,724	55.6%	46,664,110	53.6%
Total LHFI	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%

Total LHFI with:
Fixed	$67,693,444	69.5%	$64,774,941	70.3%	$64,036,154	69.5%	$61,775,942	66.6%	$56,696,491	65.1%
Variable	29,644,885	30.5%	27,300,871	29.7%	28,097,028	30.5%	30,929,498	33.4%	30,349,377	34.9%
Total LHFI	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%	$87,045,868	100.0%
(1) As of December 31, 2022, the Company had $446.3 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Loans by Maturity and Interest Rate Sensitivity

	At December 31, 2022, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total (1)
Fixed Rates:
CRE loans	$71,190	$256,693	$157,951	$9,883	$495,717
C&I	693,010	1,066,993	590,569	305	2,350,877
Multifamily loans	324,467	2,966,622	3,454,711	5,151	6,750,951
Other commercial	1,522,887	2,559,232	1,022,741	—	5,104,860
Total Commercial	$2,611,554	$6,849,540	$5,225,972	$15,339	$14,702,405
Residential mortgages	1,172	27,164	640,572	3,682,193	4,351,101
Home equity loans and lines of credit	12,402	8,498	46,286	25,862	93,048
RICs and auto loans	518,472	24,586,105	19,472,386	220	44,577,183
Personal unsecured loans	48,534	3,502,263	329,360	38	3,880,195
Other consumer	1,300	63,995	19,185	5,580	90,060
Total Fixed Rates	$3,193,434	$35,037,565	$25,733,761	$3,729,232	$67,693,992
Variable Rates:
CRE loans	$1,986,518	$4,705,611	$655,331	$139,752	$7,487,212
C&I	2,781,500	8,045,500	1,683,303	37,273	12,547,576
Multifamily loans	412,832	1,369,058	1,093,792	2,790	2,878,472
Other commercial	2,666,031	210,112	1,103	—	2,877,246
Total Commercial	$7,846,881	$14,330,281	$3,433,529	$179,815	$25,790,506
Residential mortgages	217	6,246	162,037	683,810	852,310
Home equity loans and lines of credit	6,351	3,088	499,735	2,400,583	2,909,757
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	1,795	125,497	60,898	463	188,653
Other consumer	—	—	2,666	—	2,666
Total Variable Rates	$7,855,244	$14,465,112	$4,158,865	$3,264,671	$29,743,892
Total	$11,048,678	$49,502,677	$29,892,626	$6,993,903	$97,437,884

Commercial

Commercial loans increased approximately $2.7 billion, or 7.3% from December 31, 2021 to December 31, 2022. This increase was primarily attributed to an increase in Multifamily loans of $2.1 billion, an increase in CRE loans of $744.3 million and an increase in C&I loans of $100.2 million. The increase in Multifamily loans was driven by new offices in Florida and Texas, resulting in increased originations.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $880.1 million, from December 31, 2021 to December 31, 2022. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $1.4 billion, from December 31, 2021 to December 31, 2022. The increase in the RIC and auto loan portfolio was primarily due to increases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

As of December 31, 2022, 59.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.7% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

During the year ended December 31, 2022, the Company approved and completed purchases of performing personal unsecured loans from third parties with a UPB of approximately $720.0 million. Servicing was retained by the sellers with no future minimum amounts required to be purchased.

Personal unsecured and other consumer loans HFI increased $2.0 billion from December 31, 2021 to December 31, 2022. The increase is comprised of $720.0 million of loan purchases and $1.4 billion increase in new loan originations, offset by payoffs and paydowns.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2022	December 31, 2021	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$62,093	$31,752	$30,341	95.6%
C&I	94,299	69,754	24,545	35.2%
Multifamily	18,476	103,299	(84,823)	(82.1)%
Other commercial	5,180	9,036	(3,856)	(42.7)%
Total commercial loans	180,048	213,841	(33,793)	(15.8)%

Consumer loans secured by real estate:
Residential mortgages	75,666	123,548	(47,882)	(38.8)%
Home equity loans and lines of credit	82,664	88,310	(5,646)	(6.4)%
Consumer loans not secured by real estate:
RICs and auto loans	1,986,748	1,467,928	518,820	35.3%
Personal unsecured loans	10,397	2,892	7,505	259.5%
Other consumer	5,332	1,047	4,285	409.3%
Total consumer loans	2,160,807	1,683,725	477,082	28.3%
Total non-accrual loans	2,340,855	1,897,566	443,289	23.4%

OREO	4,437	3,724	713	19.1%
Repossessed vehicles	229,531	247,757	(18,226)	(7.4)%
Other repossessed assets	1,128	294	834	283.7%
Total OREO and other repossessed assets	235,096	251,775	(16,679)	(6.6)%
Total non-performing assets	$2,575,951	$2,149,341	$426,610	19.8%

Past due 90 days or more as to interest or principal and accruing interest	$3,719	$2,314	$1,405	60.7%
Non-performing assets as a percentage of total assets	1.5%	1.3%	n/a	n/a

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
ACL to total loan outstanding	7.05%	7.11%	7.93%
ACL	$6,865,581	$6,565,504	$7,484,948
Total loans outstanding	97,437,884	92,330,835	94,359,378
NPL to total loans outstanding	2.4%	2.1%	1.8%
NPL	$2,340,855	$1,897,566	$1,738,635
Total loans outstanding	97,437,884	92,330,835	94,359,378
ACL to NPL	293.3%	346.0%	430.5%
ACL	$6,865,581	$6,565,504	$7,484,948
NPL	2,340,855	1,897,566	1,738,635
NCO during the period to average loans outstanding:
Commercial	0.20%	0.18%	0.35%
Net charge-offs / (recoveries) during the period (1)	$76,469	$68,949	$145,332
Average amount outstanding	38,288,899	38,771,427	41,336,315
Consumer	2.94%	1.19%	2.82%
Net charge-offs / (recoveries) during the period (1)	$1,642,271	$643,146	$1,522,211
Average amount outstanding	55,886,419	54,066,174	53,955,975
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from December 31, 2021 to December 31, 2022. The increase in net charge-offs is primarily due to deterioration of the C&I portfolio. Consumer net Charge-offs during the period to average loans increased from December 31, 2021 to December 31, 2022. The increase is primarily due to the residual effects of COVID modification programs that lasted into 2021and charge-offs normalizing to pre-COVID periods.

Commercial

Commercial NPLs decreased $33.8 million from December 31, 2021 to December 31, 2022. Commercial NPLs accounted for less than 1% of commercial LHFI at December 31, 2022. The change in commercial NPLs was primarily comprised of a decrease of $84.8 million in the Multifamily portfolio, partially offset by an increase of $30.3 million in the CRE portfolio and an increase of $24.5 million in the C&I portfolio, comprised primarily of one commercial customer impacted by supply chain issues.

Consumer Loans Secured by Real Estate

NPLs in the Residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $75.2 million or 47.5% of non-performing consumer loans secured by real estate at December 31, 2022, compared to $41.1 million or 19.4% of consumer loans secured by real estate at December 31, 2021.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $518.8 million from December 31, 2021 to December 31, 2022. Non-performing RICs and auto loans accounted for 4.5% and 3.4% of total RICs and auto loans at December 31, 2022 and December 31, 2021, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $7.5 million from December 31, 2021 to December 31, 2022. Non-performing personal unsecured loans accounted for 0.3% and 0.1% of total personal unsecured loans at December 31, 2022 and December 31, 2021, respectively.
Delinquencies

Early stage delinquency in commercial loans totaled approximately $111.2 million and $113.9 million at December 31, 2022 and December 31, 2021, respectively. Early stage delinquency consumer loans amounted to $4.7 billion and $3.7 billion at December 31, 2022 and December 31, 2021, respectively. The increase in consumer loan delinquencies is primarily due to higher loan balances, pressures from the economic factors, as well as stimulated by the ending of government support programs utilized during COVID-19 and credit performance normalization post-COVID-19. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $1.1 billion from December 31, 2021 to December 31, 2022, primarily due to past due auto loans due to credit performance normalization as delinquencies have returned to pre COVID-19 pandemic levels.

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

The following table summarizes TDRs at the dates indicated:

	As of December 31, 2022
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$71,785	76.4%	$195,256	73.9%	$2,410,845	86.2%	$16,121	98.2%	$2,694,007
Non-performing	22,152	23.6%	68,876	26.1%	387,108	13.8%	295	1.8%	478,431
Total	$93,937	100.0%	$264,132	100.0%	$2,797,953	100.0%	$16,416	100.0%	$3,172,438

% of loan portfolio	0.2%	n/a	3.2%	n/a	6.3%	n/a	0.4%	n/a	3.3%
(1) Excludes LHFS.

	As of December 31, 2021
(in thousands)	Commercial	%	Consumer Loans Secured by Real Estate	%	RICs and Auto Loans	%	Other Consumer	%	Total TDRs
Performing	$103,582	51.2%	$171,991	60.7%	$3,341,939	89.4%	$24,081	97.7%	$3,641,593
Non-performing	98,620	48.8%	111,511	39.3%	397,122	10.6%	571	2.3%	607,824
Total	$202,202	100.0%	$283,502	100.0%	$3,739,061	100.0%	$24,652	100.0%	$4,249,417

% of loan portfolio	0.5%	n/a	3.1%	n/a	8.7%	n/a	1.1%	n/a	4.6%
(1) Excludes LHFS.

The following table provides a summary of TDR activity:

	Year Ended December 31, 2022		Year Ended December 31, 2021
(in thousands)	RICs and Auto Loans	All Other Loans(1)	RICs and Auto Loans	All Other Loans(1)
TDRs, beginning of period	$3,739,061	$510,356	$3,987,845	$336,284
New TDRs(1)	832,665	106,947	2,208,968	450,748
TDRs charged-off / repossessed	(494,002)	(15,859)	(828,557)	(15,621)
Repurchased/(Sold) TDRs	12,595	—	(1,193,146)	—
Payments on TDRs	(1,292,366)	(226,959)	(436,049)	(261,055)
TDRs, end of period	$2,797,953	$374,485	$3,739,061	$510,356
(1) New TDRs includes drawdowns on lines of credit that have previously been classified as TDRs.

The decrease in RIC and auto loan TDRs from December 31, 2021 to December 31, 2022 was attributed to TDR loan payoffs which outpaced new TDRs and increased efforts to work with customers prior to entering into loan modifications. All other loans decreased primarily due to loan payoffs, principal reductions, and amortization in the C&I, CEVF, CRE, and SREC portfolios, as well as a decrease in residential mortgage and home equity modifications resulting from the Company's decision to stop originating mortgages and home equity loans.

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

ACL

The Company's ACL was $6.9 billion at December 31, 2022, including an increase of $318.6 million from December 31, 2021. The increase in the ACL was primarily driven by a deterioration in the macroeconomic outlook and higher loan volume in the RIC and personal unsecured lending portfolios. The ACL for the consumer segment increased $318.7 million, offset by a decrease of $18.6 million in the ACL for the commercial segment. Refer to the rollforward of the ACL in Note 3 to the Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $104.1 million at December 31, 2021 to $85.6 million at December 31, 2022. The decrease included a credit loss benefit of $13.5 million on commercial commitments and a credit loss benefit of $5.0 million on consumer commitments.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,879,518	$6,172,652
FNMA and FHLMC securities	2,276,192	4,327,556
Other securities (1)	874,509	813,729
Total investment securities AFS	7,030,219	11,313,937
Investment securities HTM:
U.S. government agencies	8,009,802	6,702,471
FNMA and FHLMC securities	1,539,416	—
Total investment securities HTM	9,549,218	6,702,471
Trading securities	5,864,324	35,791
Other investments	1,116,161	1,060,347
Total investment portfolio	$23,559,922	$19,112,546
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	December 31, 2022	December 31, 2021	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$218,439	$73,618	$144,821	196.7%
Corporate debt securities	370,491	276,007	94,484	34.2%
ABS	504,018	537,722	(33,704)	(6.3)%
MBS:
GNMA - Residential	3,081,022	4,066,195	(985,173)	(24.2)%
GNMA - Commercial	580,057	2,032,839	(1,452,782)	(71.5)%
FHLMC and FNMA - Residential	2,180,201	4,219,641	(2,039,440)	(48.3)%
FHLMC and FNMA - Commercial	95,991	107,915	(11,924)	(11.0)%
Total investments in debt securities AFS	$7,030,219	$11,313,937	$(4,283,718)	(37.9)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the weighed average yield by maturity for the Company's HTM debt securities portfolio.

	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total
ABS	1.53%	2.05%	—%	1.81%
MBS:
GNMA - Residential	—%	0.51%	2.41%	2.41%
GNMA - Commercial	—%	—%	2.15%	2.15%
FHLMC and FNMA - Residential	—%	—%	2.50%	2.50%
Total Weighted Average Yield	1.53%	2.04%	2.29%	2.28%

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2022 was approximately 6.99 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2022 was approximately 4.00 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 370 investment securities classified as HTM as of December 31, 2022.

(in thousands)	December 31, 2022	December 31, 2021	Change in unrealized gain/(loss)
Total unrealized loss	$(884,941)	$(138,703)	$(746,238)
Total unrealized gain	328	42,687	(42,359)
Total unrealized gain/(loss) position	$(884,613)	$(96,016)	$(788,597)

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2022:

	December 31, 2022
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,935,654	$1,705,184
FHLMC	2,278,376	1,982,660
GNMA (1)	12,126,720	10,471,479
Total	$16,340,750	$14,159,323
(1) Includes U.S. government agency MBS.

GOODWILL

At December 31, 2022, goodwill totaled $2.8 billion and represented 1.6% of total assets and 15.9% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2022 using generally accepted valuation methods and noted no impairment.

For the Auto, CBB, C&I, CRE, and CIB reporting unit fair valuation analyses, the Company applied an equal weighting to the market and income approach. Additionally, for all reporting units, the Company selected a long-term growth rate of 3.5% for use in the income approach DCF analysis and a 25.0% control premium for the market approach based on the Company's review of transactions observable in the marketplace that were determined to be comparable. Other key assumptions by reporting unit included:

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.1x	1.0x	1.1x	1.3x	1.2x
Discount Rate	12.3%	13.1%	13.6%	12.9%	11.6%

The results of the fair value analyses for each of the reporting units exceeded carrying value by more than 10%.

Management continues to monitor changes in financial position and results of operations that would impact each of the reporting units estimated fair value or carrying value on a regular basis. Through the date of this filing, there have been no indicators which would change management's assessment as of October 1, 2022.

DEPOSITS

Uninsured deposits were $27.9 billion at December 31, 2022. The portion of U.S. time deposits in excess of insurance limit(1) were as follows:

(in thousands)	December 31, 2022
Time deposits otherwise uninsured with a maturity of:
3 Months or less	$88,684
Over 3 months through 6 months	133,812
Over 6 months through 12 months	298,765
Over 12 Months	326,485
Total U.S time deposits in excess of insurance limit	$847,746
(1) Uninsured deposits as defined by FDIC 370.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Company utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. In addition, The Company has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2022 were $43.6 billion, compared to $41.1 billion at December 31, 2021. Total borrowings increased $2.5 billion, primarily due to a decrease in private securitizations offset by increases in FHLB advances and issuances of Credit-Linked Notes. Refer to Note 10 to the Consolidated Financial Statements for the detail of Borrowings and other debt obligations.

(Dollars in thousands)	Year Ended December 31,
Parent Company & other subsidiary borrowings and other debt obligations	2022	2021

Parent Company senior notes and short-term borrowings:
Balance	$8,245,892	$9,122,233
Weighted average interest rate at year-end	3.86%	3.48%
Maximum amount outstanding at any month-end during the year	$10,119,149	$10,777,880
Average amount outstanding during the year	$9,374,860	$10,217,692
Weighted average interest rate during the year	3.61%	3.59%
Parent Company and Subsidiary subordinated notes:
Balance	$1,000,000	$500,011
Weighted average interest rate at year-end	5.03%	2.88%
Maximum amount outstanding at any month-end during the year	$1,000,000	$500,011
Average amount outstanding during the year	$513,701	$78,093
Weighted average interest rate during the year	2.98%	2.87%
Subsidiary short-term and overnight borrowings:
Balance	$234,581	$57,365
Weighted average interest rate at year-end	3.05%	0.05%
Maximum amount outstanding at any month-end during the year	$234,581	$57,365
Average amount outstanding during the year	$60,435	$31,461
Weighted average interest rate during the year	1.52%	0.15%

(Dollars in thousands)	Year Ended December 31,
	2022	2021

Credit Linked Notes:
Balance	$1,269,101	$293,749
Weighted average interest rate at year-end	7.20%	2.53%
Maximum amount outstanding at any month-end during the year	$1,269,101	$293,749
Average amount outstanding during the year	$588,537	$9,657
Weighted average interest rate during the year	5.76%	2.35%
FHLB advances:
Balance	$4,000,000	$250,000
Weighted average interest rate at year-end	4.65%	0.93%
Maximum amount outstanding at any month-end during the year	$6,750,000	$1,150,000
Average amount outstanding during the year	$2,280,137	$785,315
Weighted average interest rate during the year	2.96%	0.65%
Revolving credit facilities:
Balance	$3,953,800	$0
Weighted average interest rate at year-end	5.88%	—%
Maximum amount outstanding at any month-end during the year	$3,953,800	$4,659,988
Average amount outstanding during the year	$1,768,566	$1,220,838
Weighted average interest rate during the year	6.68%	5.10%
Revolving credit facilities with Santander:
Balance	$0	$4,000,000
Weighted average interest rate at year-end	—%	1.52%
Maximum amount outstanding at any month-end during the year	$4,000,000	$4,000,000
Average amount outstanding during the year	$1,833,333	$4,000,000
Weighted average interest rate during the year	1.58%	1.23%
Public securitizations:
Balance	$20,238,243	$23,531,904
Weighted average interest rate range at year-end	0.48% - 5.72%	0.48% - 3.42%
Maximum amount outstanding at any month-end during the year	$23,244,911	$25,196,457
Average amount outstanding during the year	$22,363,176	$22,251,209
Weighted average interest rate during the year	1.93%	2.10%
Privately issued amortizing notes:
Balance	$4,646,656	$3,377,925
Weighted average interest rate range at year-end	1.28% - 4.53%	1.28% - 3.90%
Maximum amount outstanding at any month-end during the year	$4,877,131	$6,847,058
Average amount outstanding during the year	$3,177,040	$4,949,942
Weighted average interest rate during the year	3.12%	1.53%

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $683.4 million at December 31, 2021 (consisting of a deferred tax asset balance of $87.9 million and a deferred tax liability balance of $771.3 million). Refer to Note 17 to the Consolidated Financial Statements for further discussion of the change in deferred tax balances.

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital in light of economic uncertainty and the U.S. Basel III framework.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2022 and 2021, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2022 and 2021, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of U.S. Basel III, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

Federal banking laws, regulations and policies also limit SBNA's ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, (3) the Bank has negative retained earnings, or (4) the Bank is not adequately capitalized at the time. The OCC's prior approval would also be required if SBNA were notified by the OCC that it is a problem institution or in troubled condition.

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. Refer to the section captioned "Liquidity and Capital Resources" for discussion of the Company's dividends.

The following schedule summarizes the actual capital balances of SHUSA and SBNA at December 31, 2022:

	SHUSA

	December 31, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	13.21%	6.50%	4.50%
Tier 1 capital ratio	13.90%	8.00%	6.00%
Total capital ratio	15.94%	10.00%	8.00%
Leverage ratio	10.20%	5.00%	4.00%

	SBNA

	December 31, 2022	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.61%	6.50%	4.50%
Tier 1 capital ratio	14.61%	8.00%	6.00%
Total capital ratio	15.86%	10.00%	8.00%
Leverage ratio	11.35%	5.00%	4.00%
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

Sources of Liquidity

The Company has several sources of funding to meet liquidity requirements, including the core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company has other sources of funding to meet its liquidity requirements such as dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

The specialized consumer financing of RICs requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. The Company funds these operations through its lending relationships with third-party banks, Santander and affiliates, and through securitizations in the ABS market. The Company seeks to issue debt that appropriately matches the cash flows of the assets that it originates. The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments.

During the year ended December 31, 2022, the Company's subsidiaries completed on-balance sheet funding transactions totaling approximately $13.2 billion, including:

•securitizations on its SDART platform for approximately $8.0 billion;
•lease securitizations on its SRT platform, for approximately $2.0 billion; and
•lease securitizations on its SCARF platform for approximately $3.3 billion.

In addition, during the year ended December 31, 2022, the Company's subsidiaries issued credit-linked notes in the amount of $1.3 billion. The notes contain a financial guarantee on a reference pool of RICs owned by the Company. For information regarding the Company's and its subsidiaries debt, see Note 10 to the Consolidated Financial Statements.

Intercompany Borrowings with SHUSA affiliates

SIS has entered into a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SIS was renegotiated in July 2021 to $750.0 million with an additional liquidity line of $750.0 million to support the new activity. In November 2021, the liquidity line was increased to $4.0 billion. At December 31, 2022, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, APS entered into a loan agreement with SHUSA following the acquisition to provide APS with an additional liquidity buffer.

Available Liquidity

As of December 31, 2022, the Company and its subsidiaries, had approximately $14.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $10.5 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2022, unencumbered highly liquid assets (cash and cash equivalents and securities AFS exclusive of securities pledged as collateral) totaled approximately $20.7 billion. This amount represented 26.1% of total deposits at December 31, 2022. As of December 31, 2022, the Company's subsidiaries had $8.8 billion in cash held at the FRB. Management believes that the Company has ample liquidity to fund its operations under business-as-usual and stress conditions.

Cash, cash equivalents, and restricted cash

	years ended December 31,
(in thousands)	2022	2021	2020
Net cash flows from operating activities	$5,285,141	$8,539,268	$5,268,999
Net cash flows from investing activities	(4,804,049)	(7,642,011)	(1,549,253)
Net cash flows from financing activities	(8,934,013)	6,195,237	2,678,743

Cash flows from operating activities

Net cash flow from operating activities decreased by $3.3 billion from the year ended December 31, 2021 to the year ended December 31, 2022, primarily due to a decrease in net income and a decrease in proceeds from sales of and collections on LHFS which included the sale of the Bluestem personal lending portfolio during the year December 31, 2021.

Cash flows from investing activities

Net cash flow from investing activities increased by $2.8 billion from the year ended December 31, 2021 to the year ended December 31, 2022, primarily due to an increase in federal funds sold and securities purchased under resale agreements or similar arrangements, offset by decreases in proceeds from sales, prepayments, and maturities of AFS investments and a decrease in proceeds from sales of LHFI.

Cash flows from financing activities

Net cash flow from financing activities decreased by $15.1 billion from the year ended December 31, 2021 to the year ended December 31, 2022, primarily due to a decrease in deposits and dividends paid on common stock.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $600.0 million for the exclusive use of providing short-term liquidity needs to support preferred lessor financing. As of December 31, 2022, there was an outstanding balance of $241.2 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $6.8 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of December 31, 2022, there was an outstanding balance of $3.7 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Repurchase Agreements

The Company and its subsidiaries also obtains financing through investment management or repurchase agreements under which they pledge retained subordinate bonds on its own securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging up to 365 days. As of December 31, 2022, there was no outstanding balance under any repurchase agreements.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $3.8 billion of term financing with maturities ranging from April 2023 to September 2025. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issue amortizing notes. As of December 31, 2022, there were on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $25.0 billion.

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

At December 31, 2022, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of December 31, 2022, the Company had total contractual cash obligations of $80.0 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $31.9 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $30.4 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $9.1 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of December 31, 2022, the Company had 530,391,043 shares of common stock outstanding. During the years December 31, 2022 and 2021, the Company paid cash dividends of $4.8 billion and zero, respectively to its common stock shareholder, Santander.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2022, Santander was the sole holder of the Series E Preferred Stock.

During the year ended December 31, 2022, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•SC declared and paid $4.5 billion in dividends to SHUSA.
•BSI declared and paid $40.0 million in dividends to SHUSA.
•SSLLC returned $20.0 million of capital to SHUSA.
•SFS returned $20.5 million of capital to SHUSA.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month term SOFR. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses, and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2022 and December 31, 2021:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2022	December 31, 2021
Down 100 basis points	(2.38)%	(2.63)%
Up 100 basis points	2.32%	4.33%
Up 200 basis points	4.60%	8.17%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2022 and December 31, 2021.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2022	December 31, 2021
Down 100 basis points	3.09%	(3.18)%
Up 100 basis points	(3.70)%	(0.91)%
Up 200 basis points	(7.40)%	(3.71)%

As of December 31, 2022, the Company’s profile reflected an increase of MVE of 3.09% for downward parallel interest rate shocks of 100 basis points and a decrease of 3.70% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

The Company is subject to price risk through its capital markets and mortgage banking activities. The Company employs various tools to measure and manage price risk in its portfolios. In addition, SHUSA's Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

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

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Year Ended December 31,
(Dollars in thousands)	2022	2021	2020(1)	2019	2018
Return on Average Assets:
Net income/(loss)	$1,405,007	$3,621,307	$(656,303)	$1,041,817	$991,035
Average assets	169,706,317	151,819,293	149,645,866	142,308,583	131,232,021
Return on average assets	0.83%	2.39%	(0.44)%	0.73%	0.76%

Return on Average Equity:
Net income/(loss)	$1,405,007	$3,621,307	$(656,303)	$1,041,817	$991,035
Average equity	21,345,060	23,163,377	21,719,676	24,639,561	24,103,584
Return on average equity	6.58%	15.63%	(3.02)%	4.23%	4.11%

Average Equity to Average Assets:
Average equity	$21,345,060	$23,163,377	$21,719,676	$24,639,561	$24,103,584
Average assets	169,706,317	151,819,293	149,645,866	142,308,583	131,232,021
Average equity to average assets	12.58%	15.26%	14.51%	17.31%	18.37%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$6,136,779	$6,144,167	$8,208,234	$6,365,852	$5,832,325

Net interest income	$6,174,463	$6,189,521	$6,359,481	$6,442,768	$6,344,850
Non-interest income	3,729,263	4,452,187	3,949,988	3,729,117	3,244,308
Total net interest income and non-interest income (denominator)	9,903,726	10,641,708	10,309,469	10,171,885	9,589,158

Efficiency ratio	61.96%	57.74%	79.62%	62.58%	60.82%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge on SBNA

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2022
	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$11,186,420	$12,051,039	$17,429,722	$22,513,955	$11,186,420	$17,429,722
Goodwill	(1,554,410)	(1,554,410)	(2,767,732)	(2,596,161)	(1,554,410)	(2,767,732)
Intangible assets	(1,045)	(1,234)	(326,633)	(339,079)	(1,045)	(326,633)
Deferred taxes on goodwill and intangible assets	111,023	111,739	20,710	125,509	111,023	20,710
Other adjustments to CET1(3)	(87,799)	31,990	568,077	1,182,727	(307,793)	(449,332)
Disallowed deferred tax assets	(93,819)	(113,288)	(4,487)	(6,998)	(93,819)	(4,487)
Accumulated other comprehensive loss	1,328,317	168,536	1,336,023	188,110	1,328,317	1,336,023
CET1 capital (numerator)	$10,888,687	$10,694,372	$16,255,680	$21,068,063	$10,668,693	$15,238,271
RWAs (denominator)(2)	74,548,852	65,386,093	123,030,839	111,819,655	74,442,363	121,356,628
Ratio	14.61%	16.36%	13.21%	18.84%	14.33%	12.56%

(1)    CET1 is calculated under U.S. Basel III regulations.
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
(4)    Represents non-GAAP measures.

2022 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2022 of $122.5 million compared to net income of $227.8 million for the third quarter of 2022. The most significant contributors to the decrease for the fourth quarter compared to third quarter were: a decrease in the Net interest income after credit loss provision / (benefit) of $162.3 million due to the build of the ACL in response to market deterioration, increased charge-offs in the RIC portfolio, and new originations in the personal unsecured portfolios, offset by a lower income tax expense provision due to lower net income.

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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to the Company not designing and maintaining effective controls to verify the proper classification of loan and lease transfer activities within the consolidated statements of cash flows.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

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

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Pierpont Capital Holdings LLC (PCH) from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded PCH from our audit of internal control over financial reporting. PCH is a wholly-owned subsidiary whose total assets and total interest and non-interest income excluded from management’s assessment and our audit of internal control over financial reporting represent 9.3% and 6.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Allowance for Loan and Lease Losses on Loans Held for Investment – Certain Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2022, the allowance for loan and lease losses was $6.8 billion on total loans held for investment of $97.3 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, housing price index (HPI), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period and the loss in the event of default. Gross domestic product (GDP) is also a key input used in the models for prediction of the likelihood that the borrower will default. Management also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance.

The principal considerations for our determination that performing procedures relating to certain qualitative adjustments to the allowance for loan and lease losses on loans held for investment is a critical audit matter are (i) the significant judgment by management in determining the allowance for loan and lease losses; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the macroeconomic scenario weighting for the interpretation of economic trends; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan and lease losses on loans held for investment estimation process, including controls over certain qualitative adjustments. These procedures also included, among others, (i) testing the completeness and accuracy of the data used in the estimate and (ii) the involvement of professionals with specialized skill and knowledge to assist in (a) testing management’s process for determining the allowance for loan and lease losses, (b) evaluating the appropriateness of the methodology and models, (c) testing certain of the data used in the estimate, and (d) evaluating the reasonableness of the qualitative adjustments related to macroeconomic scenario weighting for the interpretation of economic trends.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2023

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$10,218,066	$19,305,530
Federal funds sold and securities purchased under resale agreements or similar arrangements	12,424,079	5,346,468
Investment securities:
AFS at fair value (amortized cost of $7,914,832 and $11,409,953 as of December 31, 2022 and December 31, 2021, respectively)	7,030,219	11,313,937
Trading securities	5,864,324	35,791
HTM (fair value of $8,273,285 and $6,629,206 as of December 31, 2022 and December 31, 2021, respectively)	9,549,218	6,702,471
Other investments	1,116,161	1,060,347
LHFI(1) (5)	97,338,329	92,075,812
ALLL (5)	(6,779,999)	(6,461,410)
Net LHFI	90,558,330	85,614,402
LHFS (2)(5)	99,555	255,023
Premises and equipment, net (3)	910,477	856,393
Operating lease assets, net (5)(6)	14,267,111	15,406,402
Goodwill	2,767,732	2,596,161
Intangible assets, net	326,633	339,079
BOLI	1,969,717	1,942,099
Restricted cash (5)	6,346,248	5,711,705
Other assets (4) (5)	4,746,450	3,335,423
TOTAL ASSETS	$168,194,320	$159,821,231
LIABILITIES
Accounts payables and accrued expenses	6,148,533	$5,329,755
Deposits and other customer accounts	79,128,541	81,598,172
Federal funds purchased and securities loaned or sold under repurchase agreements	15,382,819	5,258,875
Trading liabilities	2,871,645	62
Borrowings and other debt obligations (5)	43,588,273	41,133,187
Advance payments by borrowers for taxes and insurance	149,133	142,592
Deferred tax liabilities, net	389,043	771,341
Other liabilities (5)	2,606,611	1,119,897
TOTAL LIABILITIES	150,264,598	135,353,881
Commitments and contingencies (Note 20)

MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 500,000 and zero shares outstanding at December 31, 2022 and December 31, 2021)	500,000	—

STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2022 and December 31, 2021)	17,284,611	17,875,938
Accumulated other comprehensive loss, net of taxes	(1,336,023)	(188,110)
Retained earnings	1,481,134	4,826,127
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,429,722	22,513,955
NCI	—	1,953,395
TOTAL STOCKHOLDER'S EQUITY	17,429,722	24,467,350
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$168,194,320	$159,821,231
(1) LHFI includes $20.9 million and $33.5 million of loans recorded at fair value at December 31, 2022 and December 31, 2021, respectively.
(2) Includes $549.0 thousand and $166.8 million of loans recorded at the FVO at December 31, 2022 and December 31, 2021, respectively.
(3) Net of accumulated depreciation of $2.1 billion and $1.8 billion at December 31, 2022 and December 31, 2021, respectively.
(4) Includes MSRs of $107.4 million and $79.1 million at December 31, 2022 and December 31, 2021, respectively, for which the Company has elected the FVO. See Note 15 to these Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2022 and December 31, 2021, LHFI included $27.1 billion and $20.6 billion, LHFS included zero and zero , Operating leases assets, net included $14.3 billion and $14.7 billion, restricted cash included $923.5 million and $1.6 billion, Other assets included $716.7 million and $629.4 million, Borrowings and other debt obligations included $31.6 billion and $29.2 billion, and Other liabilities included $138.0 million and $81.1 million of assets or liabilities that were included within VIEs, respectively. See Note 8 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.7 billion and $3.8 billion at December 31, 2022 and December 31, 2021, respectively.
See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	years ended December 31,
	2022	2021	2020
INTEREST INCOME:
Loans	$7,027,748	$7,045,658	$7,657,090
Interest-earning deposits	223,787	25,894	53,403
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	682,198	1,164	—
Investment securities:
AFS	167,922	107,659	191,451
HTM	160,690	103,911	96,763
Trading securities	138,913	—	3
Other investments	19,935	8,643	21,574
TOTAL INTEREST INCOME	8,421,193	7,292,929	8,020,284
INTEREST EXPENSE:
Deposits and other customer accounts	304,534	87,103	290,405
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	720,800	415	9
Interest expense on trading liabilities	64,686	941	1,204
Borrowings and other debt obligations	1,156,710	1,014,949	1,369,185
TOTAL INTEREST EXPENSE	2,246,730	1,103,408	1,660,803
NET INTEREST INCOME	6,174,463	6,189,521	6,359,481
Credit loss expense / (benefit)	2,018,817	(207,349)	2,868,183
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE / (BENEFIT)	4,155,646	6,396,870	3,491,298
NON-INTEREST INCOME:
Consumer and commercial fees	399,448	437,041	471,901
Capital markets and Foreign Exchange Income	179,843	250,268	227,421
Lease income	2,650,668	2,899,816	3,037,284
Miscellaneous income, net(1) (2)	480,762	850,581	182,085
TOTAL FEES AND OTHER INCOME	3,710,721	4,437,706	3,918,691
Net gain on sale of investment securities	18,542	14,481	31,297
TOTAL NON-INTEREST INCOME	3,729,263	4,452,187	3,949,988
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	2,001,243	1,975,292	1,896,480
Occupancy and equipment expenses	653,820	663,660	632,424
Technology, outside service, and marketing expense	656,038	605,464	548,662
Loan expense	287,419	319,287	328,549
Lease expense	2,036,715	2,032,206	2,393,339
Impairment of goodwill	—	—	1,848,228
Other expenses	501,544	548,258	560,552
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	6,136,779	6,144,167	8,208,234
INCOME/LOSS BEFORE INCOME TAX PROVISION	1,748,130	4,704,890	(766,948)
Income tax (benefit) provision	343,123	1,083,583	(110,645)
NET INCOME/LOSS INCLUDING NCI	1,405,007	3,621,307	(656,303)
LESS: NET INCOME/LOSS ATTRIBUTABLE TO NCI	—	638,945	184,061
NET INCOME/LOSS ATTRIBUTABLE TO SHUSA	$1,405,007	$2,982,362	$(840,364)
(1) Includes equity investment income/(expense), net.
(2) Netted down by the impact of lower of cost or market adjustments on a portion of the Company's LHFS portfolio $9.8 million, zero, and $509.2 million for the years ended December 31, 2022, 2021, and 2020 respectively. This portion of the portfolio was sold in the first quarter of 2021

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
(In thousands)

	years ended December 31,
	2022	2021	2020
NET INCOME INCLUDING NCI	$1,405,007	$3,621,307	$(656,303)
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	(435,647)	(158,184)	98,281
Net unrealized (losses) / gains on AFS investment securities, net of tax(1)	(716,667)	(197,168)	140,143
Pension and post-retirement actuarial gains, net of tax	4,401	947	16,078
TOTAL OTHER COMPREHENSIVE LOSS, NET OF TAX	(1,147,913)	(354,405)	254,502
COMPREHENSIVE (LOSS)/INCOME	257,094	3,266,902	(401,801)
NET INCOME INCLUDING NCI	—	638,945	184,061
COMPREHENSIVE (LOSS)/INCOME ATTRIBUTABLE TO SHUSA	$257,094	$2,627,957	$(585,862)

(1) Excludes zero of OCI/(loss) attributable to NCI for the year ended December 31, 2022, $5.2 million and $7.4 million for the corresponding periods in 2021 and 2020, respectively.

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock / Mezzanine
Balance, January 1, 2020	530,391	$17,954,441	$(88,207)	$4,155,226	$2,377,370	$24,398,830	$—
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(1,346,097)	(439,367)	(1,785,464)	—
Comprehensive income/(loss) attributable to SHUSA	—	—	254,502	(840,364)	—	(585,862)	—
Other comprehensive loss attributable to NCI	—	—	—	—	(7,372)	(7,372)	—
Net Income Attributable to NCI	—	—	—	—	184,061	184,061	—
Impact of SC Stock Option Activity	—	—	—	—	5,536	5,536	—
Dividends declared and paid to common stock	—	—	—	(125,000)	—	(125,000)	—
Dividends paid to NCI	—	—	—	—	(50,546)	(50,546)	—
Stock repurchase	—	(77,623)	—	—	(693,848)	(771,471)	—
Balance, December 31, 2020	530,391	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712	$—
Comprehensive income/(loss) attributable to SHUSA	—	—	(354,405)	2,982,362	—	2,627,957	—
Other comprehensive income/(loss) attributable to NCI	—	—	—	—	5,159	5,159	—
Net income attributable to NCI	—	—	—	—	638,945	638,945	—
Impact of SC stock option activity	—	—	—	—	8,576	8,576	—
Dividends paid to NCI	—	—	—	—	(66,525)	(66,525)	—
Stock repurchase	—	(880)	—	—	(8,594)	(9,474)	—
Balance, December 31, 2021	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive income/(loss) attributable to SHUSA	—	—	(1,147,913)	1,405,007	—	257,094	—
Dividends declared and paid on common stock	—	—	—	(4,750,000)	—	(4,750,000)	—
Stock repurchase	—	(591,327)	—	—	(1,953,395)	(2,544,722)	—
Preferred Stock offering	—	—	—	—	—	—	500,000
Balance, December 31, 2022	$530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss) including NCI	$1,405,007	$3,621,307	$(656,303)
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill	—	—	1,848,228
Credit loss expense/(benefit)	2,018,817	(207,349)	2,868,183
Deferred tax expense/(benefit)	(86,291)	635,635	(276,155)
Depreciation, amortization and accretion	2,788,088	2,354,705	2,766,050
Net (gain)/loss on sale of loans	(7,854)	(41,881)	374,734
Net gain on sale of investment securities	(18,542)	(14,481)	(31,297)
Net (gain)/loss on debt extinguishment	(18,849)	—	10,887
Net (gain)/loss on real estate owned, premises and equipment, and other	(8,680)	6,332	(66,150)
Stock-based compensation	—	—	33
Equity (income)/loss on equity method investments	(2,188)	12,785	11,538
Originations of LHFS	(195,849)	(1,395,180)	(3,728,842)
Proceeds from sales of and collections on LHFS (1)	364,333	2,853,517	2,085,878
Net change in:
Trading securities and trading liabilities, net	(850,795)	—	—
Revolving personal loans	—	34,246	(282,371)
Other assets and BOLI	(992,254)	651,562	621,985
Other liabilities	890,198	28,070	(277,399)
NET CASH PROVIDED BY OPERATING ACTIVITIES	5,285,141	8,539,268	5,268,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	624,353	1,326,299	2,665,593
Proceeds from prepayments and maturities of AFS investment securities	2,062,869	4,458,454	8,125,673
Purchases of AFS investment securities	(2,256,438)	(6,148,828)	(7,632,295)
Proceeds from prepayments and maturities of HTM investment securities	1,110,339	1,924,402	1,225,093
Purchases of HTM investment securities	(1,214,305)	(3,166,142)	(2,707,302)
Proceeds from sales of other investments	429,539	64,290	431,819
Proceeds from maturities of other investments	650,000	750,000	85
Purchases of other investments	(1,017,430)	(325,493)	(902,090)
Net change in federal funds sold and securities purchased under resale agreements	3,561,084	(5,346,468)	—
Proceeds from sales of LHFI (2)	596,717	3,332,062	3,489,035
Proceeds from the sales of equity method investments	79,926	8,100	—
Distributions from equity method investments	12,158	9,279	8,053
Contributions to equity method and other investments	(317,082)	(183,352)	(135,298)
Proceeds from settlements of BOLI policies	33,532	26,799	11,023
Purchases of LHFI	(1,100,954)	(1,486,001)	(77,136)
Net change in loans other than purchases and sales	(6,456,003)	(1,878,798)	(3,751,019)
Purchases and originations of operating leases	(6,061,048)	(7,694,192)	(6,860,838)
Proceeds from the sale and termination of operating leases	5,024,206	6,944,112	4,273,115
Manufacturer and dealer incentives (paid)/received	47,052	(55,799)	433,062
Proceeds from sales of real estate owned and premises and equipment	6,470	32,905	49,981
Purchases of premises and equipment	(227,103)	(233,640)	(195,807)
Acquisition of PCH	(391,931)	—	—
NET CASH USED IN INVESTING ACTIVITIES	(4,804,049)	(7,642,011)	(1,549,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(2,469,631)	6,294,465	7,977,001
Net change in short-term borrowings	177,205	(158,385)	(36,672)
Net proceeds from long-term borrowings	38,902,767	28,056,693	42,867,377
Repayments of long-term borrowings	(40,582,614)	(32,280,005)	(41,537,581)
Proceeds from FHLB advances (with terms greater than 3 months)	4,000,000	—	2,500,000
Repayments of FHLB advances (with terms greater than three months)	(250,000)	(900,000)	(8,135,882)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(1,923,559)	5,258,875	—
Net change in advance payments by borrowers for taxes and insurance	6,541	(1,622)	(9,206)
Dividends paid on common stock	(4,750,000)	—	(125,000)
Dividends paid to NCI	—	(66,525)	(50,546)
Stock repurchase	(2,544,722)	(9,474)	(771,471)
Proceeds from the issuance of common stock	—	1,215	723
Preferred stock offering	500,000	—	—
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(8,934,013)	6,195,237	2,678,743

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(8,452,921)	7,092,494	6,398,489
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	25,017,235	17,924,741	11,526,252
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (3)	$16,564,314	$25,017,235	$17,924,741

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(554,758)	$240,413	$(60,703)
Interest paid	2,035,904	1,129,445	1,689,643

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	11,901	(31,121)	(41,398)
Loans transferred from/(to) LHFI (from)/to LHFS, net	464,460	183,601	3,009,343
Unsettled purchases of investment securities	21,242	37,589	113,537
AFS investment securities transferred to HTM investment securities	2,982,195	—	—
(1) Includes sales proceeds from Bluestem portfolio sale of $608 million for loans originated as HFS for the year ended December 31, 2021.
(2) Includes sales proceeds from Bluestem portfolio sale of $188 million for loans originated as HFI for the year ended December 31, 2021.
(3) The years ended December 31, 2022, 2021 and 2020 include cash and cash equivalents balances of $10.2 billion, $19.3 billion and $12.6 billion, respectively, and restricted cash balances of $6.3 billion, $5.7 billion and $5.3 billion, respectively.

See accompanying notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SIS, a registered broker-dealer headquartered in New York providing services in investment banking, institutional sales, and trading and offering research reports on Latin American and European equity and fixed income securities; APS, an institutional fixed-income broker-dealer headquartered in New York providing institutional and middle market clients with access to a broad range of fixed income products including mortgage products, investment grade credit, U.S. Government and federal agency securities, fixed-income structured products banking and advisory services; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

The Company specializes in consumer financing focused on vehicle finance, servicing of third-party vehicle financing, and delivering service to dealers and customers across the full credit spectrum. This includes indirect origination and servicing of vehicle loans and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers, origination of vehicle loans through a web-based direct lending program, purchases of vehicle loans from other lenders, and servicing of automobile and recreational and marine vehicle portfolios for other lenders. The Company sells consumer vehicle loans and leases through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer vehicle loans and leases.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches principally located in Massachusetts, New Hampshire, Connecticut, Rhode Island, New York, New Jersey, Pennsylvania, and Delaware; and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt capital markets, investment banking, exchange traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

Acquisition of SC Common Stock

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% NCI in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, Additional paid in capital decreased by $591.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the Federal Reserve Bank of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities as a market maker of U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. PCH has approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. No material adjustments to the fair values disclosed below are expected. Goodwill of approximately $172 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles will be amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively. Immediately prior to the acquisition, SHUSA lent ASG Holdings, a subsidiary of PCH, $163 million (on an unsecured basis), which PCH used to pay off certain existing third-party debt.

The following are fair values of the assets and liabilities of PCH on the acquisition date:

Balance at April 11, 2022
(in thousands)
Fair value of consideration transferred	$447,722
Fair value of assets acquired:
Cash and cash equivalents (includes restricted cash)	$56,023
Other investments - trading assets at fair value	5,121,331
Fed funds sold and securities purchased under resale agreements or similar arrangements	10,638,695
Other intangible assets	39,520
Other assets including premises and equipment	185,830
Total assets acquired	$16,041,399
Fair value of liabilities acquired:
Accounts payable, accrued expenses, and other liabilities	$537,701
Fed funds purchased and securities loaned or sold under repurchase agreements	12,047,503
Trading liabilities	3,013,646
Borrowings and other debt obligations	162,938
Total liabilities acquired	$15,761,788

Fair value of net assets acquired	$279,611
Deferred taxes on purchase accounting fair value adjustments	(3,460)
Goodwill recognized	$171,571

If PCH had been acquired on January 1, 2022, SHUSA’s unaudited consolidated revenue (which includes total interest income and non-interest income) and net income through December 31, 2022 would have been $12.2 billion and $1.4 billion, respectively. In its Consolidated Statement of Income for December 31, 2022, SHUSA has included revenues of $817 million and a net loss of $61 million generated by PCH since the acquisition date. Pro forma information related to prior periods is impractical to present since retrospective application requires certain assumptions about management’s intent in those periods that cannot be substantiated.

In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed Santander US Capital Markets LLC. Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, expected end-of-term lease residual values, and goodwill. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

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

Recently Issued Accounting Standards Not Yet Adopted

In March 2022, the FASB issued ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. This guidance removes the specific guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. In addition, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company has adopted the new guidance on January 1, 2023 on a modified retrospective basis with a cumulative effect adjustment to retained earnings. The effect of the implementation is an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million.

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

Sales of RICs and Leases

The Company, through SC, transfers RICs into newly formed Trusts which then issue one or more classes of notes payable backed by the RICs. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPEs and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs, and are not available to the Company's creditors or other subsidiaries.

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

Debt securities that the Company has the positive intent and ability to hold until maturity are classified as HTM securities. HTM securities are reported at cost and adjusted for payments, charge-offs, amortization of premium and accretion of discount. Impairment of HTM securities is recorded using a valuation reserve which represents management’s best estimate of expected credit losses during the lives of the securities. Securities for which management has an expectation that nonpayment of the amortized costs basis is zero, do not have a reserve. The Company has a zero loss expectation when the securities are issued or guaranteed by certain U.S. government entities, and those entities have a long history of no defaults and the highest credit ratings issued by rating agencies. Transfers of debt securities into the HTM category from the AFS category are made at amortized cost plus or minus any unrealized gains or losses recorded in AOCI. The unrealized gain or loss at the date of transfer is amortized over the remaining lives of the securities. Any reserve for credit losses on investments recorded while the security was classified as AFS will be reversed through provision expense in non-interest income. Thereafter, the allowance will be recorded through provision expense using the HTM valuation reserve.

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

Debt securities held for trading purposes and equity securities are carried at fair value, with changes in fair value recorded in non-interest income. Investments that are purchased principally for the purpose of economically hedging MSRs in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Miscellaneous income, net line of the Consolidated Statements of Operations.

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

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amount of cash collateral advanced or received. Accrued interest is classified in Other assets and Other liabilities. Where appropriate under applicable accounting guidance, Securities Financing Activities with the same counterparty are reported on a net basis.

Securities transferred to counterparties under repurchase agreements and securities lending transactions continue to be recognized on the Consolidated Balance Sheets, are measured at fair value, and are included in Investment securities AFS on the Company’s Consolidated Balance Sheets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheets unless the counterparty defaults. The securities transferred under Securities Financing Activities typically are U.S. Treasury and agency securities or residential agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. The Company may be exposed to counterparty risk, with such risk managed by performing assessments independent of business line managers, and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in collateral being obtained or refunded to counterparties to maintain specified collateral levels. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.

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

Originated LHFI

Originated LHFI are reported net of cumulative charge-offs, unamortized loan origination fees and costs, and unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's originated LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments.

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

Collateral is generally required for loans. For commercial loans, the Company focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. C&I loans are generally secured by the borrower’s assets and by guarantees. CRE loans are secured by real estate at specified LTV ratios and often by a guarantee. The Company purchases residential mortgage loans and home equity loans and lines that are secured by the underlying 1-4 family residential properties. RICs and auto loans are secured by the underlying vehicles.

See LHFS subsection below for accounting treatment when an HFI loan is re-designated as LHFS.

Purchased LHFI

Purchased loans are generally loans acquired in a bulk purchase or a business combination. RICs acquired directly from a dealer and loans acquired upon origination from a third party through a flow agreement are considered to be originated loans, not purchased loans.

Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination are considered PCD loans. PCD loans require the recognition of an ACL at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated using the same methodology as originated loans, as described below. Alternatively, the Company can elect the FVO at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under the FVO.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Purchase discounts and premiums on purchased loans that are deemed performing are accreted over the contractual term of the loans, generally using the effective interest method. The purchase discounts on revolving personal unsecured loans are amortized on a straight-line basis.

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

The above expected credit loss components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance. These ECL components are inputs to both the Company’s DCF approach for TDRs and individually assessed loans, and the non-DCF approach for other loans.

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

Consumer loans (excluding RICs and auto loans) are placed on nonaccrual status when they meet certain delinquency thresholds, or sooner if collectability of the amortized cost basis is in doubt. Residential mortgages, home equity loans and lines and unsecured loans are generally placed on nonaccrual status at 90 days delinquent, and returned to accrual status when they become less than 90 days delinquent.

Credit cards continue to accrue interest until they become 180 days delinquent, at which point they are charged-off.

For RICs and auto loans, the accrual of interest is discontinued and accrued but uncollected interest is reversed once a RIC becomes more than 60 days delinquent, (i.e., 61 or more DPD) and is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. The Company considers RICs and auto loans delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date. The payment following the partial payment must be a full payment, or the account will move into delinquency status at that time.

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

The Company generally charges off consumer loans, or a portion thereof, as follows: residential mortgage loans and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days delinquent, and other loans (closed-end) are charged-off when they become 120 days delinquent. RICs and auto loans are charged-off to the estimated net recovery value in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession to estimated net recovery value when the automobile is repossessed and legally available for disposition. For RICs and auto loans, a net charge-off represents the difference between the estimated net sales proceeds and the Company's amortized cost basis of the related contract. Revolving personal unsecured loans are charged off when they become 180 days delinquent. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

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

Expected recoveries of amounts previously written off and expected to be written off are included in the ACL up to the aggregate of amounts previously written off and expected to be written off by the Company.

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

Short-term modifications are generally not classified as TDRs. In response to the 2020 COVID-19 pandemic, the Company implemented loan modification programs to assist borrowers impacted by the pandemic. Under these programs, payment deferrals of up to six months to borrowers who were performing prior to the modification are considered short-term modifications and are not classified as TDRs. Additionally, certain consumer loans that are granted deferrals beyond 180 days are not classified as TDRs if they comply with the requirements of the CARES Act. During 2021 the Company reverted to its pre-pandemic TDR programs.

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

In accordance with our policies and guidelines, the Company at times offers extensions (deferrals) to consumers on our RIC and auto loans under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. More than 90% of deferrals granted are for two payments. Our policies and guidelines limit the frequency of each new deferral that may be granted to one deferral every six months, regardless of the length of any prior deferral. The maximum number of months extended for the life of the loan for all automobile RICs is 8, while some marine and RV contracts have a maximum of twelve months extended to reflect their longer term. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. The Company considers all RICs and auto loans that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice, as TDRs. Additionally, restructurings through bankruptcy proceedings are deemed to be TDRs.

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

At the time a deferral is granted on a RIC or auto loan, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current, and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account.

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

All other LHFS which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the lower of cost or fair value. When loans are transferred from HFI, the Company will recognize a charge-off to the ALLL, if warranted under the Company’s charge-off policies. Any excess ALLL for the transferred loans is reversed through provision expense. Subsequent to the initial measurement of LHFS, market declines in the recorded investment, whether due to credit or market risk, are recorded through Miscellaneous income, net as lower of cost or market adjustments.

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

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2022, 2021, or 2020.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements(1)	10 to 30 years
Software	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years
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

The Company's intangible assets consist of assets purchased or acquired through business combinations, including customer relationships and dealer networks. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life are amortized over their useful lives.

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

Credit-Linked Notes

Credit-linked notes are classified as Borrowings and other debt obligations. The notes contain a financial guarantee that effectively transfers a portion of the credit risk on a reference pool of loans owned by the Company to the noteholders. These are considered freestanding financial guarantee contracts. The notes are recorded at the amount of the proceeds received, net of debt issuance costs and subsequently accounted for on an amortized cost basis. In the event of credit losses on the reference loan pool in excess of the contractual residual amount, the principal balance of the notes will be reduced to the extent of such loss up to the amount of notes issued and recognized as a debt extinguishment gain within Miscellaneous income, net. In addition, as the credit guarantee component of the notes is considered to be free standing, the ACL measured on the reference pool of loans in accordance with ASC 326 is not reduced by the credit guarantee. The Company has the option to redeem the notes once the unpaid principal balance of the reference pool is less than or equal to 10% of the initial principal balance.

In connection with certain of its credit linked notes, the Company is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of these transactions' credit-linked notes. This is reported as restricted cash in the Consolidated Balance Sheets. In addition, the Company maintains standby letters of credit (with a third-party financial institution) in an amount approximating six months of interest due on the notes outstanding.

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
•Loan sales and servicing
•Finance leases
•BOLI
•Depository services
•Commissions and trailer fees
•Interchange income, net
•Underwriting, structuring and advisory fees
•Asset and wealth management fees

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

Underwriting structuring and advisory fees

The Broker-Dealers perform underwriting services by raising investment capital from investors on behalf of corporations that are issuing securities. Underwriting services have one performance obligation, which is satisfied on the day the Broker-Dealers purchase the securities.

Underwriting revenues also result from securitization activities related to commercial mortgage loans and mortgage-backed and other asset-backed securities. Such transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets. The gain or loss on sale of such financial assets is recorded as underwriting revenues and is based upon their respective fair values at the date of sale.

Underwriting services include multiple parties in delivering the performance obligation. The Company has evaluated whether it is the principal or agent when we provide underwriting services. The Company acts as the principal when performing underwriting services, and recognizes fees on a gross basis. Revenue is recorded as the difference between the price the Company pays the issuer of the securities and the public offering price, and expenses are recorded as the proportionate share of the underwriting costs incurred. The Company is the principal because we obtain control of the services provided by third-party vendors and combine them with other services as part of delivering on the underwriting service.

In addition, structuring and advisory fees may be earned by the Broker-Dealers, primarily in referring institutional clients to entities participating in financing transactions. This revenue is recognized as the performance obligations are satisfied, generally at the funding date.

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

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2022 through the issuance of these Consolidated Financial Statements. Except as disclosed above and in Note 10, there were no material events in that period that would require recognition or disclosure in its Consolidated Financial Statements as of December 31, 2022.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$220,920	$—	$(2,481)	$218,439	$72,860	$758	$—	$73,618
Corporate debt securities	371,458	1	(968)	370,491	275,963	140	(96)	276,007
ABS	517,920	58	(13,960)	504,018	537,835	353	(466)	537,722
MBS:
GNMA - Residential	3,484,616	—	(403,594)	3,081,022	4,064,718	21,169	(19,692)	4,066,195
GNMA - Commercial	684,502	267	(104,712)	580,057	2,086,437	2,060	(55,658)	2,032,839
FHLMC and FNMA - Residential	2,574,516	2	(394,317)	2,180,201	4,267,757	14,616	(62,732)	4,219,641
FHLMC and FNMA - Commercial	100,099	—	(4,108)	95,991	104,383	3,591	(59)	107,915
Unallocated FV hedge basis adjustment(1)	(39,199)	—	39,199	—	—	—	—	—
Total investments in debt securities AFS	$7,914,832	$328	$(884,941)	$7,030,219	$11,409,953	$42,687	$(138,703)	$11,313,937
(1) The Company has entered into fair value hedges of portions of a closed portfolio with a book value of approximately $3.2 billion of AFS debt securities, using the portfolio layer method.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2022				December 31, 2021
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$52,201	$—	$(967)	$51,234	$89,722	$319	$—	$90,041
MBS:
GNMA - Residential	2,968,753	768	(492,643)	2,476,878	2,862,595	13,412	(45,102)	2,830,905
GNMA - Commercial	4,988,848	1,625	(656,952)	4,333,521	3,750,154	25,524	(67,418)	3,708,260
FHLMC and FNMA - Residential	1,539,416	243	(128,007)	1,411,652	—	—	—	—
Total investments in debt securities HTM	$9,549,218	$2,636	$(1,278,569)	$8,273,285	$6,702,471	$39,255	$(112,520)	$6,629,206

As of December 31, 2022 and December 31, 2021, the Company had investment securities with an estimated carrying value of $5.8 billion and $5.3 billion, respectively, pledged as collateral, which were comprised of the following: $2.7 billion and $1.6 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.7 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $51.2 million and $72.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $418.0 million and $403.8 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 13 to these Consolidated Financial Statements.

At December 31, 2022 and December 31, 2021, the Company had $80.4 million and $26.9 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2022 or December 31, 2021.

During 2022, there were approximately $3.0 billion of transfers of debt securities from AFS to HTM.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2022 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasuries	$28,360	$190,079	$—	$—	$218,439	1.93%
Corporate debt securities	270,898	99,593	—	—	370,491	4.80%
ABS	—	3,053	132,772	368,193	504,018	5.60%
MBS:
GNMA - Residential	—	4	29,688	3,051,330	3,081,022	3.73%
GNMA - Commercial	—	—	—	580,057	580,057	2.24%
FHLMC and FNMA - Residential	2	30,901	109,976	2,039,322	2,180,201	2.70%
FHLMC and FNMA - Commercial	—	17,281	68,885	9,825	95,991	3.53%
Total fair value	$299,260	$340,911	$341,321	$6,048,727	$7,030,219	3.42%
Weighted Average Yield	4.73%	2.73%	3.84%	3.37%	3.42%
Total amortized cost(3)	$299,903	$346,048	$358,208	$6,949,872	$7,954,031
(1)    The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.
(2)    Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate
(3) Does not include Unallocated FV hedge basis adjustment

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2022 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
ABS	$—	$23,308	$27,926	$—	$51,234	1.81%
MBS:
GNMA - Residential	—	—	5,419	2,471,459	2,476,878	2.41%
GNMA - Commercial	—	—	—	4,333,521	4,333,521	2.15%
FHLMC and FNMA - Residential	—	—	—	1,411,652	1,411,652	2.50%
Total fair value	$—	$23,308	$33,345	$8,216,632	$8,273,285	2.28%
Weighted average yield	—%	1.53%	2.04%	2.29%	2.28%
Total amortized cost	$—	$24,178	$33,747	$9,491,293	$9,549,218
(1) (2) See corresponding footnotes to the December 31, 2022 contractual maturity table for investments in debt securities AFS.

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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$212,990	$(2,481)	$—	$—	$—	$—	$—	$—
Corporate debt securities	365,702	(968)	—	—	173,255	(96)	—	—
ABS	269,158	(7,551)	221,508	(6,409)	389,743	(205)	16,265	(261)
MBS:
GNMA - Residential	1,269,413	(144,616)	1,811,609	(258,978)	2,283,469	(19,068)	96,339	(624)
GNMA - Commercial	149,717	(20,243)	425,711	(84,469)	1,795,619	(51,908)	89,640	(3,750)
FHLMC and FNMA - Residential	856,047	(82,515)	1,323,972	(311,802)	3,315,452	(61,103)	109,769	(1,629)
FHLMC and FNMA - Commercial	51,299	(3,099)	44,691	(1,009)	45,641	(59)	—	—
Total investments in debt securities AFS(1)	$3,174,326	$(261,473)	$3,827,491	$(662,667)	$8,003,179	$(132,439)	$312,013	$(6,264)
(1) Does not include Unallocated FV hedge basis adjustment

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2022				December 31, 2021
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$37,510	$(699)	$13,725	$(268)	$—	$—	$—	$—
MBS:
GNMA - Residential	$775,414	$(86,237)	$1,598,422	$(406,406)	$2,051,851	$(42,284)	$81,034	$(2,818)
GNMA - Commercial	2,208,789	(255,345)	2,052,433	(401,607)	2,515,603	(61,377)	124,655	(6,041)
FHLMC and FNMA - Residential	1,343,276	(128,007)	—	—	—	—	—	—
Total investments in debt securities HTM	$4,364,989	$(470,288)	$3,664,580	$(808,281)	$4,567,454	$(103,661)	$205,689	$(8,859)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at December 31, 2022 or December 31, 2021. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows for the periods indicated:

	years ended December 31,
(in thousands)	2022	2021	2020
Proceeds from the sales of AFS securities	$530,832	$1,326,299	$2,665,593

AFS debt and other securities:
Gross realized gains	$—	$18,267	$32,650
Gross realized losses	(29,343)	(2,316)	—
Net realized gains/(losses) on AFS and other securities	$(29,343)	$15,951	$32,650
Total trading securities gains/(losses)	35,405	(1,470)	(1,353)
Total equity securities gains/(losses)	12,480	—	—
Total realized gains/(losses) in income from investments	$18,542	$14,481	$31,297

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $5.9 billion of trading securities as of December 31, 2022, compared to $35.8 million held at December 31, 2021. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Consolidated Statements of Operations.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
FHLB of Pittsburgh and FRB stock	$519,294	$394,668
LIHTC investments	492,706	370,493
Equity securities not held for trading (1)	104,161	45,186
Interest-bearing deposits with an affiliate bank	—	250,000
Total	$1,116,161	$1,060,347
(1)    Includes $2.4 million and $3.0 million of equity certificates related to an off-balance sheet securitization as of December 31, 2022 and December 31, 2021, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2022, the Company purchased $547.2 million of FHLB stock at par, and redeemed $399.7 million of FHLB stock at par. The Company purchased $6.3 million of FRB stock at par, and redeemed $29.2 million of FRB stock at par during the year ended December 31, 2022. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value with changes in fair value recognized in net income, and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $50.0 billion at December 31, 2022 and $43.2 billion at December 31, 2021.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2022 was $99.6 million, compared to $255.0 million at December 31, 2021. For a discussion on the valuation of LHFS at fair value, see Note 15 to these Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2022 and December 31, 2021, accrued interest receivable on the Company's loans was $566.8 million and $453.0 million, respectively.

Purchased receivables

During the year ended December 31, 2022, the Company approved and completed purchases of performing personal unsecured loans with a UPB of approximately $720.0 million.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$7,971,299	8.2%	$7,227,003	7.8%
C&I loans	14,811,074	15.2%	14,710,864	16.0%
Multifamily loans	9,629,423	9.9%	7,547,382	8.2%
Other commercial(2)(4)	7,982,107	8.2%	8,170,031	8.9%
Total commercial LHFI	40,393,903	41.5%	37,655,280	40.9%
Consumer loans secured by real estate:
Residential mortgages	5,202,862	5.3%	5,598,560	6.1%
Home equity loans and lines of credit	3,002,804	3.1%	3,487,234	3.8%
Total consumer loans secured by real estate	8,205,666	8.4%	9,085,794	9.9%
Consumer loans not secured by real estate:
RICs and auto loans	44,577,186	45.8%	43,183,098	46.9%
Personal unsecured loans	4,068,848	4.2%	2,009,654	2.2%
Other consumer(3)	92,726	0.1%	141,986	0.1%
Total consumer loans	56,944,426	58.5%	54,420,532	59.1%
Total LHFI(1)	$97,338,329	100.0%	$92,075,812	100.0%
Total LHFI:
Fixed rate	$67,693,444	69.5%	$64,774,941	70.3%
Variable rate	29,644,885	30.5%	27,300,871	29.7%
Total LHFI(1)	$97,338,329	100.0%	$92,075,812	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net adjustment to the loan balances of $286.7 million and $380.6 million as of December 31, 2022 and December 31, 2021, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.
(4)Includes loans with a carrying value of $0.0 million and $128.8 million as of December 31, 2022 and December 31, 2021, respectively, for which a fair value hedge is recorded resulting in a fair value adjustment of $0.0 million and $1.3 million as of December 31, 2022 and December 31, 2021 respectively.

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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Year Ended December 31, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,310	$5,894,100	$6,461,410
Credit loss expense / (benefit)	71,375	1,965,954	2,037,329
Charge-offs	(133,104)	(4,041,349)	(4,174,453)
Recoveries	56,635	2,399,078	2,455,713
Charge-offs, net of recoveries	(76,469)	(1,642,271)	(1,718,740)
ALLL, end of period	$562,216	$6,217,783	$6,779,999

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(13,482)	(5,030)	(18,512)
Reserve for unfunded lending commitments, end of period	77,709	7,873	85,582
Total ACL, end of period	$639,925	$6,225,656	$6,865,581

	Year Ended December 31, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss expense / (benefit)	(115,937)	(49,051)	(164,988)
Charge-offs	(142,630)	(2,868,769)	(3,011,399)
Recoveries	73,681	2,225,623	2,299,304
Charge-offs, net of recoveries	(68,949)	(643,146)	(712,095)
ALLL, end of period	$567,310	$5,894,100	$6,461,410

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss expense / (benefit) on unfunded lending commitments	(27,938)	(14,423)	(42,361)
Reserve for unfunded lending commitments, end of period	91,191	12,903	104,094
Total ACL, end of period	$658,501	$5,907,003	$6,565,504

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2020
(in thousands)	Commercial	Consumer	Unallocated	Total
ALLL, beginning of period	$399,829	$3,199,612	$46,748	$3,646,189
Day 1: Adjustment to allowance for adoption of ASU 2016-13	198,919	2,383,711	(46,748)	2,535,882
Credit loss expense on loans	298,780	2,525,185	—	2,823,965
Charge-offs	(180,726)	(3,589,539)	—	(3,770,265)
Recoveries	35,394	2,067,328	—	2,102,722
Charge-offs, net of recoveries	(145,332)	(1,522,211)	—	(1,667,543)
ALLL, end of period	$752,196	$6,586,297	$—	$7,338,493

Reserve for unfunded lending commitments, beginning of period	$85,934	$5,892	$—	$91,826
Day 1: Adjustment to allowance for adoption of ASU 2016-13	10,081	330	—	10,411
Credit loss expense / (benefit) on unfunded lending commitments	23,114	21,104	—	44,218
Reserve for unfunded lending commitments, end of period	119,129	27,326	—	146,455
Total ACL end of period	$871,325	$6,613,623	$—	$7,484,948

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed a deterioration in key variables in the fourth quarter of 2022, including an expected increase in unemployment rates (which is a key driver to losses) and a decline in the GDP growth rate. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2022 that the unemployment rate is expected to be approximately 5.13% at the end of 2023, as the labor market is expected to contract due to the risk of recession. In comparison, at December 31, 2021, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 4.27% at the end of 2023. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at December 31, 2022 to be approximately 183 at the end of 2023 compared to our estimate at December 31, 2021 of approximately 185 at the end of 2023. While the economy has seen significant recovery in 2022, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation and rising interest rates, which are slowing the economy.

The Company's ACL was $6.9 billion at December 31, 2022, including an increase of $318.6 million from December 31, 2021 in the ALLL. The increase in the ACL was primarily driven by a deterioration in the macroeconomic outlook and higher loan volume in the RIC and personal unsecured lending portfolios. The ACL for the consumer segment increased $318.7 million, offset by a decrease of $18.6 million in the ACL for the commercial segment.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows at the dates indicated:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Non-accrual loans:
Commercial:
CRE	$62,093	$31,752	$19,694	$24,112
C&I	94,299	69,754	11,257	35,965
Multifamily	18,476	103,299	18,214	103,138
Other commercial	5,180	9,036	674	5,472
Total commercial loans	180,048	213,841	49,839	168,687
Consumer:
Residential mortgages	75,666	123,548	30,337	71,463
Home equity loans and lines of credit	82,664	88,310	37,755	39,693
RICs and auto loans	1,986,748	1,467,928	179,319	202,193
Personal unsecured loans	10,397	2,892	—	—
Other consumer	5,332	1,047	129	16
Total consumer loans	2,160,807	1,683,725	247,540	313,365
Total non-accrual loans	2,340,855	1,897,566	297,379	482,052

OREO	4,437	3,724	—	—
Repossessed vehicles	229,531	247,757	—	—
Foreclosed and other repossessed assets	1,128	294	—	—
Total OREO and other repossessed assets	235,096	251,775	—	—
Total non-performing assets	$2,575,951	$2,149,341	$297,379	$482,052
(1) Interest income recognized on nonaccrual loans was $165.0 million and $106.9 million for the year ended December 31, 2022 and December 31, 2021, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$6,971	$3,972	$10,943	$7,971,986	$7,982,929	$—
C&I(1)	48,763	21,884	70,647	14,827,803	14,898,450	—
Multifamily	21,423	—	21,423	9,608,000	9,629,423	—
Other commercial	34,071	2,506	36,577	7,945,530	7,982,107	—
Consumer:
Residential mortgages(3)	76,167	68,237	144,404	5,059,007	5,203,411	—
Home equity loans and lines of credit	37,192	64,107	101,299	2,901,505	3,002,804	—
RICs and auto loans	4,581,952	345,316	4,927,268	39,649,918	44,577,186	—
Personal unsecured loans	42,691	18,620	61,311	4,007,537	4,068,848	3,719
Other consumer	3,752	386	4,138	88,588	92,726	—
Total	$4,852,982	$525,028	$5,378,010	$92,059,874	$97,437,884	$3,719
(1) C&I loans includes $87.4 million of LHFS at December 31, 2022.
(2) CRE loans includes $11.6 million of LHFS at December 31, 2022.
(3) Residential mortgages includes $549 thousand of LHFS at December 31, 2022.

As of:	December 31, 2021
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$4,287	$8,775	$13,062	$7,213,941	$7,227,003	$—
C&I (1)	31,475	19,862	51,337	14,747,739	14,799,076	—
Multifamily	336	2,574	2,910	7,544,472	7,547,382	—
Other commercial	77,842	2,674	80,516	8,089,515	8,170,031	—
Consumer:
Residential mortgages(2)	83,626	89,403	173,029	5,592,342	5,765,371	—
Home equity loans and lines of credit	22,871	63,306	86,177	3,401,057	3,487,234	—
RICs and auto loans	3,535,402	324,150	3,859,552	39,323,546	43,183,098	—
Personal unsecured loans	10,361	5,206	15,567	1,994,087	2,009,654	2,314
Other consumer	3,493	564	4,057	137,929	141,986	—
Total	$3,769,693	$516,514	$4,286,207	$88,044,628	$92,330,835	$2,314
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2022	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2022(1)	2021	2020	2019	2018	Prior	Total (3)
CRE
Pass	$1,155,364	$1,699,342	$1,607,481	$1,053,514	$678,388	$1,130,533	$7,324,622
Special mention	—	—	8,898	87,698	87,446	45,745	229,787
Substandard	—	47,337	45,843	91,346	100,372	143,622	428,520
Total CRE	$1,155,364	$1,746,679	$1,662,222	$1,232,558	$866,206	$1,319,900	$7,982,929
C&I
Pass	$3,775,592	$2,350,233	$1,947,040	$1,409,378	$1,463,998	$2,032,455	$12,978,696
Special mention	96,074	16,032	65,864	46,573	8,542	77,027	310,112
Substandard	16,344	112,366	34,765	8,189	94,882	147,716	414,262
Doubtful	—	—	—	—	—	—	—
N/A	627,338	324,260	136,426	87,095	17,355	2,906	1,195,380
Total C&I	$4,515,348	$2,802,891	$2,184,095	$1,551,235	$1,584,777	$2,260,104	$14,898,450
Multifamily
Pass	$3,389,302	$1,491,469	$826,887	$1,520,926	$673,355	$889,352	$8,791,291
Special mention	—	70,869	25,560	52,534	42,430	113,535	304,928
Substandard	—	12,962	64,562	110,378	212,726	132,576	533,204
Total multifamily	$3,389,302	$1,575,300	$917,009	$1,683,838	$928,511	$1,135,463	$9,629,423
Remaining commercial
Pass	$3,488,006	$1,853,056	$982,849	$580,025	$248,510	$823,200	$7,975,646
Special mention	—	1,279	—	—	—	—	1,279
Substandard	235	814	1,052	971	984	1,126	5,182
Total remaining commercial	$3,488,241	$1,855,149	$983,901	$580,996	$249,494	$824,326	$7,982,107
Total commercial loans
Pass	$11,808,264	$7,394,100	$5,364,257	$4,563,843	$3,064,251	$4,875,540	$37,070,255
Special mention	96,074	88,180	100,322	186,805	138,418	236,307	846,106
Substandard	16,579	173,479	146,222	210,884	408,964	425,040	1,381,168
Doubtful	—	—	—	—	—	—	—
N/A	627,338	324,260	136,426	87,095	17,355	2,906	1,195,380
Total commercial loans	$12,548,255	$7,980,019	$5,747,227	$5,048,627	$3,628,988	$5,539,793	$40,492,909
(1)Loans originated during the year ended December 31, 2022.
(2)Includes $99.0 million of LHFS at December 31, 2022.
(3)Includes $224.2 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of December 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$1,390,093	$773,434	$385,534	$236,876	$120,243	$81,560	$2,987,740	6.7%
<600	6,427,169	4,479,653	2,120,477	1,418,891	757,190	399,144	15,602,524	35.0%
600-639	3,801,538	2,142,540	878,099	570,636	264,720	102,409	7,759,942	17.4%
>=640	8,192,528	5,633,422	2,497,563	1,445,413	356,267	101,787	18,226,980	40.9%
Total	$19,811,328	$13,029,049	$5,881,673	$3,671,816	$1,498,420	$684,900	$44,577,186	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2021	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2021(1)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(2)	$1,427,962	$733,752	$449,965	$244,829	$201,129	$108,766	$3,166,403	7.4%
<600	7,410,017	3,768,302	2,574,070	1,488,371	580,881	515,318	16,336,959	37.8%
600-639	3,574,644	1,585,530	1,056,397	537,222	165,318	141,316	7,060,427	16.3%
>=640	8,793,804	4,169,473	2,681,160	718,312	122,569	133,991	16,619,309	38.5%
Total	$21,206,427	$10,257,057	$6,761,592	$2,988,734	$1,069,897	$899,391	$43,183,098	100.0%
(1)    Loans originated during the year ended December 31, 2021.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2022	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$9,044	$—	$—	$—	$—	$73	$9,117	0.2%
<600	33	8	22	19	43	1,605	1,730	—%
600-639	18,430	1,745	629	790	383	4,164	26,141	0.6%
>=640	2,663,981	1,085,026	93,544	38,661	41,062	109,586	4,031,860	99.2%
Total	$2,691,488	$1,086,779	$94,195	$39,470	$41,488	$115,428	$4,068,848	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2021	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2021(1)	2020	2019	2018	2017	Prior	Total	Percent
No FICO(2)	$104,318	$61	$70	$197	$136	$4,804	$109,586	5.5%
<600	—	27	17	—	9	1,446	1,499	0.1%
600-639	2,723	1,137	1,357	792	413	3,758	10,180	0.5%
>=640	1,373,395	201,040	72,672	89,980	46,776	104,526	1,888,389	93.9%
Total	$1,480,436	$202,265	$74,116	$90,969	$47,334	$114,534	$2,009,654	100.0%
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2022	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages(1)	2022	2021	2020	2019	2018	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$3,643	$—	$—	$—	$—	$2,452	$6,095	$—
<= 70%	152,701	1,002,042	909,631	632,589	301,007	1,894,872	4,892,842	—
70.01% - 110%	124,348	138,416	26,284	1,109	133	12,117	302,407	—
Greater than 110%	—	—	—	—	—	1,518	1,518	—
Total residential mortgages	$280,692	$1,140,458	$935,915	$633,698	$301,140	$1,910,959	$5,202,862	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$3,797	$3,797	$—
<600	4,142	11,386	10,011	26,269	19,036	99,192	170,036	—
600-679	31,150	38,784	39,880	55,183	34,099	187,788	386,884	—
680-759	78,838	270,703	234,685	180,914	104,859	516,661	1,386,660	—
>=760	166,562	819,585	651,339	371,332	143,146	1,103,521	3,255,485	—
Total residential mortgages	$280,692	$1,140,458	$935,915	$633,698	$301,140	$1,910,959	$5,202,862	$—

Home equity(1)
LTV Ratios
No LTV available (2)	$1,732	$2,761	$3,097	$3,501	$4,620	$58,329	$74,040	$46,632
<= 70%	40,187	181,790	210,585	266,668	342,939	1,826,910	2,869,079	2,786,266
70.01% - 110%	10,626	16,561	490	73	24	27,879	55,653	53,482
Greater than 110%	1,066	667	—	—	—	2,299	4,032	4,032
Total home equity	$53,611	$201,779	$214,172	$270,242	$347,583	$1,915,417	$3,002,804	$2,890,412

FICO Scores
No FICO score available	$686	$2,582	$2,764	$3,458	$4,497	$55,902	$69,889	$42,490
<600	150	1,900	2,384	5,037	14,119	118,276	141,866	123,744
600-679	1,715	7,591	11,629	22,646	34,051	244,795	322,427	302,644
680-759	17,796	68,756	69,834	85,248	112,138	612,141	965,913	942,837
>=760	33,264	120,950	127,561	153,853	182,778	884,303	1,502,709	1,478,697
Total home equity	$53,611	$201,779	$214,172	$270,242	$347,583	$1,915,417	$3,002,804	$2,890,412
(1) Loans originated during the year ended December 31, 2022.
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
(1) Loans originated during the year ended December 31, 2021.
(2) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021

Performing	$2,694,007	$3,641,593
Non-performing	478,431	607,824
Total (1)	$3,172,438	$4,249,417
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for periods indicated:

	Year Ended December 31, 2022
	Number of Contracts	Pre-TDR Amortized Cost(1)	Post-TDR Amortized Cost(2)
	(dollars in thousands)
Commercial:
CRE	46	$7,883	$7,883
C&I	320	13,718	13,734
Multi-family	17	7,168	7,168
Other commercial	15	229	229
Consumer:
Residential mortgages(3)	24	6,503	6,501
Home equity loans and lines of credit	79	10,004	10,424
RICs and auto loans	46,904	862,061	861,701
Personal unsecured loans	1	23	23
Other consumer	1	1,250	1,250
Total	47,407	$908,839	$908,913
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2021
(dollars in thousands)	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
Commercial:
CRE	16	$52,090	$52,090
C&I	457	47,711	47,770
Multi-family	3	33,351	33,351
Other commercial	194	14,906	14,906
Consumer:
Residential mortgages(3)	395	108,859	108,607
Home equity loans and lines of credit	557	85,358	85,837
RICs and auto loans	80,590	1,602,522	1,609,358
Personal unsecured loans	141	1,887	1,870
Other consumer	24	727	717
Total	82,377	$1,947,411	$1,954,506
(1) - (3) Refer to corresponding notes above

	Year Ended December 31, 2020
(dollars in thousands)	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
Commercial:
CRE	42	$59,989	$59,989
C&I	727	63,250	63,402
Multi-family	7	63,003	63,003
Other commercial	11	1,108	1,108
Consumer:
Residential mortgages(3)	192	16,836	16,975
Home equity loans and lines of credit	80	7,490	7,863
RICs and auto loans	102,486	2,118,125	2,140,179
Personal unsecured loans	5	7	—
Other consumer	15	1,389	1,826
Total	103,565	$2,331,197	$2,354,345
(1) - (3) Refer to corresponding notes above

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2022 and 2021, respectively.

	Years Ended December 31,
	2022		2021		2020
(dollars in thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial
CRE	—	$—	2	$1,182	35	$17,168
C&I	—	—	109	11,269	57	11,043
Multifamily	—	—	—	—	3	41,629
Other commercial	1	11	1	17	2	625
Consumer:
Residential mortgages	82	28,945	105	33,689	33	5,278
Home equity loans and lines of credit	43	5,684	26	2,378	24	3,783
RICs and auto loans	5,406	96,671	18,659	362,157	16,016	291,050
Personal unsecured loans	14	196	17	254	—	—
Other consumer	2	57	8	198	1	45
Total	5,548	$131,564	18,927	$411,144	16,171	$370,621
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	December 31, 2022	December 31, 2021
Leased vehicles	$18,241,836	$19,662,593
Less: accumulated depreciation	(3,699,350)	(3,789,882)
Depreciated net capitalized cost	$14,542,486	$15,872,711
Manufacturer subvention payments, net of accretion	(447,009)	(604,104)
Origination fees and other costs	170,435	136,013
Leased vehicles, net	$14,265,912	$15,404,620

Commercial equipment vehicles and aircraft, gross	$2,221	$2,677
Less: accumulated depreciation	(1,022)	(895)
Commercial equipment vehicles and aircraft, net	$1,199	$1,782
Total operating lease assets, net	$14,267,111	$15,406,402

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2022 (in thousands):

2023	$2,224,693
2024	1,229,088
2025	425,058
2026	37,052
2027	—
Thereafter	—
Total	$3,915,891

During the years ended December 31, 2022, 2021, and 2020, the Company recognized $84.8 million, $443.8 million, and $243.2 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2022	December 31, 2021
Land	$77,143	$77,310
Office buildings	159,766	156,967
Furniture, fixtures, and equipment	651,153	598,240
Leasehold improvement	621,114	585,956
Computer software	1,442,351	1,239,795
Automobiles and other	17,700	10,952
Total premise and equipment	2,969,227	2,669,220
Less accumulated depreciation	(2,058,750)	(1,812,827)
Total premises and equipment, net	$910,477	$856,393

NOTE 5. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $244.7 million, $243.6 million, and $209.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the year December 31, 2022 the Company sold twenty (20) properties. The Company received net proceeds of $11.9 million from the sales, with a net gain of $7.6 million. The carrying value of these properties was $4.3 million. In 2021, the Company sold seven (7) properties. The Company received net proceeds of $6.4 million from the sales, with a net gain of $3.5 million. The carrying value of these properties was $2.9 million. In 2020 the Company sold six (6) properties. The Company received net proceeds of $4.3 million from the sales, with a net gain of $2.0 million. The carrying value of these properties was $2.3 million. In addition to the six properties sold in 2020, the Company completed the sale of SBC, including its fixed assets.

During the years ended December 31, 2022, 2021, and 2020 the Company recorded impairment of capitalized assets in the amount of $25.2 million, $11.2 million, and $21.0 million, respectively. These were primarily related to capitalized software assets removed from service prior to the end of their useful life.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the period indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	SC	Total
Goodwill at December 31, 2021	$—	$297,802	$52,198	$1,095,071	$131,130	$1,019,960	$2,596,161
Additions during the period	—	—	—	—	171,571	—	171,571
Re-allocation of goodwill	1,238,676	(138,776)	—	(79,940)	—	(1,019,960)	—
Goodwill at December 31, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$—	$2,767,732

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

During 2022, in the second quarter, the Company added $171.6 million of goodwill associated with the acquisition of PCH, attributable to the CIB reporting unit. During the first quarter, in connection with the Company's organizational changes discussed further in Note 23 to these Consolidated Financial Statements, the Company has created a new Auto reportable segment and has re-allocated a portion of its goodwill based on the relative fair value of business activities moved from the CBB and CRE reporting units and moved all of the goodwill from the SC reporting unit to the Auto reporting unit. Prior to the re-allocation, and upon completion of the re-allocation, the Company performed updated impairment tests for affected reporting units and determined that no impairment existed.

There were no additions, disposals, impairments or re-allocations of goodwill during 2021. During the second quarter of 2020, primarily due to the ongoing economic impacts of the COVID-19 pandemic, the Company determined that a goodwill triggering event occurred for the CBB, C&I, and CRE reporting units. Based on its goodwill impairment analysis performed as of June 30, 2020, the Company concluded that a goodwill impairment charge of $1.6 billion and $0.3 billion was required for the CBB and C&I reporting units, respectively. There was no impairment of CRE at June 30, 2020. During the fourth quarter of 2020, the Company implemented organizational changes which resulted in the transfer of Upper Business Banking customers into the C&I segment from the CBB segment. As a result of the re-organization, the Company re-allocated approximately $25.1 million of goodwill from the CBB reporting unit to the C&I reporting unit.

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1 of each year. The Company conducted its last annual goodwill impairment tests as of October 1, 2022 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2022		December 31, 2021
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$260,458	$(209,542)	$283,958	$(186,042)
Stellantis relationship	10,261	(128,489)	20,000	(118,750)
Other intangibles	55,914	(66,695)	35,121	(48,541)
Total intangibles subject to amortization	$326,633	$(404,726)	$339,079	$(353,333)

At December 31, 2022 and December 31, 2021, the Company did not have any intangibles, other than goodwill, that were not subject to amortization. During the second quarter of 2022, the Company added intangibles of $39.0 million related to the acquisition of PCH.

Amortization expense on intangible assets was $51.4 million, $44.7 million and $58.7 million for the years ended December 31, 2022, 2021, and 2020 respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2023	$39,110
2024	37,954
2025	34,693
2026	32,496
2027	28,650
Thereafter	153,730

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	December 31, 2022	December 31, 2021
Operating lease ROU assets	$532,667	$531,408
Deferred tax assets	221,602	87,931
Accrued interest receivable	685,229	482,469
Derivative assets at fair value	1,390,218	661,080
Other repossessed assets	230,659	248,051
Equity method investments	265,392	260,010
MSRs	107,383	79,107
OREO	4,437	3,724
Income tax receivables	400,063	173,060
Prepaid expense	223,815	283,909
Miscellaneous assets and receivables	684,985	524,674
Total Other assets	$4,746,450	$3,335,423

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

For the years ended December 31, 2022, 2021, 2020, operating lease expenses were $153.8 million, $140.8 million, and $152.4 million, respectively. Sublease income was $4.0 million, $4.4 million, and $4.5 million, respectively, for the years ended December 31, 2022, 2021, 2020. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

NOTE 7. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2022	Total Operating leases
(in thousands)
2023	$146,597
2024	133,785
2025	110,217
2026	83,323
2027	70,657
Thereafter	117,502
Total lease liabilities	$662,081
Less: Interest	(54,649)
Present value of lease liabilities	$607,432

Supplemental Balance Sheet Information	December 31, 2022	December 31, 2021
Operating lease ROU assets	$532,667	$531,408
Other liabilities	$607,432	$593,137
Weighted-average remaining lease term (years)	6.0	6.4
Weighted-average discount rate	3.0%	2.8%

	Year Ended December 31,
Other Information	2022	2021
	(in thousands)
Operating cash flows from operating leases(1)	$(146,133)	$(144,199)
Leased assets obtained in exchange for new operating lease liabilities	$135,394	$98,924
(1) Activity is included within the net change in other liabilities on the SCF.

The Company made approximately $5.8 million and $5.9 million in payments during the years ended December 31, 2022 and 2021, respectively, to Santander for rental of certain office space. The related ROU assets and lease liabilities were approximately $0.7 million and $4.3 million at December 31, 2022 and 2021, respectively.

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

NOTE 8. VIEs

The Company transfers RICs and vehicle leases into newly-formed securitization Trusts that then issue one or more classes of notes payable backed by the collateral. The Company’s continuing involvement with these Trusts is in the form of servicing the assets and, generally, through holding residual interests in the Trusts. The Trusts are considered VIEs under GAAP, and the Company may or may not consolidate these VIEs on its Consolidated Balance Sheets.
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

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, for administrative efficiency and also to facilitate the pledging of leases to financing facilities or the sale of leases to other parties, without incurring the costs and administrative burden of retitling the leased vehicles. In this process, the leases may be transferred to separate legal units within the titling trust to segregate them for ownership purposes, including for securitizations. This does not result in any changes to the accounting for the leases. This titling trust is considered a VIE. Refer to Note 4 to these Condensed Consolidated Financial Statements for further information on the Company's leased vehicles.

On-balance sheet VIEs

The assets of consolidated VIEs are presented based upon the legal transfer of the underlying assets in order to reflect legal ownership. Certain of these assets can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Assets
Restricted cash	$923,485	$1,637,311
LHFI	27,138,450	20,551,716
Operating lease assets, net (1)	14,267,111	14,668,336
Various other assets	716,707	629,364
Total Assets	$43,045,753	$37,486,727
Liabilities
Notes payable	$31,582,685	$29,199,966
Various other liabilities	137,989	81,098
Total Liabilities	$31,720,674	$29,281,064
(1) As noted above, all leased vehicles are originated through a titling trust. At December 31, 2022 and 2021, $4.8 billion and $3.2 billion of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of December 31, 2022 and December 31, 2021, the Company was servicing $31.9 billion and $24.3 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Assets securitized	$21,141,471	$22,023,982	$18,288,882

Net proceeds from new securitizations (1)	$14,796,827	$19,353,730	$14,319,697
Net proceeds on retained bonds	2,674,884	241,233	58,491
Cash received for servicing fees (2)	942,993	956,291	976,307
Net distributions from Trusts (2)	3,734,402	5,645,995	3,940,774
Total cash received from Trusts	$22,149,106	$26,197,249	$19,295,269
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the year ended December 31, 2022, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the year ended December 31, 2021, the Company sold $1.9 billion of gross RICs to third-party investors in off-balance sheet securitizations and recorded a gain of $7.2 million. During the year ended December 31, 2020, the Company sold $1.1 billion of gross RICs to third-party investors in off-balance sheet securitizations for a loss of $40.6 million. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Consolidated Statements of Operations.

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Related party SPAIN securitizations	$200,320	$554,040
Third-party SCART serviced securitizations	1,088,580	1,817,936
Total serviced for other portfolio	$1,288,900	$2,371,976

Other than repurchases of sold assets due to standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at December 31, 2022 was $52.0 million and $2.0 million of debt and equity investments, respectively, compared to $90.0 million and $3.0 million at December 31, 2021. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Receivables securitized (1)	—	1,891,278	1,148,587
Net proceeds from new securitizations	—	1,779,532	1,052,541
Cash received for servicing fees	19,735	30,952	24,256
Total cash received from Trusts	$19,735	$1,810,484	$1,076,797
(1) Represents the UPB at the time of original securitization.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,950,737	16.4%	$16,335,499	20.0%
Non-interest-bearing demand deposits	18,082,061	22.9%	22,443,957	27.5%
Savings	5,282,259	6.7%	5,564,934	6.8%
Customer repurchase accounts	338,421	0.4%	338,698	0.4%
Money market	29,369,827	37.0%	34,390,613	42.1%
CDs	13,105,236	16.6%	2,524,471	3.2%
Total deposits (1)	$79,128,541	100.0%	$81,598,172	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.9 billion and $6.4 billion at December 31, 2022 and December 31, 2021, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $2.7 billion and $3.2 billion at December 31, 2022 and December 31, 2021, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $150.0 million and $133.1 million at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022 and December 31, 2021, the Company had $2.9 billion and $635.0 million, respectively, of CDs greater than $250 thousand.

Interest expense on deposits and other customer accounts is summarized as follows:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Interest-bearing demand deposits	$28,303	$5,973	$22,878
Savings	2,421	2,021	7,806
Customer repurchase accounts	245	262	647
Money market	172,317	55,463	164,730
CDs	101,248	23,384	94,344
Total deposits	$304,534	$87,103	$290,405

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2022 as scheduled to mature contractually:

(in thousands)
Three months or less	$1,440,594
Over three through six months	347,242
Over six through twelve months	1,352,486
Over twelve months	1,899,809
Total	$5,040,131

The following table sets forth the maturity of all the Company's CDs at December 31, 2022 as scheduled to mature contractually:

(in thousands)
2023	$10,301,564
2024	2,654,119
2025	65,571
2026	56,497
2027	24,838
Thereafter	2,647
Total	$13,105,236

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2022 were $43.6 billion, compared to $41.1 billion at December 31, 2021. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the year ended December 31, 2022, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 2.49% Fixed-to-Floating Rate Senior Notes due January 2028 and $500.0 million in aggregate principal amount of its 4.26% Fixed-to-Floating Rate Senior Notes due June 2025. In September 2022, the Company completed the public offering and sale of $500.0 million in aggregate principal amount of its 5.81% Fixed-to-Floating Rate Sustainability Senior Notes due September 2026. The September 2022 issuance represents a sustainable bond issuance for which we expect to earmark an amount equal to the proceeds from this offering for assets that meet the eligibility criteria as defined in the Santander Group Green, Social & Sustainability Funding Global Framework. In addition to its public offerings, the Company issued $433.6 million of floating rate senior notes due April 2026 in a private offering and issued a $500.0 million 5-year 7.18% promissory note to Santander.

During the year, the Bank issued $521.5 million of credit-linked notes due May 2032, $374.5 million of credit-linked notes due August 2032, and $388.4 million of credit-linked notes due December 2032. Each of these notes contain a financial guarantee on a reference pool of RICs owned by the Company.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the year, the Company redeemed the following:
•3.70% Senior Notes due March 2022, of which $706.8 million aggregate principal amount was outstanding,
•3.50% Senior Notes due April 2023, of which $447.1 million aggregate principal amount was outstanding,
•senior floating rate notes due January 2023, of which $721.0 million aggregate principal amount was outstanding,
•senior floating rate notes due July 2023, of which $439.1 million aggregate principal amount was outstanding, and
•senior note due January 2023, of which $1.0 billion aggregate principal amount was outstanding.

During the year end December 31, 2022, the Company paid approximately $275.0 million to purchase some of its third-party debt related to on-balance sheet securitizations. The book value of the debt was approximately $295.0 million, resulting in a gain of $20.0 million which is reported as other miscellaneous income within miscellaneous income, net.

Subsequent to year-end, in January 2023, the Bank issued $131.6 million of credit-linked notes due February 2052. The notes contain a financial guarantee on a reference pool of mortgage loans owned by the Company. In addition, the Company completed an on-balance sheet securitization transaction of $809.8 million on its SDART platform during January 2023.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2022		December 31, 2021
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.70% senior notes due March 2022	$—	—%	$706,819	3.67%
Senior notes due January 2023 (1)	—	—%	720,947	1.28%
3.40% senior notes due January 2023	—	—%	998,599	3.54%
3.50% senior notes due April 2023	—	—%	447,107	3.52%
Senior notes due July 2023 (1)	—	—%	439,085	1.29%
2.88% senior notes due January 2024 (2)	750,000	2.88%	750,000	2.88%
3.50% senior notes due June 2024	998,567	3.60%	997,610	3.60%
3.45% senior notes due June 2025	997,135	3.58%	995,983	3.58%
4.26% senior notes due June 2025	498,826	4.36%	—	—%
4.50% senior notes due July 2025	1,098,287	4.56%	1,097,667	4.56%
Senior notes due April 2026 (3)	433,396	3.63%	—	—%
5.81% Senior notes due September 2026	498,697	5.90%	—	—%
3.24% Senior notes due November 2026	924,692	3.97%	918,851	3.97%
4.40% senior notes due July 2027	1,049,601	4.40%	1,049,565	4.40%
2.49% senior notes due January 2028	996,691	2.56%	—	—%
2.88% subordinate notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
7.18% subordinate notes due December 2032 (2)	500,000	7.18%	—	—%
Total Parent Company borrowings	9,245,892		9,622,233
Subsidiaries
Short-term borrowing due within one year, maturing January 2022	$—	—%	$57,365	0.05%
Promissory note with Santander due June 2022 (2)	—	—%	2,000,000	2.03%
Promissory note with Santander due September 2022 (2)	—	—%	2,000,000	1.01%
Short-term borrowing due within one year, maturing January 2023	234,581	3.05%	—	—%
FHLB advances, maturing through February 2024	4,000,000	4.65%	250,000	0.93%
Credit-linked notes due December 2031 (4)	170,563	2.84%	293,749	2.53%
Credit-linked notes due May 2032 (5)	383,485	6.51%	—	—%
Credit-linked notes due August 2032 (6)	329,774	7.93%	—	—%
Credit-linked notes due December 2032 (7)	385,279	9.19%	—	—%
Warehouse lines, maturing through November 2024(8) (9)	3,953,800	5.88%	—	—%
2.00% subordinated debt maturing through 2040	—	—%	11	2.00%
Secured structured financings maturing through March 2031	24,884,899	0.48% -5.72%	26,909,829	0.48% - 3.90%
Total Subsidiary borrowings and other debt obligations	34,342,381		31,510,954
Total Parent Company and subsidiaries' borrowings and other debt obligations	$43,588,273		$41,133,187
(1) These notes bear interest at a rate equal to the three-month LIBOR plus 110 basis points per annum.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes will bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(4) Issued in December 2021 in the amount of $298 million. Notes are tied to the performance of a $2 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36 million.
(5) Issued in June 2022 in the amount of $521.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.
(6) Issued in September 2022 in the amount of $374.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.
(7) Issued in December 2022 in the amount of $388.4 million. Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million
(8) Refer to further information on amounts committed, pledged, and restricted below.
(9) benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR

NOTE 10. BORROWINGS (continued)

Credit-Linked Notes

Credit-linked notes transfer credit risk on a reference pool of loans to the purchaser of the notes. In the event of credit losses on the reference pool in excess of the contractual residual amount, the principal balance of the notes will be reduced to the extent of such loss up to the amount of notes issued and recognized as a debt extinguishment gain within Miscellaneous income, net. The Company has the option to redeem the notes once the UPB of the reference pool is less than or equal to 10% of the initial principal balance.

In connection with certain of its credit linked notes, the Company is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of this transaction’s credit-linked notes. This is reported as restricted cash in the Consolidated Financial Statements. In addition, the Company maintains standby letters of credit (with a third-party financial institution) in an amount approximating six months of interest due on the notes outstanding.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $12.0 million from the FHLB of Pittsburgh at December 31, 2022 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	December 31, 2022
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due June 2023	$—	$500,000	—%	$—	$—
Warehouse line due November 2023	174,900	300,000	5.21%	228,593	1,408
Warehouse line due November 2023	186,900	600,000	5.72%	246,297	4,961
Warehouse line due January 2024	947,300	1,000,000	7.45%	1,277,189	2,446
Warehouse line due April 2024	1,232,100	1,250,000	5.03%	1,719,531	1
Warehouse line due July 2024	571,300	600,000	5.14%	686,798	1,102
Warehouse line due July 2024	337,600	500,000	5.47%	470,624	—
Warehouse line due October 2024	177,700	2,100,000	8.91%	274,540	66
Warehouse line due November 2024	326,000	500,000	5.00%	437,866	—
Total facilities with third parties	$3,953,800	$7,350,000	5.88%	$5,341,438	$9,984

	December 31, 2021
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2022	$—	$500,000	—%	$—	$—
Warehouse line due January 2023	—	1,000,000	—%	—	—
Warehouse line due March 2023	—	1,250,000	—%	—	1
Warehouse line due June 2023	—	500,000	—%	—	—
Warehouse line due July 2023	—	600,000	—%	—	—
Warehouse line due October 2023	—	500,000	—%	12,428	—
Warehouse line due October 2023	—	2,100,000	—%	—	64
Warehouse line due November 2023	—	1,000,000	—%	—	—
Warehouse line due November 2023	—	3,500,000	—%	124,624	—
Total facilities with third parties	$—	$10,950,000	—%	$137,052	$65

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	December 31, 2022
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
Public securitizations maturing on various dates through March 2031(1)	$20,238,243	$56,585,695	0.48% - 5.72%	$29,172,366	$903,311
Privately issued amortizing notes maturing on various through February 2030 (3)	4,646,656	10,264,794	1.28% - 4.53%	6,827,315	10,191
Total secured structured financings	$24,884,899	$66,850,489	0.48% - 5.72%	$35,999,681	$913,502
(1) Securitizations executed under Rule 144A of the Securities Act are included within this balance.
(2) Secured structured financings may be collateralized by collateral overages of other issuances.
(3) Excludes securitizations which no longer have outstanding debt and excludes any incremental borrowings.

	December 31, 2021
(dollars in thousands)	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
Public securitizations maturing on various dates between July 2022 and March 2029(1)	$23,531,904	$54,534,275	0.48% - 3.42%	$30,692,331	$1,621,026
Privately issued amortizing notes maturing on various dates between June 2022 and December 2027 (3)	3,377,925	8,761,563	1.28% - 3.90%	5,728,292	16,220
Total secured structured financings	$26,909,829	$63,295,838	0.48% - 3.90%	$36,420,623	$1,637,246
(1)-(3) Refer to corresponding notes above.

Most of the Company's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act, and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances are collateralized by vehicle RICs and loans or leases.
The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2022

(in thousands)
2023	$3,595,740
2024	8,916,418
2025	8,352,577
2026	7,502,419
2027	7,126,639
Thereafter	8,094,480
Total	$43,588,273

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI, net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2022			December 31, 2021		December 31, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(615,144)	$162,939	$(452,205)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	20,601	(4,043)	16,558
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(594,543)	158,896	(435,647)	$(80,017)	$(435,647)	$(515,664)

Change in unrealized gains/(losses) on investments in debt securities	(1,009,786)	278,216	(731,570)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities (2)	18,542	(3,639)	14,903
Net unrealized gains/(losses) on investments in debt securities	(991,244)	274,577	(716,667)	(79,905)	(716,667)	(796,572)
Pension and post-retirement actuarial gain / (loss)(3)	6,014	(1,613)	4,401	(28,188)	4,401	(23,787)
As of December 31, 2022	$(1,579,773)	$431,860	$(1,147,913)	$(188,110)	$(1,147,913)	$(1,336,023)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities.
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
(1)- (3) Refer to the corresponding explanations in the table

NOTE 12.MEZZANINE AND STOCKHOLDER'S EQUITY

At December 31, 2022, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions from Santander for the years ended December 31, 2022 or 2021.

Additional transactions with Santander during 2022 that are disclosed within the Consolidated Statements of Stockholder's Equity are shown net are disclosed within the table below:

Effect on Mezzanine and Stockholders Equity
(in thousands)
Dividends to Santander	$(4,750,000)
Preferred Equity Issuance to Santander	500,000
Repurchase of outstanding NCI	(2,544,722)
2022 net effect on Mezzanine and Stockholders Equity	$(6,794,722)

Preferred Stock Issuance

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2022, Santander was the sole holder of the Series E Preferred Stock.

Share Repurchases

During the years ended December 31, 2022, 2021, and 2020, SC repurchased $2.5 billion, $9.5 million and $771.5 million of SC Common Stock. Refer to Note 1 of the Consolidated Financial Statements for additional information on SHUSA's January 31, 2022 acquisition of the remainder of SC's Common Stock.

NOTE 13. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Refer to Note 1 of the Consolidated Financial Statements for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Securities purchased under agreements to resell	$10,064,717	$2,422,042
Securities borrowed	2,359,362	2,924,426
Total	$12,424,079	$5,346,468

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2022	December 31, 2021
Securities sold under agreements to repurchase	$15,382,819	$5,258,875

Securities Financing Activities are generally executed under standard industry agreements, including master agreements that create a single contract under which all transactions between two counterparties are executed, allowing for trade aggregation of receivables and payables into a single net payment or settlement. The amounts of securities financing assets or liabilities qualified for offset in the Consolidated Balance Sheets were as follows for the dates indicated.

	December 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$32,015,292	$(21,950,575)	$10,064,717
Securities borrowed	2,359,362	—	2,359,362
Total	$34,374,654	$(21,950,575)	$12,424,079

	December 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$37,333,394	$(21,950,575)	$15,382,819
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2021
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$2,746,948	$(324,906)	$2,422,042
Securities borrowed	2,924,426	—	2,924,426
Total	$5,671,374	$(324,906)	$5,346,468

	December 31, 2021
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$5,583,781	$(324,906)	$5,258,875
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	December 31, 2022
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$18,052,380	$8,079,726	$3,479,452	$7,721,836	$37,333,394

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	December 31, 2022	December 31, 2021
(in thousands)	Repurchase agreements	Repurchase agreements
U.S. Treasury	$22,477,916	$3,124,781
Residential agency MBS	13,223,958	2,459,000
Corporate and other securities	1,631,520	—
Total	$37,333,394	$5,583,781

NOTE 14. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying variable is typically a referenced interest rate (commonly the OIS rate, a SOFR-based rate, or LIBOR), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2022, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of December 31, 2022, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2022 and December 31, 2021, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $14.6 million and $7.7 million, respectively. The Company had $7.3 million and $8.8 million in cash and securities collateral posted to cover those positions as of December 31, 2022 and December 31, 2021, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in December 2026. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $3.2 billion AFS debt securities, using the portfolio layer method.

NOTE 14. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Debt securities AFS (Note 2)	$2,500,000	$—	$39,199	$—
LHFI (Note 3)	—	128,789	—	(1,278)

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities (including its borrowed funds). All of these swaps have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2022, the Company estimated that approximately $88.2 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2022
Fair value hedges:
Cross-currency swaps	$50,214	$534	$905	5.28%	8.37%	2.19
Interest rate swaps - debt securities AFS	2,500,000	43,814	4,615	3.66%	1.85%	2.74
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$250,000	$1,361	$—	4.30%	3.92%	3
Pay variable - receive fixed interest rate swaps	13,075,000	1,315	685,733	1.35%	3.56%	1.8
Interest rate floor	800,000	1	—	—%	—%	0.91
Total	$16,675,214	$47,025	$691,253	1.69%	3.16%	1.92

December 31, 2021
Fair value hedges:
Cross-currency swaps	$14,743	$655	$—	1.34%	7.30%	1.84
Interest rate swaps - LHFI	128,789	1,188	—	0.05%	0.71%	3.59
Cash flow hedges:
Pay variable - receive fixed interest rate swaps	11,995,000	41,980	111,093	0.88%	0.09%	2.28
Interest rate floor	925,000	150	—	0.03%	—%	1.68
Total	$13,063,532	$43,973	$111,093	0.81%	0.10%	2.25

During 2018, 2019, and 2020, the Company entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge against variable rate debt and had maturity dates ranging from two to five years. In 2021, the Company de-designated the hedge relationships and terminated the swaps resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $20.9 million previously recorded in AOCI into interest expense during the year ended December 31, 2022.

NOTE 14. DERIVATIVES (continued)

During the year ended December 31, 2022, the Company early terminated its interest rate swaps used to hedge against change in fair value on a portfolio of its LHFI portfolio. At termination, the Company had $19.7 million of unamortized fair value adjustment which is being amortized over the remaining life of the hedged loans. During 2022, the Company also early terminated two cash flow interest rate swaps used to hedge one loan and one investment security respectively. At termination, the Company had an unrealized loss of $3.2 million reflected in Other Comprehensive Income which is being amortized over the remaining life of the hedge derivatives.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements, as well as derivatives to hedge interest rate risk on the Company's secured structured financings and the borrowings under its revolving credit facilities. The Company uses both interest rate swaps and interest rate caps to satisfy these requirements and to hedge the variability of cash flows on securities issued by Trusts and borrowings under its warehouse facilities. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company's derivatives portfolio included mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. Until the second quarter of 2022, the Company originated fixed-rate and adjustable rate residential mortgages. It sold a portion of this production to the FHLMC, the FNMA, and private investors. The Company used forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that were originated for sale and on interest rate lock commitments.

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

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$264,188	$—	$—	$—	$21
Interest rate lock commitments	—	99,752	—	2,852	—	—
Mortgage servicing interest rate swaps	682,000	593,000	19,479	15,841	38,408	8,111
Total mortgage banking risk management	682,000	956,940	19,479	18,693	38,408	8,132

Customer-related derivatives:
Swaps receive fixed	14,372,637	14,801,189	4,111	400,168	939,118	89,767
Swaps pay fixed	14,465,930	15,141,223	970,795	102,312	8,687	383,987
Other	7,394,081	6,384,285	91,724	25,542	89,139	26,741
Total customer-related derivatives	36,232,648	36,326,697	1,066,630	528,022	1,036,944	500,495

Other derivative activities:
Foreign exchange contracts	6,552,782	5,085,973	69,423	35,899	70,583	33,836
Interest rate swap agreements	1,100,100	—	4,454	—	—	—
Interest rate cap agreements	3,071,578	7,007,441	143,197	34,290	—	—
Options for interest rate cap agreements	3,071,578	7,007,441	—	—	143,197	34,290
Other	43,519,111	111,373	61,736	203	65,614	2,367
Total	$94,229,797	$56,495,865	$1,364,919	$617,107	$1,354,746	$579,120

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		years ended December 31,
	Line Item	2022	2021	2020

Fair value hedges:
Cross-currency swaps	Net interest income	$(1,326)	$655	$—
Interest rate swaps	Net interest income	18,959	1,188	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(20,867)	(31,280)	(26,103)
Pay variable receive-fixed interest rate swap	Interest income on loans	(96,113)	99,618	54,845
Interest rate floors	Interest income on loans	(752)	21,355	37,057
Other derivative activities:
Forward commitments to sell loans	Miscellaneous income, net	21	3,814	(3,442)
Interest rate lock commitments	Miscellaneous income, net	(2,852)	(10,351)	10,160
Mortgage servicing	Miscellaneous income, net	(37,031)	(8,245)	31,227
Customer-related derivatives	Miscellaneous income, net	20,112	5,859	30,552
Foreign exchange	Miscellaneous income, net	14,744	29,547	9,237
Interest rate swaps, caps, and options	Miscellaneous income, net	(1,848)	96	(11,371)
Other	Miscellaneous income, net	116,441	(369)	425
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives was a loss of $452.2 million, a loss of $170.4 million, and a gain of $97.8 million net of tax, for the years ended December 31, 2022, 2021, and 2020, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives was losses of $16.6 million, $12.2 million, and $0.5 million net of tax, for the years ended December 31, 2022, 2021, and 2020, respectively.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (2)	Net Amount
December 31, 2022
Fair value hedges	$44,348	$—	$44,348	$—	$44,348
Cash flow hedges	2,677	—	2,677	—	2,677
Other derivative activities(1)	1,364,919	(21,726)	1,343,193	(259,734)	1,083,459
Total Derivative Assets	$1,411,944	$(21,726)	$1,390,218	$(259,734)	$1,130,484

December 31, 2021
Fair value hedges	$1,843	$—	$1,843	$—	$1,843
Cash flow hedges	42,130	—	42,130	—	42,130
Other derivative activities(1)	614,255	—	614,255	(41,899)	572,356
Total derivatives subject to a master netting arrangement or similar arrangement	658,228	—	658,228	(41,899)	616,329
Total derivatives not subject to a master netting arrangement or similar arrangement	2,852	—	2,852	(122)	2,730
Total Derivative Assets	$661,080	$—	$661,080	$(42,021)	$619,059
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

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
December 31, 2022
Fair value hedges	$5,520	$—	$5,520	$—	$5,520
Cash flow hedges	685,733	—	685,733	(302,935)	382,798
Other derivative activities(1)	1,354,746	(21,726)	1,333,020	(149,381)	1,183,639
Total Derivative Liabilities	$2,045,999	$(21,726)	$2,024,273	$(452,316)	$1,571,957

December 31, 2021
Cash flow hedges	$111,093	$—	$111,093	$(59,073)	$52,020
Other derivative activities(1)	579,099	(2,058)	577,041	(268,352)	308,689
Total derivatives subject to a master netting arrangement or similar arrangement	690,192	(2,058)	688,134	(327,425)	360,709
Total derivatives not subject to a master netting arrangement or similar arrangement	21	—	21	(21)	—
Total Derivative Liabilities	$690,213	$(2,058)	$688,155	$(327,446)	$360,709
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Financial assets:
U.S. Treasury securities	$218,439	$—	$—	$218,439	$73,618	$—	$—	$73,618
Corporate debt	—	370,491	—	370,491	—	276,007	—	276,007
ABS	—	504,018	—	504,018	—	537,722	—	537,722
MBS	—	5,937,271	—	5,937,271	—	10,426,590	—	10,426,590
Investment in debt securities AFS(2)	218,439	6,811,780	—	7,030,219	73,618	11,240,319	—	11,313,937
Trading securities	1,229,279	4,634,676	369	5,864,324	64	35,727	—	35,791
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	234,169	—	234,169	—	—	—	—
RICs HFI(3)	—	—	20,924	20,924	—	—	33,529	33,529
LHFS (1)(4)	—	549	—	549	—	166,811	—	166,811
MSRs	—	—	107,383	107,383	—	—	79,107	79,107
Other assets - derivatives (2)	602	1,389,593	22	1,390,217	—	658,187	2,893	661,080
Total financial assets (5)	$1,448,320	$13,070,767	$128,698	$14,647,785	$73,682	$12,101,044	$115,529	$12,290,255
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	—	245,149	—	245,149	—	—	—	—
Trading liabilities	2,557,495	313,920	230	2,871,645	—	62	—	62
Other liabilities - derivatives (2)	448	2,021,593	2,232	2,024,273	—	687,846	2,367	690,213
Total financial liabilities	$2,557,943	$2,580,662	$2,462	$5,141,067	$—	$687,908	$2,367	$690,275
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
(4) Residential mortgage loans.
(5) Approximately $128.7 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.9% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

LHFS

The Company's LHFS portfolios that was measured at fair value on a recurring basis consisted primarily of residential mortgage LHFS. The fair values of LHFS were estimated using published forward agency prices to agency buyers such as FNMA and FHLMC. The majority of the residential mortgage LHFS portfolio was sold to these two agencies. The fair value was determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions. During the first quarter of 2022, the Company made the decision to stop the origination of new residential mortgages.

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

NOTE 15. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2022 and December 31, 2021, the balance of these loans serviced for others accounted for at fair value was $9.2 billion and $10.4 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.2 million and $6.2 million, respectively, at December 31, 2022.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.0 million and $7.8 million, respectively, at December 31, 2022.

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

	Year Ended December 31, 2022					Year Ended December 31, 2021
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	Investments AFS	RICs HFI	MSRs	Derivatives, net	Total
Balances, beginning of period	$33,529	$79,107	$526	$—	$113,162	$50,393	$50,391	$77,545	$9,448	$187,777
Losses in OCI	—	—	—	—	—	(393)	—	—	—	(393)
Gains/(losses) in earnings	—	41,194	(2,736)	—	38,458	—	—	12,414	(8,922)	3,492
Additions/Issuances	47	3,383	—	303	3,733	—	1,171	14,116	—	15,287
Transfer from Level 2(2)	—	—	—	—	—	—	3,774	—	—	3,774
Settlements(1)	(12,652)	(16,301)	—	(164)	(29,117)	(50,000)	(21,807)	(24,968)	—	(96,775)
Balances, end of period	$20,924	$107,383	$(2,210)	$139	$126,236	$—	$33,529	$79,107	$526	$113,162
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$41,194	$116	$—	$41,310	$—	$—	$12,414	$1,428	$13,842
(1)Settlements include charge-offs, prepayments, paydowns and maturities.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2022	Level 1	Level 2	Level 3	Balance at December 31, 2021
Impaired commercial LHFI	$—	$33,133	$51,794	$84,927	$—	$17,180	$614	$17,794
Foreclosed assets	—	4,108	—	4,108	—	1,322	—	1,322
Vehicle inventory	—	246,970	—	246,970	—	271,396	—	271,396
LHFS	—	—	99,006	99,006	—	—	88,212	88,212
Auto loans impaired due to bankruptcy	—	212,866	—	212,866	—	202,448	—	202,448
Goodwill	—	—	2,767,732	2,767,732	—	—	2,596,161	2,596,161

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

The Company had LHFS portfolios of $99.0 million and $88.2 million at December 31, 2022 and December 31, 2021 that are measured at fair value on a nonrecurring basis primarily consist of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of the collateral securing the loans.

NOTE 15. FAIR VALUE (continued)

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a description of the Company's goodwill valuation methodology. For information on the amount of goodwill valued at fair value on a non-recurring basis as a result of the acquisition of PCH, refer to Note 1 to these Consolidated Financial Statements.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year Ended December 31,
(in thousands)	Statement of Operations Location	2022	2021	2020
Impaired LHFI	Credit loss expense / (benefit) (1)	$8,039	$(8,807)	$1,127
Foreclosed assets	Miscellaneous income, net (1)	(78)	(368)	(4,980)
LHFS	Credit loss expense / (benefit) (1)	(77)	—	(1,607)
LHFS	Miscellaneous income	(9,759)	—	(509,223)
Auto loans impaired due to bankruptcy	Credit loss expense	(4,677)	—	—
Goodwill impairment	Impairment of goodwill (1) (2)	—	—	(1,848,228)
MSRs	Miscellaneous income, net (1)	—	—	(138)
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at December 31, 2022 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$107,383	DCF	CPR (1)	0.00% - 100.00% (7.56%)
			Discount rate (2)	9.54%
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
(1), (2), (3) - See corresponding footnotes to the December 31, 2022 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	December 31, 2022					December 31, 2021
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,218,066	$10,218,066	$10,218,066	$—	$—	$19,305,530	$19,305,530	$19,305,530	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	12,424,079	12,399,815	—	12,399,815	—	5,346,468	5,372,052	—	5,372,052	—
Investments in debt securities AFS	7,030,219	7,030,219	218,439	6,811,780	—	11,313,937	11,313,937	73,618	11,240,319	—
Investments in debt securities HTM	9,549,218	8,273,285	—	8,273,285	—	6,702,471	6,629,206	—	6,629,206	—
Trading securities and other investments(2)	5,864,324	5,864,324	1,229,279	4,634,676	369	285,791	286,526	64	286,462	—
LHFI, net	90,558,330	92,466,522	—	33,133	92,433,389	85,614,402	89,039,439	—	17,180	89,022,259
LHFS	99,555	99,555	—	549	99,006	255,023	255,023	—	166,811	88,212
Restricted cash	6,346,248	6,346,248	6,346,248	—	—	5,711,705	5,711,705	5,711,705	—	—
MSRs	107,383	107,383	—	—	107,383	79,107	79,107	—	—	79,107
Derivatives	1,390,217	1,390,217	602	1,389,593	22	661,080	661,080	—	658,187	2,893

Financial liabilities:
Deposits (1)	13,105,236	13,095,685	—	13,095,685	—	2,524,471	2,524,707	—	2,524,707	—
Federal funds purchased and securities loaned or sold under repurchase agreements	15,382,819	15,406,457	—	15,406,457	—	5,258,875	5,258,874	—	5,258,874	—
Trading liabilities	2,871,645	2,871,645	2,557,495	313,920	230	62	62	—	62	—
Borrowings and other debt obligations	43,588,273	42,837,678	—	34,092,868	8,744,810	41,133,187	41,600,737	—	33,874,253	7,726,484
Derivatives	2,024,273	2,024,273	448	2,021,593	2,232	690,213	690,213	—	687,846	2,367
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At December 31, 2022, the fair value of the underlying collateral was $37.6 billion before netting of $21.9 billion, all of which was sold or re-pledged.

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

FVO for Financial Assets and Financial Liabilities

LHFS

Until the second quarter of 2022, the Company originated fixed-rate and adjustable rate residential mortgages. The Company's measured residential mortgages LHFS using the FVO. The adoption of the FVO for residential mortgage loans classified as HFS allowed the Company to record the mortgage LHFS portfolio at fair market value instead of using the lower of amortized cost or market approach. The Company economically hedged its residential LHFS portfolio, and the offsetting hedge instrument was reported at fair value. As a result, both the loans and related hedges were carried at fair value, which reduced earnings volatility, as the amounts more closely offset.

RICs HFI

To reduce accounting and operational complexity, the Company elected the FVO for certain of its RICs HFI. These loans consisted primarily of NPLs acquired by the Company under optional clean-up calls from its non-consolidated Trusts.

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2022			December 31, 2021
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
LHFS(1)	$—	$—	$—	$166,811	$162,525	$4,286
RICs HFI	20,924	21,358	(434)	33,529	33,737	(208)
Nonaccrual loans	295	308	(13)	435	457	(22)
(1)    LHFS disclosed on the Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Non-interest income:
Consumer and commercial fees	$399,448	$437,041	$471,901
Lease income	2,650,668	2,899,816	3,037,284
Capital market revenue	179,843	250,268	227,421
Miscellaneous income, net
Mortgage banking income, net	27,134	50,656	49,082
BOLI	61,151	60,091	58,981
Net gain on sale of operating leases	84,774	443,809	243,189
Asset and wealth management fees	252,900	235,561	208,732
Loss on sale of non-mortgage loans	(19,687)	(19,228)	(366,976)
Other miscellaneous income / (loss), net	74,490	79,692	(10,923)
Net gain on sale of investment securities	18,542	14,481	31,297
Total Non-interest income	$3,729,263	$4,452,187	$3,949,988
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$160,662	$178,196	$190,011
Commission and trailer fees(2)	227,275	209,422	192,355
Interchange income, net(2)	71,672	73,195	64,394
Underwriting service fees(2)	86,725	157,506	137,007
Asset and wealth management fees(2)	151,749	143,151	127,612
Other revenue from contracts with customers(2)	44,844	41,444	60,351
Total in-scope of revenue from contracts with customers	742,927	802,914	771,730
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	171,249	197,228	233,699
Lease income	2,650,668	2,899,816	3,037,284
Other miscellaneous income / (loss), net (3)	145,877	537,748	(124,022)
Net gain on sale of investment securities	18,542	14,481	31,297
Total out-of-scope of revenue from contracts with customers	2,986,336	3,649,273	3,178,258
Total non-interest income	$3,729,263	$4,452,187	$3,949,988
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Years Ended December 31,
(in thousands)	2022	2021	2020
Other expenses:
Amortization of intangibles	$51,370	$44,749	$58,661
Deposit insurance premiums and other expenses	44,786	34,506	50,238
Loss on debt extinguishment	235	—	10,887
Other administrative expenses	359,454	433,738	390,573
Other miscellaneous expenses	45,699	35,265	50,193
Total Other expenses	$501,544	$548,258	$560,552

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

On August 16, 2022, H.R. 5376, the Inflation Reduction Act (“IRA”), was signed into law. The IRA, among other things, introduced a corporate alternative minimum tax (“CAMT”), excise tax on stock repurchases and clean vehicle credit. The Company does not expect the impact to be material and will continue to monitor the impacts of the IRA on the business to determine if any future tax impacts may result from this tax legislation.

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2022	2021	2020

Current:
Foreign	$5,588	$311	$217
Federal	274,281	138,293	103,260
State	149,545	309,344	62,033
Total current	429,414	447,948	165,510

Deferred:
Foreign	—	(7)	4,797
Federal	(60,725)	704,337	(213,105)
State	(25,566)	(68,695)	(67,847)
Total deferred	(86,291)	635,635	(276,155)
Total income tax provision/(benefit)	$343,123	$1,083,583	$(110,645)

NOTE 17. INCOME TAXES (continued)

Reconciliation of Statutory and ETR

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2022, 2021, and 2020 to the Company's ETR for each of the years indicated:

	Year Ended December 31,
	2022	2021	2020

Federal income tax at statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	—%	0.1%	(1.8)%
Tax-exempt income	(0.2)%	(0.1)%	1.3%
Section 162(m) limitation	0.3%	0.1%	(0.4)%
Non-deductible FDIC insurance premiums	0.5%	0.1%	(1.2)%
BOLI	(0.7)%	(0.2)%	1.6%
State income taxes, net of federal tax benefit	5.0%	4.1%	(2.4)%
General business tax credits	(1.8)%	(0.6)%	2.7%
Electric vehicle credits	(4.9)%	(1.4)%	0.2%
Basis difference in unconsolidated subsidiaries	—%	—%	34.7%
Uncertain tax position reserve	0.1%	—%	0.4%
Goodwill impairment	—%	—%	(37.8)%
Other	0.3%	(0.1)%	(3.9)%
ETR	19.6%	23.0%	14.4%

NOTE 17. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2022	2021
Deferred tax assets:

ALLL	$341,094	$281,769
IRC Section 475 mark-to-market adjustment	469,375	663,794
Unrealized loss on available-for-sale securities	247,321	22,579
Unrealized loss on derivatives	179,934	16,556
HTM	54,590	2,294
Net operating loss carryforwards	56,868	819,831
Lease liability	163,431	151,005
Employee benefits	98,144	106,339
General business credit & other tax credit carryforwards	172,050	395,690
Broker commissions paid on originated mortgage loans	3,111	5,117
Minimum tax credit carryforwards	—	1
Accrued expenses	16,013	18,188
Recourse reserves	4,989	7,897
Deferred interest expense	269	76,060
Depreciation and amortization	902,772	813,726
Deferred income	86,945	34,124
Other	108,955	123,122
Total gross deferred tax assets	2,905,861	3,538,092
Valuation allowance	(101,142)	(298,558)
Total deferred tax assets	2,804,719	3,239,534

Deferred tax liabilities:
Purchase accounting adjustments	85,075	87,329
Originated MSRs	31,463	22,727
ROU asset	146,531	137,466
Leasing transactions(1)	2,508,476	3,503,688
Other	200,615	171,733
Total gross deferred tax liabilities	2,972,160	3,922,943

Net deferred tax (liability)	$(167,441)	$(683,409)
(1) The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on leasing transactions.

Due to jurisdictional netting, the net deferred tax liability of $167.4 million is classified on the balance sheet as a deferred tax liability of $389.0 million and a deferred tax asset included in Other assets of $221.6 million.

NOTE 17. INCOME TAXES (continued)

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2022, the Company maintained a valuation allowance of $101.1 million, compared to $298.6 million as of December 31, 2021, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $197.4 million decrease year-over-year was primarily driven by a decrease in the valuation allowances due to the cessation of Puerto Rico business activities. The decrease in the valuation allowance was offset by a decrease in the corresponding deferred tax asset, resulting in no impact to the total income tax provision or Consolidated Statements of Operations.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2022, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$16,441	$16,441	N/A
State net operating loss carryforwards	40,427	6,136	2041
General business credit carryforward	172,050	77,091	2028
Deferred tax timing differences	2,676,943	1,474	N/A
Total	$2,905,861	$101,142
(1) These will expire in varying amounts through the final expiration year.

As of December 31, 2022, the Company’s intention to permanently reinvest unremitted earnings of certain foreign subsidiaries (with the exception of one subsidiary) in accordance with ASC 740-30 (formerly Accounting Principles Board Opinion No. 23) remains unchanged. This will continue to be evaluated as the Company’s business needs and requirements evolve. While the TCJA included a transition tax, which amounts to a deemed repatriation of foreign earnings and a one-time inclusion of these earnings in U.S. taxable income, there could be additional costs of actual repatriation of the foreign earnings, such as state taxes and foreign withholding taxes, which are inherently difficult to quantify. Additionally, the sale of a foreign subsidiary could result in a gain that is subject to tax.

The Company has not provided deferred income taxes of $29.1 million on approximately $112.1 million of SBNA's existing pre-1988 tax bad debt reserve at December 31, 2022, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by SBNA in excess of certain earnings and profits, the redemption of SBNA’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 17. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2022, the Company had reserves related to tax benefits from uncertain tax positions of $40.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2020	$49,737	$6,558	$56,295
Additions based on tax positions related to 2020	—	—	—
Additions for tax positions of prior years	—	1,118	1,118
Reductions for tax positions of prior years	(3,096)	(1,579)	(4,675)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(93)	(52)	(145)
Settlements	(785)	(154)	(939)
Gross unrecognized tax benefits at December 31, 2020	45,763	5,891	51,654
Additions based on tax positions related to 2021	—	—	—
Additions for tax positions of prior years	—	1,015	1,015
Reductions for tax positions of prior years	(25,392)	—	(25,392)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(212)	(66)	(278)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2021	20,159	6,840	26,999
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	19,566	1,236	20,802
Reductions for tax positions of prior years	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(663)	(156)	(819)
Settlements	—	—	—
Gross unrecognized tax benefits at December 31, 2022	$39,062	$7,920	$46,982
Gross net unrecognized tax benefits that if recognized would impact the ETR at December 31, 2022	$39,062	$7,920

Less: Federal, state and local income tax benefits			(6,648)
Net unrecognized tax benefit reserves			$40,334

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

NOTE 18. STOCK-BASED COMPENSATION

Certain employees of the Company are eligible to received deferred compensation arrangements in the form of ADRs of Santander The total of these compensation arrangements issued during the year ended December 31, 2022 was not material to the Consolidated Financial Statements .

As described in Note 1 of the Consolidated Financial Statements, on January 31, 2022, SHUSA acquired all shares of SC Common Stock it did not previously own and SC became a wholly-owned subsidiary of SHUSA. As a result, each outstanding SC restricted stock unit was cancelled and replaced with an award providing the employee the right to receive ADRs of Santander. In addition, each outstanding SC stock option was cancelled and settled with the right to receive a cash payment. The changes to the stock-based compensation plans had no material impact on income or equity.

NOTE 19.OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their eligible compensation, subject to federal limitations on absolute amounts contributed. Beginning January 2020, The Company matches 100% of employee contributions up to 6% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) Plan investment options in the same percentages as the employee’s own contributions. The Company recognized expense for contributions to the 401(k) Plan of $57.0 million, $62.1 million and $59.7 million during 2022, 2021 and 2020, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors several defined benefit plans and other post-retirement benefit plans that cover certain employees. All of these plans are frozen and therefore closed to new entrants; all benefits are fully vested, and the plans ceased accruing benefits. The Company complies with minimum funding requirements in all countries. The Company also sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees.

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $22.5 million and $26.9 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2022 and 2021, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $9.5 million and $13.5 million at December 31, 2022 and 2021, respectively.

BSI and SIS are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former BSI and SIS employees. Effective December 31, 2012, the defined benefit pension plan was frozen. The amounts representing BSI and SIS's share of the pension liability are recorded within Other liabilities on the Consolidated Balance Sheets. This plan currently has an unfunded liability of $23.2 million, of which $10.7 million is the share of the liability assigned to BSI and SIS combined.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2022	December 31, 2021
	(in thousands)
Commitments to extend credit	$28,964,952	$27,648,128
Letters of credit	1,448,459	1,374,081
Commitments to sell loans	—	56,725
Recourse exposure on sold loans	19,836	19,095
Total commitments	$30,433,247	$29,098,029

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

Included within the reported balances for commitments to extend credit at December 31, 2022 and December 31, 2021 were $3.3 billion and $3.8 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2022 was 10.4 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2022 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at December 31, 2022. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2022 and December 31, 2021, the liability related to unfunded lending commitments was $85.6 million and $104.1 million, respectively.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2022	December 31, 2021
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$14,219	$41,995
Other contingencies	Consumer arrangements	5,000	6,937

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of December 31, 2022, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2022 and December 31, 2021 not subject to a market price check was zero and $3.0 million, respectively.

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

The Company establishes an accrued liability for legal and regulatory proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued that are reasonably possible.

As of December 31, 2022 and December 31, 2021, the Company accrued aggregate legal and regulatory liabilities of approximately $17.0 million and $44.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $9.0 million as of December 31, 2022 and $12.8 million as of December 31, 2021. Set forth below are descriptions of the significant lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

Mortgage Escrow Interest Putative Class Action

SBNA is a defendant in a putative class action lawsuit in the United States District Court, Southern District of New York, captioned Daniel and Rebecca Ruf-Tepper v. Santander Bank, N.A., No. 20-cv-00501. The Tepper Lawsuit, filed in January 2020, alleges that SBNA is obligated to pay interest on mortgage escrow accounts pursuant to state law. On June 9, 2022, the court preliminarily approved a settlement with SBNA pursuant to which SBNA will pay a total of $2 million to resolve the litigation. On November 14, 2022, the court granted final approval of the settlement.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

Kelly v. SC. A putative Pennsylvania-only class action pending in the United States District Court for the Eastern District of Pennsylvania, captioned Hugh and Christina Kelly v. Santander Consumer USA Holdings Inc., 2:20-cv-03698, alleges that SC violated the Uniform Commercial Code and Pennsylvania Motor Vehicle Sales Finance Act, and that repossessions were not commercially reasonable or done in good faith when the post-repossession notice included a storage fee of $25 that was less than the stated amount. Plaintiffs also allege that SC failed to inform the consumers of a required fee to retrieve their personal affects. Plaintiffs allege that any fee charged by a recovery agent or auction house was impermissible due to SC’s failure to disclose them. On December 16, 2022, the court preliminarily approved a settlement with SC pursuant to which SC will pay a total of $14 million to resolve the litigation. A final settlement approval hearing is scheduled for October 17, 2023.

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. Plaintiff filed a motion for entry of judgment and a motion for attorney’s fees.

Other Matters

Puerto Rico Municipal Bond Insurer Litigation: On August 8, 2019, bond insurers National Public Finance Guarantee Corporation and MBIA Insurance Corporation filed suit in Puerto Rico state court against eight Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that the bond insurers relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleged damages of not less than $720.0 million. In December 2021, the Puerto Rico Court of Appeals dismissed the complaint. The Puerto Rico Supreme Court denied plaintiffs permission to appeal the Court of Appeals decision.

On October 28, 2020, bond insurer Ambac Assurance Corporation filed an amended complaint in Puerto Rico state court adding SSLLC and four other Puerto Rico municipal bond underwriters to a pending suit against seven underwriters, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Ambac relied on such misrepresentations in agreeing to insure certain of the bonds. The amended complaint alleges damages of not less than $508 million. On July 30, 2021, the court granted the defendants’ motion to dismiss the complaint, and the Puerto Rico Court of Appeals affirmed the dismissal. The Puerto Rico Supreme Court refused to hear an appeal.

On November 27, 2020, bond insurer Financial Guaranty Insurance Company filed suit in Puerto Rico state court against twelve Puerto Rico municipal bond underwriters, including SSLLC, alleging that the underwriters made misrepresentations in connection with the issuance of the debt and that Financial Guaranty Insurance Company relied on such misrepresentations in agreeing to insure certain of the bonds. The complaint alleges damages of not less than $447 million. On July 9, 2021, the court granted the defendants’ motion to dismiss the complaint, and the Puerto Rico Court of Appeals affirmed the dismissal. The Puerto Rico Supreme Court refused to hear an appeal.

Real Legacy Assurance ERISA Litigation: On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its Answer and discovery is ongoing. Plantiffs' motion for class certification is pending.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

These matters are ongoing and could in the future result in the imposition of damages, fines or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company's business, financial condition and results of operations.

Regulatory Investigations and Proceedings

The Company is party to, or is periodically otherwise involved in, reviews, investigations, examinations and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB of Boston, the CFPB, the DOJ, the SEC, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

Mezzanine and Stockholder's Equity

Refer to Note 12 of these Consolidated Financial Statements for activities related to the Company's common and preferred stock wholly owned by Santander. The Company did not receive any capital contributions from Santander in 2022, 2021, or 2020.

Letters of credit

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2022 and 2021, the average unfunded balance outstanding under these commitments was $162.4 million and $146.9 million, respectively. BSI also provides standby letters of credit to affiliates. As of December 31, 2022 and 2021, the outstanding balance under these commitments was $292.4 million and $224.6 million, respectively. Santander New York Branch has issued two standby letters of credit on behalf of the Bank in connection with the issuance of the Bank's Credit-Linked Notes. Fees paid to Santander New York Branch on these standby letters of credit are negligible.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with affiliates, including Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements.

Derivatives

As of December 31, 2022 and 2021, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $39.2 billion and $34.5 billion, respectively.

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company are priced at up to a 0.25% discount to market as part of a widely-available employee benefit program, but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans as of December 31, 2022 and 2021 was $3.1 million and $3.3 million, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

At December 31, 2022, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $130.4 million and $2.6 billion as of December 31, 2022 and December 31, 2021, respectively.

SHUSA and SBNA Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The following agreements do not eliminate in consolidation:
•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in the amount of $11.9 million in 2022, $10.2 million in 2021 and $12.0 million in 2020. There were no payables in connection with this agreement for the years ended December 31, 2022 or 2021. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Operations, S.A., a Santander affiliate, is under contract with the Company to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in the amount of zero in 2022, $1.6 million in 2021 and $3.6 million in 2020. The Company had no payables in connection with this agreement in 2022 or 2021. The fees related to this agreement were recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Technology and Operations S.L. and Santander Global Technologies Mexico are under contract with the Company to provide professional services, IT development, support and administration, with fees for these services paid in the amount of $123.1 million in 2022, $138.2 million in 2021 and $127.2 million in 2020. In addition, as of December 31, 2022 and 2021, the Company had payables for these services in the amounts of zero and $0.1 million, respectively. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for SBNA’s derivative, foreign exchange and hedging transactions and programs. Fees were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in the amounts of $8.1 million in 2022, $6.4 million in 2021 and $6.5 million in 2020. There were no payables in connection with this agreement in 2022 or 2021. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•During the years ended December 31, 2022, 2021 and 2020, the Company paid $13.2 million, $14.0 million, $17.4 million to Santander for the development and implementation of global projects as part of internal expense allocation.
•During the year ended December 31, 2022, the Company paid $15.3 million to Santander's subsidiary Open Digital Services S.L in connection with projects related to digitalization and transformation.
•SBNA and SIS entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the U.S. where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between SBNA and SIS eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the years ended, December 31, 2022, 2021, and 2020, SBNA received net fee income of $8.4 million, $11.6 million, and $29.0 million, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2022 and 2021, SIS had a net receivable from Santander's New York Branch of $4.3 million and $6.8 million in connection with this agreement.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•In the fourth quarter of 2022, the Company entered into an office rental agreement for shared space at 437 Madison Ave, New York, NY for which the Company recorded straight-line rent expense of $4.2 million for the year ended December 31, 2022. A majority of this amount is eliminated within consolidated entities. Approximately $1.5 million for the year ended December 31, 2022 was assigned to Santander for space utilized by Santander's New York branch employees and receivable at December 31, 2022. There were no material receivable amounts related to this agreement at December 31, 2022.

Transactions with SC

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of these agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

Credit Facilities

SC has a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2022, December 31, 2021 and December 31, 2020, SC incurred interest expense, including unused fees of $29.0 million, $49.9 million and $20.7 million, respectively. Accrued interest on lines of credit was zero and $2.1 million at December 31, 2022 and 2021, respectively. SC also has a committed revolving credit agreement with SHUSA that can be drawn on an unsecured basis. Amounts drawn and interest incurred eliminate in consolidation.

Securitizations

SC entered into an MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provides servicing on all loans originated under this arrangement. Servicing fee income recognized related to this agreement totaled $3.6 million, $8.9 million and $16.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Other information relating to the SPAIN securitization platform for the years ended December 31, 2022 and 2021 is as follows:

(in thousands)	December 31, 2022	December 31, 2021
Servicing fees receivable	$130	$498
Collections due to Santander	1,894	3,635
SIS serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SIS totaled $6.5 million, $5.4 million and $2.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, and eliminate in consolidation.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Other U.S. Auto related-party transactions
•In July 2021, SC entered into a Platform Development and License Agreement with AutoFi Inc. for the design and operation of a digital software platform for the sale and financing of automobiles. Santander owns 10.3% of the total equity of AutoFi Inc. The agreement required the Company to pay $6.0 million for the design and development of the digital software platform in its first year. After the first year, SC has agreed to pay AutoFi, Inc. between $2.4 million and $3.0 million per year plus certain transaction-related fees for software development, dealer onboarding and support, and hosting services.
•On March 2, 2022, the Company purchased an equity investment in AutoFi, a privately held corporation that provides technology solutions to the auto industry, including services to online auto marketplaces, auto dealers, and auto lenders, including SC. The investment consisted of $22.9 million of common stock purchased from existing shareholders and $41.1 million of preferred shares of a new series issuance, for a $64.0 million total resulting in the Company holding approximately 9.4% of the total equity shares of AutoFi. The Company did not obtain voting rights for its shares; however, it was granted one seat on AutoFi’s Board of Directors (now consisting of 6 voting members including SHUSA).

U.S. Auto Origination and Service Agreements

The Company's affiliates have entered into or were subject to various U.S. Auto origination and service agreements among consolidated entities. Each of the agreements was made in the ordinary course of business and on market terms. The following agreements eliminate in consolidation:

•RV Marine Contracts - The Company has agreements with SC under which SC will service recreational and marine vehicle portfolios. Servicing fee expenses recognized under these agreements totaled $0.9 million and $1.3 million and $1.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $78.9 million of RV portfolios serviced by SC compared to $121.3 million as of December 31, 2021. Cash collections due from SC were $44.4 million and $23.3 million as of December 31, 2022 and 2021, respectively. Servicing fees payable as of December 31, 2022 and 2021 were $4.4 million and $3.2 million, respectively.
•Dealer Lending- Under SC's agreement with the Company, SC is required to permit the Bank a first right to review and assess Chrysler Capital dealer lending opportunities, and the Company is required to pay SC origination and annual renewal fees for each loan originated under the agreement. The agreement also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables to the Company held by SC. Origination and renewal fee expense recognized on these loans totaled zero and zero, and $3.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Under this agreement, SC could originate retail consumer loans in connection with sales of vehicles that were collateral held against floorplan loans by the Bank. Upon origination, SC would remit payment to the Bank to settle the transaction with the dealer. The Bank had receivables of $1.0 million and $4.0 million from SC related to such originations as of December 31, 2022 and 2021, respectively.
•Loan Origination Support Services - The Bank has an agreement with SC under which SC provides the Bank with origination support services in connection with the processing, underwriting and origination of retail loans, primarily from Stellantis dealers. In addition, SC has agreed to perform the servicing for any loans originated on the Bank's behalf. For the years ended December 31, 2022, 2021, and 2020, SC facilitated the purchase of $6.0 billion, $7.6 billion, and $5.4 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $50.7 million and $52.4 million for the years ended December 31, 2022 and 2021, respectively, of which $8.2 million and $4.1 million was receivable from SC as of December 31, 2022 and 2021, respectively.
•Leased Vehicle Origination Support Services - Beginning in the third quarter of 2021, SC agreed to provide the Bank with support services in connection with the origination and servicing of vehicle leases, primarily from Stellantis dealers, that are funded and owned by the Bank. SC has also agreed to provide servicing for any leases originated by the Bank. At December 31, 2022 and 2021, SC serviced $4.6 billion and $740.5 million, respectively, of vehicle leases for the Bank. The Bank paid referral and servicing fees of $9.0 million and $0.6 million for the years ended December 31, 2022 and 2021, respectively, of which $8.7 million and $1.9 million was payable to SC as of December 31, 2022 and 2021, respectively. In addition, at December 31, 2022 and 2021, SC owed $2.0 million and $2.2 million of revenue sharing reimbursement to the Bank, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Employees Services Agreements

The Company has agreements with and between its consolidated entities under which certain employees provide services, including human resources, IT, legal, compliance, accounting and other services across entities. Intercompany revenues and expenses for these services eliminate in consolidation.

In addition to those noted above, other subsidiaries of the Company have entered into or were subject to various agreements with Santander or its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. During the year ended December 31, 2022, 2021, and 2020, BSI sold loan participation to Santander of $210.0 million, $618.2 million, and $618.2 million, respectively. As of December 31, 2022 and 2021, BSI had deposits with unconsolidated affiliates of zero and $250.0 million, respectively. BSI had short-term borrowings with unconsolidated affiliates of $234.6 million at December 31, 2022, compared to zero as of December 31, 2021. BSI had deposits from unconsolidated affiliates of $9.1 million and $90.2 million as of December 31, 2022 and 2021, respectively. BSI also leases space from affiliated entities that eliminate in consolidation.
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
•APS enters into transactions with affiliated entities in the ordinary course of business. APS pays for cost of personnel, management, administrative support, risk management, and other services provided by affiliates. These transactions eliminate in consolidation. APS has a committed operating line of credit with SHUSA of $150.0 million of which $75.0 million was drawn at December 31, 2022. The rate on this borrowing is 5.5%. The amount drawn eliminates in consolidation. During the year, APS entered into short-term intercompany securities financing activities with the Bank, the effects of which eliminated in consolidation.
•SSLLC maintains a contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. SSLLC collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. Fees recognized related to this agreement eliminate in consolidation.

NOTE 22. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2022 and 2021, SBNA met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a CET1 capital ratio of at least 4.5%, Tier 1 capital ratio of at least 6.0%, total capital ratio of at least 8.0%, and leverage ratio of at least 4.0%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's review of the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2022, 2021, and 2020, SBNA did not pay dividends to SHUSA.During 2022, 2021, and 2020, the Company paid cash dividends to Santander of $4.8 billion, $0.0 million and $125.0 million, respectively.

During 2022, the Company issued $500 million of Series E Preferred Stock. Refer to Note 12 of these Consolidated Financial Statements for further discussion of that transaction. The Company did not have any preferred stock outstanding in 2021 or 2020.
The following schedule summarizes the actual capital balances of SBNA and SHUSA at December 31, 2022 and 2021:

	REGULATORY CAPITAL
(Dollars in thousands)	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2022(1):
Regulatory capital	$10,888,687	$10,888,687	$11,821,044	$10,888,687
Capital ratio	14.61%	14.61%	15.86%	11.35%
SHUSA at December 31, 2022(1):
Regulatory capital	$16,255,680	$17,100,658	$19,606,560	$17,100,658
Capital ratio	13.21%	13.90%	15.94%	10.20%

	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2021(1):
Regulatory capital	$10,694,372	$10,694,372	$11,413,014	$10,694,372
Capital ratio	16.36%	16.36%	17.45%	11.18%
SHUSA at December 31, 2021(1):
Regulatory capital	$21,068,063	$23,174,869	$25,332,953	$23,174,869
Capital ratio	18.84%	20.73%	22.66%	15.01%
(1) Capital ratios calculated under CECL transition provisions permitted by the CARES Act.

NOTE 23. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

In the first quarter of 2022, the Company announced organizational changes to meet the evolving needs of its customers and to assist management in making strategic decisions on the allocation of its resources. These changes primarily resulted in the creation of a new Auto reportable segment that includes the prior SC segment, the Bank's auto loan and lease portfolio business, previously in the CBB segment, and the dealer financing business, previously in the CRE segment. In addition, the Company has established a new reportable segment for its Wealth Management business, previously included in Other. The Company has also aligned the insurance and investment services activities to CBB previously reported in Other. These changes were effective for internal reporting on March 31, 2022. Prior period information presented below has been reclassified to reflect these changes.

The Company’s reportable segments are focused principally around the customers the Company serves. The Company has identified the following reportable segments: Auto, CBB, C&I, CRE, CIB, and Wealth Management.
•The Auto segment includes the Company's consumer and commercial auto loans and leases and the Company's commercial loans to dealers and dealer floorplan financing products. This includes the Company's specialized consumer finance subsidiary focused on vehicle finance and third-party servicing. The specialized consumer finance primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. All intercompany revenue and fees between consolidated affiliates are eliminated in the consolidated results of the Company.
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. It also offers lending products such as unsecured personal loans, credit cards, and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts and insurance products through a networking agreement with a consolidated affiliate.
•The C&I segment currently provides commercial lines, loans, letters of credit, receivables financing, commercial credit cards, and cash management and deposit services to lower middle market commercial customers and to medium- and large-sized commercial customers, as well as financing and deposits for government entities. This segment also provides niche product financing for specific industries.
•The CRE segment offers CRE loans, CEVF, and multifamily loans, as well as cash management and deposit services to customers. This category also includes community development finance activities, including originating CRA-eligible loans and making CRA-eligible investments.
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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and for C&I, CRE, commercial loans to dealers in the auto segment and CIB offers derivatives relating to foreign exchange and lending arrangements. See Note 14 to the Consolidated Financial Statements for additional details.

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

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

Twelve-Month Period Ended	SHUSA Reportable Segments
December 31, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$4,041,002	$1,403,871	$311,808	$357,676	$178,435	$177,627	$(295,956)	$6,174,463
Non-interest income	2,779,138	300,983	69,328	38,190	237,000	258,939	45,685	3,729,263
Credit loss expense / (benefit)	1,730,062	216,600	47,821	7,321	19,652	—	(2,639)	2,018,817
Total expenses	3,294,863	1,548,098	258,178	120,752	459,145	244,863	210,880	6,136,779
Income/(loss) before income taxes	1,795,215	(59,844)	75,137	267,793	(63,362)	191,703	(458,512)	1,748,130
Total assets	62,645,083	13,107,982	6,345,307	20,546,103	30,478,602	7,854,953	27,216,290	168,194,320
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Twelve-Month Period Ended	SHUSA Reportable Segments
December 31, 2021	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$4,335,818	$1,300,240	$291,550	$341,362	$107,568	$95,014	$(282,031)	$6,189,521
Non-interest income	3,412,388	325,103	69,742	42,933	246,141	255,200	100,680	4,452,187
Credit loss expense / (benefit)	(118,670)	29,339	(78,402)	(7,186)	(27,641)	(351)	(4,438)	(207,349)
Total expenses	3,464,615	1,590,148	252,769	113,474	278,733	223,831	220,597	6,144,167
Income/(loss) before income taxes	4,402,261	5,856	186,925	278,007	102,617	126,734	(397,510)	4,704,890
Total assets	63,061,949	12,561,672	6,915,480	17,379,967	16,016,527	8,051,489	35,834,147	159,821,231
(1) Refer to corresponding notes above.

Twelve-Month Period Ended	SHUSA Reportable Segments
December 31, 2020	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(2)	Total
	(in thousands)
Net interest income	$3,987,193	$1,593,330	$326,387	$339,697	$130,139	$116,759	$(134,024)	$6,359,481
Total non-interest income	3,298,956	44,553	65,938	11,449	263,874	230,180	35,038	3,949,988
Provision for credit losses	2,521,793	215,212	135,422	104,723	28,099	494	(137,560)	2,868,183
Total expenses	3,635,133	3,141,899	565,384	112,206	259,216	187,808	306,588	8,208,234
Income/(loss) before income taxes	1,129,223	(1,719,228)	(308,481)	134,217	106,698	158,637	(268,014)	(766,948)
Total assets	60,559,803	14,778,166	7,789,729	17,814,737	10,965,616	7,419,283	30,105,342	149,432,676
(1) Refer to corresponding notes above.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2022	2021
	(in thousands)
Assets
Cash and cash equivalents	$2,643,521	$3,550,193
Loans to bank subsidiaries	—	1,000,000
Loans to non-bank subsidiaries	4,037,938	5,350,000
Investment in subsidiaries:
Bank subsidiaries	8,805,419	9,405,335
Non-bank subsidiaries(2)	11,450,779	12,506,523
Premises and equipment, net	38,281	43,785
Equity method investments	4,689	6,049
Restricted cash	56,673	56,538
Deferred tax assets, net	72,255	208,695
Other assets (1)	648,414	327,594
Total assets	$27,757,969	$32,454,712
Liabilities and stockholder's equity
Borrowings and other debt obligations	$9,245,892	$9,622,233
Borrowings from non-bank subsidiaries	153,859	152,026
Deferred tax liabilities, net	144,724	119,939
Other liabilities	283,811	188,421
Total liabilities	9,828,286	10,082,619
Mezzanine equity	500,000	—
Stockholder's equity	17,429,683	22,372,093
Total liabilities, mezzanine and stockholder's equity	$27,757,969	$32,454,712
(1) The Company recorded $171.6 million of goodwill in connection with the acquisition of PCH which has been attributed to the CIB reporting unit.
(2) The Company has $945.9 million of goodwill attributable to the auto reporting unit.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	YEAR ENDED DECEMBER 31,
	2022	2021	2020
	(in thousands)
Dividends from bank subsidiary	$40,000	$40,000	$35,000
Dividends from non-bank subsidiaries	4,500,000	296,153	178,092
Interest income	247,043	289,846	297,621
(Expense)/Income from equity method investments	(1,355)	59	426
Other income (1)	84,363	75,387	151,514
Total income	4,870,051	701,445	662,653
Interest expense	357,727	369,861	382,936
Other expense	297,162	279,697	261,821
Total expense	654,889	649,558	644,757
Loss before income taxes and equity in net income/(loss) less dividends from subsidiaries	4,215,162	51,887	17,896
Income tax benefit	(72,191)	(38,800)	(275,290)
(Loss)/Income before equity in net income/(loss) less dividends from subsidiaries	4,287,353	90,687	293,186
Equity in net income/(loss) less dividends from bank subsidiaries	341,935	463,075	(1,317,781)
Equity in net income/(loss) less dividends from non-bank subsidiaries	(3,224,281)	2,428,600	184,231
Net income/(loss)	1,405,007	2,982,362	(840,364)
Other comprehensive income, net of tax:
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(435,647)	(158,184)	98,281
Net unrealized (losses)/gains recognized on investment securities	(716,667)	(197,168)	140,143
Pension and post-retirement actuarial gains, net of tax	4,401	947	16,078
Total other comprehensive (loss)/gain	(1,147,913)	(354,405)	254,502
Comprehensive income/(loss)	$257,094	$2,627,957	$(585,862)
(1) Includes $62.4 million gain on sale of SBC at December 31, 2020.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2022	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,405,007	$2,982,362	$(840,364)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)/expense	333,309	(82,394)	(261,113)
Equity in net (income)/loss less dividends from subsidiaries:
Bank subsidiaries (1)	(341,935)	(463,075)	1,317,781
Non-bank subsidiaries (2)	3,224,281	(2,428,600)	(184,231)
Net gain on sale of investment in subsidiary and other assets	—	(611)	(65,229)
Equity earnings from equity method investments	1,355	(59)	(426)
Depreciation, amortization and accretion	50,981	32,976	37,350
Loss on debt extinguishment	235	—	10,260
Net change in other assets and other liabilities	(208,746)	(80,927)	148,679
Net cash (used in)/provided by operating activities	4,464,487	(40,328)	162,707
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(64,000)	—	—
Net capital returned from/(contributed to) subsidiaries	11,587	250,968	(25,707)
Originations of loans to subsidiaries	(25,827,535)	(13,981,000)	(10,245,000)
Repayments of loans by subsidiaries	28,139,597	14,431,000	9,095,000
Acquisition of PCH	(447,954)	—	—
Proceeds from business divestitures	—	—	1,277,626
Purchases of premises and equipment	(14,261)	(27,855)	(2,538)
Net cash provided by/(used in) investing activities	1,797,434	673,113	99,381
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of Parent Company debt obligations	(3,314,190)	(1,421,077)	(1,371,274)
Net proceeds received from Parent Company debt obligations	2,926,264	501,000	1,941,003
Net change in commercial paper	—	(125,000)	125,000
Net change in borrowings from subsidiary banks	—	(120,000)	120,000
Net change in borrowings from non-bank subsidiaries	1,833	1,045	2,233
Dividends paid on common stock	(4,750,000)	—	(125,000)
Stock repurchase	(2,532,365)	—	—
Preferred stock offering	500,000	—	—
Net cash (used in)/provided by financing activities	(7,168,458)	(1,164,032)	691,962
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(906,537)	(531,247)	954,050
Cash, cash equivalents, and restricted cash at beginning of period	3,606,731	4,137,978	3,183,928
Cash, cash equivalents, and restricted cash at end of period (3)	$2,700,194	$3,606,731	$4,137,978

(1) Amounts for the years ended December 31, 2022, 2021, and 2020 exclude dividends from bank subsidiaries of $40.0 million, $40.0 million, and $35.0 million, respectively.
(2) Amounts for the years ended December 31, 2022, 2021, and 2020 exclude dividends from non-bank subsidiaries of $4.5 billion, $296.2 million, and $178.1 million, respectively.
(3) Amounts for the years ended December 31, 2022, 2021, and 2020 include cash and cash equivalents balances of $2.6 billion, $3.6 billion, and $4.1 billion, respectively, and restricted cash balances of $56.7 million, $56.5 million, and $56.4 million, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the SCF. In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Consolidated Financial Statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with GAAP.

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

As of December 31, 2022, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

As permitted by SEC guidance that an assessment of internal controls over financial reporting of a recently acquired business may be excluded from management's evaluation of disclosure controls and procedures for up to a year from the date of acquisition, we have excluded PCH from management's reporting on internal control over financial reporting as of December 31, 2022. We will continue to evaluate the effectiveness of internal control over financial reporting as we complete the integration of PCH. The acquisition of PCH resulted in the exclusion from management's reporting on internal control over financial reporting of $15.7 billion of assets, or 9.3% of our total assets, at December 31, 2022 and $817.2 million of interest and non-interest income, or 6.7% of our total interest and non-interest income, for the year ended December 31, 2022.

Based on the assessment, management determined the Company did not maintain effective internal control over financial reporting as of December 31, 2022 because of the material weakness described below.

The Company did not design and maintain effective controls to verify the proper classification of loan and lease transfer activities within the SCF.

This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF which resulted in the restatement of the Consolidated Financial Statements as of and for the quarterly periods ending March 31, June 30 and September 30, 2021. Additionally, an immaterial error was identified related to the classification of cash flows associated with lease transfer activities for the quarterly period ending March 31, 2022. This material weakness could result in further misstatements of the classification of cash flows for loan and lease transfer activities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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
•enhancing procedures around loan and lease transfer activities that may have an impact on reporting the operating and investing sections of the SCF; and
•enhancing the controls pertaining to manual entries as they relate to their impact on loan and lease transfer activities within the SCF.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the Twelve-month period ended December 31, 2022 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the Twelve-month period ended December 31, 2022.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on this account in the Twelve-month period ended December 31, 2022 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. also held through its branch in Greece an auto finance loan for a client designated by the U.S. under the SDGT sanctions program. The relationship was terminated before the year end. Revenues or profits generated by the branch in Greece on this position in the Twelve-month period ended December 31, 2022 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the Twelve-month period ended December 31, 2022 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2022 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2022(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$8,466	$5,849	$2,552	$16,867
Audit-Related Fees (3)	1,375	345	152	1,872
Tax Fees (4)	200	250	—	450
All Other Fees (5)	11	11	—	22
Total Fees	$10,052	$6,455	$2,704	$19,211
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
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2021.

Fiscal Year Ended December 31, 2021(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,058	$8,191	$2,657	$19,906
Audit-Related Fees (3)	900	400	155	1,455
Tax Fees (4)	40	235	—	275
All Other Fees(5)	11	7	—	18
Total Fees	$10,009	$8,833	$2,812	$21,654
(1) Audit fees for 2021 have been adjusted reflect amounts billed in 2022 related to 2021 audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2022, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2022.

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

(b)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed December 21, 2022) (Commission File Number 001-16581)

(3.2)
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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 3, 2023	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 3, 2023	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wennes Timothy Wennes	Director, President Chief Executive Officer (Principal Executive Officer)	March 3, 2023

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 3, 2023

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 3, 2023

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 3, 2023

/s/ Javier Maldonado Javier Maldonado	Director	March 3, 2023

/s/ Ana Botin Ana Botin	Director	March 3, 2023

/s/ Alan Fishman Alan Fishman	Director	March 3, 2023

/s/ Juan Guitard Juan Guitard	Director	March 3, 2023

/s/ Edith Holiday Edith Holiday	Director	March 3, 2023

/s/ Guy Moszkowski Guy Moszkowski	Director	March 3, 2023

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 3, 2023

/s/ Jose Linares Jose Linares	Director	March 3, 2023

/s/ William Muir William Muir	Director	March 3, 2023

/s/Mark Werner Mark Werner	Director	March 3, 2023