Form 10-Q
period 2023-03-31
Santander Holdings USA, Inc.
filed 2023-05-05
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023

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
Number of shares of common stock outstanding at April 30, 2023: 530,391,043 shares

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
•inflation, interest rate, market and monetary fluctuations may, among other things, reduce net interest margins and impact funding sources, revenue and expenses, the value of assets and obligations, and the ability to originate and distribute financial products in the primary and secondary markets;
•bank failures and similar adverse developments at other banks may lead to decreased customer and investor sentiment regarding the stability and liquidity of banks in general, as well as increased regulation of banks by supervisory authorities as they seek to manage or mitigate such adverse developments;
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

ABS: Asset-backed securities	DTI: Debt-to-income
ACL: Allowance for credit losses	EAD: Exposure at default
AFS: Available-for-sale	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ALLL: Allowance for loan and lease losses	EIR: Effective interest rate
AOCI: Accumulated other comprehensive income	ERISA: Employee Retirement Security Act of 1974, as amended
APS: Amherst Pierpont Securities LLC	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: March 31, 2023
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BHCA: Bank Holding Company Act of 1956, as amended	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FDIC: Federal Deposit Insurance Corporation
Broker-Dealers: SanCap and SSLLC	Federal Reserve: Board of Governors of the Federal Reserve System
BSI: Banco Santander International	FHLB: Federal Home Loan Bank
BTFP: Bank Term Funding Program	FHLMC: Federal Home Loan Mortgage Corporation
C&I: Commercial & industrial	FICO®: Fair Isaac Corporation credit scoring model
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FNMA: Federal National Mortgage Association
CBB: Consumer and Business Banking	FRB: Federal Reserve Bank
CBP: Citizens Bank of Pennsylvania	FVO: Fair value option
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	GAAP: Accounting principles generally accepted in the United States of America
CD: Certificate of deposit	GDP: Gross domestic product
CECL: Current expected credit losses as defined by ASU 2016-13, ASU 2019-04, and ASU 2019-11, Financial Instruments - Credit Losses	GNMA: Government National Mortgage Association
CEO: Chief Executive Officer	GSIB: Global systemically important bank
CET1: Common equity Tier 1	HFI: Held for investment
CEVF: Commercial equipment vehicle financing	HFS: Held for sale
CFPB: Consumer Financial Protection Bureau	HPI: Housing Price Index
CFO: Chief Financial Officer	HTM: Held to maturity
CIB: Corporate and Investment Banking	IBOR: Inter-bank offered rate
CID: Civil investigative demand	IDI: Insured depository institution
CLTV: Combined loan-to-value	IHC: U.S. intermediate holding company
CME: Chicago Mercantile Exchange	IRS: Internal Revenue Service
Company: Santander Holdings USA, Inc.	ISDA: International Swaps and Derivatives Association, Inc.
Covered Fund: a hedge fund or private equity fund	IT: Information technology
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	LCR: Liquidity coverage ratio
CPR: Constant prepayment rate	LGD: Loss given default
CRA: Community Reinvestment Act	LHFI: Loans held for investment
CRE: Commercial Real Estate	LHFS: Loans held for sale
DCF: Discounted cash flow	LIBOR: London Interbank Offered Rate
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LIHTC: Low income housing tax credit
DOJ: Department of Justice	LTD: Long-term debt
DPD: Days past due	LTV: Loan-to-value
MBS: Mortgage-backed securities

MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBNA or the Bank: Santander Bank, National Association
MMNA: Mitsubishi Motors North America, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
Moody's: Moody's Investor Service, Inc.	SCB: Stress capital buffer
MPLFA: Ten-year master private-label financing agreement with Stellantis	SCART: Santander Consumer Auto Receivables Trust
MSR: Mortgage servicing right	SCF: Statement of cash flows
MVE: Market value of equity	SDART: Santander Drive Auto Receivables Trust
NCI: Non-controlling interest	SDGT: Specially Designated Global Terrorist
NFA: National Futures Association	SEC: Securities and Exchange Commission
NMDs: Non-maturity deposits	Securities Act: Securities Act of 1933, as amended
NMTC: New market tax credits	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NPL: Non-performing loan	SFS: Santander Financial Services, Inc.
OCC: Office of the Comptroller of the Currency	SHUSA: Santander Holdings USA, Inc.
OCI: Other comprehensive income	SIS: Santander Investment Securities Inc.
OIS: Overnight indexed swap	SOFR: Secured overnight financing rate
OREO: Other real estate owned	SPAIN: Santander Private Auto Issuing Note
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	SPE: Special purpose entity
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	SRT: Santander Retail Auto Lease Trust
PD: Probability of default	SSLLC: Santander Securities LLC
RIC: Retail installment contract	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
ROU: Right-of-use	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
RV: Recreational vehicle	TDR: Troubled debt restructuring
RWA: Risk-weighted asset	TLAC: Total loss-absorbing capacity
S&P: Standard & Poor's	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
SAF: Santander Auto Finance	Trusts: Securitization trusts
SanCap: Santander Capital Holdings LLC	UPB: Unpaid principal balance
Santander: Banco Santander, S.A.	VIE: Variable interest entity
Santander UK: Santander UK plc	VOE: Voting rights entity
YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$12,635,612	$10,218,066
Federal funds sold and securities purchased under resale agreements or similar arrangements	15,478,856	12,424,079
Investment securities:
AFS at fair value (amortized cost of $7,558,123 and $7,914,832 as of March 31, 2023 and December 31, 2022, respectively)	6,732,370	7,030,219
Trading securities	8,446,904	5,864,324
HTM (fair value of $8,196,812 and $8,273,285 as of March 31, 2023 and December 31, 2022, respectively)	9,435,253	9,549,218
Other investments	1,556,359	1,116,161
LHFI(1) (5)	98,759,079	97,338,329
ALLL (5)	(6,915,292)	(6,779,999)
Net LHFI	91,843,787	90,558,330
LHFS (2)(5)	199,164	99,555
Premises and equipment, net (3)	903,914	910,477
Operating lease assets, net (5)(6)	14,157,316	14,267,111
Goodwill	2,766,665	2,767,732
Intangible assets, net	316,189	326,633
BOLI	1,975,181	1,969,717
Restricted cash (5)	6,328,571	6,346,248
Other assets (4) (5)	4,781,702	4,746,450
TOTAL ASSETS	$177,557,843	$168,194,320
LIABILITIES
Accounts payables and accrued expenses	$6,231,507	$6,148,533
Deposits and other customer accounts	79,294,859	79,128,541
Federal funds purchased and securities loaned or sold under repurchase agreements	21,034,072	15,382,819
Trading liabilities	4,277,464	2,871,645
Borrowings and other debt obligations (5)	45,919,955	43,588,273
Advance payments by borrowers for taxes and insurance	188,802	149,133
Deferred tax liabilities, net	322,108	389,043
Other liabilities (5)	2,243,693	2,606,611
TOTAL LIABILITIES	159,512,460	150,264,598
Commitments and contingencies (Note 16)

MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 500,000 shares outstanding at both March 31, 2023 and December 31, 2022)	500,000	500,000

STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2023 and December 31, 2022)	17,284,611	17,284,611
Accumulated other comprehensive loss, net of taxes	(1,215,334)	(1,336,023)
Retained earnings	1,476,106	1,481,134
TOTAL STOCKHOLDER'S EQUITY	17,545,383	17,429,722
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$177,557,843	$168,194,320
(1) LHFI includes $18.8 million and $20.9 million of loans recorded at fair value at March 31, 2023 and December 31, 2022, respectively.
(2) Includes $545.0 thousand and $549.0 thousand of loans recorded at the FVO at March 31, 2023 and December 31, 2022, respectively.
(3) Net of accumulated depreciation of $2.1 billion and $2.1 billion at March 31, 2023 and December 31, 2022, respectively.
(4) Includes MSRs of $102.3 million and $107.4 million at March 31, 2023 and December 31, 2022, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2023 and December 31, 2022, LHFI included $26.2 billion and $27.1 billion, LHFS included zero and zero , Operating leases assets, net included $14.2 billion and $14.3 billion, restricted cash included $970.2 million and $923.5 million, Other assets included $692.0 million and $716.7 million, Borrowings and other debt obligations included $29.5 billion and $31.6 billion, and Other liabilities included $128.5 million and $138.0 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $3.7 billion and $3.7 billion at March 31, 2023 and December 31, 2022, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three Months Ended March 31,
	2023	2022
INTEREST INCOME:
Loans	$1,981,351	$1,645,084
Interest-earning deposits	154,365	8,074
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	522,390	1,952
Investment securities:
AFS	66,071	33,684
HTM	47,257	31,157
Trading securities	72,462	—
Other investments	8,253	2,238
TOTAL INTEREST INCOME	2,852,149	1,722,189
INTEREST EXPENSE:
Deposits and other customer accounts	288,837	16,945
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	570,275	843
Interest expense on trading liabilities	31,856	261
Borrowings and other debt obligations	450,787	224,134
TOTAL INTEREST EXPENSE	1,341,755	242,183
NET INTEREST INCOME	1,510,394	1,480,006
Credit loss expense	542,401	216,809
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	967,993	1,263,197
NON-INTEREST INCOME:
Consumer and commercial fees	90,329	97,490
Capital markets and foreign exchange income	37,082	64,759
Lease income	628,424	671,204
Miscellaneous income, net(1)	107,472	133,848
TOTAL FEES AND OTHER INCOME	863,307	967,301
Net gain on sale of investment securities	36,960	13,955
TOTAL NON-INTEREST INCOME	900,267	981,256
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	491,751	495,325
Occupancy and equipment expenses	169,740	151,550
Technology, outside service, and marketing expense	169,293	137,684
Loan expense	104,444	65,592
Lease expense	486,967	481,302
Other expenses	120,979	135,237
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,543,174	1,466,690
INCOME BEFORE INCOME TAX PROVISION	325,086	777,763
Income tax provision	28,205	161,668
NET INCOME	$296,881	$616,095
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
unaudited (In thousands)

	Three Months Ended March 31,
	2023	2022
NET INCOME	$296,881	$616,095
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	88,969	(246,416)
Net unrealized gains / (losses) on AFS investment securities, net of tax	31,235	(355,325)
Pension and post-retirement actuarial gains, net of tax	485	560
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	120,689	(601,181)
COMPREHENSIVE INCOME	$417,570	$14,914

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive (loss) / income	—	—	(601,181)	616,095	—	14,914	—
Stock repurchase	—	(584,163)	—	—	(1,953,395)	(2,537,558)	—
Balance, March 31,2022	530,391	$17,291,775	$(789,291)	$5,442,222	$—	$21,944,706	$—

Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	—	(41,396)	—
Comprehensive income	—	—	120,689	296,881	—	417,570	—
Dividend declared and payable to Shareholder	—	—	—	(250,000)	—	(250,000)	—
Dividends paid on preferred stock	—	—	—	(10,513)	—	(10,513)	—
Balance, March 31, 2023	530,391	$17,284,611	$(1,215,334)	$1,476,106	$—	$17,545,383	$500,000

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Three-Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$296,881	$616,095
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	542,401	216,809
Deferred tax expense/(benefit)	(114,938)	96,896
Depreciation, amortization and accretion	651,303	985,526
Net (gain)/loss on sale of loans	(1,171)	(6,196)
Net gain on sale of investment securities	(36,960)	(13,955)
Net (gain)/loss on real estate owned, premises and equipment, and other	(2,079)	(1,739)
Originations of LHFS	—	(180,910)
Proceeds from sales of and collections on LHFS	838	269,312
Net change in:
Trading securities and trading liabilities, net	(1,134,765)	—
Other assets and BOLI	(110,767)	(180,901)
Other liabilities	(339,685)	346,350
Other operating activities, net	(1,640)	2,359
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(250,582)	2,149,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	211,171	—
Proceeds from prepayments and maturities of AFS investment securities	386,921	776,554
Purchases of AFS investment securities	(220,619)	(1,158,020)
Proceeds from prepayments and maturities of HTM investment securities	116,961	412,652
Purchases of HTM investment securities	—	(354,522)
Proceeds from sales of other investments	109,000	2,959
Proceeds from maturities of other investments	—	250,000
Purchases of other investments	(551,171)	(470,548)
Net change in federal funds sold and securities purchased under resale agreements	(3,054,777)	442,398
Proceeds from sales of LHFI	29,152	78,886
Proceeds from the sales of equity method investments	—	43,465
Distributions from equity method investments	2,247	3,278
Contributions to equity method and other investments	(51,145)	(64,023)
Proceeds from settlements of BOLI policies	10,106	8,961
Purchases of LHFI	(46,343)	(302,094)
Net change in loans other than purchases and sales	(2,005,794)	99,477
Purchases and originations of operating leases	(1,534,957)	(1,748,303)
Proceeds from the sale and termination of operating leases	1,056,302	1,473,063
Manufacturer and dealer incentives (paid)/received	63,084	(302,464)
Proceeds from sales of real estate owned and premises and equipment	3,507	1,676
Purchases of premises and equipment	(39,406)	(37,830)
NET CASH USED IN INVESTING ACTIVITIES	(5,515,761)	(844,435)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	166,318	(3,009,056)
Net change in short-term borrowings	851,462	(55,000)
Net proceeds from long-term borrowings	4,789,681	5,430,186
Repayments of long-term borrowings	(5,846,658)	(6,285,898)
Proceeds from FHLB advances (with terms greater than 3 months)	2,525,000	—
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	5,651,253	(437,925)
Dividends paid on preferred stock	(10,513)	—
Stock repurchase	—	(2,537,558)
Other financing activities, net	39,669	36,850
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	8,166,212	(6,858,401)

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,399,869	(5,553,190)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,564,314	25,017,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$18,964,183	$19,464,045

NON-CASH TRANSACTIONS
Loans transferred from/(to) LHFI (from)/to LHFS, net	120,425	227,903
Unsettled purchases of investment securities	20,236	35,068
AFS investment securities transferred to HTM investment securities	—	2,982,195
Dividends declared and payable to Shareholder	250,000	—
(1) The three-months ended March 31, 2023 and 2022 include cash and cash equivalents balances of $12.6 billion, and $13.5 billion respectively, and restricted cash balances of $6.3 billion, and $5.9 billion respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York, which has significant capabilities in market making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the Federal Reserve Bank of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities as a market maker of U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. APS had approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Fair value measurements are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding closing date fair value becomes available. No material adjustments to the fair values disclosed below are expected. Goodwill of approximately $171 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles will be amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively. Immediately prior to the acquisition, SHUSA lent ASG Holdings, a subsidiary of PCH, $163 million (on an unsecured basis), which PCH used to pay off certain existing third-party debt.

The following are fair values of the assets and liabilities of PCH on the acquisition date:

Balance at April 11, 2022
(in thousands)
Fair value of consideration transferred	$447,722
Fair value of assets acquired:
Cash and cash equivalents (includes restricted cash)	$56,023
Other investments - trading assets at fair value	5,121,331
Fed funds sold and securities purchased under resale agreements or similar arrangements	10,638,695
Other intangible assets	39,520
Other assets including premises and equipment	185,830
Total assets acquired	$16,041,399
Fair value of liabilities acquired:
Accounts payable, accrued expenses, and other liabilities	$537,701
Fed funds purchased and securities loaned or sold under repurchase agreements	12,047,503
Trading liabilities	3,013,646
Borrowings and other debt obligations	162,938
Total liabilities acquired	$15,761,788

Fair value of net assets acquired	$279,611
Deferred taxes on purchase accounting fair value adjustments	(2,460)
Goodwill recognized	$170,571

In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed Santander US Capital Markets LLC ("SanCap"). Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

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

Recently Adopted Accounting Standards

On July 1, 2022, the Company early adopted ASU 2022-01 Derivatives and Hedging (Topic 815) Fair Value hedging – Portfolio Layer Method to coincide with a new Company program for portfolio layer hedges. This ASU expands the last-of-layer method for fair value hedges of interest rate risk to allow multiple hedged layers of a closed portfolio. Under this updated guidance, entities can now hedge all financial assets under the portfolio layer method and designate multiple hedged layers within a single closed portfolio. There was no impact on the opening balance sheets from this adoption.

In March 2022, the FASB issued ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. This guidance removes the specific accounting and disclosure guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. In addition, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. The Company adopted the new guidance on January 1, 2023 on a modified retrospective basis with a cumulative effect adjustment to retained earnings. The effect of the implementation was an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million. Refer to Note 3 for additional information on modified loans.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2023 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 and Note 17 to these Condensed Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of March 31, 2023.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$23,845	$30	$(16)	$23,859	$220,920	$—	$(2,481)	$218,439
Corporate debt securities	337,210	22	(449)	336,783	371,458	1	(968)	370,491
ABS	516,149	35	(11,773)	504,411	517,920	58	(13,960)	504,018
MBS:
GNMA - Residential	3,418,211	—	(356,684)	3,061,527	3,484,616	—	(403,594)	3,081,022
GNMA - Commercial	674,154	5	(107,160)	566,999	684,502	267	(104,712)	580,057
FHLMC and FNMA - Residential	2,503,880	2	(361,682)	2,142,200	2,574,516	2	(394,317)	2,180,201
FHLMC and FNMA - Commercial	99,736	—	(3,145)	96,591	100,099	—	(4,108)	95,991
Unallocated fair value hedge basis adjustment(1)	(15,062)	—	15,062	—	(39,199)	—	39,199	—
Total investments in debt securities AFS	$7,558,123	$94	$(825,847)	$6,732,370	$7,914,832	$328	$(884,941)	$7,030,219
(1) The Company has entered into fair value hedges of portions of a closed portfolio with an amortized cost basis at March 31, 2023 of approximately $3.1 billion of AFS debt securities, using the portfolio layer method.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$45,911	$—	$(765)	$45,146	$52,201	$—	$(967)	$51,234
MBS:
GNMA - Residential	2,922,116	1,437	(448,479)	2,475,074	2,968,753	768	(492,643)	2,476,878
GNMA - Commercial	4,954,252	1,999	(686,717)	4,269,534	4,988,848	1,625	(656,952)	4,333,521
FHLMC and FNMA - Residential	1,512,974	354	(106,270)	1,407,058	1,539,416	243	(128,007)	1,411,652
Total investments in debt securities HTM	$9,435,253	$3,790	$(1,242,231)	$8,196,812	$9,549,218	$2,636	$(1,278,569)	$8,273,285

As of March 31, 2023 and December 31, 2022, the Company had investment securities with an estimated carrying value of $13.8 billion and $5.8 billion, respectively, pledged as collateral, which were comprised of the following: $6.6 billion and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.7 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $2.6 billion and zero, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB, $1.4 billion and zero, respectively, were pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral, $63.7 million and $51.2 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $399.3 million and $418.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At March 31, 2023 and December 31, 2022, the Company had $108.1 million and $80.4 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2023 or December 31, 2022.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2023 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$264,032	$263,778
Due after 1 year but within 5 years	148,115	145,981
Due after 5 years but within 10 years	349,818	336,173
Due after 10 years	6,811,220	5,986,438
Total	$7,573,185	$6,732,370
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2023 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	20,533	19,840
Due after 5 years but within 10 years	30,860	30,546
Due after 10 years	9,383,860	8,146,426
Total	$9,435,253	$8,196,812

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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,565	$(16)	$—	$—	$212,990	$(2,481)	$—	$—
Corporate debt securities	205,039	(177)	99,741	(272)	365,702	(968)	—	—
ABS	10,885	(261)	488,110	(11,512)	269,158	(7,551)	221,508	(6,409)
MBS:
GNMA - Residential	184,442	(8,743)	2,877,082	(347,941)	1,269,413	(144,616)	1,811,609	(258,978)
GNMA - Commercial	27,974	(2,083)	539,021	(105,077)	149,717	(20,243)	425,711	(84,469)
FHLMC and FNMA - Residential	322,886	(30,278)	1,819,160	(331,404)	856,047	(82,515)	1,323,972	(311,802)
FHLMC and FNMA - Commercial	41,201	(1,993)	55,390	(1,152)	51,299	(3,099)	44,691	(1,009)
Total investments in debt securities AFS(1)	$798,992	$(43,551)	$5,878,504	$(797,358)	$3,174,326	$(261,473)	$3,827,491	$(662,667)
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$33,394	$(571)	$11,754	$(194)	$37,510	$(699)	$13,725	$(268)
MBS:
GNMA - Residential	$283,988	$(20,110)	$2,063,733	$(428,369)	$775,414	$(86,237)	$1,598,422	$(406,406)
GNMA - Commercial	1,269,102	(139,389)	2,927,556	(547,328)	2,208,789	(255,345)	2,052,433	(401,607)
FHLMC and FNMA - Residential	1,339,701	(106,270)	—	—	1,343,276	(128,007)	—	—
Total investments in debt securities HTM	$2,926,185	$(266,340)	$5,003,043	$(975,891)	$4,364,989	$(470,288)	$3,664,580	$(808,281)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at March 31, 2023 or December 31, 2022. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Proceeds from the sales of AFS securities	$211,171	$—

AFS debt and other securities:
Gross realized gains	$192	$—
Gross realized losses	(4,690)	—
Net realized gains/(losses) on AFS and other securities	$(4,498)	$—
Total trading securities gains/(losses)	41,458	1,475
Total equity securities gains/(losses)	—	12,480
Total realized gains/(losses) in income from investments	$36,960	$13,955

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $8.4 billion of trading securities as of March 31, 2023, compared to $5.9 billion held at December 31, 2022. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
FHLB of Pittsburgh and FRB stock	$661,230	$519,294
LIHTC investments	496,119	492,706
Equity securities not held for trading (1)	99,010	104,161
Interest-bearing deposits with an affiliate bank	300,000	—
Total	$1,556,359	$1,116,161
(1)    Includes $2.5 million and $2.4 million of equity certificates related to an off-balance sheet securitization as of March 31, 2023 and December 31, 2022, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months ended March 31, 2023, the Company purchased $250.2 million of FHLB stock at par, and redeemed $109.0 million of FHLB stock at par. The Company purchased $0.8 million of FRB stock at par, and redeemed no FRB stock at par during the three months ended March 31, 2023. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $51.2 billion at March 31, 2023 and $50.0 billion at December 31, 2022.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2023 was $199.2 million, compared to $99.6 million at December 31, 2022. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2023 and December 31, 2022, accrued interest receivable on the Company's loans was $566.5 million and $566.8 million, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,264,493	8.4%	$7,971,299	8.2%
C&I loans	15,464,879	15.7%	14,811,074	15.2%
Multifamily loans	10,761,458	10.9%	9,629,423	9.9%
Other commercial(2)	7,675,851	7.8%	7,982,107	8.2%
Total commercial LHFI	42,166,681	42.8%	40,393,903	41.5%
Consumer loans secured by real estate:
Residential mortgages	5,123,878	5.2%	5,202,862	5.3%
Home equity loans and lines of credit	2,826,200	2.9%	3,002,804	3.1%
Total consumer loans secured by real estate	7,950,078	8.1%	8,205,666	8.4%
Consumer loans not secured by real estate:
RICs and auto loans	44,147,903	44.5%	44,577,186	45.8%
Personal unsecured loans	4,411,301	4.5%	4,068,848	4.2%
Other consumer(3)	83,116	0.1%	92,726	0.1%
Total consumer loans	56,592,398	57.2%	56,944,426	58.5%
Total LHFI(1)	$98,759,079	100.0%	$97,338,329	100.0%
Total LHFI:
Fixed rate	$67,767,321	68.6%	$67,693,444	69.5%
Variable rate	30,991,758	31.4%	29,644,885	30.5%
Total LHFI(1)	$98,759,079	100.0%	$97,338,329	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net adjustment to the loan balances of $357.2 million and $286.7 million as of March 31, 2023 and December 31, 2022, respectively.
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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three Months Ended March 31, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense / (benefit)	21,478	520,771	542,249
Charge-offs	(26,866)	(1,119,100)	(1,145,966)
Recoveries	19,281	664,489	683,770
Charge-offs, net of recoveries	(7,585)	(454,611)	(462,196)
ALLL, end of period	$581,095	$6,334,197	$6,915,292

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss expense / (benefit) on unfunded lending commitments	166	(14)	152
Reserve for unfunded lending commitments, end of period	77,875	7,859	85,734
Total ACL, end of period	$658,970	$6,342,056	$7,001,026

	Three Months Ended March 31, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense / (benefit)	(11,397)	240,871	229,474
Charge-offs	(16,169)	(881,036)	(897,205)
Recoveries	17,588	593,964	611,552
Charge-offs, net of recoveries	1,419	(287,072)	(285,653)
ALLL, end of period	$557,331	$5,847,900	$6,405,231

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(10,882)	(1,783)	(12,665)
Reserve for unfunded lending commitments, end of period	80,309	11,120	91,429
Total ACL, end of period	$637,640	$5,859,020	$6,496,660

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed a deterioration in key variables in the fourth quarter of 2022, including an expected increase in unemployment rates (which is a key driver to losses) and a decline in the GDP growth rate. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at March 31, 2023 that the unemployment rate is expected to be approximately 5%, in line with our previous estimate of 5% at December 31, 2022. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at March 31, 2023 to be approximately 201 at the end of 2023 compared to our estimate at December 31, 2022 of approximately 183 for that period. While the economy saw significant recovery in 2022, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation, rising interest rates, and implication of current banking events, which are slowing the economy.

The Company's ACL was $7.0 billion at March 31, 2023, including an increase of $135.3 million from December 31, 2022 in the ALLL. The increase in the ACL is primarily driven by a deterioration in the macroeconomic outlook, portfolio risk characteristics and higher loan volume in personal unsecured lending portfolios. The ACL for the consumer segment increased by $116.4 million, and ACL for the commercial segment increased $19.0 million for the period ended March 31, 2023 compared to December 31, 2022.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are either non-accrual with related expected credit loss or non-accrual without related expected credit loss disaggregated by class of financing receivables and other non-performing assets is as follows at the dates indicated:

	Non-accrual loans as of:(1)		Non-accrual loans with no allowance
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Non-accrual loans:
Commercial:
CRE	$50,207	$62,093	$7,653	$19,694
C&I	91,520	94,299	8,004	11,257
Multifamily	1,805	18,476	—	18,214
Other commercial	5,707	5,180	—	674
Total commercial loans	149,239	180,048	15,657	49,839
Consumer:
Residential mortgages	68,166	75,666	6,811	30,337
Home equity loans and lines of credit	85,674	82,664	17,950	37,755
RICs and auto loans	1,467,594	1,986,748	154,038	179,319
Personal unsecured loans	11,360	10,397	—	—
Other consumer	5,955	5,332	79	129
Total consumer loans	1,638,749	2,160,807	178,878	247,540
Total non-accrual loans	1,787,988	2,340,855	194,535	297,379

OREO	4,400	4,437	—	—
Repossessed vehicles	287,451	229,531	—	—
Foreclosed and other repossessed assets	1,075	1,128	—	—
Total OREO and other repossessed assets	292,926	235,096	—	—
Total non-performing assets	$2,080,914	$2,575,951	$194,535	$297,379
(1) Interest income recognized on nonaccrual loans was $49.1 million and $37.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	March 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$12,032	$3,113	$15,145	$8,260,132	$8,275,277	$—
C&I(1)	73,222	21,404	94,626	15,558,087	15,652,713	—
Multifamily	36,570	—	36,570	10,724,888	10,761,458	—
Other commercial	42,507	2,852	45,359	7,630,492	7,675,851	2
Consumer:
Residential mortgages(3)	62,142	61,302	123,444	5,000,979	5,124,423	—
Home equity loans and lines of credit	27,504	69,058	96,562	2,729,637	2,826,199	—
RICs and auto loans	3,613,135	276,571	3,889,706	40,258,197	44,147,903	—
Personal unsecured loans	50,863	21,277	72,140	4,339,161	4,411,301	4,588
Other consumer	2,793	313	3,106	80,012	83,118	—
Total	$3,920,768	$455,890	$4,376,658	$94,581,585	$98,958,243	$4,590
(1) C&I loans includes $187.8 million of LHFS at March 31, 2023.
(2) CRE loans includes $10.8 million of LHFS at March 31, 2023.
(3) Residential mortgages includes $546 thousand of LHFS at March 31, 2023.

As of:	December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE(2)	$6,971	$3,972	$10,943	$7,971,986	$7,982,929	$—
C&I (1)	48,763	21,884	70,647	14,827,803	14,898,450	—
Multifamily	21,423	—	21,423	9,608,000	9,629,423	—
Other commercial	34,071	2,506	36,577	7,945,530	7,982,107	—
Consumer:
Residential mortgages(3)	76,167	68,237	144,404	5,059,007	5,203,411	—
Home equity loans and lines of credit	37,192	64,107	101,299	2,901,505	3,002,804	—
RICs and auto loans	4,581,952	345,316	4,927,268	39,649,918	44,577,186	—
Personal unsecured loans	42,691	18,620	61,311	4,007,537	4,068,848	3,719
Other consumer	3,752	386	4,138	88,588	92,726	—
Total	$4,852,982	$525,028	$5,378,010	$92,059,874	$97,437,884	$3,719
(1)C&I loans included $87.4 million of LHFS at December 31, 2022.
(2)CRE loans includes $11.6 million of LHFS at December 31, 2022.
(3) Residential mortgages included $549 thousand of LHFS at December 31, 2022.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2023	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2023(1)	2022	2021	2020	2019	Prior	Total (3)
CRE
Pass	$114,247	$1,238,930	$1,731,563	$1,523,204	$734,610	$1,731,974	$7,074,528
Special mention	—	91,673	154,393	30,424	367,640	147,187	791,317
Substandard	—	—	49,073	47,759	89,418	223,182	409,432
Total CRE	$114,247	$1,330,603	$1,935,029	$1,601,387	$1,191,668	$2,102,343	$8,275,277
Current period gross write-offs - CRE	$—	$—	$—	$—	$8,992	$193	$9,185
C&I
Pass	$242,327	$4,532,645	$2,264,458	$2,042,535	$1,303,064	$3,358,059	$13,743,088
Special mention	—	108,521	5,574	48,363	42,059	105,782	310,299
Substandard	—	6,627	136,971	23,732	16,740	262,565	446,635
N/A	95,272	568,286	286,563	113,899	73,087	15,584	1,152,691
Total C&I	$337,599	$5,216,079	$2,693,566	$2,228,529	$1,434,950	$3,741,990	$15,652,713
Current period gross write-offs - C&I	$—	$5,497	$3,396	$1,894	$2,071	$4,823	$17,681
Multifamily
Pass	$1,105,050	$3,368,250	$1,465,342	$912,315	$1,504,788	$1,482,137	$9,837,882
Special mention	—	—	119,770	25,418	91,678	212,122	448,988
Substandard	—	19,770	15,177	64,221	113,701	261,719	474,588
Total multifamily	$1,105,050	$3,388,020	$1,600,289	$1,001,954	$1,710,167	$1,955,978	$10,761,458
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$—	$—
Remaining commercial
Pass	$1,189,974	$2,324,848	$1,690,333	$885,063	$492,046	$1,083,643	$7,665,907
Special mention	—	272	868	—	—	—	1,140
Substandard	—	962	1,153	914	1,458	4,317	8,804
Total remaining commercial	$1,189,974	$2,326,082	$1,692,354	$885,977	$493,504	$1,087,960	$7,675,851
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$—	$—
Total commercial loans
Pass	$2,651,598	$11,464,673	$7,151,696	$5,363,117	$4,034,508	$7,655,813	$38,321,405
Special mention	—	200,466	280,605	104,205	501,377	465,091	1,551,744
Substandard	—	27,359	202,374	136,626	221,317	751,783	1,339,459
N/A	95,272	568,286	286,563	113,899	73,087	15,584	1,152,691
Total commercial loans	$2,746,870	$12,260,784	$7,921,238	$5,717,847	$4,830,289	$8,888,271	$42,365,299
Current period gross write-offs - Total commercial	$—	$5,497	$3,396	$1,894	$11,063	$5,016	$26,866
(1)Loans originated during the three months ended March 31, 2023.
(2)Includes $198.6 million of LHFS at March 31, 2023.
(3)Includes $167.5 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of March 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$322,529	$1,177,521	$668,861	$333,136	$202,212	$151,205	$2,855,464	6.5%
<600	1,540,572	5,841,078	3,978,232	1,857,632	1,229,531	928,483	15,375,528	34.8%
600-639	931,654	3,480,464	1,904,042	769,368	491,514	293,605	7,870,647	17.8%
>=640	1,702,757	7,463,060	5,059,091	2,203,165	1,233,670	384,521	18,046,264	40.9%
Total	$4,497,512	$17,962,123	$11,610,226	$5,163,301	$3,156,927	$1,757,814	$44,147,903	100.0%
Current Period gross write-offs - RICs and auto loans	$284	$483,867	$320,278	$116,234	$77,078	$64,031	$1,061,772
(1)    Loans originated during the three months ended March 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$1,390,093	$773,434	$385,534	$236,876	$120,243	$81,560	$2,987,740	6.7%
<600	6,427,169	4,479,653	2,120,477	1,418,891	757,190	399,144	15,602,524	35.0%
600-639	3,801,538	2,142,540	878,099	570,636	264,720	102,409	7,759,942	17.4%
>=640	8,192,528	5,633,422	2,497,563	1,445,413	356,267	101,787	18,226,980	40.9%
Total	$19,811,328	$13,029,049	$5,881,673	$3,671,816	$1,498,420	$684,900	$44,577,186	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of March 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$6,861	$—	$—	$—	$—	$58	$6,919	0.2%
<600	—	7	16	21	7	1,463	1,514	—%
600-639	7,792	16,628	1,552	547	645	4,180	31,344	0.7%
>=640	836,172	2,380,289	918,593	76,598	31,969	127,903	4,371,524	99.1%
Total	$850,825	$2,396,924	$920,161	$77,166	$32,621	$133,604	$4,411,301	100.0%
Current Period gross write-offs - Personal unsecured loans	$2	$26,422	$19,311	$1,149	$558	$1,567	$49,009
(1)    Loans originated during the three months ended March 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2022	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$9,044	$—	$—	$—	$—	$73	$9,117	0.2%
<600	33	8	22	19	43	1,605	1,730	—%
600-639	18,430	1,745	629	790	383	4,164	26,141	0.6%
>=640	2,663,981	1,085,026	93,544	38,661	41,062	109,586	4,031,860	99.2%
Total	$2,691,488	$1,086,779	$94,195	$39,470	$41,488	$115,428	$4,068,848	100.0%
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2023	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2023(1)	2022	2021	2020	2019	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,504	$2,504	$—
<= 70%	—	160,283	998,918	905,565	623,837	2,147,057	4,835,660	—
70.01% - 110%	—	119,824	132,630	19,780	919	12,178	285,331	—
Greater than 110%	—	—	—	—	—	383	383	—
Total residential mortgages	$—	$280,107	$1,131,548	$925,345	$624,756	$2,162,122	$5,123,878	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$3,830	$3,830	$—
<600	—	5,126	15,119	10,932	27,813	109,641	168,631	—
600-679	—	27,455	40,001	38,811	55,961	218,047	380,275	—
680-759	—	75,452	284,974	223,987	168,145	586,802	1,339,360	—
>=760	—	172,074	791,454	651,615	372,837	1,243,802	3,231,782	—
Total residential mortgages	$—	$280,107	$1,131,548	$925,345	$624,756	$2,162,122	$5,123,878	$—
Current Period gross write-offs - Residential Mortgages	$—	$—	$—	$—	$17	$20	$37

Home equity
LTV Ratios
No LTV available (2)	$—	$1,811	$3,078	$3,091	$3,672	$61,929	$73,581	$47,105
<= 70%	—	39,365	174,544	200,114	251,231	2,031,540	2,696,794	2,616,754
70.01% - 110%	—	10,683	15,376	384	37	25,657	52,137	50,017
Greater than 110%	—	1,077	334	—	—	2,277	3,688	3,688
Total home equity	$—	$52,936	$193,332	$203,589	$254,940	$2,121,403	$2,826,200	$2,717,564

FICO Scores
No FICO score available	$—	$731	$2,669	$2,811	$3,520	$59,099	$68,830	$42,366
<600	—	322	1,435	2,233	5,890	131,628	141,508	125,011
600-679	—	2,327	10,443	10,540	22,443	267,040	312,793	292,586
680-759	—	17,145	61,366	68,292	78,729	682,633	908,165	889,374
>=760	—	32,411	117,419	119,713	144,358	981,003	1,394,904	1,368,227
Total home equity	$—	$52,936	$193,332	$203,589	$254,940	$2,121,403	$2,826,200	$2,717,564
Current Period gross write-offs - Home Equity	$—	$—	$—	$—	$3	$218	$221
(1) Loans originated during the three months ended March 31, 2023. The Company ceased origination of new residential mortgage and home equity loans in 2022.
(2) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2022	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2022(1)	2021	2020	2019	2018	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$3,643	$—	$—	$—	$—	$2,452	$6,095	$—
<= 70%	152,701	1,002,042	909,631	632,589	301,007	1,894,872	4,892,842	—
70.01% - 110%	124,348	138,416	26,284	1,109	133	12,117	302,407	—
Greater than 110%	—	—	—	—	—	1,518	1,518	—
Total residential mortgages	$280,692	$1,140,458	$935,915	$633,698	$301,140	$1,910,959	$5,202,862	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$3,797	$3,797	$—
<600	4,142	11,386	10,011	26,269	19,036	99,192	170,036	—
600-679	31,150	38,784	39,880	55,183	34,099	187,788	386,884	—
680-759	78,838	270,703	234,685	180,914	104,859	516,661	1,386,660	—
>=760	166,562	819,585	651,339	371,332	143,146	1,103,521	3,255,485	—
Total residential mortgages	$280,692	$1,140,458	$935,915	$633,698	$301,140	$1,910,959	$5,202,862	$—

Home equity
LTV Ratios
No LTV available (2)	$1,732	$2,761	$3,097	$3,501	$4,620	$58,329	$74,040	$46,632
<= 70%	40,187	181,790	210,585	266,668	342,939	1,826,910	2,869,079	2,786,266
70.01% - 110%	10,626	16,561	490	73	24	27,879	55,653	53,482
Greater than 110%	1,066	667	—	—	—	2,299	4,032	4,032
Total home equity	$53,611	$201,779	$214,172	$270,242	$347,583	$1,915,417	$3,002,804	$2,890,412

FICO Scores
No FICO score available	$686	$2,582	$2,764	$3,458	$4,497	$55,902	$69,889	$42,490
<600	150	1,900	2,384	5,037	14,119	118,276	141,866	123,744
600-679	1,715	7,591	11,629	22,646	34,051	244,795	322,427	302,644
680-759	17,796	68,756	69,834	85,248	112,138	612,141	965,913	942,837
>=760	33,264	120,950	127,561	153,853	182,778	884,303	1,502,709	1,478,697
Total home equity	$53,611	$201,779	$214,172	$270,242	$347,583	$1,915,417	$3,002,804	$2,890,412
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
(4) Excludes LHFS.

During the three months ended March 31, 2023, the Company reported $8.1 million in gross charge-offs related to other consumer portfolios.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan Modifications

Occasionally the Company modifies loans to customers in financial difficulty by providing term extensions, payment deferrals, and interest rate reductions. When a loan is modified, the related unamortized net fees and costs and any prepayment penalties are carried forward and any fees received and direct loan origination costs associated with the refinancing or restructuring are deferred. Additionally, the EIR is recalculated based upon the amortized cost basis of the modified loan and its revised contractual cash flows. If the modification results in a new loan, unamortized fees and costs from the original loan are recognized into income.

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions and interest rate reductions. Commercial loan modifications are generally restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically 12 months for monthly payment schedules).

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

For RICs and auto loans, the Company at times offers deferrals under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. We limit the frequency of each new deferral that may be granted to one deferral after completion of at least eight payments from origination and eight payments between each extension. The maximum number of months extended for the life of the loan for all automobile RICs is eight for non-natural disaster extensions and twelve for natural disaster extensions. Some marine and RV contracts also have a maximum of twelve months extension to reflect their longer terms. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. Some auto loan modifications include a reduction of the interest rate and may include an extension of term to eligible borrowers at risk of default and repossession of the financed vehicle.

When estimating the ACL, the Company uses a statistical methodology based on an expected credit loss approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses. This methodology generally does not change when loans are modified. However, the Company monitors credit quality indicators and delinquency, and adjusts the allowance as those factors change. The Company generally uses a DCF approach for large impaired commercial loans. For all collateral-dependent loans, the Company measures the ACL as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. Refer to Note 1 of our Annual Report on Form 10-K for 2022 for more information on the ACL.

The following table shows the amortized cost basis at the end of the reporting period for loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification granted. Short-term modifications (three months or less) are not included in these tables.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Payment Deferral Only
	Three-months ended
	March 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable

Commercial
CRE	$190	—%
C&I	1,926	0.01%
Consumer:
RICs and auto loans	240,897	0.56%
Total	$243,013	0.25%

	All Other Modifications
	Three-months ended
	March 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable

Commercial
C&I	$798	0.01%
Consumer:
Home equity loans and lines of credit	653	0.02%
RICs and auto loans	193,357	0.44%
Total	$194,808	0.20%

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
Provide payment deferrals to borrowers through our deferral program, which allows a customer to defer payments for a maximum of up to eight months over the life of the loan. The deferred payments are added to the end of the original loan term.

Commercial loans	Payment deferral	Provide payment deferrals to commercial borrowers through our deferral program. The deferred payments are added to the end of the original loan term.
Consumer secured by real estate	All other modification types
Provide modifications consisting of a combination of term extension, interest rate reduction, and/or deferment of principal on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.

RICs and auto loans	All other modification types	Provides reduction in interest rate and maturity date extension of up to 36 months beyond current maturity date resulting in reduction to monthly payment.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the current period:

	Amortized Cost
	As of March 31, 2023
(dollars in thousands)	Current	30-89 DPD	90+ DPD

Commercial
CRE	$190	$—	$—
C&I	2,452	272	—
Consumer:
Home equity loans and lines of credit	631	22	—
RICs and auto loans	395,337	38,570	347
Total	$398,610	$38,864	$347

Payment Defaults Which Have Had a Prior Modification

A modification is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modification is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Refer to Note 1 of our Annual Report on Form 10-K for 2022 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the period before default due to the borrower's financial difficulty:

	Amortized Cost
	Three-months ended
	March 31, 2023
	Payment deferral	All other modification types

Consumer:
RICs and auto loans	313	494
Total	$313	$494

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

Prior to the adoption of ASU 2022-02 (as discussed in Note 1), the Company followed the TDR guidance effective at the time. The following table summarizes the Company’s performing and non-performing TDRs at the date indicated:

(in thousands)	December 31, 2022

Performing	$2,694,007
Non-performing	478,431
Total (1)	$3,172,438
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for period indicated:

	Three Months Ended March 31, 2022
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

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. The following table details period-end amortized cost balances of TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the period presented.

	Three Months Ended March 31,
	2022
(dollars in thousands)	Number of Contracts	Recorded Investment(1)
Consumer:
Residential mortgages	74	$26,561
Home equity loans and lines of credit	29	4,401
RICs and auto loans	1,809	33,049
Personal unsecured loans	9	92
Other consumer	2	57
Total	1,923	$64,160
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Leased vehicles	$18,165,292	$18,241,836
Less: accumulated depreciation	(3,742,792)	(3,699,350)
Depreciated net capitalized cost	$14,422,500	$14,542,486
Manufacturer subvention payments, net of accretion	(466,911)	(447,009)
Origination fees and other costs	201,125	170,435
Leased vehicles, net	$14,156,714	$14,265,912

Commercial equipment vehicles and aircraft, gross	$1,195	$2,221
Less: accumulated depreciation	(593)	(1,022)
Commercial equipment vehicles and aircraft, net	$602	$1,199
Total operating lease assets, net	$14,157,316	$14,267,111

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2023 (in thousands):

2023	$1,714,784
2024	1,418,193
2025	616,731
2026	84,145
2027	146
Thereafter	—
Total	$3,833,999

During the three months ended March 31, 2023 and 2022, the Company recognized $22.4 million and $26.0 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at December 31, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$2,767,732
Deferred tax acquisition adjustment	—	—	—	—	(1,067)	(1,067)
Goodwill at March 31, 2023	$1,238,676	$159,026	$52,198	$1,015,131	$301,634	$2,766,665
During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. There were no other additions, re-allocations, impairments, or disposals of goodwill.

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	March 31, 2023		December 31, 2022
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$254,583	$(215,417)	$260,458	$(209,542)
Stellantis relationship	8,483	(130,267)	10,261	(128,489)
Other intangibles	53,123	(61,281)	55,914	(66,695)
Total intangibles subject to amortization	$316,189	$(406,965)	$326,633	$(404,726)

At March 31, 2023 and December 31, 2022, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $10.4 million and $11.3 million for the three months ended March 31, 2023 and 2022, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2023	$39,110	$10,446	$28,664
2024	37,954	—	37,954
2025	34,693	—	34,693
2026	32,496	—	32,496
2027	28,650	—	28,650
Thereafter	153,732	—	153,732

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	March 31, 2023	December 31, 2022
Operating lease ROU assets	$508,286	$532,667
Deferred tax assets	219,380	221,602
Accrued interest receivable	728,150	685,229
Derivative assets at fair value	1,118,887	1,390,218
Other real estate owned and other repossessed assets	292,926	235,096
Equity method investments	277,338	265,392
MSRs	102,310	107,383
Income tax receivables	63,405	400,063
Prepaid expense	474,792	223,815
Miscellaneous assets and receivables	996,228	684,985
Total Other assets	$4,781,702	$4,746,450

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

For the three months ended March 31, 2023 and 2022, operating lease expenses were $43.0 million and $31.3 million, respectively. Sublease income was $1.0 million and $1.0 million respectively, for the three months ended March 31, 2023 and 2022. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2023	Total Operating leases
(in thousands)
2023	$111,159
2024	136,805
2025	114,573
2026	84,164
2027	71,551
Thereafter	120,807
Total lease liabilities	$639,059
Less: Interest	(51,999)
Present value of lease liabilities	$587,060

Supplemental Balance Sheet Information	March 31, 2023	December 31, 2022
Operating lease ROU assets	$508,286	$532,667
Other liabilities	$587,060	$607,432
Weighted-average remaining lease term (years)	5.8	6.0
Weighted-average discount rate	3.0%	3.0%

	Three-Months Ended March 31,
Other Information	2023	2022
	(in thousands)
Operating cash flows from operating leases(1)	$(38,391)	$(35,990)
Leased assets obtained in exchange for new operating lease liabilities	$14,257	$1,768
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Assets
Restricted cash	$970,161	$923,485
LHFI	26,174,585	27,138,450
Operating lease assets, net (1)	14,157,316	14,267,111
Various other assets	692,030	716,707
Total Assets	$41,994,092	$43,045,753
Liabilities
Notes payable	$29,536,990	$31,582,685
Various other liabilities	128,474	137,989
Total Liabilities	$29,665,464	$31,720,674
(1) As noted above, all leased vehicles are originated through a titling trust. At March 31, 2023 and December 31, 2022, $5.8 billion and $4.8 billion of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of March 31, 2023 and December 31, 2022, the Company was servicing $30.8 billion and $31.9 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Assets securitized	$1,382,583	$5,160,287

Net proceeds from new securitizations (1)	$792,050	$4,049,721
Net proceeds on retained bonds	255,669	384,376
Cash received for servicing fees (2)	240,381	237,593
Net distributions from Trusts (2)	572,348	1,114,363
Total cash received from Trusts	$1,860,448	$5,786,053
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three months ended March 31, 2023, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the three months ended March 31, 2022, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Related party SPAIN securitizations	$145,372	$200,320
Third-party SCART serviced securitizations	959,904	1,088,580
Total serviced for other portfolio	$1,105,276	$1,288,900

Other than repurchases of sold assets due to standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at March 31, 2023 was $45.9 million and $2.5 million of debt and equity investments, respectively, compared to $52.0 million and $2.0 million at December 31, 2022. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash received for servicing fees	$2,060	$5,940
Total cash received from Trusts	$2,060	$5,940
(1) Represents the UPB at the time of original securitization.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,712,256	16.0%	$12,950,737	16.4%
Non-interest-bearing demand deposits	17,855,523	22.5%	18,082,061	22.9%
Savings	5,129,921	6.5%	5,282,259	6.7%
Customer repurchase accounts	333,955	0.4%	338,421	0.4%
Money market	27,513,376	34.7%	29,369,827	37.0%
CDs	15,749,828	19.9%	13,105,236	16.6%
Total deposits (1)	$79,294,859	100.0%	$79,128,541	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $6.5 billion and $5.9 billion at March 31, 2023 and December 31, 2022, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $2.7 billion and $2.7 billion at March 31, 2023 and December 31, 2022, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $152.8 million and $150.0 million at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company had $3.6 billion and $2.9 billion, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2023 were $45.9 billion, compared to $43.6 billion at December 31, 2022. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the three months ended March 31, 2023, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.50% Fixed-to-Floating Rate Senior Notes due March 2029. Additionally, the Bank issued $131.6 million of credit-linked notes due February 2052. The notes contain a financial guarantee on a reference pool of mortgage loans owned by the Company. The Company also completed an on-balance sheet securitization transaction of $1.0 billion on its SDART platform, of which it retained approximately $238.0 million.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the three months ended March 31, 2023, the Company paid approximately $52.0 million to purchase some of its debt related to on-balance sheet securitizations, resulting in a gain of $2.1 million which is reported as other miscellaneous income within miscellaneous income, net.

Subsequent to March 31, 2023, in April 2023, The Company issued $1.1 billion of amortizing notes on its SCARF platform.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.88% senior notes due January 2024 (1)	$750,000	2.88%	$750,000	2.88%
3.50% senior notes due June 2024	998,812	3.50%	998,567	3.60%
3.45% senior notes due June 2025	997,429	3.45%	997,135	3.58%
4.26% senior notes due June 2025	499,025	4.43%	498,826	4.36%
4.50% senior notes due July 2025	1,098,447	4.50%	1,098,287	4.56%
Senior notes due April 2026 (2)	433,409	5.47%	433,396	3.63%
5.81% senior notes due September 2026	498,915	6.00%	498,697	5.90%
3.24% senior notes due October 2026	926,188	3.24%	924,692	3.97%
4.40% senior notes due July 2027	1,049,611	4.40%	1,049,601	4.40%
2.49% senior notes due January 2028	996,846	2.56%	996,691	2.56%
6.50% senior notes due March 2029	996,510	7.33%	—	—%
2.88% subordinate notes due November 2031(1)	500,000	2.88%	500,000	2.88%
7.18% subordinate notes due December 2032(1)	500,000	7.18%	500,000	7.18%
Total Parent Company borrowings	10,245,192		9,245,892
Subsidiaries
Short-term borrowing due within one year, maturing April 2023	$86,043	2.00%	$—	—%
Short-term borrowing due within one year, maturing January 2023	—	—%	234,581	3.05%
FHLB advances, maturing through March 2027	7,525,000	4.93%	4,000,000	4.65%
Credit-linked notes due December 2031 (3)	148,943	2.95%	170,563	2.84%
Credit-linked notes due May 2032 (4)	337,914	6.64%	383,485	6.51%
Credit-linked notes due August 2032 (5)	291,908	8.14%	329,774	7.93%
Credit-linked notes due December 2032 (6)	347,263	9.38%	385,279	9.19%
Credit-linked notes due February 2052 (7)	126,789	11.08%	—	—%
Warehouse lines maturing through January 2025(8) (9)	4,720,878	5.36%	3,953,800	5.88%
Secured structured financings maturing through March 2031	22,090,025	0.48% -5.72%	24,884,899	0.48% - 5.72%
Total Subsidiary borrowings and other debt obligations	35,674,763		34,342,381
Total Parent Company and subsidiaries' borrowings and other debt obligations	$45,919,955		$43,588,273
(1) These notes are payable to SHUSA's parent company, Santander.
(2) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(3) Issued in December 2021 in the amount of $298 million. Notes are tied to the performance of a $2 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36 million.
(4) Issued in June 2022 in the amount of $521.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.
(5) Issued in September 2022 in the amount of $374.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63 million.
(6) Issued in December 2022 in the amount of $388.4 million. Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million
(7) Issued in February 2023 in the amount of $131.6 million. Notes are tied to the performance of a $2.5 billion original reference pool of SBNA Residential Mortgage loans. The contractual residual amount is $5.1 million
(8) Refer to further information on amounts committed, pledged, and restricted below.
(9) benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.

NOTE 9. BORROWINGS (continued)

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

In connection with certain of its credit linked notes, the Company is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of this transaction’s credit-linked notes. This is reported as restricted cash in the Condensed Consolidated Financial Statements.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $34.0 million from the FHLB of Pittsburgh at March 31, 2023 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	March 31, 2023
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due April 2024	$1,233,300	$1,250,000	5.21%	$1,732,420	$1
Warehouse line due July 2024	597,300	1,000,000	5.16%	717,952	1,650
Warehouse line due October 2024	146,000	500,000	6.24%	216,514	—
Warehouse line due November 2024	998,900	2,600,000	6.29%	1,345,223	64
Warehouse line due January 2025	489,300	500,000	5.30%	672,987	—
Warehouse line due January 2025	279,778	500,000	5.35%	385,724	5,392
Warehouse line due January 2025	976,300	1,000,000	4.63%	1,324,903	2,470
Total credit facilities	$4,720,878	$7,350,000	5.36%	$6,395,723	$9,577

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	March 31, 2023
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
Public securitizations maturing on various dates through March 2031(1)	$18,168,535	$47,042,885	0.48% - 5.72%	$26,803,708	$977,317
Privately issued amortizing notes maturing on various through February 2030 (3)	3,921,490	8,498,402	1.29% - 4.53%	5,919,863	10,695
Total secured structured financings	$22,090,025	$55,541,287	0.48% - 5.72%	$32,723,571	$988,012
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (Loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended March 31, 2023			December 31, 2022		March 31, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$120,728	$(34,858)	$85,870
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments(1)	3,856	(757)	3,099
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	124,584	(35,615)	88,969	$(515,664)	$88,969	$(426,695)

Change in unrealized (losses)/gains on investments in debt securities	25,602	(24,072)	1,530
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities (2)	36,960	(7,255)	29,705
Net unrealized (losses)/gains on investments in debt securities	62,562	(31,327)	31,235	(796,572)	31,235	(765,337)
Pension and post-retirement actuarial (loss)/gain(3)	655	(170)	485	(23,787)	485	(23,302)
As of March 31, 2023	$187,801	$(67,112)	$120,689	$(1,336,023)	$120,689	$(1,215,334)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three Months Ended March 31, 2022			December 31, 2021		March 31, 2022
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(341,828)	$89,514	$(252,314)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	7,446	(1,548)	5,898
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(334,382)	87,966	(246,416)	$(80,017)	$(246,416)	$(326,433)
Change in unrealized (losses)/gains on investments in debt securities	(466,764)	122,493	(344,271)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(13,955)	2,901	(11,054)
Net unrealized gains/(losses) on investments in debt securities	(480,719)	125,394	(355,325)	(79,905)	(355,325)	(435,230)
Pension and post-retirement actuarial gain / (loss)(3)	726	(166)	560	(28,188)	560	(27,628)
As of March 31, 2022	$(814,375)	$213,194	$(601,181)	$(188,110)	$(601,181)	$(789,291)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 of the Condensed Consolidated Financial Statements in the Company's Annual Report on Form 10-K for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Securities purchased under agreements to resell	$12,060,720	$10,064,717
Securities borrowed	3,418,136	2,359,362
Total	$15,478,856	$12,424,079

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$21,034,072	$15,382,819

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

	March 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$43,561,344	$(31,500,624)	$12,060,720
Securities borrowed	4,257,337	(839,201)	3,418,136
Total	$47,818,681	$(32,339,825)	$15,478,856

	March 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$52,534,696	$(31,500,624)	$21,034,072
Securities lending	839,201	(839,201)	—
Total	$53,373,897	$(32,339,825)	$21,034,072
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$32,015,292	$(21,950,575)	$10,064,717
Securities borrowed	2,359,362	—	2,359,362
Total	$34,374,654	$(21,950,575)	$12,424,079

	December 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$37,333,394	$(21,950,575)	$15,382,819
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	March 31, 2023
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$24,453,244	$10,350,790	$4,760,214	$12,970,448	$52,534,696
Securities lending	204,328	—	5,211	629,662	839,201
Total	$24,657,572	$10,350,790	$4,765,425	$13,600,110	$53,373,897

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	March 31, 2023			December 31, 2022
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements
U.S. Treasury	$31,617,704	$204,328	$31,822,032	$22,477,916
Residential agency MBS	18,668,634	634,873	19,303,507	13,223,958
Corporate and other securities	2,248,358	—	2,248,358	1,631,520
Total	$52,534,696	$839,201	$53,373,897	$37,333,394

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2023, derivatives in this category had a fair value of $47.0 thousand. The credit ratings of the Company and SBNA are currently considered investment grade. As of March 31, 2023, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2023 and December 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $12.0 million and $14.6 million, respectively. The Company had $5.5 million and $7.3 million in cash and securities collateral posted to cover those positions as of March 31, 2023 and December 31, 2022, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $3.1 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Debt securities AFS (Note 2)	$2,484,938	$2,500,000	$15,062	$39,199

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2023, the Company estimated that approximately $94.3 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2023
Fair value hedges:
Cross-currency swaps	$50,214	$325	$3,327	5.85%	8.37%	2.05
Interest rate swaps - debt securities AFS	4,650,000	23,083	13,643	2.23%	3.37%	3.79
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$598,000	$288	$1,014	4.87%	3.98%	3.1
Pay variable - receive fixed interest rate swaps	12,975,000	2,426	564,509	1.39%	3.69%	1.62
Interest rate floor	800,000	—	—	—%	—%	0.66
Total	$19,073,214	$26,122	$582,493	1.66%	3.48%	2.16

December 31, 2022
Fair value hedges:
Cross-currency swaps	$50,214	$534	$905	5.28%	8.37%	2.19
Interest rate swaps - debt securities AFS	2,500,000	43,814	4,615	3.66%	1.85%	2.74
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$250,000	$1,361	$—	4.30%	3.92%	3.00
Pay variable - receive fixed interest rate swaps	13,075,000	1,315	685,733	1.35%	3.56%	1.80
Interest rate floor	800,000	1	—	—%	—%	0.91
Total	$16,675,214	$47,025	$691,253	1.69%	3.16%	1.92

During 2018, 2019, and 2020, the Company entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge against variable rate debt and had maturity dates ranging from two to five years. In 2021, the Company de-designated the hedge relationships and terminated the swaps, resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $3.9 million previously recorded in AOCI into interest expense during the three-month period ended March 31, 2023.

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Mortgage banking derivatives:
Mortgage servicing interest rate swaps	$682,000	$682,000	$15,073	$19,479	$30,716	$38,408

Customer-related derivatives:
Swaps receive fixed	14,316,449	14,372,637	18,161	4,111	741,108	939,118
Swaps pay fixed	14,368,817	14,465,930	770,094	970,795	20,668	8,687
Other	7,594,869	7,394,081	84,891	91,724	80,948	89,139
Total customer-related derivatives	36,280,135	36,232,648	873,146	1,066,630	842,724	1,036,944

Other derivative activities:
Foreign exchange contracts	7,546,400	6,552,782	65,275	69,423	68,737	70,583
Interest rate swap agreements	4,125,100	1,100,100	—	4,454	3,588	—
Interest rate cap agreements	3,010,990	3,071,578	129,534	143,197	—	—
Options for interest rate cap agreements	3,010,990	3,071,578	—	—	129,534	143,197
Other	37,343,457	43,519,111	70,832	61,736	147,870	65,614
Total	$91,999,072	$94,229,797	$1,153,860	$1,364,919	$1,223,169	$1,354,746

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three-Months Ended March 31,
	Line Item	2023	2022

Fair value hedges:
Cross-currency swaps	Net interest income	$(830)	$(367)
Interest rate swaps	Net interest income	5,400	7,088
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	(3,468)	(7,275)
Pay variable receive-fixed interest rate swap	Interest income on loans	(101,917)	23,251
Interest rate floors	Interest income on loans	(436)	67
Other derivative activities:
Mortgage Banking derivatives	Miscellaneous income, net	2,383	(18,823)
Customer-related derivatives	Miscellaneous income, net	17,057	4,525
Foreign exchange	Miscellaneous income, net	(10,281)	1,962
Interest rate swaps, caps, and options	Miscellaneous income, net	(694)	(22)
Other	Miscellaneous income, net	(57,558)	371
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $85.9 million, and losses $252.3 million, net of tax, for the three months ended March 31, 2023, and 2022, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $3.1 million and $5.9 million, net of tax, for the three months ended March 31, 2023, and 2022, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
March 31, 2023
Fair value hedges	$23,408	$—	$23,408	$(2,323)	$21,085
Cash flow hedges	2,714	—	2,714	—	2,714
Other derivative activities(1)	1,153,860	(61,095)	1,092,765	(184,114)	908,651
Total Derivative Assets	$1,179,982	$(61,095)	$1,118,887	$(186,437)	$932,450

December 31, 2022
Fair value hedges	$44,348	$—	$44,348	$—	$44,348
Cash flow hedges	2,677	—	2,677	—	2,677
Other derivative activities(1)	1,364,919	(21,726)	1,343,193	(259,734)	1,083,459
Total Derivative Assets	$1,411,944	$(21,726)	$1,390,218	$(259,734)	$1,130,484
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
March 31, 2023
Fair value hedges	$16,970	$—	$16,970	$—	$16,970
Cash flow hedges	565,523	—	565,523	(211,552)	353,971
Other derivative activities(1)	1,223,169	(61,045)	1,162,124	(144,021)	1,018,103
Total Derivative Liabilities	$1,805,662	$(61,045)	$1,744,617	$(355,573)	$1,389,044

December 31, 2022
Fair value hedges	$5,520	$—	$5,520		$5,520
Cash flow hedges	685,733	—	685,733	$(302,935)	382,798
Other derivative activities(1)	1,354,746	(21,726)	1,333,020	(149,381)	1,183,639
Total Derivative Liabilities	$2,045,999	$(21,726)	$2,024,273	$(452,316)	$1,571,957
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Financial assets:
U.S. Treasury securities	$23,859	$—	$—	$23,859	$218,439	$—	$—	$218,439
Corporate debt	—	336,783	—	336,783	—	370,491	—	370,491
ABS	—	504,411	—	504,411	—	504,018	—	504,018
MBS	—	5,867,317	—	5,867,317	—	5,937,271	—	5,937,271
Investment in debt securities AFS(2)	23,859	6,708,511	—	6,732,370	218,439	6,811,780	—	7,030,219
Trading securities	2,169,929	6,274,392	2,583	8,446,904	1,229,279	4,634,676	369	5,864,324
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	2,977,375	—	2,977,375	—	234,169	—	234,169
RICs HFI(3)	—	—	18,824	18,824	—	—	20,924	20,924
LHFS (1)(4)	—	545	—	545	—	549	—	549
MSRs	—	—	102,310	102,310	—	—	107,383	107,383
Other assets - derivatives (2)	9,696	1,109,132	59	1,118,887	602	1,389,593	22	1,390,217
Total financial assets (5)	$2,203,484	$17,069,955	$123,776	$19,397,215	$1,448,320	$13,070,767	$128,698	$14,647,785
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	—	2,613,792	—	2,613,792	—	245,149	—	245,149
Trading liabilities	3,901,151	376,086	227	4,277,464	2,557,495	313,920	230	2,871,645
Other liabilities - derivatives (2)	9,231	1,732,948	2,438	1,744,617	448	2,021,593	2,232	2,024,273
Total financial liabilities	$3,910,382	$4,722,826	$2,665	$8,635,873	$2,557,943	$2,580,662	$2,462	$5,141,067
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
(4) Residential mortgage loans.
(5) Approximately $123.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.6% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

LHFI

For certain RICs reported in LHFI, net, the Company has elected the FVO. The estimated fair value of all RICs HFI is estimated using a DCF model and is classified as Level 3.

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2023 and December 31, 2022, the balance of these loans serviced for others accounted for at fair value was $9.0 billion and $9.2 billion, respectively. Changes in fair value are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.0 million and $5.9 million, respectively, at March 31, 2023.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.8 million and $7.4 million, respectively, at March 31, 2023.

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

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$20,924	$107,383	$(2,210)	$139	$126,236	$33,529	$79,107	$526	$—	$113,162
Losses in OCI	—	—	—	—	—	—	—	—	—	—
Gains/(losses) in earnings	—	(2,539)	(169)	(2)	(2,710)	—	22,765	(1,914)	—	20,851
Additions/Issuances	—	—	—	—	—	—	2,520	—	—	2,520
Transfer from Level 2(2)	—	—	—	2,219	2,219	—	—	—		—
Settlements(1)	(2,100)	(2,534)	—	—	(4,634)	(4,044)	(4,875)	—	—	(8,919)
Balances, end of period	$18,824	$102,310	$(2,379)	$2,356	$121,111	$29,485	$99,517	$(1,388)	$—	$127,614
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$(2,539)	$(169)	$(2)	$(2,710)	$—	$22,765	$1,043	$—	$23,808
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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Impaired commercial LHFI	$—	$29,109	$15,630	$44,739	$—	$33,133	$51,794	$84,927
Foreclosed assets	—	4,029	—	4,029	—	4,108	—	4,108
Vehicle inventory	—	302,281	—	302,281	—	246,970	—	246,970
LHFS	—	—	198,619	198,619	—	—	99,006	99,006
Auto loans impaired due to bankruptcy	—	190,733	—	190,733	—	212,866	—	212,866
Goodwill	—	—	2,766,665	2,766,665	—	—	2,767,732	2,767,732

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

The Company had LHFS portfolios of $198.6 million and $99.0 million at March 31, 2023 and December 31, 2022 that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three-Months Ended March 31,
(in thousands)	Statement of Operations Location	2023	2022
Impaired LHFI	Credit loss expense / (benefit) (1)	$(3,250)	$10,675
Foreclosed assets	Miscellaneous income, net (1)	(8)	—
LHFS	Miscellaneous income	(3,769)	—
Auto loans impaired due to bankruptcy	Credit loss expense	(3,371)	—
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at March 31, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$102,310	DCF	CPR (1)	0.00% - 92.13% (7.63%)
			Discount rate (2)	9.54%
(1)    Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(2)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(3) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2022 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
MSRs	$107,383	DCF	CPR (2)	0.00% - 100.00% (7.56%)
			Discount rate (3)	9.54%
(1), (2), (3) - See corresponding footnotes to the March 31, 2023 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	March 31, 2023					December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,635,612	$12,635,612	$12,635,612	$—	$—	$10,218,066	$10,218,066	$10,218,066	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	15,478,856	15,459,713	—	15,459,713	—	12,424,079	12,399,815	—	12,399,815	—
Investments in debt securities AFS	6,732,370	6,732,370	23,859	6,708,511	—	7,030,219	7,030,219	218,439	6,811,780	—
Investments in debt securities HTM	9,435,253	8,196,812	—	8,196,812	—	9,549,218	8,273,285	—	8,273,285	—
Trading securities and other investments(2)	8,746,904	8,748,690	2,169,929	6,576,178	2,583	5,864,324	5,864,324	1,229,279	4,634,676	369
LHFI, net	91,843,787	93,982,364	—	29,109	93,953,255	90,558,330	92,466,522	—	33,133	92,433,389
LHFS	199,164	199,164	—	545	198,619	99,555	99,555	—	549	99,006
Restricted cash	6,328,571	6,328,571	6,328,571	—	—	6,346,248	6,346,248	6,346,248	—	—
MSRs	102,310	102,310	—	—	102,310	107,383	107,383	—	—	107,383
Derivatives	1,118,887	1,118,887	9,696	1,109,132	59	1,390,217	1,390,217	602	1,389,593	22

Financial liabilities:
Deposits (1)	15,749,828	15,780,142	—	15,780,142	—	13,105,236	13,095,685	—	13,095,685	—
Federal funds purchased and securities loaned or sold under repurchase agreements	21,034,072	21,044,630	—	21,044,630	—	15,382,819	15,406,457	—	15,406,457	—
Trading liabilities	4,277,464	4,277,464	3,901,151	376,086	227	2,871,645	2,871,645	2,557,495	313,920	230
Borrowings and other debt obligations	45,919,955	45,395,481	—	35,717,568	9,677,913	43,588,273	42,837,678	—	34,092,868	8,744,810
Derivatives	1,744,617	1,744,617	9,231	1,732,948	2,438	2,024,273	2,024,273	448	2,021,593	2,232
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

NOTE 13. FAIR VALUE (continued)

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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At March 31, 2023, the fair value of the underlying collateral was $54.9 billion before netting of $32.3 billion, all of which was sold or re-pledged. The Company has elected the FVO for certain of its Securities Financing Activities, primarily to align the accounting with the derivatives that are used to economically hedge changes in fair value of the assets and liabilities.

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

The following table summarizes the differences between the fair value and the principal balance of LHFS and RICs measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2023			December 31, 2022
(in thousands)	Fair Value	Aggregate UPB	Difference	Fair Value	Aggregate UPB	Difference
RICs HFI	18,824	19,160	(336)	20,924	21,358	(434)
Nonaccrual loans	301	309	(8)	295	308	(13)

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's Non-interest income for the following periods:

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-interest income:
Consumer and commercial fees	$90,329	$97,490
Lease income	628,424	671,204
Capital market revenue	37,082	64,759
Miscellaneous income, net
Mortgage banking income, net	4,184	11,381
BOLI	15,570	15,617
Net gain on sale of operating leases	22,383	26,046
Asset and wealth management fees	61,133	66,702
(Loss) /Gain on non-mortgage loans	(4,701)	324
Other miscellaneous income, net	8,903	13,778
Net gain on sale of investment securities	36,960	13,955
Total Non-interest income	$900,267	$981,256
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's Non-interest income disaggregated by revenue source:

	Three Months Ended March 31,
(in thousands)	2023	2022
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$31,695	$39,900
Commission and trailer fees(2)	57,626	59,186
Interchange income, net(2)	17,525	18,018
Underwriting service fees(2)	27,961	35,662
Asset and wealth management fees(2)	30,105	37,924
Other revenue from contracts with customers(2)	11,948	12,004
Total in-scope of revenue from contracts with customers	176,860	202,694
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	41,626	41,534
Lease income	628,424	671,204
Other miscellaneous income, net (3)	16,397	51,869
Net gain on sale of investment securities	36,960	13,955
Total out-of-scope of revenue from contracts with customers	723,407	778,562
Total non-interest income	$900,267	$981,256
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three Months Ended March 31,
(in thousands)	2023	2022
Other expenses:
Amortization of intangibles	$10,446	$11,252
Deposit insurance premiums and other expenses	18,757	8,230
Other administrative expenses	86,578	88,751
Other miscellaneous expenses	5,198	27,004
Total Other expenses	$120,979	$135,237

NOTE 15. INCOME TAXES

Income tax expense of $28.2 million was recorded for the three months ended March 31, 2023, compared to $161.7 million for the corresponding period in 2022. This resulted in an ETR of 8.7% for three months ended March 31, 2023, compared to 20.8% for the corresponding period in 2022. The decrease in the ETR for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, was primarily the result of a decrease in expected pre-tax income for 2023 compared to 2022 coupled with an expected increase in electric vehicle and other general business tax credits in 2023 which reduce the ETR.

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

The Company had a net deferred tax liability balance of $102.7 million at March 31, 2023 (consisting of a deferred tax asset balance of $219.4 million and a deferred tax liability balance of $322.1 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million). The $64.7 million decrease in net deferred tax liability for the three months ended March 31, 2023 was primarily due to an increase in the allowance for loan loss deferred tax asset and a decrease in the deferred tax liability related to leasing transactions.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2023	December 31, 2022
	(in thousands)
Commitments to extend credit	$27,860,078	$28,964,952
Letters of credit	1,421,353	1,448,459
Commitments to sell loans	—	—
Recourse exposure on sold loans	19,577	19,836
Total commitments	$29,301,008	$30,433,247

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

Included within the reported balances for commitments to extend credit at March 31, 2023 and December 31, 2022 were $3.3 billion and $3.3 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2023 was 10.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2023 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at March 31, 2023. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2023 and December 31, 2022, the liability related to unfunded lending commitments was $85.7 million and $85.6 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2023	December 31, 2022
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$16,336	$14,219
Other contingencies	Consumer arrangements	2,165	5,000

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of March 31, 2023, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2023 and December 31, 2022 not subject to a market price check was zero.

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

As of March 31, 2023 and December 31, 2022, the Company accrued aggregate legal and regulatory liabilities of approximately $2.0 million and $17.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $7.0 million as of March 31, 2023 and $9.0 million as of December 31, 2022. Set forth below are descriptions of the significant lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. Plaintiff and SC filed motions for entry of judgment and attorney’s fees. The court heard arguments on the motions; no decision has yet been rendered.

Real Legacy Assurance ERISA Litigation: On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. The plantiffs' motion for class certification is pending.

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

NOTE 17. RELATED PARTY TRANSACTIONS

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms.

Mezzanine and Stockholder's Equity

During the three months ended March 31, 2023, the Company declared a dividend to its common shareholder, Santander, in the amount of $250.0 million, which was paid on April 21, 2023. In addition, during the three months ended March 31, 2023, the Company declared and paid a dividend to its preferred shareholder, Santander, in the amount of $10.5 million.

Deposit and checking accounts

At March 31, 2023, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $143.2 million and $130.4 million as of March 31, 2023 and December 31, 2022, respectively.

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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and for C&I, CRE, commercial loans to dealers in the auto segment and CIB, offers derivatives relating to foreign exchange and lending arrangements. See Note 12 to the Consolidated Financial Statements for additional details.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

Three Months Ended	SHUSA Reportable Segments
March 31, 2023	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$920,271	$400,246	$82,605	$105,132	$59,789	$70,019	$(127,668)	$1,510,394
Non-interest income	650,683	65,973	10,927	4,997	89,735	57,655	20,297	900,267
Credit loss expense / (benefit)	417,766	109,095	2,094	30,383	(11,122)	—	(5,815)	542,401
Total expenses	823,890	370,409	59,268	31,833	119,285	68,522	69,967	1,543,174
Income/(loss) before income taxes	329,298	(13,285)	32,170	47,913	41,361	59,152	(171,523)	325,086
Total assets	62,163,190	13,174,180	6,137,323	21,921,029	36,282,779	8,267,535	29,611,807	177,557,843
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three Months Ended	SHUSA Reportable Segments
March 31, 2022	Auto	CBB	C&I	CRE	CIB(4)	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income	$1,051,266	$301,955	$67,662	$78,435	$25,888	$19,143	$(64,343)	$1,480,006
Non-interest income	706,356	78,003	14,886	14,877	69,666	77,650	19,818	981,256
Credit loss expense / (benefit)	220,526	7,045	3,634	(19,338)	6,393	—	(1,451)	216,809
Total expenses	801,488	377,134	67,746	31,901	76,032	61,658	50,731	1,466,690
Income/(loss) before income taxes	735,608	(4,221)	11,168	80,749	13,129	35,135	(93,805)	777,763
Total assets	61,182,043	12,661,670	6,847,050	17,637,567	15,369,237	8,675,004	31,413,607	153,786,178
(1) Refer to corresponding notes above

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York, which has significant capabilities in market making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

Since May 2013, under the MPLFA with Stellantis, the Company has operated as Stellantis' preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. In the second quarter of 2022, the Company announced it had reached an agreement with Stellantis to amend and extend the MPLFA through December 2025. In June 2022, the Company launched a preferred lender, full spectrum financing program in partnership with MMNA to provide customer and dealer financing programs that will help MMNA achieve its goal of improving the car-buying experience.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at March 31, 2023 was 3.5% compared to 3.5% at December 31, 2022 and 3.6% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in leisure and hospitality, government, professional and business services, and healthcare.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

March 31, 2023
Dow Jones Industrial Average	0.4%
S&P 500	7.0%
NASDAQ Composite	16.8%

At its March 2023 meeting, the Federal Open Market Committee raised the federal funds rate target range 25 basis points to a range of 4.75% - 5.00%. These target rate increases are in response to persistently high inflation above the 2.0% inflation target rate. This action is expected to help return inflation to the 2.0% committee objective, while allowing the labor market to remain strong.

The ten-year Treasury bond rate at March 31, 2023 was 3.69%, down from 3.88% at December 31, 2022.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim- based index, increased from 219.3 at December 31, 2022 to 238.1 at March 31, 2023. The increase is reflective of the continued limited supply of used cars.

Recent Events Affecting the Financial Services Industry
In response to the current interest rate environment and recent events affecting the financial services industry, the Company has enhanced its monitoring of interest rate and liquidity risks. Additional information related to these matters can be found in the sections of this MD&A titled Deposits, Bank Regulatory Capital, Liquidity and Capital Resources, and Asset & Liability Management.

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. The Company was not materially impacted by these events during the quarter, however, changing market conditions are considered a significant risk factor to the Company. These factors will likely increase competition and pricing on customer deposits over the short and medium term, heighten market and regulatory focus and reform on liquidity, capital, and interest rate risk, and will likely result in a special assessment on banks to cover losses to the FDIC’s Deposit Insurance Fund. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of December 31, 2022, SHUSA was designated a Category IV institution. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically under-capitalized situations, appointment of a receiver or conservator. Critically under-capitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2023, SBNA met the criteria to be classified as “well-capitalized.”

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

SHUSA is integrating APS's products, models and infrastructure into SHUSA’s U.S. market risk rule program, which is scheduled to be completed in 2023. Until the integration is completed and APS's models are in compliance with the U.S. market risk rule, SHUSA is required to include and report market risk RWAs as of December 31, 2022 utilizing the approaches available in the U.S. market risk rule.

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

We hold loans, derivatives, and other financial instruments that use LIBOR as a reference rate and that will be moved to alternative rates. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of March 31, 2023, the Company had approximately $7 billion of loans with LIBOR exposure. We also had approximately $37 billion in notional amounts of derivative contracts with LIBOR exposure.

As of March 31, 2023, the Company has completed workstreams related to business/product launch, communication, systems remediation, and model remediation. We are largely complete with the accounting, tax, and reporting workstreams, which remain open to monitor and respond to changing rules or market conditions. We continue to monitor and respond accordingly to the Company’s LIBOR exposures, alternative reference rate originations, and legacy contract renegotiation. Contracts for many of our financial instruments contain fallback language that prescribes the transition to alternative rates at the appropriate time. For others, we are working closely with customers and counterparties to insert conforming changes necessary for the implementation and operation of alternative reference rates prior to LIBOR cessation. The Company expects additional amendments to be sent in 2023 in certain situations, e.g., to address loan-to-hedge matching, or for loan amendments created before the availability of current reference rates or without specific fallback rates.

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

Broker-Dealer Regulation

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

Edge Act Corporation Requirements

Edge Act corporations such as BSI are chartered under Section 25A of the Federal Reserve Act. These entities are subject to specific regulatory requirements under Regulation K of the Federal Reserve Act. Permissible activities of Edge Act and agreement corporations include those incidental to international or foreign business. Deposit-taking, credit, and fiduciary and investment advisor services are subject to applicable Federal Reserve regulations. Edge Act corporations are also subject to the USA Patriot Act as well as all applicable laws and regulations designed to combat money laundering and the financing of terrorist activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	THREE-MONTHS ENDED MARCH 31, 2023 and 2022
	2023 (1)			2022 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$8,816,468	$154,365	7.00%	$14,564,570	$8,074	0.22%	$146,291	$(1,902)	$148,193
Fed funds sold and securities purchased under resale or similar agreements	15,632,462	522,390	13.37%	5,289,357	1,952	0.15%	520,438	11,294	509,144
AFS	6,942,199	66,071	3.81%	11,274,317	33,684	1.20%	32,387	(6,950)	39,337
HTM	9,489,199	47,257	1.99%	6,672,249	31,157	1.87%	16,100	13,976	2,124
Trading securities	7,053,159	72,462	4.11%	119,811	—	—%	72,462	—	72,462
Other investments	1,186,714	8,253	2.78%	938,073	2,238	0.95%	6,015	728	5,287
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$49,120,201	$870,798	7.09%	$38,858,377	$77,105	0.79%	$793,693	$17,146	$776,547
LOANS (3):
C&I	15,815,717	137,397	3.47%	14,420,518	114,340	3.17%	23,057	11,655	11,402
CRE	8,211,846	140,480	6.84%	7,223,994	51,437	2.85%	89,043	7,925	81,118
Other commercial loans	7,550,347	82,748	4.38%	8,171,434	40,110	1.96%	42,638	(2,797)	45,435
Multifamily	10,080,259	112,821	4.48%	7,489,872	58,257	3.11%	54,564	23,997	30,567
Total commercial loans	41,658,169	473,446	4.55%	37,305,818	264,144	2.83%	209,302	40,780	168,522
Consumer loans:
Residential mortgages	5,163,843	44,553	3.45%	5,660,603	43,811	3.10%	742	(2,590)	3,332
Home equity loans and lines of credit	2,923,800	49,863	6.82%	3,429,461	26,003	3.03%	23,860	(3,188)	27,048
Total consumer loans secured by real estate	8,087,643	94,416	4.67%	9,090,064	69,814	3.07%	24,602	(5,778)	30,380
RICs and auto loans	44,542,246	1,297,064	11.65%	43,265,679	1,254,220	11.60%	42,844	37,381	5,463
Personal unsecured	4,156,799	116,032	11.17%	2,201,176	55,035	10.00%	60,997	49,889	11,108
Other consumer	88,044	393	1.79%	134,492	1,871	5.56%	(1,478)	(499)	(979)
Total consumer	56,874,732	1,507,905	10.61%	54,691,411	1,380,940	10.10%	126,965	80,993	45,972
Total loans	98,532,901	1,981,351	8.04%	91,997,229	1,645,084	7.15%	336,267	121,773	214,494
TOTAL EARNING ASSETS	147,653,102	2,852,149	7.73%	130,855,606	1,722,189	5.26%	1,129,960	138,919	991,041
Allowance for loan losses	(6,859,681)			(6,472,894)
Other assets(4)	33,387,905			32,050,520
TOTAL ASSETS	$174,181,326			$156,433,232
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,670,006	$23,651	0.75%	$14,407,174	$1,662	0.05%	$21,989	$(191)	$22,180
Savings	5,173,298	931	0.07%	5,601,687	494	0.04%	437	(50)	487
Money market	28,149,230	127,441	1.81%	34,583,976	11,785	0.14%	115,656	(1,827)	117,483
CDs	14,667,982	136,814	3.73%	2,417,549	3,004	0.50%	133,810	58,823	74,987
TOTAL INTEREST-BEARING DEPOSITS	60,660,516	288,837	1.90%	57,010,386	16,945	0.12%	271,892	56,755	215,137
Fed funds purchased and securities sold under agreements to repurchase	19,852,291	570,275	11.49%	5,185,142	843	0.07%	569,432	9,680	559,752
Trading liabilities	3,268,665	31,856	3.90%	—	—	—%	31,856	31,856	—
FHLB advances	5,299,833	65,421	4.94%	250,000	580	0.93%	64,841	53,435	11,406
Other borrowings	38,846,370	385,366	3.97%	40,927,235	223,815	2.19%	161,551	(10,775)	172,326
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,267,159	1,052,918	6.26%	46,362,377	225,238	1.94%	827,680	84,196	743,484
TOTAL INTEREST-BEARING FUNDING LIABILITIES	127,927,675	1,341,755	4.20%	103,372,763	242,183	0.94%	1,099,572	140,951	958,621
Noninterest bearing demand deposits	17,808,958			21,172,667
Other liabilities(5)	10,154,395			8,642,346
TOTAL LIABILITIES	155,891,028			133,187,776
MEZZANINE EQUITY	498,949			—
STOCKHOLDER’S EQUITY	17,791,349			23,245,456
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$174,181,326			$156,433,232
NET INTEREST SPREAD (6)			3.53%			4.32%
NET INTEREST MARGIN (7)			4.09%			4.52%
NET INTEREST INCOME		$1,510,394			$1,480,006
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income increased $30.4 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $336.3 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is attributed to an increase in average loan balances of $121.8 million and a increase in average rates of $214.5 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increase is also attributed to interest rate increases.
•Interest income on interest-earning deposits increased $146.3 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $520.4 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is primarily due to increased Securities Financing Activities following the acquisition of PCH during 2022.
•Interest income on investment securities increased $127.0 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $271.9 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is attributed to an increase in average interest-bearing deposit balances of $56.8 million and an increase in average rates of $215.1 million. The increase in average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $827.7 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The change is attributed to an increase in average balances of $84.2 million and an increase in average rates of $743.5 million. Both changes were mostly attributed to an increase in Securities Financing Activities.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $542.4 million for the three-month period ended March 31, 2023, compared to a credit loss expense of $216.8 million for the corresponding period in 2022. The credit loss expense during the three-month period ended March 31, 2023 was due to the build of the ACL primarily driven by a deterioration in the macroeconomic outlook and portfolio risk characteristics and higher loan volume in the personal unsecured lending portfolios.

Credit loss expense on commercial loans increased $32.9 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022, primarily driven by deterioration in macroeconomic outlook and uncertainty. Deterioration in macroeconomic outlook included factors such as rising interest rates and a persistent inflation.

Credit loss expense on consumer loans increased $279.9 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022, primarily driven by an increase in RIC charge-offs, portfolio deterioration in personal unsecured lending portfolios and ACL build in response to macroeconomic outlook deterioration. Net charge-offs on the consumer loan portfolios increased $167.5 million, for the three-month period ended March 31, 2023, compared to 2022 as current year activity reflects the normalization in credit performance as delinquencies have started to return to the pre- COVID-19 pandemic levels and repossession activity increased compared to 2022.

The credit loss expense on unfunded credit losses for the three-month period ended March 31, 2023 increased $12.8 million, compared to the corresponding period in 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Consumer fees	$52,066	$62,053	$(9,987)	(16.1)%
Commercial fees	38,263	35,437	2,826	8.0%
Lease income	628,424	671,204	(42,780)	(6.4)%
Capital market revenue	37,082	64,759	(27,677)	(42.7)%
Miscellaneous income, net	107,472	133,848	(26,376)	(19.7)%
Net gains recognized in earnings	36,960	13,955	23,005	164.9%
Total non-interest income	$900,267	$981,256	$(80,989)	(8.3)%

Total non-interest income decreased $81.0 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2021. The change in the three-month period ended March 31, 2023 was primarily due to:

•a decrease in consumer fees of $10.0 million that is attributed to lower consumer loan and deposit fees due to volume offset by higher insurance and investment fees resulting from the acquisition of PCH;
•a decrease in lease income of $42.8 million from lower lease originations;
•a decrease in capital market revenue of $27.7 million from changes to the market during the first quarter of 2023; and,
•a decrease in miscellaneous income of $26.4 million, net discussed further below.

Miscellaneous income

	Three-Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$4,184	$11,381	$(7,197)	(63.2)%
BOLI	15,570	15,617	(47)	(0.3)%
Net gain on sale of operating leases	22,383	26,046	(3,663)	(14.1)%
Asset and wealth management fees	61,133	66,702	(5,569)	(8.3)%
Gain/(Loss) on sale of non-mortgage loans	(4,701)	324	(5,025)	1,550.9%
Other miscellaneous income / (loss), net	8,903	13,778	(4,875)	(35.4)%
Total miscellaneous income	$107,472	$133,848	$(26,376)	(19.7)%

Miscellaneous income decreased $26.4 million for the three-month period ended March 31, 2023, compared to the corresponding periods in 2022. There were no individually significant factors contributing to the change.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Compensation and benefits	$491,751	$495,325	$(3,574)	(0.7)%
Occupancy and equipment expenses	169,740	151,550	18,190	12.0%
Technology, outside services, and marketing expense	169,293	137,684	31,609	23.0%
Loan expense	104,444	65,592	38,852	59.2%
Lease expense	486,967	481,302	5,665	1.2%
Other expenses	120,979	135,237	(14,258)	(10.5)%
Total general, administrative and other expenses	$1,543,174	$1,466,690	$76,484	5.2%
Total general, administrative and other expenses increased $76.5 million for the three-month period ended March 31, 2023, compared to corresponding period in 2022. The most significant contributing factors were as follows:

•Technology, outside services, and marketing expense increased $31.6 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022 due to higher information technology expenses.
•Loan expense increased $38.9 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022, due to higher servicing expense.
•Other expense decreased $14.3 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022. This change was due to decreased legal expense, office supplies expense, and miscellaneous expense.

INCOME TAX PROVISION

An income tax expense of $28.2 million and $161.7 million were recorded for the three months ended March 31, 2023 and 2022, respectively. This resulted in an ETR of 8.7% and 20.8% for three months ended March 31, 2023 and 2022. The decrease in the Company’s ETR from March 31, 2022 to March 31, 2023 is primarily the result of a decrease in expected pre-tax income for 2023 compared to 2022 coupled with an expected increase in electric vehicle and other general business tax credits in 2023, which reduce the ETR.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three Months Ended March 31,	2023			2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$920,271	$400,246	$1,320,517	$1,051,266	$301,955	$1,353,221	$(32,704)	(2.4)%
Non-interest income	650,683	65,973	$716,656	706,356	78,003	$784,359	$(67,703)	(8.6)%
Credit loss expense / (benefit)	417,766	109,095	$526,861	220,526	7,045	$227,571	$299,290	131.5%
Total expenses	823,890	370,409	$1,194,299	801,488	377,134	$1,178,622	$15,677	1.3%
Income/(loss) before income taxes	329,298	(13,285)	$316,013	735,608	(4,221)	$731,387	$(415,374)	(56.8)%
Total assets	62,163,190	13,174,180	$75,337,370	61,182,043	12,661,670	$73,843,713	$1,493,657	2.0%

The Company reported total income before income taxes related to its Consumer activities of $316.0 million for the three-month period ended March 31, 2023 compared to income before income taxes of $731.4 million for the corresponding period in 2022. The most significant drivers of these changes were:

•Net interest income for Auto decreased $131.0 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. This change was primarily due to higher interest expense on borrowings partially offset by higher loan volume and slightly higher yields on new originations in the current period.
•Credit loss expense in Auto increased $197.2 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The increase is driven by higher charge-offs as credit continues to normalize, loan volume growth, and deterioration of macroeconomic scenarios.
•Net interest income for CBB increased $98.3 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. The change was primarily driven by increased loan balances.
•Credit loss expense in CBB increased $102.1 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The increase was driven by higher reserve builds.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three Months Ended March 31,	2023			2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$82,605	$105,132	$187,737	$67,662	$78,435	$146,097	$41,640	28.5%
Non-interest income	10,927	4,997	$15,924	14,886	14,877	$29,763	$(13,839)	(46.5)%
Credit loss expense / (benefit)	2,094	30,383	$32,477	3,634	(19,338)	$(15,704)	$48,181	306.8%
Total expenses	59,268	31,833	$91,101	67,746	31,901	$99,647	$(8,546)	(8.6)%
Income/(loss) before income taxes	32,170	47,913	$80,083	11,168	80,749	$91,917	$(11,834)	(12.9)%
Total assets	6,137,323	21,921,029	$28,058,352	6,847,050	17,637,567	$24,484,617	$3,573,735	14.6%

The Company reported total income before income taxes related to its Commercial activities of $80.1 million, for the three-month period ended March 31, 2023 compared to income before income taxes of $91.9 million for the corresponding period in 2022. The most significant drivers of this change were:

•Total assets in C&I decreased $709.7 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. This decrease was driven by strategic asset sales.
•Credit loss expense in CRE increased $49.7 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. The increase was driven by increased reserves due in part to the volume growth in the CRE and Multifamily businesses and in part due to the deteriorated macroeconomic outlook during the three-month period ended March 31, 2023.
•Total assets in CRE increased $4.3 billion for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. This increase was driven by our strategy to grow our higher-return financing projects as part by our national expansion initiative in the Multifamily business. Along with higher originations, we have also seen much lower prepayments since rate began to rise in the first half of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$59,789	$25,888	$33,901	131.0%
Total non-interest income	89,735	69,666	20,069	28.8%
Credit loss expense / (benefit)	(11,122)	6,393	(17,515)	(274.0)%
Total expenses	119,285	76,032	43,253	56.9%
Income before income taxes	41,361	13,129	28,232	215.0%
Total assets	36,282,779	15,369,237	20,913,542	136.1%

CIB reported income before income taxes of $41.4 million for the three-month period ended March 31, 2023 compared to income before income taxes of $13.1 million for the corresponding period in 2022. Factors contributing to this change were:

•Net interest income increased $33.9 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. This increase was due to the acquisition of PCH in the second quarter of 2022. The remainder of the increase was due to growth in the CIB loan portfolio accompanied by higher interest yields.
•Total expenses increased $43.3 million for the three-month period ended March 31, 2023, compared to the corresponding period in 2022. The increase was primarily driven by the additional operating costs of SanCap and lower syndication activity.
•Total assets increased $20.9 billion for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The increase was primarily driven by the acquisition of PCH, which contributed $24.1 billion of assets as of March 31, 2023 and loan volume at SBNA.

Wealth Management

	Three Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$70,019	$19,143	$50,876	265.8%
Total non-interest income	57,655	77,650	(19,995)	(25.8)%
Credit loss expense / (benefit)	—	—	—	—%
Total expenses	68,522	61,658	6,864	11.1%
Income / (Loss) before income taxes	59,152	35,135	24,017	68.4%
Total assets	8,267,535	8,675,004	(407,469)	(4.7)%

Wealth Management reported income before income taxes of $59.2 million for the three-month period ended March 31, 2023, compared to income before income taxes of $35.1 million for the corresponding period in 2022. The primary factor contributing to this change was:

•Net interest income increased $50.9 million for the three-month period ended March 31, 2023 compared to the corresponding period in 2022. The increase was primarily the result of higher interest rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three Months Ended March 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$(127,668)	$(64,343)	$(63,325)	(98.4)%
Total non-interest income	20,297	19,818	479	2.4%
Credit loss expense / (benefit)	(5,815)	(1,451)	(4,364)	(300.8)%
Total expenses	69,967	50,731	19,236	37.9%
Income / (Loss) before income taxes	(171,523)	(93,805)	(77,718)	(82.9)%
Total assets	29,611,807	31,413,607	(1,801,800)	(5.7)%

The Other category reported a loss before income taxes of $171.5 million for the three-month period ended March 31, 2023, compared to a loss before income taxes of $93.8 million for the corresponding period in 2022. The primary factor contributing to the change was:

•Net interest income decreased $63.3 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. This decline was mainly due to increased cost of funding in FHLB and brokered deposits.
•Total expenses increased $19.2 million for the three-month period ended March 31, 2023 compared to the corresponding period of 2022. The increase was a result of transformation initiatives underway at the Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2023		December 31, 2022		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,264,493	8.4%	$7,971,299	8.2%	$293,194	3.7%
C&I	15,464,879	15.7%	14,811,074	15.2%	653,805	4.4%
Multifamily	10,761,458	10.9%	9,629,423	9.9%	1,132,035	11.8%
Other commercial	7,675,851	7.8%	7,982,107	8.2%	(306,256)	(3.8)%
Total commercial loans (1)	42,166,681	42.8%	40,393,903	41.5%	1,772,778	4.4%

Consumer loans secured by real estate:
Residential mortgages	5,123,878	5.2%	5,202,862	5.3%	(78,984)	(1.5)%
Home equity loans and lines of credit	2,826,200	2.9%	3,002,804	3.1%	(176,604)	(5.9)%
Total consumer loans secured by real estate	7,950,078	8.1%	8,205,666	8.4%	(255,588)	(3.1)%

Consumer loans not secured by real estate:
RICs and auto loans	44,147,903	44.5%	44,577,186	45.8%	(429,283)	(1.0)%
Personal unsecured loans	4,411,301	4.5%	4,068,848	4.2%	342,453	8.4%
Other consumer	83,116	0.1%	92,726	0.1%	(9,610)	(10.4)%

Total consumer loans	56,592,398	57.2%	56,944,426	58.5%	(352,028)	(0.6)%
Total LHFI	$98,759,079	100.0%	$97,338,329	100.0%	$1,420,750	1.5%

Total LHFI with:
Fixed	$67,767,321	68.6%	$67,693,444	69.5%	$73,877	0.1%
Variable	30,991,758	31.4%	29,644,885	30.5%	1,346,873	4.5%
Total LHFI	$98,759,079	100.0%	$97,338,329	100.0%	$1,420,750	1.5%
(1) As of March 31, 2023, the Company had $461.7 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At March 31, 2023, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$81,295	$249,699	$159,851	$8,159	$499,004
C&I	626,209	1,238,855	567,530	163	2,432,757
Multifamily loans	311,360	3,463,754	3,884,449	5,103	7,664,666
Other commercial	1,251,789	2,452,505	994,018	—	4,698,312
Total Commercial	$2,270,653	$7,404,813	$5,605,848	$13,425	$15,294,739
Residential mortgages	559	26,732	596,254	3,491,151	4,114,696
Home equity loans and lines of credit	12,222	7,025	44,803	22,083	86,133
RICs and auto loans	522,741	24,750,259	18,874,328	575	44,147,903
Personal unsecured loans	47,203	3,674,045	325,470	48	4,046,766
Other consumer	1,014	61,150	10,183	5,282	77,629
Total Fixed Rates	$2,854,392	$35,924,024	$25,456,886	$3,532,564	$67,767,866
Variable Rates:
CRE loans	$2,333,731	$4,624,300	$683,695	$134,547	$7,776,273
C&I	3,119,739	8,393,426	1,685,021	21,770	13,219,956
Multifamily loans	509,252	1,513,752	1,071,118	2,670	3,096,792
Other commercial	2,728,586	247,889	1,064	—	2,977,539
Total Commercial	$8,691,308	$14,779,367	$3,440,898	$158,987	$27,070,560
Residential mortgages	222	6,913	182,648	819,944	1,009,727
Home equity loans and lines of credit	5,685	3,117	548,033	2,183,231	2,740,066
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	3,785	291,799	68,838	113	364,535
Other consumer	—	—	5,489	—	5,489
Total Variable Rates	$8,701,000	$15,081,196	$4,245,906	$3,162,275	$31,190,377
Total	$11,555,392	$51,005,220	$29,702,792	$6,694,839	$98,958,243

Commercial

Commercial loans increased approximately $1.8 billion, or 4.4% from December 31, 2022 to March 31, 2023. This increase was primarily attributed to an increase in Multifamily loans of $1.1 billion, an increase in CRE loans of $293.2 million and an increase in C&I loans of $653.8 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $255.6 million, from December 31, 2022 to March 31, 2023. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $0.4 billion, from December 31, 2022 to March 31, 2023. The decrease in the RIC and auto loan portfolio was primarily due to decreases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2023, 59.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.5% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased $332.8 million from December 31, 2022 to March 31, 2023. The increase is comprised of $301.8 million increase in new loan originations, offset by payoffs and paydowns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2023	December 31, 2022	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$50,207	$62,093	$(11,886)	(19.1)%
C&I	91,520	94,299	(2,779)	(2.9)%
Multifamily	1,805	18,476	(16,671)	(90.2)%
Other commercial	5,707	5,180	527	10.2%
Total commercial loans	149,239	180,048	(30,809)	(17.1)%

Consumer loans secured by real estate:
Residential mortgages	68,166	75,666	(7,500)	(9.9)%
Home equity loans and lines of credit	85,674	82,664	3,010	3.6%
Consumer loans not secured by real estate:
RICs and auto loans	1,467,594	1,986,748	(519,154)	(26.1)%
Personal unsecured loans	11,360	10,397	963	9.3%
Other consumer	5,955	5,332	623	11.7%
Total consumer loans	1,638,749	2,160,807	(522,058)	(24.2)%
Total non-accrual loans	1,787,988	2,340,855	(552,867)	(23.6)%

OREO	4,400	4,437	(37)	(0.8)%
Repossessed vehicles	287,451	229,531	57,920	25.2%
Other repossessed assets	1,075	1,128	(53)	(4.7)%
Total OREO and other repossessed assets	292,926	235,096	57,830	24.6%
Total non-performing assets	$2,080,914	$2,575,951	$(495,037)	(19.2)%

Past due 90 days or more as to interest or principal and accruing interest	$4,590	$3,719	$871	23.4%
Non-performing assets as a percentage of total assets	1.2%	1.5%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	March 31, 2023	March 31, 2022	December 31, 2022
ACL to total loan outstanding	7.07%	7.05%	7.05%
ACL	$7,001,026	$6,496,660	$6,865,581
Total loans outstanding	98,958,242	92,103,731	97,437,884
NPL to total loans outstanding	1.8%	1.8%	2.4%
NPL	$1,787,988	$1,622,318	$2,340,855
Total loans outstanding	98,958,242	92,103,731	97,437,884
ACL to NPL	391.6%	400.5%	293.3%
ACL	$7,001,026	$6,496,660	$6,865,581
NPL	1,787,988	1,622,318	2,340,855
NCO during the period to average loans outstanding:
Commercial	0.02%	—%	0.20%
Net charge-offs / (recoveries) during the period (1)	$7,585	$(1,419)	$76,469
Average amount outstanding	41,658,169	37,305,818	38,288,899
Consumer	0.80%	0.52%	2.94%
Net charge-offs / (recoveries) during the period (1)	$454,611	$287,072	$1,642,271
Average amount outstanding	56,874,732	54,691,411	55,886,419
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from March 31, 2022 to March 31, 2023. The increase in net charge-offs is primarily due to deterioration in the macroeconomic outlook and higher volume in the portfolio. Consumer net Charge-offs during the period to average loans increased from March 31, 2022 to March 31, 2023. The increase is primarily due to charge-offs normalizing to pre-COVID periods and an increase in repossession activity compared to 2022.

Commercial

Commercial NPLs decreased $30.8 million from December 31, 2022 to March 31, 2023. Commercial NPLs accounted for less than 1% of commercial LHFI at March 31, 2023. The change in commercial NPLs was primarily comprised of a decrease of $16.7 million in the Multifamily portfolio, a decrease of $11.9 million in the CRE portfolio and a decrease of $2.8 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the Residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $72.4 million or 47.1% of non-performing consumer loans secured by real estate at March 31, 2023, compared to $75.2 million or 47.5% of consumer loans secured by real estate at December 31, 2022.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $519.2 million from December 31, 2022 to March 31, 2023. Non-performing RICs and auto loans accounted for 3.3% and 4.5% of total RICs and auto loans at March 31, 2023 and December 31, 2022, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $1.0 million from December 31, 2022 to March 31, 2023. Non-performing personal unsecured loans accounted for 0.3% and 0.3% of total personal unsecured loans at March 31, 2023 and December 31, 2022, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $164.3 million and $111.2 million at March 31, 2023 and December 31, 2022, respectively. Early stage delinquency consumer loans amounted to $3.8 billion and $4.7 billion at March 31, 2023 and December 31, 2022, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $1.0 billion from December 31, 2022 to March 31, 2023. The main driver for this is the decrease in past due auto loans in early stages of delinquency due to seasonal betterment in payment performance.

Loan Modifications

Loan modifications occur when a borrower is experiencing financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. In these cases, the Company agrees to make certain concessions to both meet the needs of customers and maximize its ultimate recovery on the loans. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal.

Modified loans are generally placed on nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, modified loans may return to accrual status after a sustained period of repayment performance, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC modifications are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes more than 60 DPD. RIC modifications are considered for return to accrual when the account becomes 60 days or less past due. To the extent the modified loan is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the modified loan is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

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

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged-off. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent deferrals impact the ultimate timing of when an account is charged-off, historical charge-off ratios, and cash flow forecasts used in the determination of the adequacy of the ALLL for loans classified as modified are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the ALLL and related credit loss expense. Changes in these ratios and periods are considered in determining the appropriate level of the ALLL and related credit loss expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 2023, the Company adopted ASU 2022-02. This guidance removes the specific accounting and disclosure guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted the new guidance on January 1, 2023 on a modified retrospective basis with a cumulative effect adjustment to retained earnings. The effect of the implementation was an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information on modified loans.

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

ACL

The Company's ACL was $7.0 billion at March 31, 2023, including an increase of $135.3 million from December 31, 2022 in the ALLL. The increase in the ACL is primarily driven by a deterioration in the macroeconomic outlook, portfolio risk characteristics and higher loan volume in personal unsecured lending portfolios. The ACL for the consumer segment increased by $116.4 million, and ACL for the commercial segment increased $19.0 million for the period ended March 31, 2023 compared to December 31, 2022. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increase from $85.6 million at December 31, 2022 to $85.7 million at March 31, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,652,385	$3,879,518
FNMA and FHLMC securities	2,238,791	2,276,192
Other securities (1)	841,194	874,509
Total investment securities AFS	6,732,370	7,030,219
Investment securities HTM:
U.S. government agencies	7,922,279	8,009,802
FNMA and FHLMC securities	1,512,974	1,539,416
Total investment securities HTM	9,435,253	9,549,218
Trading securities	8,446,904	5,864,324
Other investments	1,556,359	1,116,161
Total investment portfolio	$26,170,886	$23,559,922
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	March 31, 2023	December 31, 2022	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$23,859	$218,439	$(194,580)	(89.1)%
Corporate debt securities	336,783	370,491	(33,708)	(9.1)%
ABS	504,411	504,018	393	0.1%
MBS:
GNMA - Residential	3,061,527	3,081,022	(19,495)	(0.6)%
GNMA - Commercial	566,999	580,057	(13,058)	(2.3)%
FHLMC and FNMA - Residential	2,142,200	2,180,201	(38,001)	(1.7)%
FHLMC and FNMA - Commercial	96,591	95,991	600	0.6%
Total investments in debt securities AFS	$6,732,370	$7,030,219	$(297,849)	(4.2)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2023 was approximately 7.05 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2023 was approximately 4.05 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 367 investment securities classified as HTM as of March 31, 2023.

(in thousands)	March 31, 2023	December 31, 2022	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(825,847)	$(884,941)	$59,094	(6.7)%
Total unrealized gain	94	328	(234)	(71.3)%
Total unrealized gain/(loss) position	$(825,753)	$(884,613)	$58,860	(6.7)%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2023:

	March 31, 2023
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,897,219	$1,692,952
FHLMC	2,219,371	1,952,897
GNMA (1)	11,968,733	10,373,134
Total	$16,085,323	$14,018,983
(1) Includes U.S. government agency MBS.

GOODWILL

At March 31, 2023, goodwill totaled $2.8 billion and represented 1.6% of total assets and 15.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2022 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2023, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $102.7 million at March 31, 2023 (consisting of a deferred tax asset balance of $219.4 million and a deferred tax liability balance of $322.1 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2023 and 2022, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2023 and 2022, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital balances of SHUSA and SBNA at March 31, 2023:

	SHUSA

	March 31, 2023	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	12.66%	6.50%	4.50%
Tier 1 capital ratio	13.24%	8.00%	6.00%
Total capital ratio	15.25%	10.00%	8.00%
Leverage ratio	9.67%	5.00%	4.00%

	SBNA

	March 31, 2023	Well-capitalized Requirement(1)	Minimum Requirement(1)
CET1 capital ratio	14.09%	6.50%	4.50%
Tier 1 capital ratio	14.09%	8.00%	6.00%
Total capital ratio	15.35%	10.00%	8.00%
Leverage ratio	10.79%	5.00%	4.00%
(1)    Capital ratios starting in the first quarter of 2020 calculated under CECL transition provisions permitted by the CARES Act.

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its Investments in Debt Securities - AFS. As of December 31, 2022, the Company had $2.5 billion of notional in fair value hedges which increased to $4.7 billion at March 31, 2023. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $79.3 billion and $79.1 billion at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, SBNA had $76.4 billion of U.S.-based deposits, including $3.6 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S-based deposits were $27.0 billion and $27.9 billion at March 31, 2023 and December 31, 2022, respectively, and represented approximately 35% of all U.S. deposits at both March 31, 2023 and December 31, 2022.

SBNA attracts deposits primarily through its retail branch network located within the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware. Many of these deposit customers have more than one bank product including small business loans, middle market, large and global commercial loans, multi-family loans, and auto and other consumer loans. In addition, SBNA obtains deposits through third-party brokerage firms.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, since the recent financial system market disruption occurring in early March 2023, and the ensuing market volatility, SBNA has enhanced monitoring of its liquidity position and taken precautionary steps to enhance contingent liquidity sources. Some of these actions include: (1) operating with a higher level of cash at the Federal Reserve, (2) moving securities collateral to the discount window and the FHLB, (3) additional meetings with the deposit line managers to monitor movements in deposit balances and mix, and (4) testing access to the FRB's Bank Term Funding Program ("BTFP").

Impact of Changes to Credit Rating on Liquidity and Capital Resources

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

During the three-month period ended March 31, 2023, the Company's subsidiaries completed on-balance sheet funding transactions totaling approximately $0.8 billion, including:

•securitization on its SDART platform for approximately $0.8 billion.

In addition, during the three-month period ended March 31, 2023, the Company's subsidiaries issued $131.6 million of credit-linked notes due February 2052. The notes contain a financial guarantee on a reference pool of mortgage loans owned by the Company. For information regarding the Company's and its subsidiaries debt, see Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Subsequent to March 31, 2023, in April 2023, The Company issued $1.1 billion of amortizing notes on its SCARF platform.

Intercompany Borrowings with SHUSA affiliates

SanCap has a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its expanding capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SanCap is $750.0 million with an additional liquidity line of $4.0 billion. At March 31, 2023, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, SanCap entered into a loan agreement with SHUSA to provide an additional liquidity buffer.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries, had the following available liquidity:

	March 31, 2023			April 30, 2023
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$9,476,078			$7,937,349
FHLB	$14,678,922	$7,559,000	7,119,922	$14,748,598	$9,305,742	5,442,856
FRB:
Discount window	6,039,964	—	6,039,964	10,708,365	—	10,708,365
BTFP	2,052,031	—	2,052,031	2,041,955	—	2,041,955
Total FRB	$8,091,995	—	$8,091,995	$12,750,320	—	$12,750,320
Total available liquidity			$24,687,995			$26,130,525
The Company continues to optimize borrowing capacity and in the month of April, the Bank pledged additional loan collateral, after receiving approval from the Federal Reserve, which resulted in an increase in discount window borrowing capacity.

At March 31, 2023, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $21.8 billion. This amount represented 27.5% of total deposits at March 31, 2023. Management believes that the Company has ample liquidity to fund its operations under business-as-usual and stress conditions.

Cash, cash equivalents, and restricted cash

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash flows from operating activities	$(250,582)	$2,149,646	$(2,400,228)
Net cash flows from investing activities	(5,515,761)	(844,435)	(4,671,326)
Net cash flows from financing activities	8,166,212	(6,858,401)	15,024,613

Cash flows from operating activities

Net cash flow from operating activities decreased by $2.4 billion from the three-month period ended March 31, 2022 to the three-month period ended March 31, 2023, primarily due to the change in net trading activity during the three-month period ended March 31, 2023, resulting from the Acquisition of PCH in the second quarter of 2022.

Cash flows from investing activities

Net cash flow from investing activities decreased by $4.7 billion from the three-month period ended March 31, 2022 to the three-month period ended March 31, 2023, primarily due to an increase in cash outflows related to Securities Financing Activities, along with higher loan origination activity during the three-month period ended March 31, 2023 when compared to the same period in the prior year.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from financing activities

Net cash flow from financing activities increased by $15.0 billion from the three-month period ended March 31, 2022 to the three-month period ended March 31, 2023, primarily due to an increase in cash inflows related to Securities Financing Activities, deposit increases during the three-month period ended March 31, 2023 compared to decreases in the same period in the prior year, as well as cash outflows during the three-month period ended March 31, 2022 related to the stock repurchase of the remaining outstanding shares of SC.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $500.0 million for the exclusive use of providing short-term liquidity needs to support preferred lessor financing. As of March 31, 2023, there was an outstanding balance of $279.8 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $6.9 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of March 31, 2023, there was an outstanding balance of $4.4 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 11 to the Condensed Consolidated Financial Statements for additional information about the Company's Securities Financing Activities.

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $3.9 billion of term financing with maturities ranging from May 2023 to March 2028. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issue amortizing notes. As of March 31, 2023, there were on-balance sheet securitizations outstanding in the market with a cumulative ABS balance of approximately $22.0 billion.

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

At March 31, 2023, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of March 31, 2023, the Company had total contractual cash obligations of $89.8 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $45.9 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $27.1 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $6.7 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of March 31, 2023, the Company had 530,391,043 shares of common stock outstanding. During the three months ended March 31, 2023, the Company declared a cash dividend of $250.0 million to its common stock shareholder, Santander, which was payable at March 31, 2023 and paid in April 2023.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of March 31, 2023, Santander was the sole holder of the Series E Preferred Stock.

During the three-month period ended March 31, 2023, the Company paid a preferred stock dividend of $10.5 million to its preferred stock shareholder, Santander.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month term SOFR. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses, and the subsequent results are reviewed by management. Several assumptions and models are used to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, and competitor pricing. Certain models use historical data analyses to estimate future customer behavior, such as deposit re-pricing and attrition. Estimates from these models can differ from actual behavior, depending on various factors such as macroeconomic conditions, competitor response, etc.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense, to estimate the Company's net interest income sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These various scenarios include parallel, non-parallel, gradual parallel and gradual non-parallel rate shocks applied relative to the implied market-based forward curve, as well as other scenarios that are consistent with quantifying the four measures of risk described above. The shocks below are extended using the parallel scenario and are applied instantaneously to the implied forward curve as of the stated month-end. The down 200 basis point shock has been added as market rates have increased. This set of shocks represents a range of plausible rate shocks, as an instantaneous shock down 200 basis points can be analogous to a gradual ramp-down of 400 basis points over one year. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within SHUSA Board of Directors-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2023 and December 31, 2022:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2023	December 31, 2022
Down 200 basis points	(4.72)%	(4.99)%
Down 100 basis points	(2.21)%	(2.38)%
Up 100 basis points	2.12%	2.32%
Up 200 basis points	4.19%	4.60%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2023 and December 31, 2022.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2023	December 31, 2022
Down 200 basis points	5.06%	4.52%
Down 100 basis points	3.49%	3.09%
Up 100 basis points	(4.24)%	(3.70)%
Up 200 basis points	(8.57)%	(7.40)%

As of March 31, 2023, the Company’s profile reflected an increase of MVE of 3.49% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.24% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2023 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statements of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter-to-date ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations, and cash flows. There have been no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the three-month period ended March 31, 2023 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the three-month period ended March 31, 2023.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on this account in the three-month period ended March 31, 2023 were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three-month period ended March 31, 2023 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 5, 2023	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 5, 2023	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President