Form 10-Q
period 2023-06-30
Santander Holdings USA, Inc.
filed 2023-08-07
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023

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
Number of shares of common stock outstanding at July 31, 2023: 530,391,043 shares

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

ABS: Asset-backed securities	DTI: Debt-to-income
ACL: Allowance for credit losses	EAD: Exposure at default
AFS: Available-for-sale	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ALLL: Allowance for loan and lease losses	EIR: Effective interest rate
AOCI: Accumulated other comprehensive income	ERISA: Employee Retirement Security Act of 1974, as amended
APS: Amherst Pierpont Securities LLC	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: June 30, 2023
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BHCA: Bank Holding Company Act of 1956, as amended	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FDIC: Federal Deposit Insurance Corporation
Broker-Dealers: SanCap and SSLLC	Federal Reserve: Board of Governors of the Federal Reserve System
BSI: Banco Santander International	FHLB: Federal Home Loan Bank
BTFP: Bank Term Funding Program	FHLMC: Federal Home Loan Mortgage Corporation
C&I: Commercial & industrial	FICO®: Fair Isaac Corporation credit scoring model
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FNMA: Federal National Mortgage Association
CBB: Consumer and Business Banking	FRB: Federal Reserve Bank
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FTP: Funds transfer pricing
CD: Certificate of deposit	FVO: Fair value option
CECL: Current expected credit losses as defined by FASB ASC Topic 326	GAAP: Accounting principles generally accepted in the United States of America
CEO: Chief Executive Officer	GDP: Gross domestic product
CET1: Common equity Tier 1	GNMA: Government National Mortgage Association
CEVF: Commercial equipment vehicle financing	GSIB: Global systemically important bank
CFPB: Consumer Financial Protection Bureau	HFI: Held-for-investment
CFO: Chief Financial Officer	HFS: Held-for-sale
CFTC: Commodity Futures Trading Commission	HPI: Housing Price Index
CIB: Corporate and Investment Banking	HTM: Held-to-maturity
CID: Civil investigative demand	IBOR: Inter-bank offered rate
CLTV: Combined loan-to-value	IDI: Insured depository institution
CME: Chicago Mercantile Exchange	IHC: U.S. intermediate holding company
Company: Santander Holdings USA, Inc.	IRS: Internal Revenue Service
Covered Fund: a hedge fund or private equity fund	ISDA: International Swaps and Derivatives Association, Inc.
COVID-19: a novel strain of coronavirus, declared a pandemic by the World Health Organization in March 2020	IT: Information technology
CPR: Constant prepayment rate	LCR: Liquidity coverage ratio
CRA: Community Reinvestment Act	LGD: Loss given default
CRE: Commercial Real Estate	LHFI: Loans held for investment
DCF: Discounted cash flow	LHFS: Loans held for sale
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LIBOR: London Interbank Offered Rate
DOJ: Department of Justice	LIHTC: Low income housing tax credit
DPD: Days past due	LTD: Long-term debt
LTV: Loan-to-value	SBNA or the Bank: Santander Bank, National Association

MBS: Mortgage-backed securities	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCB: Stress capital buffer
MMNA: Mitsubishi Motors North America, Inc.	SCARF: Santander Consumer Auto Receivables Funding
Moody's: Moody's Investor Service, Inc.	SCART: Santander Consumer Auto Receivables Trust
MPLFA: Ten-year master private-label financing agreement with Stellantis	SCF: Statement of cash flows
MSR: Mortgage servicing right	SDART: Santander Drive Auto Receivables Trust
MVE: Market value of equity	SDGT: Specially Designated Global Terrorist
NCI: Non-controlling interest	SEC: Securities and Exchange Commission
NFA: National Futures Association	Securities Act: Securities Act of 1933, as amended
NMDs: Non-maturity deposits	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NMTC: New market tax credits	SFS: Santander Financial Services, Inc.
NPL: Non-performing loan	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SIS: Santander Investment Securities Inc.
OCI: Other comprehensive income	SOFR: Secured overnight financing rate
OIS: Overnight indexed swap	SPAIN: Santander Private Auto Issuing Note
OREO: Other real estate owned	SPE: Special purpose entity
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	SRT: Santander Retail Auto Lease Trust
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	SSLLC: Santander Securities LLC
PD: Probability of default	Stellantis: Fiat Chrysler Automobiles US LLC parent Stellantis N.V. and/or any affiliates
RIC: Retail installment contract	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
ROU: Right-of-use	TDR: Troubled debt restructuring
RV: Recreational vehicle	TLAC: Total loss-absorbing capacity
RWA: Risk-weighted asset	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
S&P: Standard & Poor's	Trusts: Securitization trusts
SAF: Santander Auto Finance	UPB: Unpaid principal balance
SanCap: Santander Capital Holdings LLC	VIE: Variable interest entity
Santander: Banco Santander, S.A.	VOE: Voting rights entity
Santander UK: Santander UK plc	YTD: Year-to-date

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$12,880,619	$10,218,066
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	10,500,336	12,424,079
Investment securities:
AFS at fair value (amortized cost of $7,354,338 and $7,914,832 as of June 30, 2023 and December 31, 2022, respectively)	6,473,711	7,030,219
Trading securities	7,893,256	5,864,324
HTM (fair value of $7,877,353 and $8,273,285 as of June 30, 2023 and December 31, 2022, respectively)	9,296,487	9,549,218
Other investments	1,615,469	1,116,161
LHFI(2) (6)	97,776,346	97,338,329
ALLL (5)	(6,732,952)	(6,779,999)
Net LHFI	91,043,394	90,558,330
LHFS (3)(6)	193,241	99,555
Premises and equipment, net (3)	918,646	910,477
Operating lease assets, net (6)(7)	14,075,976	14,267,111
Goodwill	2,766,665	2,767,732
Intangible assets, net	306,322	326,633
BOLI	1,982,565	1,969,717
Restricted cash (6)	6,154,130	6,346,248
Other assets (4) (5)	4,720,879	4,746,450
TOTAL ASSETS	$170,821,696	$168,194,320
LIABILITIES
Accounts payables and accrued expenses	$6,040,242	$6,148,533
Deposits and other customer accounts	79,483,847	79,128,541
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	16,027,771	15,382,819
Trading liabilities	2,413,111	2,871,645
Borrowings and other debt obligations (6)	45,596,333	43,588,273
Advance payments by borrowers for taxes and insurance	188,019	149,133
Deferred tax liabilities, net	55,279	389,043
Other liabilities (6)	2,415,547	2,606,611
TOTAL LIABILITIES	152,220,149	150,264,598
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 1,500,000 and 500,000 shares outstanding at June 30, 2023 and December 31, 2022)	1,500,000	500,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2023 and December 31, 2022)	17,284,611	17,284,611
Accumulated other comprehensive loss, net of taxes	(1,222,695)	(1,336,023)
Retained earnings	1,039,631	1,481,134
TOTAL STOCKHOLDER'S EQUITY	17,101,547	17,429,722
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$170,821,696	$168,194,320
(1) See Note 13 to these Condensed Consolidated Financial Statements for amounts of securities financing activities for which the Company has elected FVO.
(2) LHFI includes $17.0 million and $20.9 million of loans recorded at fair value at June 30, 2023 and December 31, 2022, respectively.
(3) Includes $528.0 thousand and $549.0 thousand of loans recorded at the FVO at June 30, 2023 and December 31, 2022, respectively.
(4) Net of accumulated depreciation of $2.2 billion and $2.1 billion at June 30, 2023 and December 31, 2022, respectively.
(5) Includes MSRs of $105.2 million and $107.4 million at June 30, 2023 and December 31, 2022, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2023 and December 31, 2022, LHFI included $26.1 billion and $27.1 billion, LHFS included zero and zero , Operating leases assets, net included $14.1 billion and $14.3 billion, restricted cash included $978.3 million and $923.5 million, Other assets included $655.7 million and $716.7 million, Borrowings and other debt obligations included $27.4 billion and $31.6 billion, and Other liabilities included $123.1 million and $138.0 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.7 billion and $3.7 billion at June 30, 2023 and December 31, 2022, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
INTEREST INCOME:
Loans	$2,052,864	$1,684,265	$4,034,215	$3,329,349
Interest-earning deposits	198,785	30,670	353,150	38,744
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	694,244	81,780	1,216,634	83,732
Investment securities:
AFS	66,925	31,647	132,996	65,331
HTM	46,288	39,734	93,545	70,891
Trading securities	103,097	34,327	175,558	34,327
Other investments	9,719	5,291	17,971	7,528
TOTAL INTEREST INCOME	3,171,922	1,907,714	6,024,069	3,629,902
INTEREST EXPENSE:
Deposits and other customer accounts	357,420	29,864	646,257	46,810
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	766,698	84,682	1,336,973	85,525
Interest expense on trading liabilities	37,835	16,029	69,691	16,290
Borrowings and other debt obligations	518,697	243,727	969,484	467,860
TOTAL INTEREST EXPENSE	1,680,650	374,302	3,022,405	616,485
NET INTEREST INCOME	1,491,272	1,533,412	3,001,664	3,013,417
Credit loss expense	208,850	404,200	751,251	621,009
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,282,422	1,129,212	2,250,413	2,392,408
NON-INTEREST INCOME:
Consumer and commercial fees	88,503	100,334	178,831	197,824
Capital markets and foreign exchange income	76,804	44,316	113,886	109,075
Lease income	620,582	678,655	1,249,006	1,349,859
Miscellaneous income, net(1)	92,917	115,334	200,389	249,183
TOTAL FEES AND OTHER INCOME	878,806	938,639	1,742,112	1,905,941
Net gain on sale of investment securities	34,547	10,759	71,507	24,714
TOTAL NON-INTEREST INCOME	913,353	949,398	1,813,619	1,930,655
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	499,398	497,606	991,149	992,932
Occupancy and equipment expenses	174,878	150,589	344,618	302,138
Technology, outside service, and marketing expense	169,729	176,639	339,022	314,323
Loan expense	85,247	65,009	189,691	130,601
Lease expense	488,862	515,614	975,829	996,916
Other expenses	139,000	127,615	259,978	262,852
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,557,114	1,533,072	3,100,287	2,999,762
INCOME BEFORE INCOME TAX PROVISION	638,661	545,538	963,745	1,323,301
Income tax provision	64,623	106,993	92,827	268,661
NET INCOME	$574,038	$438,545	$870,918	$1,054,640
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
NET INCOME	$574,038	$438,545	$870,918	$1,054,640
OCI, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	33,200	(81,693)	122,169	(328,109)
Net unrealized gains / (losses) on AFS investment securities, net of tax	(41,067)	(172,250)	(9,832)	(527,575)
Pension and post-retirement actuarial gains, net of tax	506	579	991	1,139
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	(7,361)	(253,364)	113,328	(854,545)
COMPREHENSIVE INCOME	$566,677	$185,181	$984,246	$200,095

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2023	530,391	$17,284,611	$(1,215,334)	$1,476,106	$—	$17,545,383	$500,000
Comprehensive (loss) / income	—	—	(7,361)	574,038	—	566,677	—
Dividends paid on common stock	—	—	—	(1,000,000)	—	(1,000,000)	—
Dividends paid on preferred stock	—	—	—	(10,513)	—	(10,513)	—
Preferred stock offering	—	—	—	—	—	—	1,000,000
Balance, June 30, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$—	$17,101,547	$1,500,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2022	530,391	$17,291,775	$(789,291)	$5,442,222	$—	$21,944,706	$—
Comprehensive income/(loss)	—	—	(253,364)	438,545	—	185,181	—
Dividends declared and paid on common stock	—	—	—	(1,250,000)	—	(1,250,000)	—
Stock repurchase	—	1,836	—	—	—	1,836	—
Balance, June 30, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723	$—

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	—	(41,396)	—
Comprehensive income	—	—	113,328	870,918	—	984,246	—
Dividends paid on common stock	—	—	—	(1,250,000)	—	(1,250,000)	—
Dividends paid on preferred stock	—	—	—	(21,025)	—	(21,025)	—
Preferred stock offering	—	—	—	—	—	—	1,000,000
Balance, June 30, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$—	$17,101,547	$1,500,000
	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive (loss) / income	—	—	(854,545)	1,054,640	—	200,095	—
Dividends declared and paid on common stock	—	—	—	(1,250,000)	—	(1,250,000)	—
Stock repurchase	—	(582,327)	—	—	(1,953,395)	(2,535,722)	—
Balance, June 30, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$870,918	$1,054,640
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	751,251	621,009
Deferred tax expense/(benefit)	(406,565)	178,642
Depreciation, amortization and accretion	1,276,824	1,394,273
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(73,738)	(32,708)
Originations of LHFS	—	(195,817)
Proceeds from sales of and collections on LHFS	1,656	361,557
Net change in:
Trading securities and trading liabilities, net	(2,409,768)	(691,653)
Other assets and BOLI	4,531	(786,069)
Other liabilities	(106,725)	(21,719)
Other operating activities, net	(10,249)	1,878
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(101,865)	1,884,033

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	211,171	—
Proceeds from prepayments and maturities of AFS investment securities	793,105	1,287,162
Purchases of AFS investment securities	(472,947)	(1,491,491)
Proceeds from prepayments and maturities of HTM investment securities	258,160	717,996
Purchases of HTM investment securities	—	(661,744)
Proceeds from sales of equity method and other investments	277,120	148,080
Proceeds from maturities of other investments	—	250,000
Purchases of and contributions to equity method and other investments	(876,107)	(768,568)
Distributions from equity method investments	3,014	5,643
Net change in federal funds sold and securities purchased under resale agreements	1,923,743	2,237,227
Proceeds from sales of LHFI	135,133	412,324
Proceeds from settlements of BOLI policies	17,248	16,950
Purchases of LHFI	(117,192)	(649,184)
Net change in loans other than purchases and sales	(1,486,799)	(1,277,390)
Purchases and originations of operating leases	(3,063,575)	(3,382,632)
Proceeds from the sale and termination of operating leases	2,287,561	2,876,948
Proceeds from sales of premises and equipment, net	(67,060)	(80,936)
Acquisition of PCH	—	(391,931)
NET CASH USED IN INVESTING ACTIVITIES	(177,425)	(751,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	355,306	(7,124,061)
Net change in short-term borrowings	(153,788)	2,694,811
Net proceeds from long-term borrowings	17,308,786	15,842,761
Repayments of long-term borrowings	(15,173,392)	(16,705,069)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	644,952	(1,302,356)
Dividends paid on common stock	(1,250,000)	(1,250,000)
Dividends paid on preferred stock	(21,025)	—
Stock repurchase	—	(2,535,722)
Preferred stock offering	1,000,000	—
Other financing activities, net	38,886	15,524
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	2,749,725	(10,364,112)

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,470,435	(9,231,625)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,564,314	25,017,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$19,034,749	$15,785,610

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	38,227	19,329
Loans transferred from/(to) LHFI (from)/to LHFS, net	232,340	507,587
Unsettled purchases of investment securities	21,411	72,338
AFS investment securities transferred to HTM investment securities	—	2,982,195
(1) The six months ended June 30, 2023 and 2022 include cash and cash equivalents balances of $12.9 billion, and $10.5 billion respectively, and restricted cash balances of $6.2 billion, and $5.3 billion respectively.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

3
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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the FRB of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities as a market maker of U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed-income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. APS had approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

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

Recently Adopted Accounting Standards

On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures that removed the specific accounting and disclosure guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. In addition, the standard requires disclosure of current-period gross write-offs by year of origination for financing receivables and net investment in leases. Upon adoption of the standard, the Company recorded an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million. Refer to Note 3 for additional information on modified loans.

Recently Issued Accounting Standards Not Yet Adopted

On March 29, 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of an accounting policy election to apply the proportional amortization method to all tax equity investments that meet specific criteria. The new accounting guidance is effective for the Company beginning January 1, 2024 and early adoption is permitted. The Company is currently evaluating the standard, but does not expect a material impact on the Company's financial position, or results of operations.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2023 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 to these Condensed Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of June 30, 2023.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$27,913	$24	$(10)	$27,927	$220,920	$—	$(2,481)	$218,439
Corporate debt securities	332,073	—	(281)	331,792	371,458	1	(968)	370,491
ABS	513,402	33	(10,078)	503,357	517,920	58	(13,960)	504,018
MBS:
GNMA - Residential	3,337,473	—	(411,430)	2,926,043	3,484,616	—	(403,594)	3,081,022
GNMA - Commercial	669,326	5	(118,337)	550,994	684,502	267	(104,712)	580,057
FHLMC and FNMA - Residential	2,443,158	1	(404,138)	2,039,021	2,574,516	2	(394,317)	2,180,201
FHLMC and FNMA - Commercial	98,671	—	(4,094)	94,577	100,099	—	(4,108)	95,991
Unallocated fair value hedge basis adjustment(1)	(67,678)	—	67,678	—	(39,199)	—	39,199	—
Total investments in debt securities AFS	$7,354,338	$63	$(880,690)	$6,473,711	$7,914,832	$328	$(884,941)	$7,030,219
(1) The Company has entered into fair value hedges of portions of a closed portfolio with an amortized cost basis at June 30, 2023 of approximately $3.0 billion of AFS debt securities, using the portfolio layer method.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$39,880	$—	$(692)	$39,188	$52,201	$—	$(967)	$51,234
MBS:
GNMA - Residential	2,864,522	125	(515,134)	2,349,513	2,968,753	768	(492,643)	2,476,878
GNMA - Commercial	4,912,323	1,207	(779,504)	4,134,026	4,988,848	1,625	(656,952)	4,333,521
FHLMC and FNMA - Residential	1,479,762	—	(125,136)	1,354,626	1,539,416	243	(128,007)	1,411,652
Total investments in debt securities HTM	$9,296,487	$1,332	$(1,420,466)	$7,877,353	$9,549,218	$2,636	$(1,278,569)	$8,273,285

As of June 30, 2023 and December 31, 2022, the Company had investment securities with an estimated carrying value of $14.1 billion and $5.8 billion, respectively, pledged as collateral, which were comprised of the following: $7.9 billion and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.2 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $2.6 billion and zero, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB, $95.5 million and $51.2 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $334.1 million and $418.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of June 30, 2023 or December 31, 2022. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2023 and December 31, 2022, the Company had $83.6 million and $80.4 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2023 or December 31, 2022.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2023 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$262,973	$262,753
Due after 1 year but within 5 years	150,544	147,799
Due after 5 years but within 10 years	336,566	321,285
Due after 10 years	6,671,933	5,741,874
Total	$7,422,016	$6,473,711
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2023 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	20,955	20,345
Due after 5 years but within 10 years	24,208	23,814
Due after 10 years	9,251,324	7,833,194
Total	$9,296,487	$7,877,353

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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,848	$(10)	$—	$—	$212,990	$(2,481)	$—	$—
Corporate debt securities	231,912	(148)	99,880	(133)	365,702	(968)	—	—
ABS	7,146	(180)	490,845	(9,898)	269,158	(7,551)	221,508	(6,409)
MBS:
GNMA - Residential	10,367	(954)	2,915,676	(410,476)	1,269,413	(144,616)	1,811,609	(258,978)
GNMA - Commercial	—	—	550,989	(118,337)	149,717	(20,243)	425,711	(84,469)
FHLMC and FNMA - Residential	64,544	(4,316)	1,974,400	(399,822)	856,047	(82,515)	1,323,972	(311,802)
FHLMC and FNMA - Commercial	13,450	(358)	81,127	(3,736)	51,299	(3,099)	44,691	(1,009)
Total investments in debt securities AFS(1)	$334,267	$(5,966)	$6,112,917	$(942,402)	$3,174,326	$(261,473)	$3,827,491	$(662,667)
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$29,337	$(524)	$9,850	$(168)	$37,510	$(699)	$13,725	$(268)
MBS:
GNMA - Residential	$205,311	$(5,665)	$2,141,258	$(509,469)	$775,414	$(86,237)	$1,598,422	$(406,406)
GNMA - Commercial	259,447	(12,154)	3,851,035	(767,350)	2,208,789	(255,345)	2,052,433	(401,607)
FHLMC and FNMA - Residential	269,853	(11,329)	1,084,773	(113,807)	1,343,276	(128,007)	—	—
Total investments in debt securities HTM	$763,948	$(29,672)	$7,086,916	$(1,390,794)	$4,364,989	$(470,288)	$3,664,580	$(808,281)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at June 30, 2023 or December 31, 2022. As discussed in Note 1, securities for which management has an expectation that nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Proceeds from the sales of AFS securities	$—	$—	$211,171	$—

AFS debt and other securities:
Gross realized gains	$—	$—	$192	$—
Gross realized losses	(118)	—	(4,809)	—
Net realized gains/(losses) on AFS and other securities	$(118)	$—	$(4,617)	$—
Total trading securities gains/(losses)	34,665	10,759	76,124	12,234
Total equity securities gains/(losses)	—	—	—	12,480
Total realized gains/(losses) in income from investments	$34,547	$10,759	$71,507	$24,714

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $7.9 billion of trading securities as of June 30, 2023, compared to $5.9 billion held at December 31, 2022. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations. At June 30, 2023, the Company had $7.5 billion of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
FHLB of Pittsburgh and FRB stock	$709,019	$519,294
LIHTC investments	545,579	492,706
Equity securities not held for trading (1)	60,871	104,161
Interest-bearing deposits with an affiliate bank	300,000	—
Total	$1,615,469	$1,116,161
(1)    Includes $2.5 million and $2.4 million of equity certificates related to an off-balance sheet securitization as of June 30, 2023 and December 31, 2022, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and six months ended June 30, 2023, the Company purchased $250.2 million and $424.2 million of FHLB stock at par, and redeemed $109.0 million and $239.0 million of FHLB stock at par. The Company purchased $771.0 thousand and $4.6 million of FRB stock at par, and redeemed no FRB stock at par during the three months and six months ended June 30, 2023. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $61.0 billion at June 30, 2023 and $50.0 billion at December 31, 2022.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2023 was $193.2 million, compared to $99.6 million at December 31, 2022. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2023 and December 31, 2022, accrued interest receivable on the Company's loans was $590.9 million and $566.8 million, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,484,720	8.7%	$7,971,299	8.2%
C&I loans	14,018,721	14.3%	14,811,074	15.2%
Multifamily loans	10,850,001	11.1%	9,629,423	9.9%
Other commercial(2)	7,602,951	7.8%	7,982,107	8.2%
Total commercial LHFI	40,956,393	41.9%	40,393,903	41.5%
Consumer loans secured by real estate:
Residential mortgages	5,018,521	5.1%	5,202,862	5.3%
Home equity loans and lines of credit	2,691,464	2.8%	3,002,804	3.1%
Total consumer loans secured by real estate	7,709,985	7.9%	8,205,666	8.4%
Consumer loans not secured by real estate:
RICs and auto loans	44,312,014	45.3%	44,577,186	45.8%
Personal unsecured loans	4,723,212	4.8%	4,068,848	4.2%
Other consumer(3)	74,742	0.1%	92,726	0.1%
Total consumer loans	56,819,953	58.1%	56,944,426	58.5%
Total LHFI(1)	$97,776,346	100.0%	$97,338,329	100.0%
Total LHFI:
Fixed rate	$68,592,958	70.2%	$67,693,444	69.5%
Variable rate	29,183,388	29.8%	29,644,885	30.5%
Total LHFI(1)	$97,776,346	100.0%	$97,338,329	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net adjustment to the loan balances of $389.5 million and $286.7 million as of June 30, 2023 and December 31, 2022, respectively.
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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended June 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$581,095	$6,334,197	$6,915,292
Credit loss expense	7,542	201,315	208,857
Charge-offs	(21,223)	(1,046,878)	(1,068,101)
Recoveries	12,828	664,076	676,904
Charge-offs, net of recoveries	(8,395)	(382,802)	(391,197)
ALLL, end of period	$580,242	$6,152,710	$6,732,952

Reserve for unfunded lending commitments, beginning of period (1)	$77,875	$7,859	$85,734
Credit loss expense / (benefit) on unfunded lending commitments	571	(578)	(7)
Reserve for unfunded lending commitments, end of period	78,446	7,281	85,727
Total ACL, end of period	$658,688	$6,159,991	$6,818,679

	Three months ended June 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$557,331	$5,847,900	$6,405,231
Credit loss expense	11,801	397,655	409,456
Charge-offs	(14,451)	(820,061)	(834,512)
Recoveries	14,225	560,849	575,074
Charge-offs, net of recoveries	(226)	(259,212)	(259,438)
ALLL, end of period	$568,906	$5,986,343	$6,555,249

Reserve for unfunded lending commitments, beginning of period	$80,309	$11,120	$91,429
Credit loss expense / (benefit) on unfunded lending commitments	(4,597)	(659)	(5,256)
Reserve for unfunded lending commitments, end of period	75,712	10,461	86,173
Total ACL, end of period	$644,618	$5,996,804	$6,641,422

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Six months ended June 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	29,019	722,087	751,106
Charge-offs	(48,089)	(2,165,978)	(2,214,067)
Recoveries	32,110	1,328,564	1,360,674
Charge-offs, net of recoveries	(15,979)	(837,414)	(853,393)
ALLL, end of period	$580,242	$6,152,710	$6,732,952

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss expense / (benefit) on unfunded lending commitments	737	(592)	145
Reserve for unfunded lending commitments, end of period	78,446	7,281	85,727
Total ACL, end of period	$658,688	$6,159,991	$6,818,679

	Six months ended June 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense	403	638,527	638,930
Charge-offs	(30,620)	(1,701,097)	(1,731,717)
Recoveries	31,814	1,154,812	1,186,626
Charge-offs, net of recoveries	1,194	(546,285)	(545,091)
ALLL, end of period	$568,906	$5,986,343	$6,555,249

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss expense / (benefit) on unfunded lending commitments	(15,479)	(2,442)	(17,921)
Reserve for unfunded lending commitments, end of period	75,712	10,461	86,173
Total ACL, end of period	$644,618	$5,996,804	$6,641,422

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook, indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at June 30, 2023 that the unemployment rate is expected to be approximately 4.5%, better than our previous estimate of 5.1% at December 31, 2022. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at June 30, 2023 to be approximately 218 at the end of 2023 compared to our estimate at December 31, 2022 of approximately 183 for that period. While the economy saw significant recovery in 2022 and into 2023, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation and high interest rates.

The Company's ACL was $6.8 billion at June 30, 2023, a decrease of $47.0 million from December 31, 2022 . The decrease in the ACL was primarily driven by an improvement in the macroeconomic outlook for certain macro variables such as unemployment rate and used vehicle price index, partially offset by a deterioration in the personal unsecured lending portfolio and in the macroeconomic outlook of the CRE portfolio. The ACL for the consumer segment decreased by $65.7 million, and the ACL for the commercial segment increased $18.8 million, for the period ended June 30, 2023 compared to December 31, 2022.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Non-accrual loans:
Commercial:
CRE	$46,838	$62,093	$11,379	$19,694
C&I	164,870	94,299	8,750	11,257
Multifamily	1,766	18,476	—	18,214
Other commercial	5,268	5,180	—	674
Total commercial loans	218,742	180,048	20,129	49,839
Consumer:
Residential mortgages	63,808	75,666	6,501	30,337
Home equity loans and lines of credit	87,862	82,664	18,260	37,755
RICs and auto loans	1,775,007	1,986,748	165,668	179,319
Personal unsecured loans	15,554	10,397	—	—
Other consumer	8,961	5,332	241	129
Total consumer loans	1,951,192	2,160,807	190,670	247,540
Total non-accrual loans	2,169,934	2,340,855	210,799	297,379

OREO	25,039	4,437	—	—
Repossessed vehicles	255,882	229,531	—	—
Foreclosed and other repossessed assets	1,760	1,128	—	—
Total OREO and other repossessed assets	282,681	235,096	—	—
Total non-performing assets	$2,452,615	$2,575,951	$210,799	$297,379
(1) Interest income recognized on a cash basis on nonaccrual loans was $42.5 million and $91.5 million for the three months and six months ended June 30, 2023, respectively, and $34.2 million and $71.9 million for the three months and six months ended June 30, 2022, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	June 30, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$14,882	$3,148	$18,030	$8,466,690	$8,484,720	$—
C&I(1)	87,346	17,323	104,669	14,106,765	14,211,434	—
Multifamily	72,157	—	72,157	10,777,844	10,850,001	—
Other commercial	44,117	3,238	47,355	7,555,596	7,602,951	—
Consumer:
Residential mortgages(3)	75,967	55,238	131,205	4,887,844	5,019,049	—
Home equity loans and lines of credit	30,779	72,636	103,415	2,588,049	2,691,464	—
RICs and auto loans	4,435,584	316,943	4,752,527	39,559,487	44,312,014	—
Personal unsecured loans	62,937	28,719	91,656	4,631,556	4,723,212	4,931
Other consumer	2,542	192	2,734	72,008	74,742	—
Total	$4,826,311	$497,437	$5,323,748	$92,645,839	$97,969,587	$4,931
(1) C&I loans includes $192.7 million of LHFS at June 30, 2023.
(2) CRE loans includes no LHFS at June 30, 2023.
(3) Residential mortgages includes $528 thousand of LHFS at June 30, 2023.

As of:	December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE(2)	$6,971	$3,972	$10,943	$7,971,986	$7,982,929	$—
C&I (1)	48,763	21,884	70,647	14,827,803	14,898,450	—
Multifamily	21,423	—	21,423	9,608,000	9,629,423	—
Other commercial	34,071	2,506	36,577	7,945,530	7,982,107	—
Consumer:
Residential mortgages(3)	76,167	68,237	144,404	5,059,007	5,203,411	—
Home equity loans and lines of credit	37,192	64,107	101,299	2,901,505	3,002,804	—
RICs and auto loans	4,581,952	345,316	4,927,268	39,649,918	44,577,186	—
Personal unsecured loans	42,691	18,620	61,311	4,007,537	4,068,848	3,719
Other consumer	3,752	386	4,138	88,588	92,726	—
Total	$4,852,982	$525,028	$5,378,010	$92,059,874	$97,437,884	$3,719
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2023	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2023(1)	2022	2021	2020	2019	Prior	Total (3)
CRE
Pass	$207,523	$1,495,545	$1,690,091	$1,326,703	$823,864	$1,584,829	$7,128,555
Special mention	—	105,804	239,836	113,344	249,218	162,364	870,566
Substandard	—	—	102,644	50,502	108,475	223,978	485,599
Total CRE	$207,523	$1,601,349	$2,032,571	$1,490,549	$1,181,557	$1,971,171	$8,484,720
Current period gross write-offs - CRE	$—	$—	$—	$—	$7,974	$1,099	$9,073
C&I
Pass	$709,725	$4,331,804	$2,186,907	$1,424,615	$1,186,185	$2,544,820	$12,384,056
Special mention	3,145	122,433	—	49,113	44,263	47,264	266,218
Substandard	274	6,610	116,839	17,883	17,087	291,980	450,673
N/A	176,871	515,247	251,745	93,796	60,162	12,666	1,110,487
Total C&I	$890,015	$4,976,094	$2,555,491	$1,585,407	$1,307,697	$2,896,730	$14,211,434
Current period gross write-offs - C&I	$376	$11,336	$6,377	$2,640	$3,530	$11,614	$35,873
Multifamily
Pass	$1,204,459	$3,326,358	$1,511,984	$958,417	$1,489,655	$1,435,445	$9,926,318
Special mention	—	31,000	104,589	10,580	99,485	151,472	397,126
Substandard	—	19,770	51,117	66,671	112,017	276,982	526,557
Total multifamily	$1,204,459	$3,377,128	$1,667,690	$1,035,668	$1,701,157	$1,863,899	$10,850,001
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$924	$924
Remaining commercial
Pass	$1,756,526	$2,087,237	$1,481,934	$779,287	$452,280	$1,031,779	$7,589,043
Special mention	—	234	5,108	—	—	—	5,342
Substandard	—	713	1,211	1,114	886	4,642	8,566
Total remaining commercial	$1,756,526	$2,088,184	$1,488,253	$780,401	$453,166	$1,036,421	$7,602,951
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$2,219	$2,219
Total commercial loans
Pass	$3,878,233	$11,240,944	$6,870,916	$4,489,022	$3,951,984	$6,596,873	$37,027,972
Special mention	3,145	259,471	349,533	173,037	392,966	361,100	1,539,252
Substandard	274	27,093	271,811	136,170	238,465	797,582	1,471,395
N/A	176,871	515,247	251,745	93,796	60,162	12,666	1,110,487
Total commercial loans	$4,058,523	$12,042,755	$7,744,005	$4,892,025	$4,643,577	$7,768,221	$41,149,106
Current period gross write-offs - Total commercial	$376	$11,336	$6,377	$2,640	$11,504	$15,856	$48,089
(1)Loans originated during the six months ended June 30, 2023.
(2)Includes $192.7 million of LHFS at June 30, 2023.
(3)Includes $186.5 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of June 30, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$599,854	$1,015,977	$583,044	$288,907	$172,069	$114,481	$2,774,332	6.3%
<600	3,064,297	5,242,583	3,537,620	1,633,771	1,064,856	747,030	15,290,157	34.5%
600-639	1,911,050	3,133,072	1,690,468	675,373	422,499	235,534	8,067,996	18.2%
>=640	3,575,214	6,750,591	4,529,819	1,938,416	1,044,923	340,566	18,179,529	41.0%
Total	$9,150,415	$16,142,223	$10,340,951	$4,536,467	$2,704,347	$1,437,611	$44,312,014	100.0%
Current period gross write-offs - RICs and auto loans	$23,417	$997,177	$575,324	$200,074	$134,082	$110,971	$2,041,045
(1)    Loans originated during the six months ended June 30, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$1,390,093	$773,434	$385,534	$236,876	$120,243	$81,560	$2,987,740	6.7%
<600	6,427,169	4,479,653	2,120,477	1,418,891	757,190	399,144	15,602,524	35.0%
600-639	3,801,538	2,142,540	878,099	570,636	264,720	102,409	7,759,942	17.4%
>=640	8,192,528	5,633,422	2,497,563	1,445,413	356,267	101,787	18,226,980	40.9%
Total	$19,811,328	$13,029,049	$5,881,673	$3,671,816	$1,498,420	$684,900	$44,577,186	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of June 30, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$7,421	$—	$—	$—	$—	$56	$7,477	0.2%
<600	—	51	34	7	1	1,459	1,552	—%
600-639	8,607	14,671	1,271	441	541	4,099	29,630	0.6%
>=640	1,603,424	2,107,371	772,453	61,953	26,969	112,383	4,684,553	99.2%
Total	$1,619,452	$2,122,093	$773,758	$62,401	$27,511	$117,997	$4,723,212	100.0%
Current period gross write-offs - Personal unsecured loans	$467	$64,157	$37,448	$2,429	$1,030	$3,044	$108,575
(1)    Loans originated during the six months ended June 30, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2022	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$9,044	$—	$—	$—	$—	$73	$9,117	0.2%
<600	33	8	22	19	43	1,605	1,730	—%
600-639	18,430	1,745	629	790	383	4,164	26,141	0.6%
>=640	2,663,981	1,085,026	93,544	38,661	41,062	109,586	4,031,860	99.2%
Total	$2,691,488	$1,086,779	$94,195	$39,470	$41,488	$115,428	$4,068,848	100.0%
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2023	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2023(1)	2022	2021	2020	2019	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,170	$2,170	$—
<= 70%	—	158,978	996,807	894,777	612,634	2,089,674	4,752,870	—
70.01% - 110%	—	120,099	120,842	11,683	577	9,900	263,101	—
Greater than 110%	—	—	—	—	—	380	380	—
Total residential mortgages	$—	$279,077	$1,117,649	$906,460	$613,211	$2,102,124	$5,018,521	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$2,932	$2,932	$—
<600	—	6,830	15,024	12,701	24,592	111,080	170,227	—
600-679	—	21,640	36,192	32,349	47,071	193,574	330,826	—
680-759	—	74,740	277,688	220,971	167,242	572,563	1,313,204	—
>=760	—	175,867	788,745	640,439	374,306	1,221,975	3,201,332	—
Total residential mortgages	$—	$279,077	$1,117,649	$906,460	$613,211	$2,102,124	$5,018,521	$—
Current period gross write-offs - Residential mortgages	$—	$36	$—	$—	$17	$42	$95

Home equity
LTV Ratios
No LTV available (2)	$—	$1,681	$3,305	$3,052	$3,683	$58,792	$70,513	$44,953
<= 70%	—	38,505	168,262	193,475	245,257	1,924,731	2,570,230	2,491,005
70.01% - 110%	—	10,855	14,075	381	23	22,028	47,362	45,432
Greater than 110%	—	771	359	—	—	2,229	3,359	3,358
Total home equity	$—	$51,812	$186,001	$196,908	$248,963	$2,007,780	$2,691,464	$2,584,748

FICO Scores
No FICO score available	$—	$718	$2,578	$2,729	$3,450	$56,473	$65,948	$40,396
<600	—	1,145	1,438	2,425	6,923	128,605	140,536	124,847
600-679	—	2,068	10,419	10,344	18,909	236,672	278,412	256,773
680-759	—	16,933	61,321	65,362	81,157	643,007	867,780	850,609
>=760	—	30,948	110,245	116,048	138,524	943,023	1,338,788	1,312,123
Total home equity	$—	$51,812	$186,001	$196,908	$248,963	$2,007,780	$2,691,464	$2,584,748
Current period gross write-offs - Home equity	$—	$—	$—	$—	$9	$398	$407
(1) Loans originated during the six months ended June 30, 2023. The Company ceased origination of new residential mortgage and home equity loans in 2022.
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
(4) Excludes LHFS.

During the six months ended June 30, 2023, the Company reported $15.9 million in gross charge-offs related to other consumer portfolios.

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

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions, covenant waivers, payment holidays and interest rate reductions. Commercial loan modifications are generally restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically 12 months for monthly payment schedules).

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Payment Deferral Only
	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
CRE	$—	—%	$190	0.00%
C&I	52,613	0.40%	54,539	0.40%
Multifamily	6,827	0.10%	6,827	0.10%
Consumer:
RICs and auto loans	150,287	0.30%	391,184	0.90%
Total	$209,727	0.21%	$452,740	0.50%

	All Other Modifications
	Three months ended		Six months ended
	June 30, 2023		June 30, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
C&I	$1,317	0.00%	$2,115	0.00%
Other commercial	25	0.00%	25	0.00%
Consumer:
Residential mortgages	1,751	0.00%	1,751	0.00%
Home equity loans and lines of credit	1,953	0.10%	2,606	0.10%
RICs and auto loans	141,275	0.30%	334,632	0.80%
Total	$146,321	0.10%	$341,129	0.30%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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
Provides reduction in interest rate and maturity date extension of up to 36 months beyond current maturity date resulting in reduction to monthly payment. For the year to date June 30, 2023, the weighted average interest rate reduction on the primary loan modification program for RICs was 12.4%.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the current period:

	Amortized Cost
	As of June 30, 2023
(dollars in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
C&I	$48,999	$1,283	$119
Multifamily	—	2,832	—
Other commercial	25	—	—
Consumer:
Residential mortgages	1,370	509	—
Home equity loans and lines of credit	2,715	—	—
RICs and auto loans	503,185	170,712	11,113
Total	$556,294	$175,336	$11,232

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Refer to Note 1 of our Annual Report on Form 10-K for 2022 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the period before default due to the borrower's financial difficulty:

	Amortized Cost		Amortized Cost
	Three months ended		Year ended
	June 30, 2023		June 30, 2023
	Payment deferral	All other modification types	Payment deferral	All other modification types

Commercial:
C&I	157	25	157	25
Consumer:
RICs and auto loans	6,874	3,568	7,187	4,062
Total	$7,031	$3,593	$7,344	$4,087

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

	Three months ended June 30, 2022
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
C&I	30	1,404	1,404
Multi-family	9	7,168	7,168
Other commercial	2	9	9
Consumer:
Residential mortgages(3)	3	488	493
Home equity loans and lines of credit	24	3,589	3,847
RICs and auto loans	8,868	156,579	156,341
Total	8,936	$169,237	$169,262

	Six months ended June 30, 2022
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

	Three months ended June 30,		Six months ended June 30,
	2022		2022
(dollars in thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial
Other commercial	1	11	1	11
Consumer:
Residential mortgages	6	2,088	80	$28,649
Home equity loans and lines of credit	6	546	35	4,947
RICs and auto loans	1,094	19,959	2,903	53,008
Personal unsecured loans	5	104	14	196
Other consumer	—	—	2	57
Total	1,112	$22,708	3,035	$86,868
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Leased vehicles	$18,056,200	$18,241,836
Less: accumulated depreciation	(3,711,855)	(3,699,350)
Depreciated net capitalized cost	$14,344,345	$14,542,486
Manufacturer subvention payments, net of accretion	(521,863)	(447,009)
Origination fees and other costs	253,494	170,435
Leased vehicles, net	$14,075,976	$14,265,912
Commercial equipment vehicles and aircraft, gross	$—	$2,221
Less: accumulated depreciation	—	(1,022)
Commercial equipment vehicles and aircraft, net	$—	$1,199
Total operating lease assets, net	$14,075,976	$14,267,111

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2023 (in thousands):

2023	$1,180,756
2024	1,632,916
2025	852,227
2026	193,230
2027	1,456
Total	$3,860,585

During the three months and six months ended June 30, 2023, the Company recognized $20.0 million and $42.4 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $20.2 million and $46.3 million recognized during the three months and six months ended June 30, 2022, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at December 31, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$2,767,732
Deferred tax acquisition adjustment	—	—	—	—	(1,067)	(1,067)
Goodwill at June 30, 2023	$1,238,676	$159,026	$52,198	$1,015,131	$301,634	$2,766,665
During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. During the three months and six months ended June 30, 2023, there were no other additions, re-allocations, impairments, or disposals of goodwill.

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	June 30, 2023		December 31, 2022
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$248,708	$(221,292)	$260,458	$(209,542)
Stellantis relationship	7,277	(131,473)	10,261	(128,489)
Other intangibles	50,337	(41,967)	55,914	(66,695)
Total intangibles subject to amortization	$306,322	$(394,732)	$326,633	$(404,726)

At June 30, 2023 and December 31, 2022, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $9.9 million and $20.3 million and $10.5 million and $23.0 million for the three months and six months ended June 30, 2023 and 2022, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2023	$39,110	$20,313	$18,797
2024	37,954	—	37,954
2025	34,693	—	34,693
2026	32,496	—	32,496
2027	28,650	—	28,650
Thereafter	153,732	—	153,732

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	June 30, 2023	December 31, 2022
Operating lease ROU assets	$471,905	$532,667
Deferred tax assets	248,934	221,602
Accrued interest receivable	764,906	685,229
Derivative assets at fair value	1,416,618	1,390,218
Other real estate owned and other repossessed assets	282,681	235,096
Equity method investments	299,980	265,392
MSRs	105,241	107,383
Income tax receivables	64,420	400,063
Prepaid expense	494,810	223,815
Miscellaneous assets and receivables	571,384	684,985
Total Other assets	$4,720,879	$4,746,450

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

For the three months and six months ended June 30, 2023, operating lease expenses were $45.1 million and $88.1 million, respectively, compared to $31.0 million and $62.3 million for the corresponding periods in 2022. Sublease income was $1.0 million and $2.0 million, respectively, for the three months and six months ended June 30, 2023, compared to $1.0 million and $1.9 million for the corresponding periods in 2022. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2023	Total Operating leases
(in thousands)
2023	$75,427
2024	138,018
2025	113,466
2026	84,374
2027	72,210
Thereafter	125,234
Total lease liabilities	$608,729
Less: Interest	(49,308)
Present value of lease liabilities	$559,421

Supplemental Balance Sheet Information	June 30, 2023	December 31, 2022
Operating lease ROU assets	$471,905	$532,667
Other liabilities	$559,421	$607,432
Weighted-average remaining lease term (years)	5.8	6.0
Weighted-average discount rate	3.0%	3.0%

	Six months ended June 30,
Other Information	2023	2022
	(in thousands)
Operating cash flows from operating leases(1)	$(76,518)	$(73,160)
Leased assets obtained in exchange for new operating lease liabilities	$22,365	$41,147
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
The collateral and borrowings under credit facilities and securitization notes payable of the Company’s consolidated VIEs remain on the Condensed Consolidated Balance Sheets. The Company recognizes finance charges, fee income, and provision for credit losses on the RICs, and leased vehicles and interest expense on the debt. Revolving credit facilities generally also utilize entities that are considered VIEs which are included on the Condensed Consolidated Balance Sheets.

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Assets
Restricted cash	$978,326	$923,485
LHFI	26,097,994	27,138,450
Operating lease assets, net (1)	14,075,976	14,267,111
Various other assets	655,674	716,707
Total Assets	$41,807,970	$43,045,753
Liabilities
Notes payable	$27,423,697	$31,582,685
Various other liabilities	123,071	137,989
Total Liabilities	$27,546,768	$31,720,674
(1) As noted above, all leased vehicles are originated through a titling trust. At June 30, 2023 and December 31, 2022, $6.9 billion and $4.8 billion of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of June 30, 2023 and December 31, 2022, the Company was servicing $29.3 billion and $31.9 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Assets securitized	$4,529,546	$3,497,142	$5,912,129	$8,657,428

Net proceeds from new securitizations (1)	$2,928,828	$2,091,900	$3,720,878	$6,141,620
Net proceeds on retained bonds	340,121	645,370	595,790	1,029,746
Cash received for servicing fees (2)	229,126	223,836	469,507	461,429
Net distributions from Trusts (2)	849,666	1,092,535	1,422,014	2,206,898
Total cash received from Trusts	$4,347,741	$4,053,641	$6,208,189	$9,839,693
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three months and six months ended June 30, 2023, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the three months and six months ended June 30, 2022, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Related party SPAIN securitizations	$—	$200,320
Third-party SCART serviced securitizations	842,327	1,088,580
Total serviced for other portfolio	$842,327	$1,288,900

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at June 30, 2023 was $39.9 million and $2.5 million of debt and equity investments, respectively, compared to $52.0 million and $2.0 million at December 31, 2022. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Cash received for servicing fees	$2,498	$5,098	$4,558	$11,038

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,323,513	15.5%	$12,950,737	16.4%
Non-interest-bearing demand deposits	16,869,103	21.2%	18,082,061	22.9%
Savings	5,185,850	6.5%	5,282,259	6.7%
Customer repurchase accounts	273,751	0.3%	338,421	0.4%
Money market	26,667,659	33.6%	29,369,827	37.0%
CDs	18,163,971	22.9%	13,105,236	16.6%
Total deposits (1)	$79,483,847	100.0%	$79,128,541	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.7 billion and $5.9 billion at June 30, 2023 and December 31, 2022, respectively.

Public fund deposits collateralized by investment securities, loans, and other financial instruments totaled $3.2 billion and $2.7 billion at June 30, 2023 and December 31, 2022, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $262.6 million and $150.0 million at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company had $4.4 billion and $2.9 billion, respectively, of CDs greater than $250 thousand.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2023 were $45.6 billion, compared to $43.6 billion at December 31, 2022. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the six months ended June 30, 2023, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.50% fixed-to-floating rate senior notes due March 2029, and $500 million in aggregate principal amount of its 6.57% fixed-to-floating rate senior notes due June 2029. Additionally, the Bank issued $131.6 million of credit-linked notes due February 2052, and $115.5 million of credit-linked notes due June 2029. The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. The Company also completed on-balance sheet securitization transactions of $2.2 billion on its SDART platform, of which it retained approximately $238.1 million and the Company issued $2.1 billion of amortizing notes on its SCARF platform.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the three months and six months ended June 30, 2023, the Company paid approximately zero  and $52.0 million to purchase some of its debt related to on-balance sheet securitizations, resulting in a gain of zero  and $2.1 million which is reported as other miscellaneous income within miscellaneous income, net.

Subsequent to June 30, 2023, in July 2023, the Company completed an on-balance sheet securitization transaction of $1.3 billion on its SDART platform, of which it retained approximately $153.7 million.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.88% senior notes due January 2024 (1)	$—	—%	$750,000	2.88%
3.50% senior notes due June 2024	999,059	3.50%	998,567	3.60%
3.45% senior notes due June 2025	997,727	3.45%	997,135	3.58%
4.26% senior notes due June 2025	499,226	4.43%	498,826	4.36%
4.50% senior notes due July 2025	1,098,609	4.50%	1,098,287	4.56%
Senior notes due April 2026 (2)	433,423	5.79%	433,396	3.63%
5.81% senior notes due September 2026	498,827	5.92%	498,697	5.90%
3.24% senior notes due October 2026	927,700	3.24%	924,692	3.97%
6.89% senior notes due June 2027 (1)	750,000	6.89%	—	—%
4.40% senior notes due July 2027	1,049,621	4.40%	1,049,601	4.40%
2.49% senior notes due January 2028	997,199	2.57%	996,691	2.56%
6.50% senior notes due March 2029	996,231	6.59%	—	—%
6.57% senior notes due June 2029	498,057	7.46%	—	—%
2.88% subordinated notes due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	499,998	7.18%	500,000	7.18%
Total Parent Company borrowings	10,745,677		9,245,892
Subsidiaries
Short-term borrowing due within one year, maturing July 2023	$80,793	2.50%	$—	—%
Short-term borrowing due within one year, maturing January 2023	—	—%	234,581	3.05%
FHLB advances, maturing through April 2027	8,650,247	6.18%	4,000,000	4.65%
Credit-linked notes due December 2031 (3)	126,842	3.10%	170,563	2.84%
Credit-linked notes due May 2032 (4)	292,718	6.80%	383,485	6.51%
Credit-linked notes due August 2032 (5)	253,691	8.41%	329,774	7.93%
Credit-linked notes due December 2032 (6)	310,154	9.61%	385,279	9.19%
Credit-linked notes due June 2033 (7)	114,032	9.62%	—	—%
Credit-linked notes due February 2052 (8)	124,447	11.57%	—	—%
Warehouse lines maturing through April 2025(9) (10)	3,232,978	6.54%	3,953,800	5.88%
Secured structured financings maturing through March 2031	21,664,754	0.48% -5.72%	24,884,899	0.48% - 5.72%
Total subsidiary borrowings and other debt obligations	34,850,656		34,342,381
Total Parent Company and subsidiaries' borrowings and other debt obligations	$45,596,333		$43,588,273
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
(6) Issued in December 2022 in the amount of $388.4 million. Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million.
(7) Issued in June 2023 in the amount of 115.5 million. Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
(8) Issued in February 2023 in the amount of $131.6 million. Notes are tied to the performance of a $2.5 billion original reference pool of SBNA residential mortgage loans. The contractual residual amount is $5.1 million.
(9) Refer to further information on amounts committed, pledged, and restricted below.
(10) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.

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

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $45.0 million from the FHLB of Pittsburgh at June 30, 2023 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	June 30, 2023
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2024	$56,100	$500,000	10.19%	$74,674	$—
Warehouse line due July 2024	500,400	1,000,000	6.29%	597,701	2,018
Warehouse line due October 2024	263,000	2,600,000	14.14%	705,331	64
Warehouse line due November 2024	473,500	500,000	6.96%	653,263	—
Warehouse line due January 2025	976,000	1,000,000	5.26%	1,306,973	2,499
Warehouse line due January 2025	279,878	500,000	6.11%	387,033	4,175
Warehouse line due April 2025	684,100	1,000,000	5.23%	1,018,798	1
Total credit facilities	$3,232,978	$7,100,000	6.54%	$4,743,773	$8,757

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

NOTE 9. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	June 30, 2023
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
Public securitizations maturing on various dates through March 2031(1)	$16,455,550	$44,020,205	0.48% - 5.72%	$24,884,264	$963,218
Privately issued amortizing notes maturing on various through February 2030 (3)	5,209,204	10,350,027	1.29% - 6.73%	7,959,128	6,350
Total secured structured financings	$21,664,754	$54,370,232	4.80% - 5.72%	$32,843,392	$969,568
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (Loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended June 30, 2023			March 31, 2023		June 30, 2023
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$42,722	$(12,898)	$29,824
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	3,756	(380)	3,376
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	46,478	(13,278)	33,200	$(426,695)	$33,200	$(393,495)

Change in unrealized (losses) on investments in debt securities AFS	(53,809)	12,848	(40,961)
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	(118)	12	(106)
Net unrealized (losses) / gains on investments in debt securities AFS	(53,927)	12,860	(41,067)	(765,337)	(41,067)	(806,404)
Pension and post-retirement actuarial gain(3)	683	(177)	506	(23,302)	506	(22,796)

As of June 30, 2023	$(6,766)	$(595)	$(7,361)	$(1,215,334)	$(7,361)	$(1,222,695)
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
(3) Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended June 30, 2022			March 31, 2022		June 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(116,864)	$31,488	$(85,376)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	4,650	(967)	3,683
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(112,214)	30,521	(81,693)	$(326,433)	$(81,693)	$(408,126)
Change in unrealized gains/(losses) on investment securities	(243,284)	63,065	(180,219)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)	10,758	(2,789)	7,969
Net unrealized (losses) on investment securities AFS	(232,526)	60,276	(172,250)	(435,230)	(172,250)	(607,480)
Pension and post-retirement actuarial gain(3)	784	(205)	579	(27,628)	579	(27,049)
As of June 30, 2022	$(343,956)	$90,592	$(253,364)	$(789,291)	$(253,364)	$(1,042,655)
(1)- (3) Refer to the corresponding explanations in the table above.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2023			December 31, 2022		June 30, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$160,670	$(45,380)	$115,290
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments(1)	7,612	(733)	6,879
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	168,282	(46,113)	122,169	$(515,664)	$122,169	$(393,495)

Change in unrealized (losses)/gains on investments in debt securities	13,252	(18,912)	(5,660)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities (2)	(4,617)	445	(4,172)
Net unrealized (losses)/gains on investments in debt securities	8,635	(18,467)	(9,832)	(796,572)	(9,832)	(806,404)
Pension and post-retirement actuarial (loss)/gain(3)	1,338	(347)	991	(23,787)	991	(22,796)
As of June 30, 2023	$178,255	$(64,927)	$113,328	$(1,336,023)	$113,328	$(1,222,695)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2022			December 31, 2021		June 30, 2022
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(458,376)	$120,936	$(337,440)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	11,780	(2,449)	9,331
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(446,596)	118,487	(328,109)	$(80,017)	$(328,109)	$(408,126)
Change in unrealized (losses)/gains on investments in debt securities	(737,959)	190,807	(547,152)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	24,714	(5,137)	19,577
Net unrealized gains/(losses) on investments in debt securities	(713,245)	185,670	(527,575)	(79,905)	(527,575)	(607,480)
Pension and post-retirement actuarial gain / (loss)(3)	1,510	(371)	1,139	(28,188)	1,139	(27,049)
As of June 30, 2022	$(1,158,331)	$303,786	$(854,545)	$(188,110)	$(854,545)	$(1,042,655)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 13 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Securities purchased under agreements to resell	$9,038,501	$10,064,717
Securities borrowed	1,461,835	2,359,362
Total	$10,500,336	$12,424,079

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$15,994,579	$15,382,819
Securities lending	33,192	—
Total	$16,027,771	$15,382,819

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

	June 30, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$40,900,434	$(31,861,933)	$9,038,501
Securities borrowed	1,461,835	—	1,461,835
Total	$42,362,269	$(31,861,933)	$10,500,336

	June 30, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$47,856,512	$(31,861,933)	$15,994,579
Securities lending	33,192	—	33,192
Total	$47,889,704	$(31,861,933)	$16,027,771
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$32,015,292	$(21,950,575)	$10,064,717
Securities borrowed	2,359,362	—	2,359,362
Total	$34,374,654	$(21,950,575)	$12,424,079

	December 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$37,333,394	$(21,950,575)	$15,382,819
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	June 30, 2023
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$21,202,560	$7,496,863	$10,914,282	$8,242,807	$47,856,512
Securities lending	33,192	—	—	—	33,192
Total	$21,235,752	$7,496,863	$10,914,282	$8,242,807	$47,889,704

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	June 30, 2023			December 31, 2022
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements
U.S. Treasury	$27,806,994	$—	$27,806,994	$22,477,916
Residential agency MBS	18,110,937	—	18,110,937	13,223,958
Corporate and other securities	1,938,581	33,192	1,971,773	1,631,520
Total	$47,856,512	$33,192	$47,889,704	$37,333,394

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2023, derivatives in this category had a fair value of $95.0 thousand. The credit ratings of the Company and SBNA are currently considered investment grade. As of June 30, 2023, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2023 and December 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $13.1 million and $14.6 million, respectively. The Company had $5.5 million and $7.3 million in cash and securities collateral posted to cover those positions as of June 30, 2023 and December 31, 2022, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $3.0 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Debt securities AFS (Note 2)	$2,432,322	$2,500,000	$67,678	$39,199

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2023, the Company estimated that approximately $111.0 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$—	$2,219	5.57%	9.90%	4.33
Interest rate swaps - debt securities AFS	4,650,000	62,259	—	2.40%	3.37%	3.54
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,523,100	$59,303	$—	5.06%	3.82%	3.1
Pay variable - receive fixed interest rate swaps	16,770,000	—	598,504	1.45%	3.21%	1.19
Interest rate floor	800,000	1	—	—%	—%	0.41
Total	$25,761,866	$121,563	$600,723	2.08%	3.23%	1.85

December 31, 2022
Fair value hedges:
Cross-currency swaps	$50,214	$534	$905	5.28%	8.37%	2.19
Interest rate swaps - debt securities AFS	2,500,000	43,814	4,615	3.66%	1.85%	2.74
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$250,000	$1,361	$—	4.30%	3.92%	3.00
Pay variable - receive fixed interest rate swaps	13,075,000	1,315	685,733	1.35%	3.56%	1.80
Interest rate floor	800,000	1	—	—%	—%	0.91
Total	$16,675,214	$47,025	$691,253	1.69%	3.16%	1.92

During 2018, 2019, and 2020, the Company entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge against variable rate debt and had maturity dates ranging from two to five years. In 2021, the Company de-designated the hedge relationships and terminated the swaps, resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $3.8 million and $7.6 million previously recorded in AOCI into interest expense during the three months and six months ended June 30, 2023.

NOTE 12. DERIVATIVES (continued)

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are often carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for the hedging instrument and the hedged item.

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management requirements related to foreign exchange and lending arrangements. These derivatives primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through offsetting transactions with other dealers, including Santander.

Broker dealer activities

The Company uses exchange-traded options and futures, credit default swaps, and forward-settling securities trades as part of its trading business, as well as to actively manage risk exposures that arise from its trading in cash instruments.

Structured financing activities

In certain circumstances, the Company is required to hedge its interest rate risk on revolving credit and term borrowings related to its secured structured financings. The Company uses interest rate caps to satisfy these requirements, and enters into offsetting option contracts.

Foreign exchange activities

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

AFS securities

The Company uses swaptions to economically hedge changes in the fair value of certain AFS debt securities. Swaptions are agreements that give the Company the option to enter into swap agreements at a specified interest rate at a predetermined date.

Mortgage Banking Derivatives

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Most of the Company`s residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS.

Other derivative activities

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, and a total return swap on Visa, Inc. Class B common shares.

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Mortgage banking derivatives:
Mortgage servicing interest rate swaps	$1,157,000	$682,000	$20,526	$19,479	$40,618	$38,408
Total mortgage banking risk management	1,157,000	682,000	20,526	19,479	40,618	38,408

Customer-related derivatives:
Swaps receive fixed	14,863,034	14,372,637	—	4,111	924,437	939,118
Swaps pay fixed	14,820,812	14,465,930	954,414	970,795	1,797	8,687
Other	8,954,615	7,394,081	82,174	91,724	80,549	89,139
Total customer-related derivatives	38,638,461	36,232,648	1,036,588	1,066,630	1,006,783	1,036,944

Other derivative activities:
Foreign exchange contracts	8,981,045	6,552,782	44,083	69,423	46,470	70,583
Interest rate swap agreements	3,950,200	1,100,100	514	4,454	—	—
Interest rate cap agreements	2,650,485	3,071,578	112,065	143,197	—	—
Options for interest rate cap agreements	2,650,485	3,071,578	—	—	112,065	143,197
Interest rate swaptions	2,500,000	—	46,675	—	—	—
Other	36,700,597	43,519,111	36,756	61,736	42,968	65,614

Total	$97,228,273	$94,229,797	$1,297,207	$1,364,919	$1,248,904	$1,354,746

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended June 30,		Six months ended June 30,
	Line Item	2023	2022	2023	2022

Fair value hedges:
Cross-currency swaps	Net interest income	$(475)	$(1,389)	$(1,305)	$(1,021)
Interest rate swaps	Net interest income	7,762	2,957	13,162	10,045
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	2,399	(4,797)	(1,068)	(12,073)
Pay variable receive-fixed interest rate swap	Interest income on loans	(117,421)	4,538	(219,338)	27,789
Interest rate floors	Interest income on loans	(436)	(44)	(436)	23
Other derivative activities:
Mortgage banking derivatives	Miscellaneous income, net	(4,894)	(11,365)	(2,511)	(30,188)
Customer-related derivatives	Miscellaneous income, net	(16,987)	(39,083)	70	(34,558)
Foreign exchange	Miscellaneous income, net	23,714	49,350	13,434	51,321
Interest rate swaps, caps, and options	Miscellaneous income, net	(2,774)	439	(3,468)	417
Other	Miscellaneous income, net	89,373	31,425	31,814	31,796
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $29.8 million and $115.3 million, and losses of $85.4 million and $337.4 million, net of tax, for the three months and six months ended June 30, 2023, and 2022, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $3.4 million and $6.9 million, and losses of $3.7 million and $9.3 million, net of tax, for the three months and six months ended June 30, 2023, and 2022, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
June 30, 2023
Fair value hedges	$62,259	$—	$62,259	$(18,121)	$44,138
Cash flow hedges	59,304	—	59,304	(59,303)	1
Other derivative activities(1)	1,297,207	(2,152)	1,295,055	(299,390)	995,665
Total Derivative Assets	$1,418,770	$(2,152)	$1,416,618	$(376,814)	$1,039,804

December 31, 2022
Fair value hedges	$44,348	$—	$44,348	$—	$44,348
Cash flow hedges	2,677	—	2,677	—	2,677
Other derivative activities(1)	1,364,919	(21,726)	1,343,193	(259,734)	1,083,459
Total Derivative Assets	$1,411,944	$(21,726)	$1,390,218	$(259,734)	$1,130,484

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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
June 30, 2023
Fair value hedges	$2,219	$—	$2,219	$—	$2,219
Cash flow hedges	598,504	—	598,504	(222,988)	375,516
Other derivative activities(1)	1,248,904	(2,102)	1,246,802	(135,266)	1,111,536
Total Derivative Liabilities	$1,849,627	$(2,102)	$1,847,525	$(358,254)	$1,489,271

December 31, 2022
Fair value hedges	$5,520	$—	$5,520	—	$5,520
Cash flow hedges	685,733	—	685,733	$(302,935)	382,798
Other derivative activities(1)	1,354,746	(21,726)	1,333,020	(149,381)	1,183,639
Total Derivative Liabilities	$2,045,999	$(21,726)	$2,024,273	$(452,316)	$1,571,957
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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Financial assets:
U.S. Treasury securities	$27,927	$—	$—	$27,927	$218,439	$—	$—	$218,439
Corporate debt	—	331,792	—	331,792	—	370,491	—	370,491
ABS	—	503,357	—	503,357	—	504,018	—	504,018
MBS	—	5,610,635	—	5,610,635	—	5,937,271	—	5,937,271
Investment in debt securities AFS(2)	27,927	6,445,784	—	6,473,711	218,439	6,811,780	—	7,030,219
Trading securities	1,028,052	6,862,622	2,582	7,893,256	1,229,279	4,634,676	369	5,864,324
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	1,596,541	—	1,596,541	—	234,169	—	234,169
RICs HFI(3)	—	—	16,983	16,983	—	—	20,924	20,924
LHFS (1)(4)	—	528	—	528	—	549	—	549
MSRs	—	—	105,241	105,241	—	—	107,383	107,383
Other assets - derivatives (2)	9,150	1,407,446	22	1,416,618	602	1,389,593	22	1,390,217
Total financial assets (5)	$1,065,129	$16,312,921	$124,828	$17,502,878	$1,448,320	$13,070,767	$128,698	$14,647,785
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	—	766,898	—	766,898	—	245,149	—	245,149
Trading liabilities	2,041,730	371,151	230	2,413,111	2,557,495	313,920	230	2,871,645
Other liabilities - derivatives (2)	9,847	1,836,289	1,390	1,847,526	448	2,021,593	2,232	2,024,273
Total financial liabilities	$2,051,577	$2,974,338	$1,620	$5,027,535	$2,557,943	$2,580,662	$2,462	$5,141,067
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
(4) Residential mortgage loans.
(5) Approximately $124.8 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.7% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At June 30, 2023 and December 31, 2022, the balance of these loans serviced for others was $8.7 billion and $9.2 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.1 million and $6.0 million, respectively, at June 30, 2023.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.0 million and $7.6 million, respectively, at June 30, 2023.

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

	Three months ended June 30, 2023					Three months ended June 30, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$18,824	$102,310	$(2,379)	$2,356	$121,111	$29,485	$99,517	$(1,387)	$—	$127,615
Gains/(losses) in earnings	—	5,286	1,011	(4)	6,293	—	8,789	22	—	8,811
Additions/Issuances	—	—	—	—	—	47	863	—	1,402	2,312
Settlements(1)	(1,841)	(2,355)	—	—	(4,196)	(3,360)	(4,758)	—	—	(8,118)
Balances, end of period	$16,983	$105,241	$(1,368)	$2,352	$123,208	$26,172	$104,411	$(1,365)	$1,402	$130,620
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$5,286	$1,011	$(4)	$6,293	$—	$8,789	$(82)	$—	$8,707

	Six months ended June 30, 2023					Six months ended June 30, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$20,924	$107,383	$(2,210)	$139	$126,236	$33,529	$79,107	$526	$—	$113,162
Gains/(losses) in earnings	—	2,747	842	(7)	3,582	—	31,553	(1,891)	—	29,662
Additions/Issuances	—	—	—	—	—	47	3,383	—	1,402	4,832
Transfer from Level 2	—	—	—	2,220	2,220	—	—	—		—
Settlements(1)	(3,941)	(4,889)	—	—	(8,830)	(7,404)	(9,632)	—	—	(17,036)
Balances, end of period	$16,983	$105,241	$(1,368)	$2,352	$123,208	$26,172	$104,411	$(1,365)	$1,402	$130,620
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$2,747	$842	$(7)	$3,582	$—	$31,553	$961	$—	$32,514
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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Impaired commercial LHFI	$—	$25,104	$98,542	$123,646	$—	$33,133	$51,794	$84,927
Foreclosed assets	—	26,780	—	26,780	—	4,108	—	4,108
Vehicle inventory	—	275,349	—	275,349	—	246,970	—	246,970
LHFS	—	—	192,713	192,713	—	—	99,006	99,006
Auto loans impaired due to bankruptcy	—	200,935	—	200,935	—	212,866	—	212,866
Goodwill	—	—	2,766,665	2,766,665	—	—	2,767,732	2,767,732

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

The Company had LHFS portfolios of $192.7 million and $99.0 million at June 30, 2023 and December 31, 2022 that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Operations Location	2023	2022	2023	2022
Impaired LHFI	Credit loss expense / (benefit) (1)	$15,568	$(1,107)	$12,318	$9,568
Foreclosed assets	Miscellaneous income, net (1)	—	—	(8)	—
LHFS	Credit loss expense / (benefit) (1)	(3,614)	(77)	(3,614)	(77)
LHFS	Miscellaneous income	(2,461)	(7,447)	(6,230)	(7,447)
Auto loans impaired due to bankruptcy	Credit loss expense	1,656	—	(1,714)	—
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at June 30, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$105,241	DCF	CPR (1)	2.44% - 100.00% (7.48%)
			Discount rate (2)	9.53%
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
(1), (2), (3) - See corresponding footnotes to the June 30, 2023 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	June 30, 2023					December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,880,619	$12,880,619	$12,880,619	$—	$—	$10,218,066	$10,218,066	$10,218,066	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	10,500,336	10,488,950	—	10,488,950	—	12,424,079	12,399,815	—	12,399,815	—
Investments in debt securities AFS	6,473,711	6,473,711	27,927	6,445,784	—	7,030,219	7,030,219	218,439	6,811,780	—
Investments in debt securities HTM	9,296,487	7,877,353	—	7,877,353	—	9,549,218	8,273,285	—	8,273,285	—
Trading securities and other investments(2)	8,193,256	8,194,372	1,028,052	7,163,738	2,582	5,864,324	5,864,324	1,229,279	4,634,676	369
LHFI, net	91,043,394	93,031,720	—	25,104	93,006,616	90,558,330	92,466,522	—	33,133	92,433,389
LHFS	193,241	193,241	—	528	192,713	99,555	99,555	—	549	99,006
Restricted cash	6,154,130	6,154,130	6,154,130	—	—	6,346,248	6,346,248	6,346,248	—	—
MSRs	105,241	105,241	—	—	105,241	107,383	107,383	—	—	107,383
Derivatives	1,416,618	1,416,618	9,150	1,407,446	22	1,390,217	1,390,217	602	1,389,593	22

Financial liabilities:
Deposits (1)	18,163,971	18,219,160	—	18,219,160	—	13,105,236	13,095,685	—	13,095,685	—
Federal funds purchased and securities loaned or sold under repurchase agreements	16,027,771	16,012,236	—	16,012,236	—	15,382,819	15,406,457	—	15,406,457	—
Trading liabilities	2,413,111	2,413,111	2,041,730	371,151	230	2,871,645	2,871,645	2,557,495	313,920	230
Borrowings and other debt obligations	45,596,333	45,017,703	—	35,709,550	9,308,153	43,588,273	42,837,678	—	34,092,868	8,744,810
Derivatives	1,847,526	1,847,526	9,847	1,836,289	1,390	2,024,273	2,024,273	448	2,021,593	2,232
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At June 30, 2023, the fair value of the underlying collateral was $48.3 billion before netting of $31.9 billion, all of which was sold or re-pledged.

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

LHFI, net

The fair values of loans are estimated based on groupings of similar loans, including but not limited to stratification by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion under the section captioned "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" above.

LHFS

The Company has LHFS portfolios that are accounted for at the lower of cost or market. Estimated fair value for these portfolios is generally based on prices obtained from agreements to sell the specific assets, if available, recent market transactions or prices expected to be obtained in the subsequent sales for similar assets.

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

Securities Financing Activities

The Company has elected the FVO for certain of its Securities Financing Activities, primarily to align the accounting with the derivatives that are used to economically hedge changes in fair value of the assets and liabilities. Changes in fair value for Securities Financing Activities under an FVO are recording in non-interest income.

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2023			December 31, 2022
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
RICs HFI	$16,877	$17,173	$(296)	$20,924	$21,358	$(434)
Nonaccrual loans	132	132	—	295	308	(13)
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	1,596,541	1,600,180	(3,639)	$234,169	$237,000	$(2,831)
Federal funds purchased and securities loaned or sold under repurchase agreements	766,896	765,001	1,895	245,149	250,000	(4,851)

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Non-interest income:
Consumer and commercial fees	$88,503	$100,334	$178,831	$197,824
Lease income	620,582	678,655	1,249,006	1,349,859
Capital market revenue	76,804	44,316	113,886	109,075
Miscellaneous income, net
Mortgage banking income, net	4,656	5,936	8,840	17,317
BOLI	14,527	14,340	30,096	29,957
Net gain on sale of operating leases	19,991	20,216	42,374	46,261
Asset and wealth management fees	62,188	66,857	123,321	133,559
(Loss) /Gain on non-mortgage loans	(425)	(6,873)	(5,125)	(6,549)
Other miscellaneous income, net	(8,020)	14,858	883	28,638
Net gain on sale of investment securities	34,547	10,759	71,507	24,714
Total Non-interest income	$913,353	$949,398	$1,813,619	$1,930,655
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$32,275	$41,408	$63,970	$81,308
Commission and trailer fees(2)	56,874	60,599	114,500	119,785
Interchange income, net(2)	16,999	18,547	34,524	36,565
Underwriting service fees(2)	41,516	18,717	69,477	54,379
Asset and wealth management fees(2)	30,510	40,721	60,615	78,645
Other revenue from contracts with customers(2)	4,975	11,676	16,923	23,680
Total in-scope of revenue from contracts with customers	183,149	191,668	360,009	394,362
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	39,344	41,194	80,970	82,728
Lease income	620,582	678,655	1,249,006	1,349,859
Other miscellaneous income, net (3)	35,731	27,122	52,127	78,992
Net gain on sale of investment securities	34,547	10,759	71,507	24,714
Total out-of-scope of revenue from contracts with customers	730,204	757,730	1,453,610	1,536,293
Total non-interest income	$913,353	$949,398	$1,813,619	$1,930,655
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Other expenses:
Amortization of intangibles	$9,867	$10,495	$20,313	$23,034
Deposit insurance premiums and other expenses	23,842	12,784	42,598	21,015
Other administrative expenses	96,867	97,739	183,444	186,491
Other miscellaneous expenses	8,424	6,597	13,623	32,312
Total Other expenses	$139,000	$127,615	$259,978	$262,852

NOTE 15. INCOME TAXES

Income tax expense of $64.6 million and $92.8 million was recorded for the three months and six months ended June 30, 2023, respectively, compared to $107.0 million and $268.7 million for the corresponding periods in 2022. This resulted in an ETR of 10.1% and 9.6% for three months and six months ended June 30, 2023, respectively, compared to 19.6% and 20.3% for the corresponding periods in 2022. The decrease in the ETR for the three months and six months ended June 30, 2023 compared to the three months and six months ended June 30, 2022, was primarily the result of a decrease in expected pre-tax income coupled with an increase in electric vehicle and other general business tax credits for 2023 compared to 2022.

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

The Company had a net deferred tax asset balance of $193.7 million at June 30, 2023 (consisting of a deferred tax asset balance of $248.9 million and a deferred tax liability balance of $55.3 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million). The $361.1 million decrease in net deferred tax liability for the period ended June 30, 2023 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2023	December 31, 2022
	(in thousands)
Commitments to extend credit	$26,408,410	$28,964,952
Letters of credit	1,372,005	1,448,459
Recourse exposure on sold loans	12,964	19,836
Total commitments	$27,793,379	$30,433,247

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

Included within the reported balances for commitments to extend credit at June 30, 2023 and December 31, 2022 were $3.2 billion and $3.3 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2023 was 13.6 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2023 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at June 30, 2023. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2023 and December 31, 2022, the liability related to unfunded lending commitments was $85.7 million and $85.6 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2023	December 31, 2022
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$12,014	$14,219
Other contingencies	Consumer arrangements	—	5,000

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of June 30, 2023, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2023 and December 31, 2022 not subject to a market price check was zero.

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

As of June 30, 2023 and December 31, 2022, the Company accrued aggregate legal and regulatory liabilities of approximately $12.6 million and $17.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $7.0 million as of June 30, 2023 and $9.0 million as of December 31, 2022. Set forth below are descriptions of the significant lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur; no decision has yet been rendered.

Real Legacy Assurance ERISA Litigation: On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. On April 4, 2023, the court granted the plaintiffs' motion for class certification.

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

Mezzanine and Stockholder's Equity

On June 15, 2023, the Company issued 1,000,000 shares of a new series of its preferred stock, the 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, without par value and with a liquidation preference of $1,000 per share, to Santander. As of June 30, 2023, Santander was the sole holder of the Series E and F Preferred Stock.

During the six months ended June 30, 2023, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $1.3 billion. In addition, during the six months ended June 30, 2023, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $21.0 million.

Deposit and checking accounts

At June 30, 2023, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $162.3 million and $130.4 million as of June 30, 2023 and December 31, 2022, respectively.

Repurchase Agreements and Securities Trading

During the three months and six months ended June 30, 2023, SanCap began entering into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements and securities trading activities, which do not eliminate in consolidation, was $50.0 million and $740.0 million at June 30, 2023, respectively. During the three months and six months ended June 30, 2023, the amount of income / expense related to these accounts was negligible to the overall results of the Company and Santander.

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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and in the C&I, CRE, dealer commercial lending in the auto and CIB business segments, offers derivatives relating to foreign exchange and lending arrangements. See Note 12 to the Consolidated Financial Statements for additional details.

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

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$908,011	$411,837	$79,390	$112,936	$61,845	$73,637	$(156,384)	$1,491,272
Non-interest income	650,238	63,733	16,779	12,651	88,058	62,852	19,042	913,353
Credit loss expense / (benefit)	95,850	97,712	(7,150)	25,683	(3,011)	—	(234)	208,850
Total expenses	824,907	359,816	61,037	34,636	115,892	67,499	93,327	1,557,114
Income/(loss) before income taxes	637,492	18,042	42,282	65,268	37,022	68,990	(230,435)	638,661
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$1,021,335	$331,433	$75,795	$84,747	$48,361	$45,227	$(73,486)	$1,533,412
Non-interest income	696,509	78,709	12,488	7,187	72,599	62,587	19,319	949,398
Credit loss expense / (benefit)	334,181	58,299	8,622	4,550	(3,003)	—	1,551	404,200
Total expenses	828,895	376,912	64,771	32,149	117,201	59,375	53,769	1,533,072
Income/(loss) before income taxes	554,768	(25,069)	14,890	55,235	6,762	48,439	(109,487)	545,538
(1) Refer to corresponding notes above

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$1,828,283	$812,084	$161,994	$218,068	$121,634	$143,656	$(284,055)	$3,001,664
Non-interest income	1,300,920	129,707	27,707	17,648	177,793	120,507	39,337	1,813,619
Credit loss expense / (benefit)	513,615	206,807	(5,056)	56,066	(14,132)	—	(6,049)	751,251
Total expenses	1,648,797	730,227	120,305	66,468	235,177	136,021	163,292	3,100,287
Income/(loss) before income taxes	966,791	4,757	74,452	113,182	78,382	128,142	(401,961)	963,745
Total assets	62,561,204	13,150,873	5,528,337	22,339,705	29,510,739	7,671,458	30,059,380	170,821,696
(1) Refer to corresponding notes above

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$2,072,601	$633,389	$143,457	$163,182	$74,250	$64,370	$(137,832)	$3,013,417
Total non-interest income	1,402,865	156,712	27,374	22,064	142,266	140,237	39,137	1,930,655
Provision for credit losses	554,707	65,343	12,256	(14,788)	3,390	—	101	621,009
Total expenses	1,630,383	754,049	132,517	64,050	193,233	121,032	104,498	2,999,762
Income/(loss) before income taxes	1,290,376	(29,291)	26,058	135,984	19,893	83,575	(203,294)	1,323,301
Total assets	61,804,866	12,880,656	6,661,483	18,481,532	28,747,499	8,304,682	28,443,114	165,323,832
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

Refer to Note 1 of the Condensed Consolidated Financial Statements for additional information on SHUSA's April 2022 acquisition of PCH.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at June 30, 2023 was 3.6% compared to 3.5% at March 31, 2023 and 3.6% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

June 30, 2023
Dow Jones Industrial Average	3.8%
S&P 500	15.9%
NASDAQ Composite	31.7%

At its June 2023 meeting, the Federal Open Market Committee maintained the federal funds rate target range of 5.00% - 5.25%. The FOMC continues to focus its policy making on maximum employment and a 2.0% inflation target rate.

The ten-year Treasury bond rate at June 30, 2023 was 3.82%, down from 3.88% at December 31, 2022.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim- based index, decreased from 219.3 at December 31, 2022 to 215.1 at June 30, 2023.

Recent Events Affecting the Financial Services Industry
In response to the current interest rate environment and recent events affecting the financial services industry, the Company has enhanced its monitoring of interest rate and liquidity risks. Additional information related to these matters can be found in the sections of this MD&A titled Deposits, Bank Regulatory Capital, Liquidity and Capital Resources, and Asset and Liability Management.

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. The Company was not materially impacted by these events during the quarter; however, changing market conditions are considered a significant risk factor to the Company. These factors will likely increase competition and pricing on customer deposits over the short and medium term, heighten market and regulatory focus and reform on liquidity, capital, and interest rate risk, and will likely result in a special assessment on banks to cover losses to the FDIC’s Deposit Insurance Fund which we estimate to be approximately $60 million in total and paid quarterly over the next two years beginning in the first quarter of 2024. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of June 30, 2023, SHUSA is designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 1 to these Consolidated Financial Statements, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. SHUSA remains in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020 which was elected by the Company.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically under-capitalized situations, appointment of a receiver or conservator. Critically under-capitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2023, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of June 30, 2023, SHUSA's CET1 minimum requirement was 8.2% and will decline to 7.0% on October 1, 2023.

Revisions to regulatory capital rules are in progress. On July 27, 2023, the regulatory agencies released a notice of proposed rulemaking (NPR) which includes proposed changes to regulatory capital and RWA calculations. The proposed rules and their impact on SHUSA are under review.

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

SHUSA is integrating SanCap's products, models and infrastructure into SHUSA’s U.S. market risk rule program, which is scheduled to be completed in 2023. Until the integration is completed and SanCap’s models are in compliance with the U.S. market risk rule, SHUSA is required to include and report market risk RWAs as of June 30, 2023 utilizing the approaches available in the U.S. market risk rule. Assuming a consistent balance of assets, the Company expects market risk RWAs to decrease as the models are fully implemented.

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

Broker-Dealer Regulation

The Broker-Dealers are registered with the SEC and subject to the regulation of the SEC, FINRA, CFTC, CME, and the NFA. These entities are subject to the SEC’s uniform net capital rule, which requires the maintenance of minimum net capital levels. In addition, these entities are required to maintain proper controls over customer funds and securities and ensure that customer assets are not used for the benefit of the Broker-Dealer. These requirements also restrict the Broker-Dealer’s ability to withdraw capital. Prior written notification to and approval from the applicable regulators is required for withdrawals exceeding 30 percent of the Broker-Dealer’s excess net capital and also where the Broker-Dealer’s net capital would be less than 25 percent of deductions from its net worth in computing net capital.

Edge Act Corporation Requirements

Edge Act corporations such as BSI are chartered under Section 25A of the Federal Reserve Act. These entities are subject to specific regulatory requirements under Regulation K. Permissible activities of Edge Act and agreement corporations include those incidental to international or foreign business. Deposit-taking, credit, and fiduciary and investment advisor services are subject to applicable Federal Reserve regulations. Edge Act corporations are also subject to the USA Patriot Act as well as all applicable laws and regulations designed to combat money laundering and the financing of terrorist activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference Rate Reform

The US dollar LIBOR reference rate panel ceased publication of LIBOR tenors on June 30, 2023. Although 1-, 3-, and 6-month LIBOR settings continue to be published in synthetic form, these rates are not representative of the markets and, as a result, are not generally used unless required by the underlying contract. Under the guidance of our cross-functional LIBOR transition program, the Company offered products linked to alternative reference rates and remediated existing contracts that used LIBOR reference rates. On December 1, 2022, we ceased originations of new LIBOR-referenced products that do not fall under 'approved use' categories.

The Company continues to hold loans, derivatives, and other financial instruments that used a LIBOR reference rate fixed prior to cessation. These facilities will move to alternative rates at the time of their next contractual rate reset. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market. As of June 30, 2023, the Company had approximately $4 billion of loans with LIBOR exposure. We also had approximately $26 billion in notional amounts of derivative contracts with LIBOR exposure.

As of June 30, 2023, the Company has largely completed its LIBOR-to-SOFR transition program. The Company significantly reduced LIBOR exposure by continuing to actively transition clients to SOFR in the second quarter of 2023. Remaining LIBOR loans and derivatives bearing interest based on LIBOR have agreed upon fallback amendments or direct-to-SOFR agreements or notices, or other established means of transition, which will effect a change to alternative rates upon the next contractual rate reset date. For those clients who have not responded to the Company or were uncooperative in agreeing to contract transition agreements, the Company utilized provisions in the Adjustable Interest Rate (LIBOR) Act to move their loan and derivative contracts to alternative rates with credit spreads as set by that Act.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended June 30, 2023 and 2022
	2023 (1)			2022 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$10,858,917	$198,785	7.32%	$11,569,700	$30,670	1.06%	$168,115	$(1,765)	$169,880
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	59,216,122	694,244	4.69%	54,065,025	81,780	0.61%	612,464	8,574	603,890
Federal funds sold and securities purchased under resale or similar agreements, netting	(42,661,416)			(38,183,562)
Federal funds sold and securities purchased under resale or similar agreements, net	16,554,706			15,881,463
AFS	6,668,476	66,925	4.01%	8,203,077	31,647	1.54%	35,278	(4,657)	39,935
HTM	9,363,935	46,288	1.98%	9,358,440	39,734	1.70%	6,554	24	6,530
Trading securities	9,194,861	103,096	4.48%	4,837,696	34,327	2.84%	68,769	41,901	26,868
Other investments	1,360,235	9,719	2.86%	904,507	5,291	2.34%	4,428	3,073	1,355
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$54,001,130	$1,119,057	8.29%	$50,754,883	$223,449	1.76%	$895,608	$15,136	$880,472
LOANS (4):
C&I	15,335,772	138,259	3.61%	13,723,565	112,099	3.27%	26,160	13,878	12,282
CRE	8,397,908	155,207	7.39%	7,461,555	63,691	3.41%	91,516	8,886	82,630
Other commercial loans	7,420,004	84,347	4.55%	8,138,719	60,060	2.95%	24,287	(4,724)	29,011
Multifamily	10,779,008	130,360	4.84%	7,866,175	65,484	3.33%	64,876	29,162	35,714
Total commercial loans	41,932,692	508,173	4.85%	37,190,014	301,334	3.24%	206,839	47,202	159,637
Consumer loans:
Residential mortgages	5,072,266	44,303	3.49%	5,430,160	44,792	3.30%	(489)	(3,868)	3,379
Home equity loans and lines of credit	2,760,133	51,198	7.42%	3,326,105	27,783	3.34%	23,415	(3,789)	27,204
Total consumer loans secured by real estate	7,832,399	95,501	4.88%	8,756,265	72,575	3.32%	22,926	(7,657)	30,583
RICs and auto loans	44,338,266	1,318,092	11.89%	43,457,850	1,238,960	11.40%	79,132	25,346	53,786
Personal unsecured	4,624,716	129,791	11.23%	2,738,428	69,514	10.15%	60,277	52,212	8,065
Other consumer	78,914	1,308	6.63%	120,180	1,882	6.26%	(574)	(693)	119
Total consumer	56,874,295	1,544,692	10.86%	55,072,723	1,382,931	10.04%	161,761	69,208	92,553
Total loans	98,806,987	2,052,865	8.31%	92,262,737	1,684,265	7.30%	368,600	116,410	252,190
TOTAL EARNING ASSETS	152,808,117	3,171,922	8.30%	143,017,620	1,907,714	5.34%	1,264,208	131,546	1,132,662
Non-interest bearing assets (5)	26,314,340			26,916,469
TOTAL ASSETS	$179,122,457			$169,934,089
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,865,796	$35,085	1.09%	$14,660,189	$3,618	0.10%	$31,467	$(393)	$31,860
Savings	5,071,286	1,735	0.14%	5,671,614	493	0.03%	1,242	(37)	1,279
Money market	26,569,731	152,420	2.29%	33,574,135	23,040	0.27%	129,380	(3,713)	133,093
CDs	16,135,937	168,179	4.17%	2,161,745	2,713	0.50%	165,466	77,488	87,978
TOTAL INTEREST-BEARING DEPOSITS	60,642,750	357,419	2.36%	56,067,683	29,864	0.21%	327,555	73,345	254,210
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	61,473,251	766,698	4.99%	54,143,934	84,682	0.63%	682,016	13,095	668,921
Federal funds purchased and securities sold under agreements to repurchase, netting	(39,030,391)			(36,635,486)
Federal funds purchased and securities sold under agreements to repurchase, net	22,442,860			17,508,448
Trading liabilities	3,797,412	37,835	3.99%	2,806,245	16,029	2.28%	21,806	6,982	14,824
FHLB advances	9,179,198	115,144	5.02%	997,253	3,284	1.32%	111,860	83,380	28,480
Other borrowings	37,654,888	403,554	4.29%	40,535,315	240,443	2.37%	163,111	(15,675)	178,786
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	73,074,358	1,323,231	7.24%	61,847,261	344,438	2.23%	978,793	73,214	905,579
TOTAL INTEREST-BEARING FUNDING LIABILITIES	133,717,108	1,680,650	5.03%	117,914,944	374,302	1.27%	1,306,348	56,565	1,249,783

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest bearing liabilities (6)	26,935,148			30,816,096
TOTAL LIABILITIES	160,652,256			148,731,040
Mezzanine Equity	675,824			—
STOCKHOLDER’S EQUITY	17,794,377			21,203,049
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$179,122,457			$169,934,089
NET INTEREST SPREAD (7)			3.27%			4.07%
NET INTEREST MARGIN (8)			3.90%			4.29%
NET INTEREST INCOME		$1,491,272			$1,533,412

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30, 2023 and 2022
	2023 (1)			2022 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$9,843,336	$353,150	7.18%	$13,067,163	$38,744	0.59%	$314,406	$(7,106)	$321,512
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	53,390,627	1,216,634	4.56%	54,426,163	83,732	0.31%	1,132,902	(1,586)	1,134,488
Federal funds sold and securities purchased under resale or similar agreements, netting	(37,294,495)			(38,169,890)
Federal funds sold and securities purchased under resale or similar agreements, net	16,096,132			16,256,273
AFS	6,804,581	132,996	3.91%	9,730,213	65,331	1.34%	67,665	(12,579)	80,244
HTM	9,426,221	93,545	1.98%	8,022,765	70,891	1.77%	22,654	13,500	9,154
Trading securities	8,129,904	175,558	4.32%	4,893,681	34,327	1.40%	141,231	33,994	107,237
Other investments	1,273,954	17,971	2.82%	921,198	7,528	1.63%	10,443	3,593	6,850
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$51,574,128	$1,989,854	7.72%	$52,891,293	$300,553	1.14%	$1,689,301	$29,816	$1,659,485
LOANS (4):
C&I	15,574,419	275,657	3.54%	14,070,116	226,439	3.22%	49,218	25,510	23,708
CRE	8,305,391	295,687	7.12%	7,343,431	115,128	3.14%	180,559	16,918	163,641
Other commercial loans	7,484,816	167,095	4.46%	7,989,620	100,169	2.51%	66,926	(5,923)	72,849
Multifamily	10,431,564	243,181	4.66%	7,679,063	123,740	3.22%	119,441	53,139	66,302
Total commercial loans	41,796,190	981,620	4.70%	37,082,230	565,476	3.05%	416,144	89,644	326,500
Consumer loans:
Residential mortgages	5,117,801	88,856	3.47%	5,544,745	88,603	3.20%	253	(2,641)	2,894
Home equity loans and lines of credit	2,841,514	101,061	7.11%	3,377,498	53,785	3.18%	47,276	(6,964)	54,240
Total consumer loans secured by real estate	7,959,315	189,917	4.77%	8,922,243	142,388	3.19%	47,529	(9,605)	57,134
RICs and auto loans	44,439,689	2,615,155	11.77%	43,362,296	2,493,180	11.50%	121,975	62,720	59,255
Personal unsecured	4,392,050	245,823	11.19%	2,471,286	124,549	10.08%	121,274	98,850	22,424
Other consumer	83,454	1,700	4.07%	127,296	3,756	5.90%	(2,056)	(1,082)	(974)
Total consumer	56,874,508	3,052,595	10.73%	54,883,121	2,763,873	10.07%	288,722	150,883	137,839
Total loans	98,670,698	4,034,215	8.18%	91,965,351	3,329,349	7.24%	704,866	240,527	464,339
TOTAL EARNING ASSETS	150,244,826	6,024,069	8.02%	144,856,644	3,629,902	5.01%	2,394,167	270,343	2,123,824
Non-interest bearing assets (5)	26,402,351			26,403,055
TOTAL ASSETS	$176,647,177			$171,259,699
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,768,442	$58,736	0.92%	$14,534,380	$5,280	0.07%	$53,456	$(540)	$53,996
Savings	5,122,010	2,666	0.10%	5,636,843	987	0.04%	1,679	(109)	1,788
Money market	27,355,117	279,862	2.05%	34,076,266	34,825	0.20%	245,037	(5,342)	250,379
CDs	15,406,015	304,993	3.96%	2,288,940	5,718	0.50%	299,275	135,572	163,703
TOTAL INTEREST-BEARING DEPOSITS	60,651,584	646,257	2.13%	56,536,429	46,810	0.17%	599,447	129,581	469,866
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	55,913,571	1,336,974	4.78%	54,504,793	85,525	0.31%	1,251,449	2,253	1,249,196
Federal funds purchased and securities sold under agreements to repurchase, netting	(34,758,840)			(36,621,814)
Federal funds purchased and securities sold under agreements to repurchase, net	21,154,731			17,882,979
Trading liabilities	3,534,476	69,691	3.94%	2,804,620	16,290	1.16%	53,401	5,233	48,168
FHLB advances	7,250,232	180,565	4.98%	625,691	3,864	1.24%	176,701	137,526	39,175
Other borrowings	38,247,337	788,918	4.13%	40,647,693	463,996	2.28%	324,922	(25,506)	350,428
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	70,186,776	2,376,148	6.77%	61,960,983	569,675	1.84%	1,806,473	119,506	1,686,967
TOTAL INTEREST-BEARING FUNDING LIABILITIES	130,838,360	3,022,405	4.62%	118,497,412	616,485	1.04%	2,405,920	249,087	2,156,833
Non-interest bearing liabilities (6)	27,428,073			30,392,958
TOTAL LIABILITIES	158,266,433			148,890,370
Mezzanine Equity	587,875			—
STOCKHOLDER’S EQUITY	17,792,869			22,369,329
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$176,647,177			$171,259,699
NET INTEREST SPREAD (7)			3.40%			3.97%
NET INTEREST MARGIN (8)			4.00%			4.16%
NET INTEREST INCOME		$3,001,664			$3,013,417
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.
(3)Represents the average gross Securities Financing Activities balance, including activity that qualifies for balance sheet netting, as discussed further in Note 11 to these Condensed Consolidated Financial Statements..

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(4)Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.
(5)Includes Allowance for Loan Losses and Other assets including leases, goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 6 to the Condensed Consolidated Financial Statements for further discussion.
(6)Includes Non-interest bearing deposits and Other liabilities primarily including accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(7)Represents the difference between the yield on total earning assets and the cost of total funding liabilities on a managed basis.
(8)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
.

NET INTEREST INCOME

Net interest income decreased $42.1 million and decreased $11.8 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $368.6 million and increased $704.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average loan volume of $116.4 million and an increase in average rates of $252.2 million. The six month period change is attributed to an increase in average loan volume of $240.5 million and an increase in average rates of $464.3 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increases are also attributed to interest rate increases.
•Interest income on interest-earning deposits increased $168.1 million and increased $314.4 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to a decrease in average interest-bearing deposits volume of $1.8 million and an increase in average rates of $169.9 million. The six month period change is attributed to a decrease in average interest-bearing deposits volume of $7.1 million and an increase in average rates of $321.5 million. These changes are primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $612.5 million and increased $1.1 billion for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $8.6 million and an increase in average rates of $603.9 million. The six month period change is attributed to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangement volume of $1.6 million and an increase in average rates of $1.1 billion. These changes are primarily due to increased Securities Financing Activities following the acquisition of PCH during 2022.
•Interest income on investment securities increased $115.0 million and increased $242.0 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average investment securities volume of $40.3 million and an increase in average rates of $74.7 million. The six month period change is attributed to an increase in average investment securities volume of $38.5 million and an increase in average rates of $203.5 million. These changes are primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $327.6 million and increased $599.4 million for the three months and six months June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average interest-bearing deposit volume of $73.3 million and an increase in average rates of $254.2 million. The six month period change is attributed to an increase in average interest-bearing deposit volume of $129.6 million and an increase in average rates of $469.9 million. The increase in average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increase $978.8 million and increased $1.8 billion for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $73.2 million and an increase in average rates of $905.6 million. The six month period change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $119.5 million and an increase in average rates of $1.7 billion. Both changes were mostly attributed to an increase in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $208.9 million and $751.3 million for the three months and six months ended June 30, 2023, respectively, compared to a credit loss expense of $404.2 million and $621.0 million for the corresponding periods in 2022. The credit loss expense during the three months and six months ended June 30, 2023 was mainly due to RICs charge-offs which continue to normalize.

Credit loss expense on commercial loans decreased $4.3 million and increased $28.6 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, primarily driven by deterioration in macroeconomic outlook for the CRE portfolio and other factors such as rising interest rates and persistent inflation.

Credit loss expense on consumer loans decreased $196.3 million and increased $83.6 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, primarily driven by an increase in RIC charge-offs and deterioration in personal unsecured lending portfolios, partially offset by the release of the allowance driven by Auto and an increase in recoveries. Net charge-offs on the consumer loan portfolios increased $123.6 million and $291.1 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, as current year activity reflects normalization in credit performance as delinquencies have started to return to the pre- COVID-19 pandemic levels and repossession activity increased compared to 2022.

The credit loss expense on unfunded credit losses for the three months and six months ended June 30, 2023 increased $5.2 million and $18.1 million, respectively, compared to the corresponding periods in 2022.

NON-INTEREST INCOME

	Three months ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$57,156	$62,767	$109,221	$124,820	$(5,611)	(8.9)%	$(15,599)	(12.5)%
Commercial fees	31,347	37,567	69,610	73,004	(6,220)	(16.6)%	(3,394)	(4.6)%
Lease income	620,582	678,655	1,249,006	1,349,859	(58,073)	(8.6)%	(100,853)	(7.5)%
Capital market revenue	76,804	44,316	113,886	109,075	32,488	73.3%	4,811	4.4%
Miscellaneous income, net	92,917	115,334	200,389	249,183	(22,417)	(19.4)%	(48,794)	(19.6)%
Net gains recognized in earnings	34,547	10,759	71,507	24,714	23,788	221.1%	46,793	189.3%
Total non-interest income	$913,353	$949,398	$1,813,619	$1,930,655	$(36,045)	(3.8)%	$(117,036)	(6.1)%

Total non-interest income decreased $36.0 million and $117.0 million for the three months and six months ended June 30, 2023, respectively compared to the corresponding periods in 2022. These changes were primarily due to:

•a decrease in lease income of $58.1 million and $100.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, primarily due to lower operating lease volume;
•an increase in net gains recognized in earnings of $23.8 million and $46.8 million for three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, primarily due to an increase in securitized products;
•a decrease in miscellaneous income, net of $22.4 million and $48.8 million, for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022 discussed further below.

Miscellaneous income

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$4,656	$5,936	$8,840	$17,317	$(1,280)	(21.6)%	$(8,477)	(49.0)%
BOLI	14,527	14,340	30,096	29,957	187	1.3%	139	0.5%
Net gain on sale of operating leases	19,991	20,216	42,374	46,261	(225)	(1.1)%	(3,887)	(8.4)%
Asset and wealth management fees	62,188	66,857	123,321	133,559	(4,669)	(7.0)%	(10,238)	(7.7)%
Gain/(Loss) on sale of non-mortgage loans	(425)	(6,873)	(5,125)	(6,549)	6,448	93.8%	1,424	21.7%
Other miscellaneous income / (loss), net	(8,020)	14,858	883	28,638	(22,878)	(154.0)%	(27,755)	(96.9)%
Total miscellaneous income	$92,917	$115,334	$200,389	$249,183	$(22,417)	(19.4)%	$(48,794)	(19.6)%

Miscellaneous income decreased $22.4 million and $48.8 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The decreases for both periods were primarily due to a decrease in management fee income and miscellaneous fee income, offset by an increase in equity method investments income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended June 30,		Six months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$499,398	$497,606	$991,149	$992,932	$1,792	0.4%	$(1,783)	(0.2)%
Occupancy and equipment expenses	174,878	150,589	344,618	302,138	24,289	16.1%	42,480	14.1%
Technology, outside services, and marketing expense	169,729	176,639	339,022	314,323	(6,910)	(3.9)%	24,699	7.9%
Loan expense	85,247	65,009	189,691	130,601	20,238	31.1%	59,090	45.2%
Lease expense	488,862	515,614	975,829	996,916	(26,752)	(5.2)%	(21,087)	(2.1)%
Other expenses	139,000	127,615	259,978	262,852	11,385	8.9%	(2,874)	(1.1)%
Total general, administrative and other expenses	$1,557,114	$1,533,072	$3,100,287	$2,999,762	$24,042	1.6%	$100,525	3.4%

Total general, administrative and other expenses increased $24.0 million and $100.5 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. The most significant contributing factors were as follows:

•Occupancy and equipment expenses increased $24.3 million and $42.5 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, primarily related to the Company's transformation initiatives.

•Loan expense increased $20.2 million and $59.1 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022, due to increasing auto loan servicing costs.

INCOME TAX PROVISION

Income tax expense of $64.6 million and $92.8 million were recorded for the three months and six months ended June 30, 2023, respectively, compared to $107.0 million and $268.7 million for the corresponding periods in 2022. This resulted in an ETR of 10.1% and 9.6% for three months and six months ended June 30, 2023, respectively, compared to 19.6% and 20.3% for the corresponding periods in 2022. The decrease in the Company’s ETR from June 30, 2022 to June 30, 2023 is primarily the result of a decrease in expected pre-tax income for 2023 compared to 2022 coupled with an expected increase in electric vehicle and other general business tax credits in 2023, which reduce the ETR.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three Months Ended	June 30, 2023			June 30, 2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$908,011	$411,837	$1,319,848	$1,021,335	$331,433	$1,352,768	$(32,920)	(2.4)%
Non-interest income	650,238	63,733	$713,971	696,509	78,709	$775,218	$(61,247)	(7.9)%
Credit loss expense / (benefit)	95,850	97,712	$193,562	334,181	58,299	$392,480	$(198,918)	(50.7)%
Total expenses	824,907	359,816	$1,184,723	828,895	376,912	$1,205,807	$(21,084)	(1.7)%
Income/(loss) before income taxes	637,492	18,042	$655,534	554,768	(25,069)	$529,699	$125,835	23.8%

Six months ended	June 30, 2023			June 30, 2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$1,828,283	$812,084	$2,640,367	$2,072,601	$633,389	$2,705,990	$(65,623)	(2.4)%
Non-interest income	1,300,920	129,707	$1,430,627	1,402,865	156,712	$1,559,577	$(128,950)	(8.3)%
Credit loss expense / (benefit)	513,615	206,807	$720,422	554,707	65,343	$620,050	$100,372	16.2%
Total expenses	1,648,797	730,227	$2,379,024	1,630,383	754,049	$2,384,432	$(5,408)	(0.2)%
Income/(loss) before income taxes	966,791	4,757	$971,548	1,290,376	(29,291)	$1,261,085	$(289,537)	(23.0)%
Total assets	62,561,204	13,150,873	$75,712,077	61,804,866	12,880,656	$74,685,522	$1,026,555	1.4%

The Company reported total income before income taxes related to its Consumer activities of $655.5 million and $971.5 million for the three months and six months ended June 30, 2023, respectively, compared to income before income taxes of $529.7 million and $1.3 billion for the corresponding periods in 2022. The most significant drivers of these changes were:

•Net interest income for Auto decreased $113.3 million and decreased $244.3 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. These changes were primarily due to higher interest expense on borrowings partially offset by higher loan volume and slightly higher yields on new originations.
•Credit loss expense in Auto decreased $238.3 million and decreased $41.1 million or the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. This improvement was driven by lower ACL build due to macroeconomic scenario improvements; delinquency normalization continues however still lower to pre-pandemic levels.
•Net interest income for CBB increased $80.4 million and increased $178.7 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. These changes were primarily driven by increased loan balances and improved deposit FTP.
•Credit loss expense for CBB increased $39.4 million and increased $141.5 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were driven by higher reserve builds and normalization of delinquency.

Commercial Activities

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three Months Ended	June 30, 2023			June 30, 2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$79,390	$112,936	$192,326	$75,795	$84,747	$160,542	$31,784	19.8%
Non-interest income	16,779	12,651	$29,430	12,488	7,187	$19,675	$9,755	49.6%
Credit loss expense / (benefit)	(7,150)	25,683	$18,533	8,622	4,550	$13,172	$5,361	40.7%
Total expenses	61,037	34,636	$95,673	64,771	32,149	$96,920	$(1,247)	(1.3)%
Income/(loss) before income taxes	42,282	65,268	$107,550	14,890	55,235	$70,125	$37,425	53.4%

Six Months Ended	June 30, 2023			June 30, 2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$161,994	$218,068	$380,062	$143,457	$163,182	$306,639	$73,423	23.9%
Non-interest income	27,707	17,648	$45,355	27,374	22,064	$49,438	$(4,083)	(8.3)%
Credit loss expense / (benefit)	(5,056)	56,066	$51,010	12,256	(14,788)	$(2,532)	$53,542	2,114.6%
Total expenses	120,305	66,468	$186,773	132,517	64,050	$196,567	$(9,794)	(5.0)%
Income/(loss) before income taxes	74,452	113,182	$187,634	26,058	135,984	$162,042	$25,592	15.8%
Total assets	5,528,337	22,339,705	$27,868,042	6,661,483	18,481,532	$25,143,015	$2,725,027	10.8%

The Company reported total income before income taxes related to its Commercial activities of $107.6 million and $187.6 million, for the three months and six months ended June 30, 2023, respectively compared to income before income taxes of $70.1 million and $162.0 million for the corresponding periods in 2022. The most significant drivers of these changes were:

•Total assets in C&I June 30, 2023 decreased $1.1 billion compared to the corresponding period of 2022. These decreases were driven by strategic asset sales.
•Net interest income in CRE increased $28.2 million and increased $54.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. The increase was driven by a higher rate environment and higher loan balances.
•Credit loss expense in CRE increased $21.1 million and increased $70.9 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. These increases were driven by increased reserves due in part to the volume growth in the CRE and multifamily businesses and in part due to the deteriorated macroeconomic outlook.
•Total assets in CRE at June 30, 2023 increased $3.9 billion compared to the corresponding period of 2022. These increases were driven by our strategy to grow our higher-return financing projects as part of our national expansion initiative in the multifamily business. Along with higher originations, we have also seen much lower prepayments since rates began to rise in the first half of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$61,845	$48,361	$121,634	$74,250	$13,484	27.9%	$47,384	63.8%
Total non-interest income	88,058	72,599	177,793	142,266	15,459	21.3%	35,527	25.0%
Credit loss expense / (benefit)	(3,011)	(3,003)	(14,132)	3,390	(8)	(0.3)%	(17,522)	(516.9)%
Total expenses	115,892	117,201	235,177	193,233	(1,309)	(1.1)%	41,944	21.7%
Income before income taxes	37,022	6,762	78,382	19,893	30,260	447.5%	58,489	294.0%
Total assets	29,510,739	28,747,499	29,510,739	28,747,499	763,240	2.7%	763,240	2.7%

CIB reported income before income taxes of $37.0 million and $78.4 million for the three months and six months ended June 30, 2023 respectively, compared to income before income taxes of $6.8 million and $19.9 million for the corresponding periods in 2022, respectively. Factors contributing to these changes were:

•Net interest income increased $13.5 million and increased $47.4 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were due in part to the acquisition of PCH in the second quarter of 2022. The remainder of the increase was due to growth in the CIB loan portfolio accompanied by higher interest yields.
•Total non-interest income increased $15.5 million and increased $35.5 million for the three months and six months June 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were due to normalization of capital market activity.
•Credit loss expense/(benefit) decreased $8.0 thousand and decreased $17.5 million for the three months and six months June 30, 2023, respectively, compared to the corresponding periods in 2022. These decreases were due to improvement in the macroeconomic outlook.
•Total assets at June 30, 2023 increased $763.2 million compared to the corresponding period in 2022. These increases were primarily driven by the acquisition of PCH, which contributed $22.2 billion of assets as of June 30, 2023, and loan volume at SBNA.

Wealth Management

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$73,637	$45,227	$143,656	$64,370	$28,410	62.8%	$79,286	123.2%
Total non-interest income	62,852	62,587	120,507	140,237	265	0.4%	(19,730)	(14.1)%
Credit loss expense / (benefit)	—	—	—	—	—	—%	—	—%
Total expenses	67,499	59,375	136,021	121,032	8,124	13.7%	14,989	12.4%
Income / (Loss) before income taxes	68,990	48,439	128,142	83,575	20,551	42.4%	44,567	53.3%
Total assets	7,671,458	8,304,682	7,671,458	8,304,682	(633,224)	(7.6)%	(633,224)	(7.6)%

Wealth Management reported income before income taxes of $69.0 million and $128.1 million for the three months and six months ended June 30, 2023 respectively, compared to income before income taxes of $48.4 million and $83.6 million for the corresponding periods in 2022. The primary factor contributing to these changes was:

•Net interest income increased $28.4 million and increased $79.3 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were primarily driven by the increase in interest rates driven by higher yields.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three Months Ended June 30,		Six Months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(156,384)	$(73,486)	$(284,055)	$(137,832)	$(82,898)	(112.8)%	$(146,223)	(106.1)%
Total non-interest income	19,042	19,319	39,337	39,137	(277)	(1.4)%	200	0.5%
Credit loss expense / (benefit)	(234)	1,551	(6,049)	101	(1,785)	(115.1)%	(6,150)	(6,089.1)%
Total expenses	93,327	53,769	163,292	104,498	39,558	73.6%	58,794	56.3%
Income / (Loss) before income taxes	(230,435)	(109,487)	(401,961)	(203,294)	(120,948)	(110.5)%	(198,667)	(97.7)%
Total assets	30,059,380	28,443,114	30,059,380	28,443,114	1,616,266	5.7%	1,616,266	5.7%

The Other category reported losses before income taxes of $230.4 million and $402.0 million for the three months and six months ended June 30, 2023 respectively, compared to losses before income taxes of $109.5 million and $203.3 million for the corresponding periods in 2022. The primary factor contributing to these changes were:

•Net interest income decreased $82.9 million and decreased $146.2 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. These decreases were mainly due to increased cost of funding from the FHLB and brokered deposits.
•Total expenses increased $39.6 million and increased $58.8 million for the three months and six months ended June 30, 2023, respectively, compared to the corresponding periods of 2022. These increases were a result of transformation initiatives underway at the Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2023		December 31, 2022		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,484,720	8.7%	$7,971,299	8.2%	$513,421	6.4%
C&I	14,018,721	14.3%	14,811,074	15.2%	(792,353)	(5.3)%
Multifamily	10,850,001	11.1%	9,629,423	9.9%	1,220,578	12.7%
Other commercial	7,602,951	7.8%	7,982,107	8.2%	(379,156)	(4.8)%
Total commercial loans (1)	40,956,393	41.9%	40,393,903	41.5%	562,490	1.4%

Consumer loans secured by real estate:
Residential mortgages	5,018,521	5.1%	5,202,862	5.3%	(184,341)	(3.5)%
Home equity loans and lines of credit	2,691,464	2.8%	3,002,804	3.1%	(311,340)	(10.4)%
Total consumer loans secured by real estate	7,709,985	7.9%	8,205,666	8.4%	(495,681)	(6.0)%

Consumer loans not secured by real estate:
RICs and auto loans	44,312,014	45.3%	44,577,186	45.8%	(265,172)	(0.6)%
Personal unsecured loans	4,723,212	4.8%	4,068,848	4.2%	654,364	16.1%
Other consumer	74,742	0.1%	92,726	0.1%	(17,984)	(19.4)%

Total consumer loans	56,819,953	58.1%	56,944,426	58.5%	(124,473)	(0.2)%
Total LHFI	$97,776,346	100.0%	$97,338,329	100.0%	$438,017	0.4%

Total LHFI with:
Fixed	$68,592,958	70.2%	$67,693,444	69.5%	$899,514	1.3%
Variable	29,183,388	29.8%	29,644,885	30.5%	(461,497)	(1.6)%
Total LHFI	$97,776,346	100.0%	$97,338,329	100.0%	$438,017	0.4%
(1) As of June 30, 2023, the Company had $500.0 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At June 30, 2023, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$75,867	$212,336	$155,388	$8,103	$451,694
C&I	861,174	1,338,700	533,778	162	2,733,814
Multifamily loans	383,953	3,710,867	3,590,172	1,154	7,686,146
Other commercial	1,519,044	2,477,190	1,021,925	—	5,018,159
Total Commercial	$2,840,038	$7,739,093	$5,301,263	$9,419	$15,889,813
Residential mortgages	522	26,459	571,238	3,370,836	3,969,055
Home equity loans and lines of credit	11,207	6,757	41,983	21,234	81,181
RICs and auto loans	555,340	25,510,969	18,243,765	1,940	44,312,014
Personal unsecured loans	41,019	3,872,552	359,029	69	4,272,669
Other consumer	728	57,179	6,034	4,812	68,753
Total Fixed Rates	$3,448,854	$37,213,009	$24,523,312	$3,408,310	$68,593,485
Variable Rates:
CRE loans	$3,084,681	$4,182,886	$636,994	$128,465	$8,033,026
C&I	2,906,812	7,854,928	693,116	22,764	11,477,620
Multifamily loans	506,655	1,647,153	1,008,156	1,891	3,163,855
Other commercial	2,340,883	241,440	2,469	—	2,584,792
Total Commercial	$8,839,031	$13,926,407	$2,340,735	$153,120	$25,259,293
Residential mortgages	248	7,060	184,969	857,717	1,049,994
Home equity loans and lines of credit	6,118	2,863	602,774	1,998,528	2,610,283
RICs and auto loans	—	—	—	—	—
Personal unsecured loans	4,108	373,531	72,773	131	450,543
Other consumer	—	—	5,989	—	5,989
Total Variable Rates	$8,849,505	$14,309,861	$3,207,240	$3,009,496	$29,376,102
Total	$12,298,359	$51,522,870	$27,730,552	$6,417,806	$97,969,587

Commercial

Commercial loans increased approximately $0.6 billion, or 1.4% from December 31, 2022 to June 30, 2023. This increase was primarily attributed to an increase in Multifamily loans of $1.2 billion, an increase in CRE loans of $513.4 million offset by a decrease in C&I loans of $792.4 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $495.7 million, from December 31, 2022 to June 30, 2023. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $0.3 billion from December 31, 2022 to June 30, 2023. The decrease in the RIC and auto loan portfolio was primarily due to decreases in originations, net of securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. Most of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2023, 59.0% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.3% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased $636.4 million from December 31, 2022 to June 30, 2023. This increase was comprised of a $502.5 million increase in new loan originations, offset by payoffs and paydowns.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2023, the CRE and multifamily portfolios included the following:

	As of June 30, 2023
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,484,720	43.9%
Multifamily loans (1)	$10,850,001	56.1%
Total CRE and multifamily loans	$19,334,721	100.0%
CRE loans by type
Multifamily construction	$2,579,784	13.3%
Office	$1,991,138	10.3%
Retail	$1,253,693	6.5%
Industrial	$1,419,688	7.3%
Other	$1,240,417	6.4%
Total	$8,484,720
(1) Occupied properties

Multifamily lending (occupied and construction) represents 69% of the total CRE and multifamily portfolio and 14% of total LHFI. Occupancy across the multifamily loan portfolio remained high and rents remained strong across all of our markets through June 30, 2023, although rent increases started to de-accelerate from their early 2022 peaks. Our multifamily portfolio is primarily in key markets such as New York City. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 10.3% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases. As a result, the Company's occupancy in office CRE loans is higher when compared with the industry average.

The Company's retail CRE portfolio represents 6.5% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by pharmacies and high-end grocery stores, which have demonstrated recovery following the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2023	December 31, 2022	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$46,838	$62,093	$(15,255)	(24.6)%
C&I	164,870	94,299	70,571	74.8%
Multifamily	1,766	18,476	(16,710)	(90.4)%
Other commercial	5,268	5,180	88	1.7%
Total commercial loans	218,742	180,048	38,694	21.5%

Consumer loans secured by real estate:
Residential mortgages	63,808	75,666	(11,858)	(15.7)%
Home equity loans and lines of credit	87,862	82,664	5,198	6.3%
Consumer loans not secured by real estate:
RICs and auto loans	1,775,007	1,986,748	(211,741)	(10.7)%
Personal unsecured loans	15,554	10,397	5,157	49.6%
Other consumer	8,961	5,332	3,629	68.1%
Total consumer loans	1,951,192	2,160,807	(209,615)	(9.7)%
Total non-accrual loans	2,169,934	2,340,855	(170,921)	(7.3)%

OREO	25,039	4,437	20,602	464.3%
Repossessed vehicles	255,882	229,531	26,351	11.5%
Other repossessed assets	1,760	1,128	632	56.0%
Total OREO and other repossessed assets	282,681	235,096	47,585	20.2%
Total non-performing assets	$2,452,615	$2,575,951	$(123,336)	(4.8)%

Past due 90 days or more as to interest or principal and accruing interest	$4,931	$3,719	$1,212	32.6%
Non-performing assets as a percentage of total assets	1.4%	1.5%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	June 30, 2023	December 31, 2022	June 30, 2022
ACL to total loan outstanding	6.96%	7.05%	7.14%
ACL	$6,818,679	$6,865,581	$6,641,422
Total loans outstanding	97,969,587	97,437,884	93,018,959
NPL to total loans outstanding	2.2%	2.4%	2.0%
NPL	$2,169,934	$2,340,855	$1,870,657
Total loans outstanding	97,969,587	97,437,884	93,018,959
ACL to NPL	314.2%	293.3%	355.0%
ACL	$6,818,679	$6,865,581	$6,641,422
NPL	2,169,934	2,340,855	1,870,657
NCO during the period to average loans outstanding:
Commercial	0.04%	0.20%	—%
Net charge-offs / (recoveries) during the period (1)	$15,979	$76,469	$(1,194)
Average amount outstanding	41,796,190	38,288,899	37,082,230
Consumer	1.47%	2.94%	1.0%
Net charge-offs / (recoveries) during the period (1)	$837,414	$1,642,271	$546,285
Average amount outstanding	56,874,508	55,886,419	54,883,121
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from June 30, 2022 to June 30, 2023. The increase in net charge-offs was primarily due to deterioration in the macroeconomic outlook and higher volume in the portfolio. Consumer net charge-offs during the period to average loans increased from June 30, 2022 to June 30, 2023. This increase was primarily due to charge-offs normalizing to pre-COVID periods and an increase in repossession activity compared to 2022.

Commercial

Commercial NPLs increased $38.7 million from December 31, 2022 to June 30, 2023. Commercial NPLs accounted for less than 1% of commercial LHFI at June 30, 2023. The change in commercial NPLs was primarily comprised of a decrease of $16.7 million in the multifamily portfolio, a decrease of $15.3 million in the CRE portfolio and an increase of $70.6 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $69.8 million or 46.0% of non-performing consumer loans secured by real estate at June 30, 2023, compared to $75.2 million or 47.5% of consumer loans secured by real estate at December 31, 2022.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $211.7 million from December 31, 2022 to June 30, 2023. Non-performing RICs and auto loans accounted for 4.0% and 4.5% of total RICs and auto loans at June 30, 2023 and December 31, 2022, respectively.
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $5.2 million from December 31, 2022 to June 30, 2023. Non-performing personal

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

unsecured loans accounted for 0.3% and 0.3% of total personal unsecured loans at June 30, 2023 and December 31, 2022, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $218.5 million and $111.2 million at June 30, 2023 and December 31, 2022, respectively. Early stage delinquency consumer loans amounted to $4.6 billion and $4.7 billion at June 30, 2023 and December 31, 2022, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $54.3 million from December 31, 2022 to June 30, 2023. The main driver of this is the decrease in past due auto loans in early stages of delinquency due to seasonal improvement in payment performance and credit normalization.

Loan Modifications

Loan modifications occur when a borrower is experiencing financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. In these cases, the Company agrees to make certain concessions to both meet the needs of customers and maximize its ultimate recovery on the loans. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, covenant waivers and deferments of principal.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Effective January 1, 2023, the Company adopted ASU 2022-02. This guidance removes the specific accounting and disclosure guidance for TDR designations and enhances disclosure requirements related to modifications of receivables made to borrowers experiencing financial difficulty. The Company adopted the new guidance on January 1, 2023 on a modified retrospective basis with a cumulative effect adjustment to retained earnings. The effect of this implementation was an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional information on modified loans.

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

ACL

The Company's ACL was $6.8 billion at June 30, 2023, a decrease of $47.0 million from December 31, 2022. The decrease in the ACL was primarily driven by an improvement in the macroeconomic outlook for certain macro variables such as unemployment rate and used vehicle price index, partially offset by a deterioration in the personal unsecured lending portfolio and in the macroeconomic outlook of the CRE portfolio. The ACL for the consumer segment decreased by $65.7 million, and the ACL for the commercial segment increased $18.8 million for the period ended June 30, 2023 compared to December 31, 2022. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $85.6 million at December 31, 2022 to $85.7 million at June 30, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,504,964	$3,879,518
FNMA and FHLMC securities	2,133,598	2,276,192
Other securities (1)	835,149	874,509
Total investment securities AFS	6,473,711	7,030,219
Investment securities HTM:
U.S. government agencies	7,816,725	8,009,802
FNMA and FHLMC securities	1,479,762	1,539,416
Total investment securities HTM	9,296,487	9,549,218
Trading securities	7,893,256	5,864,324
Other investments	1,615,469	1,116,161
Total investment portfolio	$25,278,923	$23,559,922
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	June 30, 2023	December 31, 2022	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$27,927	$218,439	$(190,512)	(87.2)%
Corporate debt securities	331,792	370,491	(38,699)	(10.4)%
ABS	503,357	504,018	(661)	(0.1)%
MBS:
GNMA - Residential	2,926,043	3,081,022	(154,979)	(5.0)%
GNMA - Commercial	550,994	580,057	(29,063)	(5.0)%
FHLMC and FNMA - Residential	2,039,021	2,180,201	(141,180)	(6.5)%
FHLMC and FNMA - Commercial	94,577	95,991	(1,414)	(1.5)%
Total investments in debt securities AFS	$6,473,711	$7,030,219	$(556,508)	(7.9)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2023 was approximately 7.17 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2023 was approximately 4.06 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 367 investment securities classified as HTM as of June 30, 2023.

(in thousands)	June 30, 2023	December 31, 2022	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(880,690)	$(884,941)	$4,251	(0.5)%
Total unrealized gain	63	328	(265)	(80.8)%
Total unrealized gain/(loss) position	$(880,627)	$(884,613)	$3,986	(0.5)%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2023:

	June 30, 2023
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,851,766	$1,622,913
FHLMC	2,169,825	1,865,311
GNMA (1)	11,783,644	9,960,576
Total	$15,805,235	$13,448,800
(1) Includes U.S. government agency MBS.

GOODWILL

At June 30, 2023, goodwill totaled $2.8 billion and represented 1.6% of total assets and 16.2% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2022 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the Second quarter of 2023, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $193.7 million at June 30, 2023 (consisting of a deferred tax asset balance of $248.9 million and a deferred tax liability balance of $55.3 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2023 and 2022, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2023 and 2022, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. Refer to the section captioned "Liquidity and Capital Resources" in this MD&A for discussion of the Company's dividends.

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at June 30, 2023:

	SHUSA

	June 30, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.80%	6.50%	4.50%
Tier 1 capital ratio	14.19%	8.00%	6.00%
Total capital ratio	16.21%	10.00%	8.00%
Leverage ratio	9.96%	5.00%	4.00%

	SBNA

	June 30, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	14.69%	6.50%	4.50%
Tier 1 capital ratio	14.69%	8.00%	6.00%
Total capital ratio	15.95%	10.00%	8.00%
Leverage ratio	10.90%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities - AFS. As of December 31, 2022, the Company had $2.5 billion of notional in fair value hedges which increased to $4.7 billion at June 30, 2023. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $79.5 billion and $79.1 billion at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, SBNA had $77.1 billion of U.S.-based deposits, including $3.4 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S-based deposits were $27.6 billion and $27.9 billion at June 30, 2023 and December 31, 2022, respectively, and represented approximately 36% of all U.S. deposits at both June 30, 2023 and December 31, 2022.

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

The following shows the Company's deposits by business as of June 30, 2023:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$36,457,862	$9,423,273	$4,718,972	$2,638,140	$9,376,497	$62,614,744
Non-interest-bearing demand deposits	10,119,155	3,503,668	83,313	3,130,279	32,688	16,869,103
Total deposits (1)	$46,577,017	$12,926,941	$4,802,285	$5,768,419	$9,409,185	$79,483,847
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, SBNA has enhanced monitoring of its liquidity position since the recent financial system market disruption that began in March 2023 and the ensuing market volatility. Additionally, SBNA continues to improve and optimize contingent sources of liquidity. Some of these actions in the second quarter of 2023 include the pledge of additional loans to the Discount Window, the transfer of securities from the Discount Window to the BTFP and the transfer of loans from the Discount Window to the FHLB in order to receive more favorable haircuts. Overall, the available capacity from the FRB and FHLB increased by approximately $8.5 billion and $975 million, respectively, over the quarter.

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

During the quarter ended June 30, 2023, the Company's subsidiaries completed on-balance sheet funding transactions totaling approximately $3.1 billion, including:

•securitization on its SDART platform for approximately $1.0 billion; and
•lease securitizations on its SCARF platform for approximately $2.1 billion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, during the six months ended June 30, 2023, the Company's subsidiaries issued $131.6 million of credit-linked notes due February 2052 and $115.5 million of credit-linked notes due June 2029. The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. For information regarding the Company's and its subsidiaries' debt, see Note 9 to the Condensed Consolidated Financial Statements.

Intercompany Borrowings with SHUSA affiliates

SanCap has a revolving subordinated loan agreement with SHUSA to provide additional capital to the entity for its capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SanCap is $750.0 million with an additional liquidity line of $4.0 billion. At June 30, 2023, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, SanCap has entered into a loan agreement with SHUSA to provide an additional liquidity buffer.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	June 30, 2023			March 31, 2023
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$10,420,155			$9,476,078
Liquidity from released government deposit collateral (1)	3,194,478	—	3,194,478	2,704,592	—	2,704,592
Liquidity from unencumbered securities	700,000	—	700,000	1,700,000	—	1,700,000
FHLB	$15,653,689	$8,695,247	6,958,442	$14,678,922	$7,559,000	7,119,922
FRB:
Discount window	8,741,785	—	8,741,785	6,039,964	—	6,039,964
BTFP	7,827,037	—	7,827,037	2,052,031	—	2,052,031
Total FRB	$16,568,822	—	$16,568,822	$8,091,995	—	$8,091,995
Total available liquidity			$37,841,897			$29,092,587
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At June 30, 2023, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $22.5 billion. This amount represented 28.3% of total deposits at June 30, 2023. Management believes that the Company has ample liquidity to fund its operations under business-as-usual and stress conditions. Liquidity from unencumbered securities decreased from March 31, 2023 to June 30, 2023 due to additional pledges of collateral to FRB.

Cash, cash equivalents, and restricted cash

	Six months ended June 30,		YTD Change
(in thousands)	2023	2022	Increase/(Decrease)
Net cash flows from operating activities	$(101,865)	$1,884,033	$(1,985,898)
Net cash flows from investing activities	(177,425)	(751,546)	574,121
Net cash flows from financing activities	2,749,725	(10,364,112)	13,113,837

Cash flows from operating activities

Net cash flow from operating activities decreased by $2.0 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily due to the change in net trading activity during the six months ended June 30, 2023, resulting from the acquisition of PCH in the second quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from investing activities

Net cash flow from investing activities increased by $0.6 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily due to less purchases of AFS investments and purchases of loans held for investment, offset by decreases in proceeds from prepayments and maturities of AFS investments and proceeds from the sales and terminations of operating leases.

Cash flows from financing activities

Net cash flow from financing activities increased by $13.1 billion from the six months ended June 30, 2022 to the six months ended June 30, 2023, primarily due to an increase in cash inflows related to Securities Financing Activities, deposit increases during the six months ended June 30, 2023 compared to decreases in the corresponding period in the prior year, as well as cash outflows during the six months ended June 30, 2022 related to the repurchase of the remaining outstanding shares of SC.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $500.0 million for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of June 30, 2023, there was an outstanding balance of $279.9 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $6.6 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of June 30, 2023, there was an outstanding balance of $3.0 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

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

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $4.3 billion of term financing with maturities ranging from September 2023 to April 2028. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of June 30, 2023, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $22.0 billion.

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

At June 30, 2023, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of June 30, 2023, the Company had total contractual cash obligations of $92.3 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $44.6 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $25.4 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $6.2 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of June 30, 2023, the Company had 530,391,043 shares of common stock outstanding.

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

On June 15, 2023, the Company issued 1,000,000 shares of a new series of its preferred stock, the 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, without par value and with a liquidation preference of $1,000 per share, to Santander. As of June 30, 2023, Santander was the sole holder of the Series E and F Preferred Stock.

During the six months ended June 30, 2023, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $1.3 billion. In addition, during the six months ended June 30, 2023, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $21.0 million.

During the six months ended June 30, 2023, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•BSI declared and paid $20.0 million in dividends to SHUSA.

Subsequent to June 30, 2023, SC declared and paid $1.0 billion in dividends to SHUSA which eliminates in consolidation.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2023 and December 31, 2022:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2023	December 31, 2022
Down 200 basis points	(5.16)%	(4.99)%
Down 100 basis points	(2.47)%	(2.38)%
Up 100 basis points	2.43%	2.32%
Up 200 basis points	4.85%	4.60%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2023 and December 31, 2022.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2023	December 31, 2022
Down 200 basis points	4.83%	4.52%
Down 100 basis points	3.14%	3.09%
Up 100 basis points	(3.60)%	(3.70)%
Up 200 basis points	(7.15)%	(7.40)%

As of June 30, 2023, the Company’s profile reflected an increase of MVE of 3.14% for downward parallel interest rate shocks of 100 basis points and a decrease of 3.60% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2023 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statements of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in our internal control over financial reporting related to the lack of designing and maintaining effective controls to verify the proper classification of loan and lease transfer activities within the SCF. This material weakness resulted in material misstatements to the classification of cash flows associated with LHFS and LHFI within the SCF which resulted in the restatement of the Consolidated Financial Statements as of and for the period ending March 31, June 30 and September 30, 2021. Additionally, immaterial errors were identified related to the classification of cash flows associated with loan and lease transfer activities in prior periods. This material weakness could result in further misstatements of the classification of cash flows for loan and lease transfer activities that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the six months ended June 30, 2023, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the six months ended, June 30, 2023.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the six months ended June 30, 2023, were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2023, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

ITEM 6 - EXHIBITS

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed December 21, 2022) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 15, 2023) (Commission File Number 001-16581)

(3.3)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019) (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 7, 2023	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	August 7, 2023	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President