Form 10-Q
period 2023-09-30
Santander Holdings USA, Inc.
filed 2023-11-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023

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
Number of shares of common stock outstanding at October 31, 2023: 530,391,043 shares

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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	ETR: Effective tax rate
ASC: Accounting Standards Codification	Evaluation Date: September 30, 2023
ASU: Accounting Standards Update	Exchange Act: Securities Exchange Act of 1934, as amended
ATM: Automated teller machine	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BHCA: Bank Holding Company Act of 1956, as amended	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FDIA: Federal Deposit Insurance Corporation Improvement Act
Broker-Dealers: SanCap and SSLLC	FDIC: Federal Deposit Insurance Corporation
BSI: Banco Santander International	Federal Reserve: Board of Governors of the Federal Reserve System
BTFP: Bank Term Funding Program	FHLB: Federal Home Loan Bank
C&I: Commercial and Industrial Banking	FHLMC: Federal Home Loan Mortgage Corporation
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FICO®: Fair Isaac Corporation credit scoring model
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FNMA: Federal National Mortgage Association
CBB: Consumer and Business Banking	FOMC: Federal Open Market Committee
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FRB: Federal Reserve Bank
CD: Certificate of deposit	FTP: Funds transfer pricing
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FVO: Fair value option
CEO: Chief Executive Officer	GAAP: Accounting principles generally accepted in the United States of America
CET1: Common equity Tier 1	GDP: Gross domestic product
CEVF: Commercial equipment vehicle financing	GNMA: Government National Mortgage Association
CFPB: Consumer Financial Protection Bureau	GSIB: Globally systemically important bank
CFO: Chief Financial Officer	HFI: Held-for-investment
CFTC: Commodity Futures Trading Commission	HFS: Held-for-sale
CIB: Corporate and Investment Banking	HPI: Housing Price Index
CID: Civil investigative demand	HTM: Held-to-maturity
CLTV: Combined loan-to-value	IBOR: Inter-bank offered rate
CME: Chicago Mercantile Exchange	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or a private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	Large Banking Organization: Large banking organizations with assets of $100 billion or more
CRE: Commercial Real Estate	LCR: Liquidity coverage ratio
DCF: Discounted cash flow	LGD: Loss given default
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LHFI: Loans held for investment
DIF: Deposit Insurance Fund	LHFS: Loans held for sale
DOJ: Department of Justice	LIBOR: London Interbank Offered Rate
DPD: Days past due	LIHTC: Low income housing tax credit
DTI: Debt-to-income	LTD: Long-term debt
EAD: Exposure at default	LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBNA or the Bank: Santander Bank, National Association
MMNA: Mitsubishi Motors North America, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
Moody’s: Moody's Investors Service, Inc.	SCARF: Santander Consumer Auto Receivables Funding
MPLFA: Ten-year master private-label financing agreement with Stellantis	SCART: Santander Consumer Auto Receivables Trust
MSR: Mortgage servicing right	SCB: Stress capital buffer
MVE: Market value of equity	SCF: Statement of cash flows
NCI: Non-controlling interest	SCH: Santander Capital Holdings LLC
NCO: Net charge-off	SDART: Santander Drive Auto Receivables Trust
NFA: National Futures Association	SDGT: Specially Designated Global Terrorist
NMDs: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NPL: Non-performing loan	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NPR: Notice of proposed rule-making	SHUSA: Santander Holdings USA, Inc.
OCC: Office of the Comptroller of the Currency	SOFR: Secured overnight financing rate
OCI: Other comprehensive income	SPAIN: Santander Private Auto Issuing Note
OEM: Original equipment manufacturer	SPE: Special purpose entity
OIS: Overnight indexed swap	SSLLC: Santander Securities LLC
OREO: Other real estate owned	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	TDR: Troubled debt restructuring
PD: Probability of default	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
ROU: Right-of-use	Trusts: Securitization trusts
RV: Recreational vehicle	UPB: Unpaid principal balance
RWA: Risk-weighted asset	VIE: Variable interest entity
S&P: Standard & Poor's	VOE: Voting rights entity
SanCap: Santander US Capital Markets, LLC	YTD: Year-to-date
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
unaudited (In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$10,705,134	$10,218,066
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	9,468,618	12,424,079
Investment securities:
AFS at fair value (amortized cost of $7,109,796 and $7,914,832 as of September 30, 2023 and December 31, 2022, respectively)	6,170,157	7,030,219
Trading securities	8,496,604	5,864,324
HTM (fair value of $7,486,846 and $8,273,285 as of September 30, 2023 and December 31, 2022, respectively)	9,153,367	9,549,218
Other investments	1,478,133	1,116,161
LHFI(2) (6)	95,999,941	97,338,329
ALLL (5)	(6,984,466)	(6,779,999)
Net LHFI	89,015,475	90,558,330
LHFS (3)	435,809	99,555
Premises and equipment, net (3)	938,404	910,477
Operating lease assets, net (6)(7)	13,691,320	14,267,111
Goodwill	2,766,665	2,767,732
Intangible assets, net	296,740	326,633
BOLI	1,979,330	1,969,717
Restricted cash (6)	5,406,821	6,346,248
Other assets (4) (5)	5,650,586	4,746,450
TOTAL ASSETS	$165,653,163	$168,194,320
LIABILITIES
Accounts payables and accrued expenses	$5,490,578	$6,148,533
Deposits and other customer accounts	77,470,633	79,128,541
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	15,329,760	15,382,819
Trading liabilities	3,089,255	2,871,645
Borrowings and other debt obligations (6)	43,015,347	43,588,273
Advance payments by borrowers for taxes and insurance	188,202	149,133
Deferred tax liabilities, net	214,991	389,043
Other liabilities (6)	2,405,082	2,606,611
TOTAL LIABILITIES	147,203,848	150,264,598
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 1,500,000 and 500,000 shares outstanding at September 30, 2023 and December 31, 2022, respectively)	1,500,000	500,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2023 and December 31, 2022, respectively)	17,284,611	17,284,611
Accumulated other comprehensive loss, net of taxes	(1,208,894)	(1,336,023)
Retained earnings	873,598	1,481,134
TOTAL STOCKHOLDER'S EQUITY	16,949,315	17,429,722
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$165,653,163	$168,194,320
(1) See Note 13 to these Condensed Consolidated Financial Statements for amounts of securities financing activities for which the Company has elected FVO.
(2) LHFI includes $15.4 million and $20.9 million of loans recorded at fair value at September 30, 2023 and December 31, 2022, respectively.
(3) Includes $488.0 thousand and $549.0 thousand of loans recorded at the FVO at September 30, 2023 and December 31, 2022, respectively.
(4) Net of accumulated depreciation of $2.2 billion and $2.1 billion at September 30, 2023 and December 31, 2022, respectively.
(5) Includes MSRs of $104.5 million and $107.4 million at September 30, 2023 and December 31, 2022, respectively, for which the Company has elected the FVO. See Note 13 to these Condensed Consolidated Financial Statements for additional information.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2023 and December 31, 2022, LHFI included $26.3 billion and $27.1 billion, Operating leases assets, net included $13.7 billion and $14.3 billion, restricted cash included $982.0 million and $923.5 million, Other assets included $665.4 million and $716.7 million, Borrowings and other debt obligations included $26.4 billion and $31.6 billion, and Other liabilities included $119.3 million and $138.0 million of assets or liabilities that were included within VIEs, respectively. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.6 billion and $3.7 billion at September 30, 2023 and December 31, 2022, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
INTEREST INCOME:
Loans	$2,115,442	$1,797,322	$6,149,657	$5,126,671
Interest-earning deposits	218,925	67,168	572,074	105,912
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	580,720	230,436	1,797,354	314,168
Investment securities:
AFS	66,773	44,318	199,769	109,648
HTM	46,173	42,967	139,719	113,859
Trading securities	106,921	46,921	282,479	81,248
Other investments	12,172	8,492	30,144	16,020
TOTAL INTEREST INCOME	3,147,126	2,237,624	9,171,196	5,867,526
INTEREST EXPENSE:
Deposits and other customer accounts	440,239	69,171	1,086,496	115,981
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	675,050	246,066	2,012,023	331,591
Interest expense on trading liabilities	33,273	21,524	102,964	37,814
Borrowings and other debt obligations	527,883	301,695	1,497,366	769,555
TOTAL INTEREST EXPENSE	1,676,445	638,456	4,698,849	1,254,941
NET INTEREST INCOME	1,470,681	1,599,168	4,472,347	4,612,585
Credit loss expense	856,292	636,406	1,607,543	1,257,416
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	614,389	962,762	2,864,804	3,355,169
NON-INTEREST INCOME:
Consumer and commercial fees	79,440	111,006	258,271	308,830
Capital markets and foreign exchange income	103,675	32,986	217,561	142,062
Lease income	617,962	663,123	1,866,968	2,012,982
Miscellaneous income, net(1)	83,316	126,995	283,705	376,177
TOTAL FEES AND OTHER INCOME	884,393	934,110	2,626,505	2,840,051
Net gain / (loss) on sale of investment securities	37,048	(18,594)	108,556	6,121
TOTAL NON-INTEREST INCOME	921,441	915,516	2,735,061	2,846,172
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	528,465	507,155	1,519,614	1,500,086
Occupancy and equipment expenses	160,608	170,755	505,226	472,893
Technology, outside service, and marketing expense	184,168	161,705	523,190	476,027
Loan expense	86,729	88,185	276,420	218,786
Lease expense	479,991	530,349	1,455,820	1,527,265
Other expenses	123,883	116,075	383,861	378,929
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,563,844	1,574,224	4,664,131	4,573,986
INCOME / (LOSS) BEFORE INCOME TAX	(28,014)	304,054	935,734	1,627,355
Income tax (benefit) / provision	(147,767)	76,227	(54,937)	344,888
NET INCOME	$119,753	$227,827	$990,671	$1,282,467
(1) Includes equity investment income/(expense), net.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
NET INCOME	$119,753	$227,827	$990,671	$1,282,467
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	52,935	(146,787)	175,104	(474,896)
Net unrealized (losses) on AFS investment securities, net of tax	(39,640)	(152,972)	(49,472)	(680,547)
Pension and post-retirement actuarial gains, net of tax	506	1,037	1,497	2,176
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	13,801	(298,722)	127,129	(1,153,267)
COMPREHENSIVE INCOME / (LOSS)	$133,554	$(70,895)	$1,117,800	$129,200

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$—	$17,101,547	$1,500,000
Comprehensive income	—	—	13,801	119,753	—	133,554	—
Dividends paid on common stock	—	—	—	(250,000)	—	(250,000)	—
Dividends paid on preferred stock	—	—	—	(35,786)	—	(35,786)	—
Balance, September 30, 2023	530,391	$17,284,611	$(1,208,894)	$873,598	$—	$16,949,315	$1,500,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2022	530,391	$17,293,611	$(1,042,655)	$4,630,767	$—	$20,881,723	$—
Comprehensive (loss)/ income	—	—	(298,722)	227,827	—	(70,895)	—
Dividends paid on common stock	—	—	—	(1,750,000)	—	(1,750,000)	—
Stock repurchase	—	(10,000)	—	—	—	(10,000)	—
Balance, September 30, 2022	530,391	$17,283,611	$(1,341,377)	$3,108,594	$—	$19,050,828	$—

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	—	(41,396)	—
Comprehensive income	—	—	127,129	990,671	—	1,117,800	—
Dividends paid on common stock	—	—	—	(1,500,000)	—	(1,500,000)	—
Dividends paid on preferred stock	—	—	—	(56,811)	—	(56,811)	—
Preferred stock offering	—	—	—	—	—	—	1,000,000
Balance, September 30, 2023	530,391	$17,284,611	$(1,208,894)	$873,598	$—	$16,949,315	$1,500,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive (loss) / income	—	—	(1,153,267)	1,282,467	—	129,200	—
Dividends paid on common stock	—	—	—	(3,000,000)	—	(3,000,000)	—
Stock repurchase	—	(592,327)	—	—	(1,953,395)	(2,545,722)	—
Balance, September 30, 2022	530,391	$17,283,611	$(1,341,377)	$3,108,594	$—	$19,050,828	$—

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited (in thousands)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$990,671	$1,282,467
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	1,607,543	1,257,416
Deferred tax (benefit) / expense	(221,033)	102,384
Depreciation, amortization and accretion	1,952,133	2,119,639
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(96,138)	(18,961)
Originations of LHFS	—	(195,849)
Proceeds from sales of and collections on LHFS	2,083	363,388
Net change in:
Trading securities and trading liabilities, net	(2,299,994)	(246,292)
Other assets and BOLI	(1,265,613)	(1,381,925)
Other liabilities	(240,852)	456,128
Other operating activities, net	(19,236)	(2,944)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	409,564	3,735,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	211,171	530,832
Proceeds from prepayments and maturities of AFS investment securities	1,215,255	1,669,869
Purchases of AFS investment securities	(693,525)	(1,943,332)
Proceeds from prepayments and maturities of HTM investment securities	403,973	931,132
Purchases of HTM investment securities	—	(946,375)
Proceeds from sales of equity method and other investments	342,627	421,855
Proceeds from maturities of other investments	100,000	400,000
Purchases of and contributions to equity method and other investments	(940,762)	(1,149,853)
Distributions from equity method investments	3,290	9,439
Net change in federal funds sold and securities purchased under resale agreements	2,955,461	2,453,760
Proceeds from sales of LHFI	352,735	521,337
Proceeds from settlements of BOLI policies	40,961	24,563
Purchases of LHFI	(117,192)	(1,011,077)
Net change in loans other than purchases and sales	(850,140)	(5,612,493)
Purchases and originations of operating leases	(4,380,980)	(4,676,535)
Proceeds from the sale and termination of operating leases	3,465,350	4,130,923
Proceeds from sales of premises and equipment, net	(132,768)	(131,730)
Acquisition of PCH	—	(391,931)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	1,975,456	(4,769,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(1,657,908)	(5,750,322)
Net change in short-term borrowings	42,645	1,945,230
Net proceeds from long-term borrowings	22,325,825	33,649,766
Repayments of long-term borrowings	(22,977,140)	(32,122,524)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(53,059)	(1,866,986)
Dividends paid on common stock	(1,500,000)	(3,000,000)
Dividends paid on preferred stock	(56,811)	—
Stock repurchase	—	(2,545,722)
Preferred stock offering	1,000,000	—
Other financing activities, net	39,069	21,395
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(2,837,379)	(9,669,163)

NET (DECREASE)/INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(452,359)	(10,703,328)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,564,314	25,017,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$16,111,955	$14,313,907

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO	59,192	37,885
Loans transferred from/(to) LHFI (from)/to LHFS, net	713,344	449,966
Unsettled purchases of investment securities	19,649	216,426
AFS investment securities transferred to HTM investment securities	—	2,982,195
(1) The nine months ended September 30, 2023 and 2022 include cash and cash equivalents balances of $10.7 billion, and $9.0 billion respectively, and restricted cash balances of $5.4 billion, and $5.3 billion respectively.

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

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the FRB of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhances its infrastructure and capabilities with respect to U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed-income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. APS had approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed SanCap. Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

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
On August 23, 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair market value. The new guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company is currently evaluating the standard but does not expect a material impact on the Company’s financial position or results of operations.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2023 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 and Note 17 to these Condensed Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of September 30, 2023.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$31,045	$3	$(5)	$31,043	$220,920	$—	$(2,481)	$218,439
Corporate debt securities	280,679	—	(279)	280,400	371,458	1	(968)	370,491
ABS	510,409	24	(3,706)	506,727	517,920	58	(13,960)	504,018
MBS:
GNMA - Residential	3,257,264	—	(442,582)	2,814,682	3,484,616	—	(403,594)	3,081,022
GNMA - Commercial	664,226	4	(138,685)	525,545	684,502	267	(104,712)	580,057
FHLMC and FNMA - Residential	2,385,266	—	(461,091)	1,924,175	2,574,516	2	(394,317)	2,180,201
FHLMC and FNMA - Commercial	91,952	—	(4,367)	87,585	100,099	—	(4,108)	95,991
Unallocated fair value hedge basis adjustment(1)	(111,045)	—	111,045	—	(39,199)	—	39,199	—
Total investments in debt securities AFS	$7,109,796	$31	$(939,670)	$6,170,157	$7,914,832	$328	$(884,941)	$7,030,219
(1) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 12 for additional information.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$34,419	$—	$(538)	$33,881	$52,201	$—	$(967)	$51,234
MBS:
GNMA - Residential	2,801,190	100	(564,468)	2,236,822	2,968,753	768	(492,643)	2,476,878
GNMA - Commercial	4,872,614	582	(918,371)	3,954,825	4,988,848	1,625	(656,952)	4,333,521
FHLMC and FNMA - Residential	1,445,144	—	(183,826)	1,261,318	1,539,416	243	(128,007)	1,411,652
Total investments in debt securities HTM	$9,153,367	$682	$(1,667,203)	$7,486,846	$9,549,218	$2,636	$(1,278,569)	$8,273,285

As of September 30, 2023 and December 31, 2022, the Company had investment securities with an estimated carrying value of $13.5 billion and $5.8 billion, respectively, pledged as collateral, which were comprised of the following: $7.5 billion and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.0 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $2.5 billion and zero, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB, $112.1 million and $51.2 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $393.3 million and $418.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of September 30, 2023 or December 31, 2022. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At September 30, 2023 and December 31, 2022, the Company had $122.9 million and $80.4 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2023 or December 31, 2022.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2023 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$215,439	$215,179
Due after 1 year but within 5 years	197,662	193,930
Due after 5 years but within 10 years	271,489	256,864
Due after 10 years	6,536,251	5,504,184
Total	$7,220,841	$6,170,157
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2023 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	19,350	18,821
Due after 5 years but within 10 years	20,100	19,761
Due after 10 years	9,113,917	7,448,264
Total	$9,153,367	$7,486,846

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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,939	$(5)	$—	$—	$212,990	$(2,481)	$—	$—
Corporate debt securities	180,504	(162)	99,896	(117)	365,702	(968)	—	—
ABS	6,913	(172)	495,366	(3,534)	269,158	(7,551)	221,508	(6,409)
MBS:
GNMA - Residential	1	—	2,814,681	(442,582)	1,269,413	(144,616)	1,811,609	(258,978)
GNMA - Commercial	—	—	525,541	(138,685)	149,717	(20,243)	425,711	(84,469)
FHLMC and FNMA - Residential	1,937	(222)	1,922,239	(460,869)	856,047	(82,515)	1,323,972	(311,802)
FHLMC and FNMA - Commercial	—	—	87,586	(4,367)	51,299	(3,099)	44,691	(1,009)
Total investments in debt securities AFS(1)	$196,294	$(561)	$5,945,309	$(1,050,154)	$3,174,326	$(261,473)	$3,827,491	$(662,667)
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$25,626	$(432)	$8,256	$(106)	$37,510	$(699)	$13,725	$(268)
MBS:
GNMA - Residential	117,238	(4,406)	2,116,871	(560,062)	775,414	(86,237)	1,598,422	(406,406)
GNMA - Commercial	70,360	(1,463)	3,861,562	(916,908)	2,208,789	(255,345)	2,052,433	(401,607)
FHLMC and FNMA - Residential	60,602	(534)	1,200,715	(183,292)	1,343,276	(128,007)	—	—
Total investments in debt securities HTM	$273,826	$(6,835)	$7,187,404	$(1,660,368)	$4,364,989	$(470,288)	$3,664,580	$(808,281)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2023 or December 31, 2022. As discussed in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2022, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) and Proceeds on Sales of Investment Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Proceeds from the sales of AFS securities	$—	$333,584	$211,171	$530,832

AFS debt and other securities:
Gross realized gains	$—	$—	$192	$—
Gross realized losses	—	(27,038)	(4,809)	(27,038)
Net realized gains/(losses) on AFS and other securities	$—	$(27,038)	$(4,617)	$(27,038)
Total trading securities gains/(losses)	37,048	8,444	113,173	20,679
Total equity securities gains/(losses)	—	—	—	12,480
Total realized gains/(losses) in income from investments	$37,048	$(18,594)	$108,556	$6,121

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $8.5 billion of trading securities as of September 30, 2023, compared to $5.9 billion held at December 31, 2022. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations. At September 30, 2023, the Company had $7.8 billion of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

NOTE 2. INVESTMENT SECURITIES (continued)

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
FHLB of Pittsburgh and FRB stock	$646,685	$519,294
LIHTC investments	570,453	492,706
Equity securities not held for trading (1)	60,995	104,161
Interest-bearing deposits with an affiliate bank	200,000	—
Total	$1,478,133	$1,116,161
(1)    Includes $2.6 million and $2.4 million of equity certificates related to an off-balance sheet securitization as of September 30, 2023 and December 31, 2022, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and nine months ended September 30, 2023, the Company purchased $0.3 million and $424.5 million of FHLB stock at par, and redeemed $65.5 million and $304.5 million of FHLB stock at par. The Company purchased $2.9 million and $7.4 million of FRB stock at par, and redeemed no FRB stock at par during the three months and nine months ended September 30, 2023. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $62.2 billion at September 30, 2023 and $50.0 billion at December 31, 2022.

Loans that the Company intends to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2023 was $435.8 million, compared to $99.6 million at December 31, 2022. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements. During the period ended September 30, 2023, the Company reclassified approximately $317.8 million of Commercial auto loans to HFS, resulting in an immaterial loss recorded in non-interest income.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2023 and December 31, 2022, accrued interest receivable on the Company's loans was $612.0 million and $566.8 million, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,586,705	8.9%	$7,971,299	8.2%
C&I loans	12,337,891	12.9%	14,811,074	15.2%
Multifamily loans	10,832,680	11.3%	9,629,423	9.9%
Other commercial(2)	7,381,924	7.7%	7,982,107	8.2%
Total commercial LHFI	$39,139,200	40.8%	$40,393,903	41.5%
Consumer loans secured by real estate:
Residential mortgages	4,908,746	5.1%	5,202,862	5.3%
Home equity loans and lines of credit	2,556,814	2.7%	3,002,804	3.1%
Total consumer loans secured by real estate	$7,465,560	7.8%	$8,205,666	8.4%
Consumer loans not secured by real estate:
RICs and auto loans	44,897,647	46.7%	44,577,186	45.8%
Personal unsecured loans	4,430,676	4.6%	4,068,848	4.2%
Other consumer(3)	66,858	0.1%	92,726	0.1%
Total consumer loans	$56,860,741	59.2%	$56,944,426	58.5%
Total LHFI(1)	$95,999,941	100.0%	$97,338,329	100.0%
Total LHFI:
Fixed rate	$67,341,300	70.1%	$67,693,444	69.5%
Variable rate	28,658,641	29.9%	29,644,885	30.5%
Total LHFI(1)	$95,999,941	100.0%	$97,338,329	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net adjustment to the loan balances of $488.8 million and $286.7 million as of September 30, 2023 and December 31, 2022, respectively.
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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended September 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$580,242	$6,152,709	$6,732,951
Credit loss expense	50,955	818,206	869,161
Charge-offs	(23,450)	(1,214,639)	(1,238,089)
Recoveries	14,781	605,662	620,443
Charge-offs, net of recoveries	$(8,669)	$(608,977)	$(617,646)
ALLL, end of period	$622,528	$6,361,938	$6,984,466

Reserve for unfunded lending commitments, beginning of period	$78,446	$7,281	$85,727
Credit loss (benefit) on unfunded lending commitments	(11,645)	(1,224)	(12,869)
Reserve for unfunded lending commitments, end of period	$66,801	$6,057	$72,858
Total ACL, end of period	$689,329	$6,367,995	$7,057,324

	Three months ended September 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$568,906	$5,986,343	$6,555,249
Credit loss expense	34,872	605,329	640,201
Charge-offs	(35,108)	(1,094,742)	(1,129,850)
Recoveries	11,136	598,374	609,510
Charge-offs, net of recoveries	$(23,972)	$(496,368)	$(520,340)
ALLL, end of period	$579,806	$6,095,304	$6,675,110

Reserve for unfunded lending commitments, beginning of period	$75,712	$10,461	$86,173
Credit loss (benefit) on unfunded lending commitments	(2,609)	(1,186)	(3,795)
Reserve for unfunded lending commitments, end of period	$73,103	$9,275	$82,378
Total ACL, end of period	$652,909	$6,104,579	$6,757,488

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Nine months ended September 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	79,974	1,540,293	1,620,267
Charge-offs	(71,539)	(3,380,617)	(3,452,156)
Recoveries	46,891	1,934,225	1,981,116
Charge-offs, net of recoveries	$(24,648)	$(1,446,392)	$(1,471,040)
ALLL, end of period	$622,528	$6,361,938	$6,984,466

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	(10,908)	(1,816)	(12,724)
Reserve for unfunded lending commitments, end of period	$66,801	$6,057	$72,858
Total ACL, end of period	$689,329	$6,367,995	$7,057,324

	Nine months ended September 30, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,309	$5,894,101	$6,461,410
Credit loss expense	35,276	1,243,856	1,279,132
Charge-offs	(65,728)	(2,795,839)	(2,861,567)
Recoveries	42,949	1,753,186	1,796,135
Charge-offs, net of recoveries	$(22,779)	$(1,042,653)	$(1,065,432)
ALLL, end of period	$579,806	$6,095,304	$6,675,110

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss (benefit) on unfunded lending commitments	(18,088)	(3,628)	(21,716)
Reserve for unfunded lending commitments, end of period	$73,103	$9,275	$82,378
Total ACL, end of period	$652,909	$6,104,579	$6,757,488

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook, indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at September 30, 2023 that the unemployment rate is expected to be approximately 4.2%, better than our previous estimate of 5.1% at December 31, 2022. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at September 30, 2023 to be approximately 208 at the end of 2023 compared to our estimate at December 31, 2022 of approximately 183 for that period. While the economy saw significant recovery in 2022 and into 2023, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation and high interest rates.

The Company's ACL was $7.1 billion at September 30, 2023, an increase of $191.7 million from December 31, 2022. The increase in the ACL was primarily driven by a deterioration in the personal unsecured lending and CRE (including multifamily) portfolio, partially offset by improvement in the macroeconomic outlook for certain macro variables such as unemployment rate and used vehicle price index. The ACL for the consumer segment increased by $142.3 million, and the ACL for the commercial segment increased $49.4 million, for the period ended September 30, 2023 compared to December 31, 2022.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Non-accrual loans:
Commercial:
CRE	$92,107	$62,093	$24,866	$19,694
C&I	143,147	94,299	43,406	11,257
Multifamily	44,136	18,476	—	18,214
Other commercial	4,935	5,180	—	674
Total commercial loans	$284,325	$180,048	$68,272	$49,839
Consumer:
Residential mortgages	59,247	75,666	5,957	30,337
Home equity loans and lines of credit	88,927	82,664	16,107	37,755
RICs and auto loans	1,961,943	1,986,748	166,361	179,319
Personal unsecured loans	20,950	10,397	149	—
Other consumer	12,190	5,332	112	129
Total consumer loans	$2,143,257	$2,160,807	$188,686	$247,540
Total non-accrual loans	$2,427,582	$2,340,855	$256,958	$297,379

OREO	24,716	4,437	—	—
Repossessed vehicles	268,790	229,531	—	—
Foreclosed and other repossessed assets	2,169	1,128	—	—
Total OREO and other repossessed assets	$295,675	$235,096	$—	$—
Total non-performing assets	$2,723,257	$2,575,951	$256,958	$297,379
(1) Interest income recognized on a cash basis on nonaccrual loans was $54.8 million and $146.3 million for the three months and nine months ended September 30, 2023, respectively, and $45.1 million and $117.0 million for the three months and nine months ended September 30, 2022, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	September 30, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE(2)	$65,927	$3,340	$69,267	$8,517,438	$8,586,705	$—
C&I(1)	76,166	36,276	112,442	12,660,769	12,773,211	—
Multifamily	8,335	42,493	50,828	10,781,852	10,832,680	—
Other commercial	73,635	2,519	76,154	7,305,770	7,381,924	—
Consumer:
Residential mortgages(3)	85,136	51,379	136,515	4,772,719	4,909,234	—
Home equity loans and lines of credit	30,837	73,616	104,453	2,452,361	2,556,814	—
RICs and auto loans	4,811,324	382,095	5,193,419	39,704,228	44,897,647	—
Personal unsecured loans	77,333	37,431	114,764	4,315,912	4,430,676	5,513
Other consumer	2,153	367	2,520	64,339	66,859	—
Total	$5,230,846	$629,516	$5,860,362	$90,575,388	$96,435,750	$5,513
(1) C&I loans includes $435.3 million of LHFS at September 30, 2023.
(2) CRE loans includes no LHFS at September 30, 2023.
(3) Residential mortgages includes $488 thousand of LHFS at September 30, 2023.

As of:	December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE(2)	$6,971	$3,972	$10,943	$7,971,986	$7,982,929	$—
C&I (1)	48,763	21,884	70,647	14,827,803	14,898,450	—
Multifamily	21,423	—	21,423	9,608,000	9,629,423	—
Other commercial	34,071	2,506	36,577	7,945,530	7,982,107	—
Consumer:
Residential mortgages(3)	76,167	68,237	144,404	5,059,007	5,203,411	—
Home equity loans and lines of credit	37,192	64,107	101,299	2,901,505	3,002,804	—
RICs and auto loans	4,581,952	345,316	4,927,268	39,649,918	44,577,186	—
Personal unsecured loans	42,691	18,620	61,311	4,007,537	4,068,848	3,719
Other consumer	3,752	386	4,138	88,588	92,726	—
Total	$4,852,982	$525,028	$5,378,010	$92,059,874	$97,437,884	$3,719
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2023	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2023(1)	2022	2021	2020	2019	Prior	Total (3)
CRE
Pass	$287,255	$1,738,952	$1,814,006	$1,185,729	$868,773	$1,533,774	$7,428,489
Special mention	—	153,954	57,197	60,724	99,636	65,321	436,832
Substandard	—	—	186,598	107,450	112,372	265,628	672,048
Doubtful	—	—	—	—	49,336	—	49,336
Total CRE	$287,255	$1,892,906	$2,057,801	$1,353,903	$1,130,117	$1,864,723	$8,586,705
Current period gross write-offs - CRE	$—	$—	$627	$—	$8,168	$1,126	$9,921
C&I(2)
Pass	$939,826	$3,375,309	$1,948,873	$1,327,250	$1,020,996	$2,384,350	$10,996,604
Special mention	3,027	78,886	18,543	2,804	42,798	112,060	258,118
Substandard	—	11,880	94,607	64,695	10,498	293,470	475,150
N/A	235,486	459,571	215,780	75,586	48,171	8,745	1,043,339
Total C&I	$1,178,339	$3,925,646	$2,277,803	$1,470,335	$1,122,463	$2,798,625	$12,773,211
Current period gross write-offs - C&I	$2,071	$16,621	$10,603	$3,937	$6,045	$16,911	$56,188
Multifamily
Pass	$1,239,569	$3,154,637	$1,453,801	$1,039,354	$1,452,268	$1,318,897	$9,658,526
Special mention	—	47,869	123,430	9,726	118,172	121,923	421,120
Substandard	—	207,755	79,048	61,372	161,574	243,285	753,034
Total multifamily	$1,239,569	$3,410,261	$1,656,279	$1,110,452	$1,732,014	$1,684,105	$10,832,680
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$1,422	$1,422
Remaining commercial
Pass	$2,397,482	$1,850,713	$1,310,227	$589,256	$283,304	$934,032	$7,365,014
Special mention	—	226	4,484	—	—	3,825	8,535
Substandard	14	1,047	1,223	912	898	4,281	8,375
Total remaining commercial	$2,397,496	$1,851,986	$1,315,934	$590,168	$284,202	$942,138	$7,381,924
Current period gross write-offs - Remaining commercial	$205	$—	$—	$—	$—	$3,803	$4,008
Total commercial loans
Pass	$4,864,132	$10,119,611	$6,526,907	$4,141,589	$3,625,341	$6,171,053	$35,448,633
Special mention	3,027	280,935	203,654	73,254	260,606	303,129	1,124,605
Substandard	14	220,682	361,476	234,429	285,342	806,664	1,908,607
Doubtful	—	—	—	—	49,336	—	49,336
N/A	235,486	459,571	215,780	75,586	48,171	8,745	1,043,339
Total commercial loans	$5,102,659	$11,080,799	$7,307,817	$4,524,858	$4,268,796	$7,289,591	$39,574,520
Current period gross write-offs - Total commercial	$2,276	$16,621	$11,230	$3,937	$14,213	$23,262	$71,539
(1)Loans originated during the nine months ended September 30, 2023.
(2)Includes $435.3 million of LHFS at September 30, 2023.
(3)Includes $177.2 million revolving loans converted to term loans.

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
C&I(2)
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

As of September 30, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$1,014,539	$919,854	$508,430	$249,932	$144,650	$84,806	$2,922,211	6.5%
<600	4,428,390	4,680,559	3,137,394	1,429,398	912,410	589,354	15,177,505	33.8%
600-639	2,823,985	2,808,325	1,496,933	590,344	359,524	182,536	8,261,647	18.4%
>=640	5,589,656	6,068,335	4,049,187	1,703,705	874,467	250,934	18,536,284	41.3%
Total	$13,856,570	$14,477,073	$9,191,944	$3,973,379	$2,291,051	$1,107,630	$44,897,647	100.0%
Current period gross write-offs - RICs and auto loans	$182,827	$1,518,763	$834,770	$291,775	$194,420	$156,947	$3,179,502
(1)    Loans originated during the nine months ended September 30, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$1,390,093	$773,434	$385,534	$236,876	$120,243	$81,560	$2,987,740	6.7%
<600	6,427,169	4,479,653	2,120,477	1,418,891	757,190	399,144	15,602,524	35.0%
600-639	3,801,538	2,142,540	878,099	570,636	264,720	102,409	7,759,942	17.4%
>=640	8,192,528	5,633,422	2,497,563	1,445,413	356,267	101,787	18,226,980	40.9%
Total	$19,811,328	$13,029,049	$5,881,673	$3,671,816	$1,498,420	$684,900	$44,577,186	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of September 30, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO(2)	$8,684	$—	$—	$—	$—	$55	$8,739	0.2%
<600	—	9	35	7	—	1,513	1,564	—%
600-639	8,263	12,638	1,126	361	444	4,076	26,908	0.6%
>=640	1,715,862	1,856,773	645,675	50,590	22,491	102,074	4,393,465	99.2%
Total	$1,732,809	$1,869,420	$646,836	$50,958	$22,935	$107,718	$4,430,676	100.0%
Current period gross write-offs - Personal unsecured loans	$7,416	$108,581	$51,297	$3,351	$1,501	$3,921	$176,067
(1)    Loans originated during the nine months ended September 30, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2022	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO(2)	$9,044	$—	$—	$—	$—	$73	$9,117	0.2%
<600	33	8	22	19	43	1,605	1,730	—%
600-639	18,430	1,745	629	790	383	4,164	26,141	0.6%
>=640	2,663,981	1,085,026	93,544	38,661	41,062	109,586	4,031,860	99.2%
Total	$2,691,488	$1,086,779	$94,195	$39,470	$41,488	$115,428	$4,068,848	100.0%
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2023	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2023(1)	2022	2021	2020	2019	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$1,892	$1,892	$—
<= 70%	—	184,765	1,015,117	894,176	603,408	2,028,642	4,726,108	—
70.01% - 110%	—	91,684	82,202	—	275	6,207	180,368	—
Greater than 110%	—	—	—	—	—	378	378	—
Total residential mortgages	$—	$276,449	$1,097,319	$894,176	$603,683	$2,037,119	$4,908,746	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$2,663	$2,663	$—
<600	—	7,774	16,019	11,633	26,720	111,624	173,770	—
600-679	—	24,290	46,575	33,023	49,534	186,720	340,142	—
680-759	—	76,319	255,748	213,194	173,447	546,338	1,265,046	—
>=760	—	168,066	778,977	636,326	353,982	1,189,774	3,127,125	—
Total residential mortgages	$—	$276,449	$1,097,319	$894,176	$603,683	$2,037,119	$4,908,746	$—
Current period gross write-offs - Residential mortgages	$—	$33	$—	$—	$16	$62	$111

Home equity
LTV Ratios
No LTV available (2)	$—	$1,731	$3,586	$3,063	$3,700	$55,597	$67,677	$42,626
<= 70%	—	40,109	173,248	186,655	234,893	1,823,528	2,458,433	2,380,662
70.01% - 110%	—	8,744	2,708	349	23	16,067	27,891	26,605
Greater than 110%	—	667	331	—	—	1,815	2,813	2,813
Total home equity	$—	$51,251	$179,873	$190,067	$238,616	$1,897,007	$2,556,814	$2,452,706

FICO Scores
No FICO score available	$—	$713	$2,502	$2,644	$3,319	$53,810	$62,988	$37,951
<600	—	381	2,334	3,778	6,073	125,786	138,352	122,068
600-679	—	3,650	8,233	10,488	22,143	231,539	276,053	256,165
680-759	—	17,773	62,160	63,735	74,276	608,536	826,480	809,298
>=760	—	28,734	104,644	109,422	132,805	877,336	1,252,941	1,227,224
Total home equity	$—	$51,251	$179,873	$190,067	$238,616	$1,897,007	$2,556,814	$2,452,706
Current period gross write-offs - Home equity	$—	$—	$—	$12	$11	$666	$689
(1) Loans originated during the nine months ended September 30, 2023. The Company ceased origination of new residential mortgage and home equity loans in 2022.
(2) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS

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
(4) Excludes LHFS.

During the nine months ended September 30, 2023, the Company reported $24.2 million in gross charge-offs related to other consumer portfolios.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan Modifications

Occasionally the Company modifies loans to customers in financial difficulty by providing term extensions, payment deferrals, and interest rate reductions. When a loan is modified, the related unamortized net fees and costs and any prepayment penalties are carried forward and any fees received, and direct loan origination costs associated with the refinancing or restructuring are deferred. Additionally, the EIR is recalculated based upon the amortized cost basis of the modified loan and its revised contractual cash flows. If the modification results in a new loan, unamortized fees and costs from the original loan are recognized into income.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Payment Deferral Only
	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
CRE	$64,427	0.75%	$64,600	0.75%
C&I	23,758	0.19%	71,824	0.56%
Multifamily	59,521	0.55%	62,342	0.58%
Consumer:
RICs and auto loans	261,306	0.58%	608,640	1.36%
Total	$409,012	0.42%	$807,406	0.84%

	All Other Modifications
	Three months ended		Nine months ended
	September 30, 2023		September 30, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
C&I	$36,933	0.29%	$38,446	0.30%
Other commercial	—	—%	23	—%
Consumer:
Residential mortgages	1,890	0.04%	3,757	0.08%
Home equity loans and lines of credit	1,167	0.05%	3,865	0.15%
RICs and auto loans	90,928	0.20%	331,107	0.74%
Total	$130,918	0.14%	$377,198	0.39%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the current period:

	Amortized Cost
	As of September 30, 2023
(dollars in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$64,600	$—	$—
C&I	82,602	27,378	290
Multifamily	56,627	—	5,715
Other commercial	23	—	—
Consumer:
Residential mortgages	3,202	555	—
Home equity loans and lines of credit	3,613	40	212
RICs and auto loans	649,146	266,772	23,829
Total	$859,813	$294,745	$30,046

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

	Amortized Cost		Amortized Cost
	Three months ended		Year ended
	September 30, 2023		September 30, 2023
	Payment deferral	All other modification types	Payment deferral	All other modification types

Commercial:
C&I	$391	$93	$548	$118
Consumer:
RICs and auto loans	21,327	14,145	28,514	18,207
Total	$21,718	$14,238	$29,062	$18,325

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

	Three months ended September 30, 2022
	Number of Contracts	Pre-TDR Recorded Investment(1)	Post-TDR Recorded Investment(2)
	(dollars in thousands)
Commercial:
C&I	35	$5,076	$5,082
Other commercial	3	1	1
Consumer:
Residential mortgages(3)	3	1,264	1,262
Home equity loans and lines of credit	9	953	1,026
RICs and auto loans	13,392	247,175	247,048
Total	13,442	$254,469	$254,419

	Nine months ended September 30, 2022
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

	Three months ended September 30,		Nine months ended September 30,
	2022		2022
(dollars in thousands)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
Commercial
Other commercial	—	$—	1	$11
Consumer:
Residential mortgages	2	296	82	$28,945
Home equity loans and lines of credit	4	321	39	5,268
RICs and auto loans	1,240	25,382	4,143	78,390
Personal unsecured loans	—	—	14	196
Other consumer	—	—	2	57
Total	1,246	$25,999	4,281	$112,867
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles and commercial equipment vehicles and aircraft, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Leased vehicles	$17,591,391	$18,241,836
Less: accumulated depreciation	(3,634,754)	(3,699,350)
Depreciated net capitalized cost	$13,956,637	$14,542,486
Manufacturer subvention payments, net of accretion	(545,781)	(447,009)
Origination fees and other costs	280,464	170,435
Leased vehicles, net	$13,691,320	$14,265,912
Commercial equipment vehicles and aircraft, gross	$—	$2,221
Less: accumulated depreciation	—	(1,022)
Commercial equipment vehicles and aircraft, net	$—	$1,199
Total operating lease assets, net	$13,691,320	$14,267,111

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2023 (in thousands):

2023	$599,881
2024	1,801,566
2025	1,044,025
2026	334,779
2027	4,683
Total	$3,784,934

During the three months and nine months ended September 30, 2023, the Company recognized $12.9 million and $55.3 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $19.7 million and $66.0 million recognized during the three months and nine months ended September 30, 2022, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at December 31, 2022	$1,238,676	$159,026	$52,198	$1,015,131	$302,701	$2,767,732
Deferred tax acquisition adjustment	—	—	—	—	(1,067)	(1,067)
Goodwill at September 30, 2023	$1,238,676	$159,026	$52,198	$1,015,131	$301,634	$2,766,665
During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. During the three months and nine months ended September 30, 2023, there were no other additions, re-allocations, impairments, or disposals of goodwill.

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

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	September 30, 2023		December 31, 2022
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$242,833	$(227,167)	$260,458	$(209,542)
Stellantis relationship	6,357	(132,393)	10,261	(128,489)
Other intangibles	47,550	(44,754)	55,914	(66,695)
Total intangibles subject to amortization	$296,740	$(404,314)	$326,633	$(404,726)

At September 30, 2023 and December 31, 2022, the Company did not have any intangibles, other than goodwill, that were not subject to amortization.

Amortization expense on intangible assets was $9.3 million and $29.9 million and $11.0 million and $36.0 million for the three months and nine months ended September 30, 2023 and 2022, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2023	$39,110	$29,896	$9,214
2024	37,954	—	37,954
2025	34,693	—	34,693
2026	32,496	—	32,496
2027	28,650	—	28,650
Thereafter	153,733	—	153,733

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	September 30, 2023	December 31, 2022
Operating lease ROU assets	$446,008	$532,667
Deferred tax assets	212,478	221,602
Accrued interest receivable	844,757	685,229
Derivative assets at fair value	1,755,704	1,390,218
Other real estate owned and other repossessed assets	295,675	235,096
Equity method investments	307,584	265,392
MSRs	104,523	107,383
Income tax receivables	379,118	400,063
Prepaid expense	520,996	223,815
Miscellaneous assets and receivables	783,743	684,985
Total Other assets	$5,650,586	$4,746,450

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

For the three months and nine months ended September 30, 2023, operating lease expenses were $34.5 million and $122.7 million, respectively, compared to $38.4 million and $100.6 million for the corresponding periods in 2022. Sublease income was $1.1 million and $3.0 million, respectively, for the three months and nine months ended September 30, 2023, compared to $1.1 million and $3.0 million for the corresponding periods in 2022. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2023	Total Operating leases
(in thousands)
2023	$36,181
2024	138,238
2025	114,096
2026	85,047
2027	72,865
Thereafter	126,472
Total lease liabilities	$572,899
Less: Interest	(45,811)
Present value of lease liabilities	$527,088

Supplemental Balance Sheet Information	September 30, 2023	December 31, 2022
Operating lease ROU assets	$446,008	$532,667
Other liabilities	$527,088	$607,432
Weighted-average remaining lease term (years)	5.7	6.0
Weighted-average discount rate	3.0%	3.0%

	Nine months ended September 30,
Other Information	2023	2022
	(in thousands)
Operating cash flows from operating leases(1)	$(115,681)	$(116,159)
Leased assets obtained in exchange for new operating lease liabilities	$27,958	$127,958
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Assets
Restricted cash	$982,009	$923,485
LHFI	26,300,656	27,138,450
Operating lease assets, net (1)	13,691,320	14,267,111
Various other assets	665,425	716,707
Total Assets	$41,639,410	$43,045,753
Liabilities
Notes payable	$26,363,198	$31,582,685
Various other liabilities	119,261	137,989
Total Liabilities	$26,482,459	$31,720,674
(1) As noted above, all leased vehicles are originated through a titling trust. At September 30, 2023 and December 31, 2022, $7.7 billion and $4.8 billion of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of September 30, 2023 and December 31, 2022, the Company was servicing $29.7 billion and $31.9 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Assets securitized	$3,055,760	$9,376,437	$8,967,889	$18,033,866

Net proceeds from new securitizations (1)	$2,093,050	$6,594,664	$5,813,928	$12,736,284
Net proceeds on retained bonds	339,690	912,632	935,479	1,942,378
Cash received for servicing fees (2)	231,757	229,978	701,264	691,407
Net distributions from Trusts (2)	734,192	893,756	2,156,206	3,100,654
Total cash received from Trusts	$3,398,689	$8,631,030	$9,606,877	$18,470,723
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

During the three months and nine months ended September 30, 2023, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. During the three months and nine months ended September 30, 2022, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Related party SPAIN securitizations	$—	$200,320
Third-party SCART serviced securitizations	736,497	1,088,580
Total serviced for other portfolio	$736,497	$1,288,900

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at September 30, 2023 was $34.0 million and $3.0 million of debt and equity investments, respectively, compared to $52.0 million and $2.0 million at December 31, 2022. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Cash received for servicing fees	$2,109	$5,023	$6,666	$16,061

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,614,182	15.0%	$12,950,737	16.4%
Non-interest-bearing demand deposits	15,916,975	20.5%	18,082,061	22.9%
Savings	4,792,578	6.2%	5,282,259	6.7%
Customer repurchase accounts	284,222	0.4%	338,421	0.4%
Money market	25,639,976	33.1%	29,369,827	37.0%
CDs	19,222,700	24.8%	13,105,236	16.6%
Total deposits (1)	$77,470,633	100.0%	$79,128,541	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.1 billion and $5.9 billion at September 30, 2023 and December 31, 2022, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $116.8 million and $150.0 million at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company had $4.9 billion and $2.9 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $40.0 million from the FHLB of Pittsburgh at September 30, 2023 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2023 were $43.0 billion, compared to $43.6 billion at December 31, 2022. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the nine months ended September 30, 2023, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.50% fixed-to-floating rate senior notes due March 2029, and $500 million in aggregate principal amount of its 6.57% fixed-to-floating rate senior notes due June 2029. Additionally, the Bank issued $131.6 million of credit-linked notes due February 2052, and $115.5 million of credit-linked notes due June 2033. The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. The Company also completed on-balance sheet securitization transactions of $4.7 billion on its SDART platform, of which it retained approximately $518.2 million and issued $2.1 billion of amortizing notes on its SCARF platform.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the three months and nine months ended September 30, 2023, the Company paid approximately $85.5 million and $137.5 million to purchase some of its debt related to on-balance sheet securitizations, resulting in a gain of $5.3 million and $7.5 million which is reported as Other miscellaneous income within Miscellaneous income, net.

Subsequent to September 30, 2023, in October 2023, the Bank entered into a fixed rate loan agreement with Santander in the amount of $2.0 billion. Also, In October 2023, our auto business completed an on-balance sheet securitization transaction of $1.1 billion on its SDART platform, of which it retained approximately $100.8 million, and completed its first on-balance sheet securitization on its SBALT platform in the amount of approximately $1.2 billion, of which it retained approximately $161.5 million.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2023		December 31, 2022
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.88% senior notes due January 2024 (1)	$—	—%	$750,000	2.88%
3.50% senior notes due June 2024	999,308	3.50%	998,567	3.60%
3.45% senior notes due June 2025	998,026	3.45%	997,135	3.58%
4.26% senior notes due June 2025	499,429	4.43%	498,826	4.36%
4.50% senior notes due July 2025	1,098,772	4.50%	1,098,287	4.56%
Senior notes due April 2026 (2)	433,436	5.97%	433,396	3.63%
5.81% senior notes due September 2026	498,953	5.92%	498,697	5.90%
3.24% senior notes due October 2026	929,226	3.24%	924,692	3.97%
6.89% senior notes due June 2027 (1)	750,000	6.89%	—	—%
4.40% senior notes due July 2027	1,049,631	4.40%	1,049,601	4.40%
2.49% senior notes due January 2028	997,390	2.57%	996,691	2.56%
6.50% senior notes due March 2029	996,404	6.59%	—	—%
6.57% senior notes due June 2029	497,940	6.67%	—	—%
2.88% subordinated notes due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
Total Parent Company borrowings	10,748,515		9,245,892
Subsidiaries
Short-term borrowing due within one year, maturing thru January 2023	$—	—%	$234,581	3.05%
Short-term borrowing due within one year, maturing thru January 2024	277,227	4.66%	—	—%
FHLB advances, maturing through April 2027	7,017,702	5.02%	4,000,000	4.65%
Credit-linked notes due December 2031 (3)	107,079	3.29%	170,563	2.84%
Credit-linked notes due May 2032 (4)	251,285	7.01%	383,485	6.51%
Credit-linked notes due August 2032 (5)	219,050	8.73%	329,774	7.93%
Credit-linked notes due December 2032 (6)	276,392	9.87%	385,279	9.19%
Credit-linked notes due June 2033 (7)	100,082	9.95%	—	—%
Credit-linked notes due February 2052 (8) (11)	121,259	11.87%	—	—%
Warehouse lines maturing through July 2025(9) (10)	3,729,078	7.77%	3,953,800	5.88%
Secured structured financings maturing through December 2031	20,167,678	0.48% -5.96%	24,884,899	0.48% - 5.72%
Total subsidiary borrowings and other debt obligations	32,266,832		34,342,381
Total Parent Company and subsidiaries' borrowings and other debt obligations	$43,015,347		$43,588,273
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
(7) Issued in June 2023 in the amount of $115.50 million. Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
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
(11) Variable rate notes issued in tranches that bear interest at a rate equal to SOFR index plus varying spreads ranging from 4.15% to 13.90% and reset monthly.

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

In connection with certain of its credit linked notes, the Company is required to maintain a letter of credit, as well as a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of the transaction’s credit-linked notes. This is reported as restricted cash in the Condensed Consolidated Financial Statements.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	September 30, 2023
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due October 2024	$1,063,600	$2,600,000	8.82%	$1,460,769	$64
Warehouse line due November 2024	118,600	500,000	8.30%	184,026	—
Warehouse line due January 2025	277,178	500,000	6.62%	383,840	537
Warehouse line due January 2025	965,400	1,000,000	8.75%	1,351,291	2,532
Warehouse line due April 2025	509,300	1,000,000	5.98%	776,067	1
Warehouse line due July 2025	729,400	1,000,000	6.57%	874,739	2,579
Warehouse line due July 2025	65,600	500,000	7.39%	95,652	—
Total credit facilities	$3,729,078	$7,100,000	7.77%	$5,126,384	$5,713

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	September 30, 2023
(dollars in thousands)	Balance	Initial Note Amounts Issued(3)	Initial Weighted Average Interest Rate Range	Collateral(2)	Restricted Cash
Public securitizations maturing on various dates through December 2031(1)	$15,817,557	$46,179,575	0.48% - 5.96%	$24,601,480	$970,153
Privately issued amortizing notes maturing on various dates through August 2030 (3)	4,350,121	10,350,027	2.17% - 6.73%	7,009,208	6,144
Total secured structured financings	$20,167,678	$56,529,602	0.48% - 6.73%	$31,610,688	$976,297
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (Loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended September 30, 2023			June 30, 2023		September 30, 2023
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$63,730	$(13,491)	$50,239
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	3,640	(944)	2,696
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,370	(14,435)	52,935	$(393,495)	$52,935	$(340,560)

Change in unrealized (losses) on investments in debt securities AFS	(88,733)	21,656	(67,077)
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	37,049	(9,612)	27,437
Net unrealized (losses) / gains on investments in debt securities AFS	(51,684)	12,044	(39,640)	(806,404)	(39,640)	(846,044)
Pension and post-retirement actuarial (loss)/gain(3)	683	(177)	506	(22,796)	506	(22,290)

As of September 30, 2023	$16,369	$(2,568)	$13,801	$(1,222,695)	$13,801	$(1,208,894)
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
(3) Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended September 30, 2022			June 30, 2022		September 30, 2022
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(207,888)	$57,465	$(150,423)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	4,590	(954)	3,636
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(203,298)	56,511	(146,787)	$(408,126)	$(146,787)	$(554,913)
Change in unrealized gains/(losses) on investment securities	(186,805)	47,681	(139,124)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)	(18,594)	4,746	(13,848)
Net unrealized (losses) on investment securities AFS	(205,399)	52,427	(152,972)	(607,480)	(152,972)	(760,452)
Pension and post-retirement actuarial gain(3)	757	280	1,037	(27,049)	1,037	(26,012)
As of September 30, 2022	$(407,940)	$109,218	$(298,722)	$(1,042,655)	$(298,722)	$(1,341,377)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2023			December 31, 2022		September 30, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$224,400	$(57,629)	$166,771
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments(1)	11,252	(2,919)	8,333
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	235,652	(60,548)	175,104	$(515,664)	$175,104	$(340,560)

Change in unrealized (losses)/gains on investments in debt securities	(151,605)	21,742	(129,863)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities (2)	108,556	(28,165)	80,391
Net unrealized (losses)/gains on investments in debt securities	(43,049)	(6,423)	(49,472)	(796,572)	(49,472)	(846,044)
Pension and post-retirement actuarial gain / (loss)(3)	2,022	(525)	1,497	(23,787)	1,497	(22,290)
As of September 30, 2023	$194,625	$(67,496)	$127,129	$(1,336,023)	$127,129	$(1,208,894)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2022			December 31, 2021		September 30, 2022
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(666,264)	$178,401	$(487,863)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	16,370	(3,403)	12,967
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(649,894)	174,998	(474,896)	$(80,017)	$(474,896)	$(554,913)
Change in unrealized (losses)/gains on investments in debt securities	(924,765)	239,369	(685,396)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	6,121	(1,272)	4,849
Net unrealized gains/(losses) on investments in debt securities	(918,644)	238,097	(680,547)	(79,905)	(680,547)	(760,452)
Pension and post-retirement actuarial gain / (loss)(3)	2,267	(91)	2,176	(28,188)	2,176	(26,012)
As of September 30, 2022	$(1,566,271)	$413,004	$(1,153,267)	$(188,110)	$(1,153,267)	$(1,341,377)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2022 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 13 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Securities purchased under agreements to resell	$8,034,089	$10,064,717
Securities borrowed	1,434,529	2,359,362
Total	$9,468,618	$12,424,079

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Securities sold under agreements to repurchase	$15,283,490	$15,382,819
Securities lending	46,270	—
Total	$15,329,760	$15,382,819

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

	September 30, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$44,873,056	$(36,838,967)	$8,034,089
Securities borrowed	1,434,529	—	1,434,529
Total	$46,307,585	$(36,838,967)	$9,468,618

	September 30, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$52,122,457	$(36,838,967)	$15,283,490
Securities lending	46,270	—	46,270
Total	$52,168,727	$(36,838,967)	$15,329,760
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$32,015,292	$(21,950,575)	$10,064,717
Securities borrowed	2,359,362	—	2,359,362
Total	$34,374,654	$(21,950,575)	$12,424,079

	December 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets(1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$37,333,394	$(21,950,575)	$15,382,819
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	September 30, 2023
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$24,174,546	$7,373,654	$11,261,845	$9,312,412	$52,122,457
Securities lending	46,270	—	—	—	46,270
Total	$24,220,816	$7,373,654	$11,261,845	$9,312,412	$52,168,727

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	September 30, 2023			December 31, 2022
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements
U.S. Treasury	$32,078,737	$—	$32,078,737	$22,477,916
Residential agency MBS	18,026,592	—	18,026,592	13,223,958
Corporate and other securities	2,017,128	46,270	2,063,398	1,631,520
Total	$52,122,457	$46,270	$52,168,727	$37,333,394

NOTE 12. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet, and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying variable is typically a referenced interest rate (commonly the OIS rate or a SOFR-based rate), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2023, derivatives in this category had a fair value of $127.0 thousand. The credit ratings of the Company and SBNA are currently considered investment grade. As of September 30, 2023, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2023 and December 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $13.6 million and $14.6 million, respectively. The Company had $70.6 million and $7.3 million in cash and securities collateral posted to cover those positions as of September 30, 2023 and December 31, 2022, respectively.

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

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Debt securities AFS (Note 2)	$2,432,322	$2,500,000	$67,678	$39,199

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2023, the Company estimated that approximately $75.2 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$417	$1,606	5.82%	9.90%	4.08
Interest rate swaps - debt securities AFS	4,650,000	105,830	—	2.73%	3.37%	3.29
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,471,700	$69,237	$—	5.31%	3.82%	3.1
Pay variable - receive fixed interest rate swaps	12,475,000	—	534,061	1.77%	1.45%	1.43
Interest rate floor	700,000	—	—	—%	—%	0.22
Total	$21,315,466	$175,484	$535,667	2.50%	2.22%	2.07

December 31, 2022
Fair value hedges:
Cross-currency swaps	$50,214	$534	$905	5.28%	8.37%	2.19
Interest rate swaps - debt securities AFS	2,500,000	43,814	4,615	3.66%	1.85%	2.74
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$250,000	$1,361	$—	4.30%	3.92%	3.00
Pay variable - receive fixed interest rate swaps	13,075,000	1,315	685,733	1.35%	3.56%	1.80
Interest rate floor	800,000	1	—	—%	—%	0.91
Total	$16,675,214	$47,025	$691,253	1.69%	3.16%	1.92

During 2018, 2019, and 2020, the Company entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge against variable rate debt and had maturity dates ranging from two to five years. In 2021, the Company de-designated the hedge relationships and terminated the swaps, resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $3.6 million and $11.3 million previously recorded in AOCI into interest expense during the three months and nine months ended September 30, 2023, respectively.

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Mortgage banking derivatives:
Mortgage servicing interest rate swaps	$662,000	$682,000	$22,403	$19,479	$45,170	$38,408
Total mortgage banking risk management	662,000	682,000	22,403	19,479	45,170	38,408

Customer-related derivatives:
Swaps receive fixed	15,151,109	14,372,637	—	4,111	1,077,609	939,118
Swaps pay fixed	15,128,507	14,465,930	1,113,562	970,795	1,441	8,687
Other	9,069,092	7,394,081	78,056	91,724	80,120	89,139
Total customer-related derivatives	39,348,708	36,232,648	1,191,618	1,066,630	1,159,170	1,036,944

Other derivative activities:
Foreign exchange contracts	10,399,977	6,552,782	57,529	69,423	55,033	70,583
Interest rate swap agreements	2,700,100	1,100,100	—	4,454	2	—
Interest rate cap agreements	2,562,241	3,071,578	116,164	143,197	—	—
Options for interest rate cap agreements	2,562,241	3,071,578	—	—	116,164	143,197
Interest rate swaptions	2,500,000	—	84,038	—	—	—
Other	58,656,744	43,519,111	113,127	61,736	46,809	65,614

Total	$119,392,011	$94,229,797	$1,584,879	$1,364,919	$1,422,348	$1,354,746

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
	Line Item	2023	2022	2023	2022

Fair value hedges:
Cross-currency swaps	Net interest income	$727	$(57)	$(577)	$(1,078)
Interest rate swaps	Net interest income	8,249	7,509	21,411	17,554
Derivative Activity(1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	8,764	(4,590)	7,696	(16,663)
Pay variable receive-fixed interest rate swap	Interest income on loans	(116,685)	(40,007)	(336,023)	(12,218)
Interest rate floors	Interest income on loans	(351)	(312)	(436)	(289)
Other derivative activities:
Mortgage banking derivatives	Miscellaneous income, net	(5,904)	(10,334)	(8,415)	(40,522)
Customer-related derivatives	Miscellaneous income, net	(6,788)	42,691	(6,719)	8,133
Foreign exchange	Miscellaneous income, net	17,214	(35,094)	30,648	16,218
Interest rate swaps, caps, and options	Miscellaneous income, net	(2,809)	(1,821)	(5,909)	3,316
Other	Miscellaneous income, net	231,411	127,748	201,280	154,823
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $50.2 million and $166.8 million, and losses of $150.4 million and $487.9 million, net of tax, for the three months and nine months ended September 30, 2023, and 2022, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $2.7 million and $8.3 million, and losses of $3.6 million and $13.0 million, net of tax, for the three months and nine months ended September 30, 2023, and 2022, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
September 30, 2023
Fair value hedges	$106,247	$—	$106,247	$(43,485)	$62,762
Cash flow hedges	69,237	—	69,237	(69,237)	—
Other derivative activities(1)	1,584,879	(4,659)	1,580,220	(493,327)	1,086,893
Total Derivative Assets	$1,760,363	$(4,659)	$1,755,704	$(606,049)	$1,149,655

December 31, 2022
Fair value hedges	$44,348	$—	$44,348	$—	$44,348
Cash flow hedges	2,677	—	2,677	—	2,677
Other derivative activities(1)	1,364,919	(21,726)	1,343,193	(259,734)	1,083,459
Total Derivative Assets	$1,411,944	$(21,726)	$1,390,218	$(259,734)	$1,130,484
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

NOTE 12. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
September 30, 2023
Fair value hedges	$1,606	$—	$1,606	$—	$1,606
Cash flow hedges	534,061	—	534,061	(200,622)	333,439
Other derivative activities(1)	1,422,348	(4,609)	1,417,739	(118,509)	1,299,230
Total Derivative Liabilities	$1,958,015	$(4,609)	$1,953,406	$(319,131)	$1,634,275

December 31, 2022
Fair value hedges	$5,520	$—	$5,520	—	$5,520
Cash flow hedges	685,733	—	685,733	$(302,935)	382,798
Other derivative activities(1)	1,354,746	(21,726)	1,333,020	(149,381)	1,183,639
Total Derivative Liabilities	$2,045,999	$(21,726)	$2,024,273	$(452,316)	$1,571,957
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Financial assets:
U.S. Treasury securities	$31,043	$—	$—	$31,043	$218,439	$—	$—	$218,439
Corporate debt	—	280,400	—	280,400	—	370,491	—	370,491
ABS	—	506,727	—	506,727	—	504,018	—	504,018
MBS	—	5,351,987	—	5,351,987	—	5,937,271	—	5,937,271
Investment in debt securities AFS(2)	$31,043	$6,139,114	$—	$6,170,157	$218,439	$6,811,780	$—	$7,030,219
Trading securities	1,704,832	6,789,198	2,574	8,496,604	1,229,279	4,634,676	369	5,864,324
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	1,400,766	—	1,400,766	—	234,169	—	234,169
RICs HFI(3)	—	—	15,437	15,437	—	—	20,924	20,924
LHFS (1)(4)	—	488	—	488	—	549	—	549
MSRs	—	—	104,523	104,523	—	—	107,383	107,383
Other assets - derivatives (2)	1,572	1,754,115	17	1,755,704	602	1,389,593	22	1,390,217
Total financial assets (5)	$1,737,447	$16,083,681	$122,551	$17,943,679	$1,448,320	$13,070,767	$128,698	$14,647,785
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$364,284	$—	$364,284	$—	$245,149	$—	$245,149
Trading liabilities	2,770,142	318,887	226	3,089,255	2,557,495	313,920	230	2,871,645
Other liabilities - derivatives (2)	1,125	1,951,146	1,135	1,953,406	448	2,021,593	2,232	2,024,273
Total financial liabilities	$2,771,267	$2,634,317	$1,361	$5,406,945	$2,557,943	$2,580,662	$2,462	$5,141,067
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
(4) Residential mortgage loans.
(5) Approximately $122.6 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.7% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At September 30, 2023 and December 31, 2022, the balance of these loans serviced for others was $8.7 billion and $9.2 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from brokers are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from brokers. If the residential MSRs fair value falls outside of the brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value. MSR’s are classified as Level 3.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
• A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $3.0 million and $5.9 million, respectively, at September 30, 2023.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.0 million and $7.7 million, respectively, at September 30, 2023.

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

	Three months ended September 30, 2023					Three months ended September 30, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$16,983	$105,241	$(1,368)	$2,352	$123,208	$26,172	$104,411	$(1,364)	$1,403	$130,622
Gains/(losses) in earnings	—	2,215	250	(4)	2,461	—	9,721	(133)	—	9,588
Additions/Issuances	—	—	—	—	—	—	—	—	(1,092)	(1,092)
Settlements(1)	(1,546)	(2,933)	—	—	(4,479)	(2,889)	(3,721)	—	(163)	(6,773)
Balances, end of period	$15,437	$104,523	$(1,118)	$2,348	$121,190	$23,283	$110,411	$(1,497)	$148	$132,345
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$2,215	$250	$(4)	$2,461	$—	$9,721	$(133)	$—	$9,588

	Nine months ended September 30, 2023					Nine months ended September 30, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$20,924	$107,383	$(2,210)	$139	$126,236	$33,529	$79,107	$526	$—	$113,162
Gains/(losses) in earnings	—	4,963	1,092	(11)	6,044	—	41,274	(2,023)	—	39,251
Additions/Issuances	—	—	—	—	—	47	3,383	—	311	3,741
Transfer from Level 2	—	—	—	2,220	2,220	—	—	—		—
Settlements(1)	(5,487)	(7,823)	—	—	(13,310)	(10,293)	(13,353)	—	(163)	(23,809)
Balances, end of period	$15,437	$104,523	$(1,118)	$2,348	$121,190	$23,283	$110,411	$(1,497)	$148	$132,345
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$4,963	$1,092	$(11)	$6,044	$—	$41,274	$829	$—	$42,103
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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Impaired commercial LHFI	$—	$56,170	$110,874	$167,044	$—	$33,133	$51,794	$84,927
Foreclosed assets	—	38,640	—	38,640	—	4,108	—	4,108
Vehicle inventory	—	299,115	—	299,115	—	246,970	—	246,970
LHFS	—	—	435,321	435,321	—	—	99,006	99,006
Auto loans impaired due to bankruptcy	—	167,106	—	167,106	—	212,866	—	212,866
Goodwill	—	—	2,766,665	2,766,665	—	—	2,767,732	2,767,732

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

The Company had LHFS portfolios of $435.3 million and $99.0 million at September 30, 2023 and December 31, 2022, respectively that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Statement of Operations Location	2023	2022	2023	2022
Impaired LHFI	Credit loss expense / (benefit) (1)	$9,097	$34,184	$21,415	$43,752
Foreclosed assets	Miscellaneous income, net (1)	(290)	(22)	(298)	(22)
LHFS	Credit loss expense / (benefit) (1)	—	—	(3,614)	(77)
LHFS	Miscellaneous income	(18,571)	(3,909)	(24,801)	(11,356)
Auto loans impaired due to bankruptcy	Credit loss expense	(4,125)	—	(5,840)	—
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at September 30, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$104,523	DCF	CPR (1)	0.00% - 100.00% (7.45%)
			Discount rate (2)	9.80%
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
(1), (2), (3) - See corresponding footnotes to the September 30, 2023 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	September 30, 2023					December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$10,705,134	$10,705,134	$10,705,134	$—	$—	$10,218,066	$10,218,066	$10,218,066	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,468,618	9,461,813	—	9,461,813	—	12,424,079	12,399,815	—	12,399,815	—
Investments in debt securities AFS	6,170,157	6,170,157	31,043	6,139,114	—	7,030,219	7,030,219	218,439	6,811,780	—
Investments in debt securities HTM	9,153,367	7,486,846	—	7,486,846	—	9,549,218	8,273,285	—	8,273,285	—
Trading securities and other investments(2)	8,696,604	8,696,853	1,704,832	6,989,447	2,574	5,864,324	5,864,324	1,229,279	4,634,676	369
LHFI, net	89,015,475	91,152,556	—	56,170	91,096,386	90,558,330	92,466,522	—	33,133	92,433,389
LHFS	435,809	435,809	—	488	435,321	99,555	99,555	—	549	99,006
Restricted cash	5,406,821	5,406,821	5,406,821	—	—	6,346,248	6,346,248	6,346,248	—	—
MSRs	104,523	104,523	—	—	104,523	107,383	107,383	—	—	107,383
Derivatives	1,755,704	1,755,704	1,572	1,754,115	17	1,390,217	1,390,217	602	1,389,593	22

Financial liabilities:
Deposits (1)	19,222,700	19,302,669	—	19,302,669	—	13,105,236	13,095,685	—	13,095,685	—
Federal funds purchased and securities loaned or sold under repurchase agreements	15,329,760	15,322,701	—	15,322,701	—	15,382,819	15,406,457	—	15,406,457	—
Trading liabilities	3,089,255	3,089,255	2,770,142	318,887	226	2,871,645	2,871,645	2,557,495	313,920	230
Borrowings and other debt obligations	43,015,347	42,542,651	—	33,598,901	8,943,750	43,588,273	42,837,678	—	34,092,868	8,744,810
Derivatives	1,953,406	1,953,406	1,125	1,951,146	1,135	2,024,273	2,024,273	448	2,021,593	2,232
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At September 30, 2023, the fair value of the underlying collateral was $52.3 billion before netting of $36.8 billion, all of which was sold or re-pledged.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2023			December 31, 2022
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
RICs HFI	$15,437	$15,437	$—	$20,924	$21,358	$(434)
Nonaccrual loans	125	125	—	295	308	(13)
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	1,400,766	1,401,838	(1,072)	$234,169	$237,000	$(2,831)
Federal funds purchased and securities loaned or sold under repurchase agreements	364,284	364,520	(236)	245,149	250,000	(4,851)

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Non-interest income:
Consumer and commercial fees	$79,440	$111,006	$258,271	$308,830
Lease income	617,962	663,123	1,866,968	2,012,982
Capital market revenue	103,675	32,986	217,561	142,062
Miscellaneous income, net
Mortgage banking income, net	784	3,802	9,624	21,119
BOLI	19,389	14,674	49,485	44,631
Net gain on sale of operating leases	12,922	19,740	55,296	66,002
Asset and wealth management fees	62,523	62,986	185,844	196,544
(Loss) /Gain on non-mortgage loans	2,058	(3,936)	(8,147)	(10,485)
Other miscellaneous income, net	(14,360)	29,729	(8,397)	58,366
Net gain / (loss) on sale of investment securities	37,048	(18,594)	108,556	6,121
Total Non-interest income	$921,441	$915,516	$2,735,061	$2,846,172
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services(1)	$28,110	$43,693	$92,081	$125,001
Commission and trailer fees(2)	56,942	56,385	171,442	176,170
Interchange income, net(2)	18,798	19,025	53,321	55,590
Underwriting service fees(2)	38,147	13,668	107,624	68,048
Asset and wealth management fees(2)	26,520	37,132	87,135	115,776
Other revenue from contracts with customers(2)	7,594	11,991	24,518	37,385
Total in-scope of revenue from contracts with customers	176,111	181,894	536,121	577,970
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees(3)	34,601	50,142	115,571	132,870
Lease income	617,962	663,123	1,866,968	2,012,982
Other miscellaneous income, net (3)	55,719	38,951	107,845	116,229
Net gain / (loss) on sale of investment securities	37,048	(18,594)	108,556	6,121
Total out-of-scope of revenue from contracts with customers	745,330	733,622	2,198,940	2,268,202
Total non-interest income	$921,441	$915,516	$2,735,061	$2,846,172
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Other expenses:
Amortization of intangibles	$9,301	$10,986	$29,896	$35,952
Deposit insurance premiums and other expenses	16,175	11,334	58,774	32,348
Loss on debt extinguishment	$—	$67	$—	$67
Other administrative expenses	91,759	85,626	275,203	272,116
Other miscellaneous expenses	6,648	8,062	19,988	38,446
Total Other expenses	$123,883	$116,075	$383,861	$378,929

NOTE 15. INCOME TAXES

Income tax benefit of $147.8 million and $54.9 million was recorded for the three months and nine months ended September 30, 2023, respectively, compared to Income tax expense of $76.2 million and $344.9 million for the corresponding periods in 2022. This resulted in an ETR of 527.5% and (5.9)% for three months and nine months ended September 30, 2023, respectively, compared to 25.1% and 21.2% for the corresponding periods in 2022.

The income tax benefit recorded (and related ETR) for the three months and nine months ended September 30, 2023 was directly impacted by a reduction in the Company’s full-year forecasted ETR from 9.93% as of June 30, 2023 to (5.76)% as of September 30, 2023. This reduction was primarily the result of (i) a decrease in 2023 full-year forecasted pre-tax income and (ii) a significant increase in forecasted electric vehicle tax credits expected to be generated in 2023 related to new preferred lease and lending agreements entered into with several auto OEMs after August 2023.

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

The Company had a net deferred tax liability balance of $2.5 million at September 30, 2023 (consisting of a deferred tax asset balance of $212.5 million and a deferred tax liability balance of $215.0 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million). The $164.9 million change in net deferred tax liability for the period ended September 30, 2023 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2023	December 31, 2022
	(in thousands)
Commitments to extend credit	$26,047,201	$28,964,952
Letters of credit	1,390,028	1,448,459
Recourse exposure on sold loans	19,158	19,836
Total commitments	$27,456,387	$30,433,247

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

Included within the reported balances for commitments to extend credit at September 30, 2023 and December 31, 2022 were $3.2 billion and $3.3 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2023 was 14.2 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2023 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments, and were immaterial to the Company’s financial statements at September 30, 2023. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2023 and December 31, 2022, the liability related to unfunded lending commitments was $72.9 million and $85.6 million, respectively.

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

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guaranty. For loans sold with recourse under the terms of its multifamily sales program with the FNMA, the Company retained a portion of the associated credit risk.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2023	December 31, 2022
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$10,732	$14,219
Other contingencies	Consumer arrangements	—	5,000

MPLFA

Under the terms of the MPLFA, SC must make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA requires SC to maintain at least $2.5 billion in funding available for floor plan loans and $2.5 billion of financing dedicated to Stellantis retail financing. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of September 30, 2023, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC executed a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2023 and December 31, 2022 not subject to a market price check was zero.

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

As of September 30, 2023 and December 31, 2022, the Company accrued aggregate legal and regulatory liabilities of approximately $12.3 million and $17.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $17.5 million as of September 30, 2023 and $9.0 million as of December 31, 2022. Set forth below are descriptions of the significant lawsuits, regulatory matters and other legal proceedings to which the Company is subject.

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

Kelly v. SC. A putative Pennsylvania-only class action pending in the United States District Court for the Eastern District of Pennsylvania captioned Hugh and Christina Kelly v. Santander Consumer USA Holdings Inc., 2:20-cv-03698, alleges that SC violated the Uniform Commercial Code and Pennsylvania Motor Vehicle Sales Finance Act, and that repossessions were not commercially reasonable or done in good faith when the post-repossession notice included a storage fee of $25 that was less than the stated amount. Plaintiffs also allege that SC failed to inform the consumers of a required fee to retrieve their personal affects. Plaintiffs allege that any fee charged by a recovery agent or auction house was impermissible due to SC’s failure to disclose them. On December 16, 2022, the court preliminarily approved a settlement with SC pursuant to which SC will pay a total of $14 million to resolve the litigation. A final settlement approval hearing was held on October 18, 2023. The court has not yet issued an order.

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur; The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. SC filed its Notice of Appeal.

Real Legacy Assurance ERISA Litigation. On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure the Plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. On April 4, 2023, the court granted the plaintiffs' motion for class certification.

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

NOTE 17. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducts business with Santander and its subsidiaries. Santander policy requires that these transactions occur at prevailing market rates and terms, and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) the Bank to other Santander affiliates are legally required to be secured by eligible collateral. The following disclosures below are the more significant related party transactions entered into during 2023:

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2022.

On October 5, 2023, SBNA entered into a loan agreement with Santander to borrow $2.0 billion at a fixed rate of 6.98%, which will mature on October 16, 2025.

Mezzanine and Stockholder's Equity

On June 15, 2023, the Company issued 1,000,000 shares of a new series of its preferred stock, the 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, without par value and with a liquidation preference of $1,000 per share, to Santander. As of September 30, 2023, Santander was the sole holder of the Series E and F Preferred Stock.

During the nine months ended September 30, 2023, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $1.5 billion. In addition, during the nine months ended September 30, 2023, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $56.8 million.

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $125.9 million and $130.4 million as of September 30, 2023 and December 31, 2022, respectively.

Repurchase Agreements and Securities Trading

During the three months and nine months ended September 30, 2023, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements and securities trading activities, which do not eliminate in consolidation, was $50.0 million and $234.8 million at September 30, 2023, respectively. During the three months and nine months ended September 30, 2023, the amount of income / expense related to these accounts was negligible to the overall results of the Company and Santander.

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
•The CIB segment serves the needs of global corporate and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes the Company's institutional broker-dealer that provides services in investment banking, sales, trading and equity research reports. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and in the C&I, CRE, and CIB business segments and the dealer commercial lending division of the Auto business segment, offers derivatives relating to foreign exchange and lending arrangements. See Note 12 to the Consolidated Financial Statements for additional details.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$926,581	$407,358	$80,426	$115,389	$48,677	$66,736	$(174,486)	$1,470,681
Non-interest income	623,850	58,682	10,732	8,033	90,219	66,696	63,229	921,441
Credit loss expense / (benefit)	782,504	31,789	(8,292)	55,865	(5,258)	205	(521)	856,292
Total expenses	815,996	360,685	57,933	33,362	157,583	72,910	65,375	1,563,844
Income/(loss) before income taxes	(48,069)	73,566	41,517	34,195	(13,429)	60,317	(176,111)	(28,014)
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$1,020,542	$368,627	$80,734	$92,271	$50,364	$53,870	$(67,240)	$1,599,168
Non-interest income	695,303	77,131	17,502	10,337	56,674	63,748	(5,179)	915,516
Credit loss expense / (benefit)	521,235	83,451	27,295	6,243	905	—	(2,723)	636,406
Total expenses	855,150	383,597	60,672	31,186	124,832	62,110	56,677	1,574,224
Income/(loss) before income taxes	339,460	(21,290)	10,269	65,179	(18,699)	55,508	(126,373)	304,054
(1) Refer to corresponding notes above

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$2,754,863	$1,219,442	$242,421	$333,456	$170,311	$210,392	$(458,538)	$4,472,347
Non-interest income	1,924,771	188,390	38,439	25,682	268,012	187,203	102,564	2,735,061
Credit loss expense / (benefit)	1,296,120	238,596	(13,348)	111,931	(19,391)	205	(6,570)	1,607,543
Total expenses	2,464,793	1,090,912	178,239	99,830	392,760	208,931	228,666	4,664,131
Income/(loss) before income taxes	918,721	78,324	115,969	147,377	64,954	188,459	(578,070)	935,734
Total assets	62,945,184	12,601,046	5,031,230	22,488,032	27,502,833	7,404,818	27,680,020	165,653,163
(1) Refer to corresponding notes above

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$3,093,143	$1,002,016	$224,191	$255,453	$124,613	$118,239	$(205,070)	$4,612,585
Total non-interest income	2,098,169	233,842	44,876	32,402	198,940	203,986	33,957	2,846,172
Credit loss expense / (benefit)	1,075,942	148,794	39,551	(8,544)	4,295	—	(2,622)	1,257,416
Total expenses	2,485,535	1,137,645	193,189	95,236	318,066	183,142	161,173	4,573,986
Income/(loss) before income taxes	1,629,835	(50,581)	36,327	201,163	1,192	139,083	(329,664)	1,627,355
Total assets	62,490,143	13,072,265	6,559,994	19,663,939	30,358,386	7,944,125	26,739,976	166,828,828
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

During the second half of 2023, the Company entered into numerous new lending agreements with various auto OEMs. These new agreements reinforce the Company’s leadership in the U.S. auto finance market and the Bank’s commitment to forging deep, multi-geography relationships with automotive manufacturers catering to customers across the credit spectrum. These various OEMs have a diverse product lineup including an increased focus on electric vehicles. In addition, the Company has been chosen by LendingClub to be its primary loan servicer for its auto refinance program.

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

In April 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the FRB of New York In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed SanCap. Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at September 30, 2023 was 3.8% compared to 3.6% at June 30, 2023 and 3.6% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

September 30, 2023
Dow Jones Industrial Average	1.1%
S&P 500	11.7%
NASDAQ Composite	26.3%

At its September 2023 meeting, the FOMC maintained the federal funds rate target range of 5.25% - 5.50%. The FOMC continues to focus its policy making on maximum employment and a 2.0% inflation target rate.

The ten-year Treasury bond rate at September 30, 2023 was 4.57%, up from 3.88% at December 31, 2022.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim- based index, decreased from 219.3 at December 31, 2022 to 214.3 at September 30, 2023.

Recent Events Affecting the Financial Services Industry
In response to the current interest rate environment and recent events affecting the financial services industry, the Company has enhanced its monitoring of interest rate and liquidity risks. Additional information related to these matters can be found in the sections of this MD&A captioned "Deposits", "Bank Regulatory Capital", "Liquidity and Capital Resources", and "Asset and Liability Management".

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. The Company was not materially impacted by these events during the quarter; however, changing market conditions are considered a significant risk factor to the Company. These factors will likely increase competition and pricing on customer deposits over the short and medium term, heighten market and regulatory focus and reform on liquidity, capital, and interest rate risk and likely result in a special assessment on banks to cover losses to the FDIC’s DIF which we estimate to be approximately $60 million in total and to be paid quarterly over the next two years beginning in the first quarter of 2024. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, and increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

	SANTANDER (1)	SHUSA(3)	SBNA (2)	Overall Outlook
Fitch	A / A-	BBB+	BBB+	Stable
Moody's	A2 / Baa1	Baa2	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
(1) Senior preferred debt / Senior non-preferred rating
(2) Moody's rating represents SBNA long-term issuer rating
(3) SHUSA's senior unsecured rating upgraded by Moody's subsequent to September 30, 2023.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of September 30, 2023, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

On July 27, 2023 the regulatory agencies issued an NPR to modify the definition of cross-jurisdictional activity, which would expand the scope of exposures included in the measurement of cross-jurisdictional activity. This change in scope has the potential to move certain firms into a higher supervisory category under the Federal Reserve’s tailoring rule.

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

These rules include prompt corrective action thresholds that require banking organizations, including the Company and SBNA, to maintain a minimum CET1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios is required for banking institutions to make capital distributions, including paying dividends.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 1 to these Consolidated Financial Statements, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. SHUSA remains in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020, which was elected by the Company.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all, but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2023, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of September 30, 2023, SHUSA's CET1 minimum requirement was 8.2% and declined to 7.0% on October 1, 2023.

On July 27, 2023, the federal banking agencies issued the Capital Proposal that would make significant changes to the regulatory capital rules applicable to Large Banking Organizations (including SHUSA and SBNA) and banking organizations with significant trading activity. This proposal would implement the final elements of the Basel III capital framework and make other changes to the regulatory capital rules in response to recent bank failures. The Capital Proposal would establish the Expanded Risk-Based Approach for calculating RWA that would apply to Large Banking Organizations. The Expanded Risk-Based Approach would include a new more risk-sensitive standardized approach for measuring credit risk and operational risk. It would also include new standardized approaches for measuring market risk and credit valuation adjustment risk, but would allow the use of internal models for market risk in certain circumstances with regulatory approval. Under the Capital Proposal, a Large Banking Organization would be required to calculate its risk-based capital ratios under both the expanded risk-based approach and the current standardized approach and would use the lower of the two. All capital buffer requirements, including the stress capital buffer requirement, would apply regardless of whether the Expanded Risk-Based Approach or the existing standardized approach produces the lower ratio.

The expanded total RWA calculation used in the Expanded Risk-Based Approach would be phased in over a three-year period starting on July 1, 2025. The requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. On October 20, 2023, the federal banking agencies announced that they have extended the comment period on the Capital Proposal from November 30, 2023 until January 16, 2024. In addition to pushing back the comment deadline, the Federal Reserve indicated it would begin collecting data to gather more information from the banks affected by the proposal. That data collection will also end on Jan. 16, 2024. The proposed rules and their impact on SHUSA are under review.

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

On August 29, 2023 the FDIC issued an NPR that modifies the IDI resolution planning requirement to focus on operational readiness and changes to existing resolution strategy. The proposal tailors the requirements for banks with total assets between $50 billion and $100 billion and those above $100 billion.

Long Term Debt Requirements

On July 28, 2023, the Federal Reserve and FDIC issued an NPR that would require banks with total assets of $100 billion or more to maintain a layer of long-term debt from the holding company to improve financial stability by increasing the resolvability and resiliency of such institutions. By requiring each such large bank to maintain a minimum amount of long-term debt to absorb losses, the proposal would increase the options available to resolve such banks in case of failure. Additionally, by reducing the risk that uninsured depositors would face losses, long-term debt can reduce the speed and severity of bank runs, and limit the risk of contagion when a bank is under stress. The proposal would provide a three-year phase-in period and would also allow certain outstanding long-term debt to count toward the minimum requirements to provide banks with a reasonable period to transition to the required characteristics of eligible long-term debt instruments. Comments on the proposal are due by November 30, 2023. SHUSA remains subject to the TLAC requirements outlined below.

Deposit Insurance and Assessments

On October 18, 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC indicated that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates applies to SBNA.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. Under the proposal, the FDIC would collect a special assessment from IDIs at an annual rate of approximately 12.5 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. The assessment base for the proposed special assessment would be equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment rate could be revised before the proposal is finalized in order to reflect any adjustments to the estimated loss to the DIF from protecting the uninsured depositors of failed institutions, any mergers or failures of IDIs, or any amendments to the reported estimates of uninsured deposits by the covered IDIs. In its proposal, the FDIC indicated that the special assessment would be a tax-deductible operating expense for IDIs, and that it assumed that the effect on income of the entire amount of the special assessment would occur in one quarter for the IDIs subject to the assessment. Comments on the proposal were due by July 21, 2023.

As proposed, the current estimated impact of the special assessment is approximately $60 million, which is expected to be recognized upon the rule’s final issuance. Any change to the amount of the uninsured deposits subject to the rule or the terms of the final rule impacting the determination of uninsured deposits, exclusionary criteria, annual rate, or term of annual rate application would have a direct impact on the estimate of SBNA’s special assessment.

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

SHUSA is integrating SanCap's products, models and infrastructure into SHUSA’s U.S. market risk rule program, which is scheduled to be completed in 2023. Until the integration is completed and SanCap’s models are in compliance with the U.S. market risk rule, SHUSA is required to include and report market risk RWAs as of September 30, 2023 utilizing the approaches available in the U.S. market risk rule. Assuming a consistent balance of assets, the Company expects market risk RWAs to decrease as the models are fully implemented.

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

Reference Rate Reform

The U.S. dollar LIBOR reference rate panel ceased publication of LIBOR tenors on June 30, 2023. Although 1-, 3-, and 6-month LIBOR settings continue to be published in synthetic form, these rates are not representative of the markets and, as a result, are not generally used unless required by the underlying contract. Under the guidance of our cross-functional LIBOR transition program, the Company offered products linked to alternative reference rates and remediated existing contracts that used LIBOR reference rates. On December 1, 2022, we ceased originations of new LIBOR-referenced products that did not fall under 'approved use' categories.

As of September 30, 2023, the Company had an immaterial amount of loans with LIBOR exposure and no derivative contracts with LIBOR exposure. All remaining LIBOR loans utilize a LIBOR reference rate that was fixed prior to LIBOR cessation and generally will move to alternative rates at the time of their next contractual rate reset. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market.

As of September 30, 2023, the Company has largely completed its LIBOR-to-SOFR transition program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended September 30, 2023 and 2022
	2023 (1)			2022 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$11,523,253	$218,925	7.60%	$8,617,709	$67,168	3.12%	$151,757	$28,864	$122,893
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	48,147,107	580,720	4.82%	48,595,404	230,436	1.90%	350,284	(2,102)	352,386
Federal funds sold and securities purchased under resale or similar agreements, netting	(37,774,270)			(34,285,170)
Federal funds sold and securities purchased under resale or similar agreements, net	10,372,837			14,310,234
AFS	6,360,187	66,773	4.20%	7,693,194	44,318	2.30%	22,455	(5,960)	28,415
HTM	9,227,351	46,173	2.00%	9,362,844	42,967	1.84%	3,206	(640)	3,846
Trading securities	8,846,360	106,921	4.83%	4,947,678	46,921	3.79%	60,000	44,502	15,498
Other investments	1,300,741	12,172	3.74%	1,041,356	8,492	3.26%	3,680	2,313	1,367
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$47,630,729	$1,031,684	8.66%	$45,973,015	$440,302	3.83%	$591,382	$16,440	$574,942
LOANS (4):
C&I	13,756,417	125,124	3.64%	14,592,904	111,811	3.06%	13,313	(5,771)	19,084
CRE	8,609,794	166,584	7.74%	7,633,869	91,113	4.77%	75,471	12,853	62,618
Other commercial loans	7,330,746	88,440	4.83%	7,920,011	62,609	3.16%	25,831	(4,234)	30,065
Multifamily	10,794,348	134,236	4.97%	8,413,635	79,419	3.78%	54,817	25,950	28,867
Total commercial loans	40,491,305	514,384	5.08%	38,560,419	344,952	3.58%	169,432	28,798	140,634
Consumer loans:
Residential mortgages	4,959,907	43,369	3.50%	5,325,894	44,949	3.38%	(1,580)	(3,269)	1,689
Home equity loans and lines of credit	2,627,286	51,216	7.80%	3,223,451	38,449	4.77%	12,767	(5,243)	18,010
Total consumer loans secured by real estate	7,587,193	94,585	4.99%	8,549,345	83,398	3.90%	11,187	(8,512)	19,699
RICs and auto loans	44,695,318	1,373,171	12.29%	44,279,309	1,277,206	11.54%	95,965	12,120	83,845
Personal unsecured	4,601,412	132,212	11.49%	3,567,627	89,960	10.09%	42,252	28,571	13,681
Other consumer	70,776	1,090	6.16%	107,340	1,806	6.73%	(716)	(573)	(143)
Total consumer	56,954,699	1,601,058	11.24%	56,503,621	1,452,370	10.28%	148,688	31,606	117,082
Total loans	97,446,004	2,115,442	8.68%	95,064,040	1,797,322	7.56%	318,120	60,404	257,716
TOTAL EARNING ASSETS	145,076,733	3,147,126	8.68%	141,037,055	2,237,624	6.35%	909,502	76,844	832,658
Non-interest bearing assets (5)	26,032,881			26,057,626
TOTAL ASSETS	$171,109,614			$167,094,681
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,470,098	$44,848	1.44%	$13,903,253	$8,138	0.23%	$36,710	$(734)	$37,444
Savings	4,959,909	3,223	0.26%	5,537,110	590	0.04%	2,633	(51)	2,684
Money market	26,382,035	183,991	2.79%	31,723,865	51,620	0.65%	132,371	(7,135)	139,506
CDs	18,164,247	208,177	4.58%	2,782,961	8,823	1.27%	199,354	135,481	63,873
TOTAL INTEREST-BEARING DEPOSITS	61,976,289	440,239	2.84%	53,947,189	69,171	0.51%	371,068	127,561	243,507
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	50,636,237	675,050	5.33%	49,038,167	246,066	2.01%	428,984	8,279	420,705
Federal funds purchased and securities sold under agreements to repurchase, netting	(33,583,913)			(32,879,257)
Federal funds purchased and securities sold under agreements to repurchase, net	17,052,324			16,158,910
Trading liabilities	2,678,681	33,273	4.97%	2,629,373	21,524	3.27%	11,749	409	11,340
FHLB advances	7,697,514	98,435	5.12%	3,951,196	24,774	2.51%	73,661	35,129	38,532
Other borrowings	37,032,125	429,448	4.64%	39,431,097	276,921	2.81%	152,527	(15,710)	168,237
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	64,460,644	1,236,206	7.67%	62,170,576	569,285	3.66%	666,921	28,107	638,814
TOTAL INTEREST-BEARING FUNDING LIABILITIES	126,436,933	1,676,445	5.30%	116,117,765	638,456	2.20%	1,037,989	61,553	976,436
Non-interest bearing liabilities (6)	25,744,838			29,674,029
TOTAL LIABILITIES	152,181,771			145,791,794
Mezzanine equity	1,500,000			—
STOCKHOLDER’S EQUITY	17,427,843			21,302,887
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$171,109,614			$167,094,681
NET INTEREST SPREAD (7)			3.38%			4.15%
NET INTEREST MARGIN (8)			4.05%			4.54%
NET INTEREST INCOME		$1,470,681			$1,599,168

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30, 2023 and 2022
	2023 (1)			2022 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$10,409,463	$572,074	7.33%	$11,567,319	$105,912	1.22%	$466,162	$(9,510)	$475,672
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	51,623,580	1,797,354	4.64%	51,634,616	314,168	0.81%	1,483,186	—	1,483,186
Federal funds sold and securities purchased under resale or similar agreements, netting	(37,456,177)			(36,095,832)
Federal funds sold and securities purchased under resale or similar agreements, net	14,167,403			15,538,784
AFS	6,654,822	199,769	4.00%	9,043,745	109,648	1.62%	90,121	(19,755)	109,876
HTM	9,359,202	139,719	1.99%	8,474,367	113,859	1.79%	25,860	12,493	13,367
Trading securities	8,371,191	282,479	4.50%	4,932,518	81,248	2.20%	201,231	80,513	120,718
Other investments	1,282,981	30,144	3.13%	961,691	16,020	2.22%	14,124	6,342	7,782
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$50,245,062	$3,021,539	8.02%	$50,518,424	$740,855	1.96%	$2,280,684	$70,083	$2,210,601
LOANS (4):
C&I	14,961,759	400,781	3.57%	14,246,294	338,250	3.17%	62,531	17,803	44,728
CRE	8,407,974	462,271	7.33%	7,441,308	206,242	3.70%	256,029	29,930	226,099
Other commercial loans	7,432,895	255,535	4.58%	7,966,158	162,778	2.72%	92,757	(10,064)	102,821
Multifamily	10,553,821	377,417	4.77%	7,926,611	203,159	3.42%	174,258	79,531	94,727
Total commercial loans	41,356,449	1,496,004	4.82%	37,580,371	910,429	3.23%	585,575	117,200	468,375
Consumer loans:
Residential mortgages	5,064,592	132,225	3.48%	5,470,993	133,552	3.25%	(1,327)	(28,055)	26,728
Home equity loans and lines of credit	2,769,320	152,277	7.33%	3,325,585	92,235	3.70%	60,042	(12,339)	72,381
Total consumer loans secured by real estate	7,833,912	284,502	4.84%	8,796,578	225,787	3.42%	58,715	(40,394)	99,109
RICs and auto loans	44,525,835	3,988,326	11.94%	43,671,326	3,773,186	11.52%	215,140	75,148	139,992
Personal unsecured	4,462,604	378,035	11.29%	2,840,749	214,509	10.07%	163,526	126,046	37,480
Other consumer	79,181	2,790	4.70%	120,571	2,760	3.05%	30	(52)	82
Total consumer	56,901,532	4,653,653	10.90%	55,429,224	4,216,242	10.14%	437,411	160,748	276,663
Total loans	98,257,981	6,149,657	8.34%	93,009,595	5,126,671	7.35%	1,022,986	277,948	745,038
TOTAL EARNING ASSETS	148,503,043	9,171,196	8.23%	143,528,019	5,867,526	5.45%	3,303,670	348,031	2,955,639
Non-interest bearing assets (5)	26,234,627			26,274,879
TOTAL ASSETS	$174,737,670			$169,802,898
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,667,901	$103,584	1.09%	$14,321,693	$13,418	0.12%	$90,166	$(1,307)	$91,473
Savings	5,067,383	5,890	0.15%	5,603,233	1,577	0.04%	4,313	(155)	4,468
Money market	27,027,192	463,852	2.29%	33,283,516	86,446	0.35%	377,406	(13,247)	390,653
CDs	16,335,529	513,170	4.19%	2,455,423	14,540	0.79%	498,630	283,072	215,558
TOTAL INTEREST-BEARING DEPOSITS	61,098,005	1,086,496	2.37%	55,663,865	115,981	0.28%	970,515	268,363	702,152
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	54,135,129	2,012,023	4.96%	51,912,600	331,591	0.85%	1,680,432	14,788	1,665,644
Federal funds purchased and securities sold under agreements to repurchase, netting	(34,362,894)			(34,623,357)
Federal funds purchased and securities sold under agreements to repurchase, net	19,772,235			17,289,243
Trading liabilities	3,245,920	102,964	4.23%	2,711,920	37,814	1.86%	65,150	8,724	56,426
FHLB advances	7,400,964	279,000	5.03%	1,746,374	28,638	2.19%	250,362	178,758	71,604
Other borrowings	37,837,815	1,218,366	4.29%	40,236,862	740,917	2.46%	477,449	(41,586)	519,035
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	68,256,934	3,612,353	7.06%	61,984,399	1,138,960	2.45%	2,473,393	160,684	2,312,709
TOTAL INTEREST-BEARING FUNDING LIABILITIES	129,354,939	4,698,849	4.84%	117,648,264	1,254,941	1.42%	3,443,908	429,047	3,014,861
Non-interest bearing liabilities (6)	26,817,620			30,146,885
TOTAL LIABILITIES	156,172,559			147,795,149
Mezzanine equity	895,258			—
STOCKHOLDER’S EQUITY	17,669,853			22,007,749
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$174,737,670			$169,802,898
NET INTEREST SPREAD (7)			3.39%			4.03%
NET INTEREST MARGIN (8)			4.02%			4.28%
NET INTEREST INCOME		$4,472,347			$4,612,585
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.
(3)Represents the average gross Securities Financing Activities balance, including activity that qualifies for balance sheet netting, as discussed further in Note 11 to these Condensed Consolidated Financial Statements.

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
.

NET INTEREST INCOME

Net interest income decreased $128.5 million and decreased $140.2 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $318.1 million and increased $1.0 billion for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average loan volume of $60.4 million and an increase in average rates of $257.7 million. The nine month period change is attributed to an increase in average loan volume of $277.9 million and an increase in average rates of $745.0 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increases are also attributed to interest rate increases.
•Interest income on interest-earning deposits increased $151.8 million and increased $466.2 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average interest-bearing deposits volume of $28.9 million and an increase in average rates of $122.9 million. The nine month period change is attributed to a decrease in average interest-bearing deposits volume of $9.5 million and an increase in average rates of $475.7 million. These changes are primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $350.3 million and increased $1.5 billion for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $2.1 million and an increase in average rates of $352.4 million. The nine month period change is attributed to an increase in average rates of $1.5 billion. These changes are primarily due to increased Securities Financing Activities following the acquisition of PCH during 2022.
•Interest income on investment securities increased $89.3 million and increased $331.3 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average investment securities volume of $40.2 million and an increase in average rates of $49.1 million. The nine month period change is attributed to an increase in average investment securities volume of $79.6 million and an increase in average rates of $251.7 million. These changes are primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $371.1 million and increased $970.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average interest-bearing deposit volume of $127.6 million and an increase in average rates of $243.5 million. The nine month period change is attributed to an increase in average interest-bearing deposit volume of $268.4 million and an increase in average rates of $702.2 million. The increase in average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $666.9 million and increased $2.5 billion for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The three month period change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $28.1 million and an increase in average rates of $638.8 million. The nine month period change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $160.7 million and an increase in average rates of $2.3 billion. Both changes were mostly attributed to an increase in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $856.3 million and $1.6 billion for the three months and nine months ended September 30, 2023, respectively, compared to a credit loss expense of $636.4 million and $1.3 billion for the corresponding periods in 2022. The credit loss expense during the three months and nine months ended September 30, 2023 was mainly due to RICs charge-offs which continue to normalize and increase in the ACL driven by the deterioration in the personal unsecured lending portfolio.

Credit loss expense on commercial loans increased $16.1 million and increased $44.7 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, primarily driven by deterioration in the CRE and Multifamily portfolio and other factors such as rising interest rates and persistent inflation.

Credit loss expense on consumer loans increased $212.9 million and increased $296.4 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, primarily driven by an increase in RIC charge-offs, and deterioration in personal unsecured lending portfolios. Net charge-offs on the consumer loan portfolios increased $112.6 million and $403.7 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, as current year activity reflects normalization in credit performance as delinquencies have started to return to pre- COVID-19 pandemic levels and repossession activity increased compared to 2022.

The credit loss expense on unfunded credit losses for the three months and nine months ended September 30, 2023 increased $9.1 million and decreased $9.0 million, respectively, compared to the corresponding periods in 2022.

NON-INTEREST INCOME

	Three months ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$45,294	$74,144	$154,515	$198,964	$(28,850)	(38.9)%	$(44,449)	(22.3)%
Commercial fees	34,146	36,862	103,756	109,866	(2,716)	(7.4)%	(6,110)	(5.6)%
Lease income	617,962	663,123	1,866,968	2,012,982	(45,161)	(6.8)%	(146,014)	(7.3)%
Capital market revenue	103,675	32,986	217,561	142,062	70,689	214.3%	75,499	53.1%
Miscellaneous income, net	83,316	126,995	283,705	376,177	(43,679)	(34.4)%	(92,472)	(24.6)%
Net gains recognized in earnings	37,048	(18,594)	108,556	6,121	55,642	299.2%	102,435	1,673.5%
Total non-interest income	$921,441	$915,516	$2,735,061	$2,846,172	$5,925	0.6%	$(111,111)	(3.9)%

Total non-interest income increased $5.9 million for the three months and decreased $111.1 million for the nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. These changes were primarily due to:

•an increase in Capital market revenue of $70.7 million and $75.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, primarily due to increases in swaption activity and increases in investment banking activity;
•an increase in Net gains recognized in earnings of $55.6 million and $102.4 million for three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, primarily due to an increase from trading securities gains and gains on the sale of AFS securities during the first quarter of 2023.
•a decrease in Miscellaneous income, net of $43.7 million and $92.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022 discussed further below.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three months ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$784	$3,802	$9,624	$21,119	$(3,018)	(79.4)%	$(11,495)	(54.4)%
BOLI	19,389	14,674	49,485	44,631	4,715	32.1%	4,854	10.9%
Net gain on sale of operating leases	12,922	19,740	55,296	66,002	(6,818)	(34.5)%	(10,706)	(16.2)%
Asset and wealth management fees	62,523	62,986	185,844	196,544	(463)	(0.7)%	(10,700)	(5.4)%
Gain/(Loss) on sale of non-mortgage loans	2,058	(3,936)	(8,147)	(10,485)	5,994	152.3%	2,338	22.3%
Other miscellaneous income / (loss), net	(14,360)	29,729	(8,397)	58,366	(44,089)	(148.3)%	(66,763)	(114.4)%
Total miscellaneous income	$83,316	$126,995	$283,705	$376,177	$(43,679)	(34.4)%	$(92,472)	(24.6)%

Miscellaneous income decreased $43.7 million and $92.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The decreases for both periods were primarily due to decreases in mortgage banking income due to the decision to stop mortgage originations, net gain on sale of operating leases due due to a reduction of the lease portfolio, and elevated customer/dealer purchase rate at end of lease life, and other miscellaneous income due to the decrease in securitization transactions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended September 30,		Nine months Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$528,465	$507,155	$1,519,614	$1,500,086	$21,310	4.2%	$19,528	1.3%
Occupancy and equipment expenses	160,608	170,755	505,226	472,893	(10,147)	(5.9)%	32,333	6.8%
Technology, outside services, and marketing expense	184,168	161,705	523,190	476,027	22,463	13.9%	47,163	9.9%
Loan expense	86,729	88,185	276,420	218,786	(1,456)	(1.7)%	57,634	26.3%
Lease expense	479,991	530,349	1,455,820	1,527,265	(50,358)	(9.5)%	(71,445)	(4.7)%
Other expenses	123,883	116,075	383,861	378,929	7,808	6.7%	4,932	1.3%
Total general, administrative and other expenses	$1,563,844	$1,574,224	$4,664,131	$4,573,986	$(10,380)	(0.7)%	$90,145	2.0%

Total general, administrative and other expenses decreased $10.4 million and increased $90.1 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The most significant contributing factors were as follows:

•Loan expense decreased $1.5 million and increased $57.6 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, due to increasing auto loan servicing costs, offset by lower origination costs.
•Lease expense decreased $50.4 million and $71.4 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

Income tax benefit of $147.8 million and $54.9 million was recorded for the three months and nine months ended September 30, 2023, respectively, compared to Income tax expense of $76.2 million and $344.9 million for the corresponding periods in 2022. This resulted in an ETR of 527.5% and (5.9)% for three months and nine months ended September 30, 2023, respectively, compared to 25.1% and 21.2% for the corresponding periods in 2022.

The income tax benefit recorded (and related ETR) for the three months and nine months ended September 30, 2023 was directly impacted by a reduction in the Company’s full-year forecasted ETR from 9.93% as of June 30, 2023 to (5.76)% as of September 30, 2023. This reduction was primarily the result of (i) a decrease in 2023 full-year forecasted pre-tax income and (ii) a significant increase in forecasted electric vehicle tax credits expected to be generated in 2023 related to new preferred lease and lending agreements entered into with several auto OEMs after August 2023.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	September 30, 2023			September 30, 2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$926,581	$407,358	$1,333,939	$1,020,542	$368,627	$1,389,169	$(55,230)	(4.0)%
Non-interest income	623,850	58,682	$682,532	695,303	77,131	$772,434	$(89,902)	(11.6)%
Credit loss expense / (benefit)	782,504	31,789	$814,293	521,235	83,451	$604,686	$209,607	34.7%
Total expenses	815,996	360,685	$1,176,681	855,150	383,597	$1,238,747	$(62,066)	(5.0)%
Income/(loss) before income taxes	(48,069)	73,566	$25,497	339,460	(21,290)	$318,170	$(292,673)	(92.0)%
Total assets	62,945,184	12,601,046	$75,546,230	62,490,143	13,072,265	$75,562,408	$(16,178)	—%

Nine months ended	September 30, 2023			September 30, 2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$2,754,863	$1,219,442	$3,974,305	$3,093,143	$1,002,016	$4,095,159	$(120,854)	(3.0)%
Non-interest income	1,924,771	188,390	$2,113,161	2,098,169	233,842	$2,332,011	$(218,850)	(9.4)%
Credit loss expense / (benefit)	1,296,120	238,596	$1,534,716	1,075,942	148,794	$1,224,736	$309,980	25.3%
Total expenses	2,464,793	1,090,912	$3,555,705	2,485,535	1,137,645	$3,623,180	$(67,475)	(1.9)%
Income/(loss) before income taxes	918,721	78,324	$997,045	1,629,835	(50,581)	$1,579,254	$(582,209)	(36.9)%
Total assets	62,945,184	12,601,046	$75,546,230	62,490,143	13,072,265	$75,562,408	$(16,178)	—%

The Company reported total income before income taxes related to its Consumer activities of $25.5 million and $997.0 million for the three months and nine months ended September 30, 2023, respectively, compared to income before income taxes of $318.2 million and $1.6 billion for the corresponding periods in 2022. The most significant drivers of these changes were:

•Net interest income for Auto decreased $94.0 million and decreased $338.3 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These changes were primarily due to higher interest expense on borrowings partially offset by higher loan volume and slightly higher yields on new originations.
•Non-interest income for Auto decreased $71.5 million and decreased $173.4 million for the three months and nine months ended September 30, 2023, respectively compared to the corresponding periods of 2022. This change was primarily due to a reduction of the lease portfolio and elevated customer/dealer purchase rate at end of lease life.
•Credit loss expense in Auto increased $261.3 million and increased $220.2 million or the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. This increase was driven by the normalization of the net charge-off rate however still lower to pre-pandemic levels.
•Net interest income for CBB increased $38.7 million and increased $217.4 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. These changes were primarily driven by higher rate environment and improved deposit FTP.
•Non-interest income for CBB decreased $18.4 million and decreased $45.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022 as a result of lower customer fees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

•Credit loss expense for CBB decreased $51.7 million and increased $89.8 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The decrease in the three months ended September 30, 2023, was attributable to lower balances across most consumer portfolios whereas the increase in the nine months ending September 30,2023 was due normalization of the net charge-off rate.

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	September 30, 2023			September 30, 2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$80,426	$115,389	$195,815	$80,734	$92,271	$173,005	$22,810	13.2%
Non-interest income	10,732	8,033	$18,765	17,502	10,337	$27,839	$(9,074)	(32.6)%
Credit loss expense / (benefit)	(8,292)	55,865	$47,573	27,295	6,243	$33,538	$14,035	41.8%
Total expenses	57,933	33,362	$91,295	60,672	31,186	$91,858	$(563)	(0.6)%
Income/(loss) before income taxes	41,517	34,195	$75,712	10,269	65,179	$75,448	$264	0.3%
Total assets	5,031,230	22,488,032	$27,519,262	6,559,994	19,663,939	$26,223,933	$1,295,329	4.9%

Nine months ended	September 30, 2023			September 30, 2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$242,421	$333,456	$575,877	$224,191	$255,453	$479,644	$96,233	20.1%
Non-interest income	38,439	25,682	$64,121	44,876	32,402	$77,278	$(13,157)	(17.0)%
Credit loss expense / (benefit)	(13,348)	111,931	$98,583	39,551	(8,544)	$31,007	$67,576	217.9%
Total expenses	178,239	99,830	$278,069	193,189	95,236	$288,425	$(10,356)	(3.6)%
Income/(loss) before income taxes	115,969	147,377	$263,346	36,327	201,163	$237,490	$25,856	10.9%
Total assets	5,031,230	22,488,032	$27,519,262	6,559,994	19,663,939	$26,223,933	$1,295,329	4.9%
The Company reported total income before income taxes related to its Commercial activities of $75.7 million and $263.3 million, for the three months and nine months ended September 30, 2023, respectively compared to income before income taxes of $75.4 million and $237.5 million for the corresponding periods in 2022. The most significant drivers of these changes were:

•Credit loss expense in C&I decreased $35.6 million and decreased $52.9 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These decreases were due to prior year higher one-time charge-offs.
•Total assets in C&I at September 30, 2023 decreased $1.5 billion compared to the corresponding date of 2022. The decrease were driven by strategic asset sales and lower loan originations.
•Net interest income in CRE increased $23.1 million and increased $78.0 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. The increase was driven by a higher rate environment and higher average loan balances.
•Credit loss expense in CRE increased $49.6 million and increased $120.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These increases were driven by increased reserves due in part to volume growth in the CRE and multifamily businesses and in part due to the deteriorated macroeconomic outlook.
•Total assets in CRE at September 30, 2023 increased $2.8 billion compared to the corresponding date in 2022. This increase was driven by higher originations in multi-family loans and lower prepayments since rates began to rise in the first half of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$48,677	$50,364	$170,311	$124,613	$(1,687)	(3.3)%	$45,698	36.7%
Total non-interest income	90,219	56,674	268,012	198,940	33,545	59.2%	69,072	34.7%
Credit loss expense / (benefit)	(5,258)	905	(19,391)	4,295	(6,163)	(681.0)%	(23,686)	(551.5)%
Total expenses	157,583	124,832	392,760	318,066	32,751	26.2%	74,694	23.5%
Income/(Loss) before income taxes	(13,429)	(18,699)	64,954	1,192	5,270	28.2%	63,762	5,349.2%
Total assets	27,502,833	30,358,386	27,502,833	30,358,386	(2,855,553)	(9.4)%	(2,855,553)	(9.4)%

CIB reported loss before income taxes of $13.4 million and income before income taxes of $65.0 million for the three months and nine months ended September 30, 2023 respectively, compared to loss before income taxes of $18.7 million and income before income taxes $1.2 million for the corresponding periods in 2022. Factors contributing to these changes were:

•Net interest income decreased $1.7 million and increased $45.7 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. The year-to-date increase was due in part to the higher interest yields.
•Total non-interest income increased $33.5 million and increased $69.1 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were due to increased gains on trading activity.
•Credit loss expense/(benefit) decreased $6.2 million and decreased $23.7 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. These decreases were due to lower loan balances.
•Total assets at September 30, 2023 decreased $2.9 billion compared to the corresponding date in 2022. The decrease was primarily driven by lower loan balances.

Wealth Management

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$66,736	$53,870	$210,392	$118,239	$12,866	23.9%	$92,153	77.9%
Total non-interest income	66,696	63,748	187,203	203,986	2,948	4.6%	(16,783)	(8.2)%
Credit loss expense / (benefit)	205	—	205	—	205	100%	205	100%
Total expenses	72,910	62,110	208,931	183,142	10,800	17.4%	25,789	14.1%
Income / (Loss) before income taxes	60,317	55,508	188,459	139,083	4,809	8.7%	49,376	35.5%
Total assets	7,404,818	7,944,125	7,404,818	7,944,125	(539,307)	(6.8)%	(539,307)	(6.8)%

Wealth Management reported income before income taxes of $60.3 million and $188.5 million for the three months and nine months ended September 30, 2023 respectively, compared to income before income taxes of $55.5 million and $139.1 million for the corresponding periods in 2022. The primary factor contributing to these changes was:

•Net interest income increased $12.9 million and increased $92.2 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. These increases were primarily driven by the increase in interest rates driving higher yields.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2023	2022	2023	2022	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(174,486)	$(67,240)	$(458,538)	$(205,070)	$(107,246)	(159.5)%	$(253,468)	(123.6)%
Total non-interest income	63,229	(5,179)	102,564	33,957	68,408	1,320.9%	68,607	202.0%
Credit loss expense / (benefit)	(521)	(2,723)	(6,570)	(2,622)	2,202	80.9%	(3,948)	(150.6)%
Total expenses	65,375	56,677	228,666	161,173	8,698	15.3%	67,493	41.9%
Income / (Loss) before income taxes	(176,111)	(126,373)	(578,070)	(329,664)	(49,738)	(39.4)%	(248,406)	(75.4)%
Total assets	27,680,020	26,739,976	27,680,020	26,739,976	940,044	3.5%	940,044	3.5%

The Other category reported losses before income taxes of $176.1 million and $578.1 million for the three months and nine months ended September 30, 2023 respectively, compared to losses before income taxes of $126.4 million and $329.7 million for the corresponding periods in 2022. The primary factors contributing to these changes were:

•Net interest income decreased $107.2 million and decreased $253.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These decreases were mainly due to increased cost of funding from the FHLB and brokered deposits.
•Total non-interest income increased $68.4 million and increased $68.6 million for the three months and nine months ended September 30, 2023 compared to the corresponding periods of 2022. The increase is mainly due to gains in the AFS hedge portfolio in 2023 compared to losses on investments in 2022.
•Total expenses increased $8.7 million and increased $67.5 million for the three months and nine months ended September 30, 2023, respectively, compared to the corresponding periods of 2022. These increases were a result of one-time restructuring charges as a result of transformation initiatives underway at the Bank.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2023		December 31, 2022		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,586,705	8.9%	$7,971,299	8.2%	$615,406	7.7%
C&I	12,337,891	12.9%	14,811,074	15.2%	(2,473,183)	(16.7)%
Multifamily	10,832,680	11.3%	9,629,423	9.9%	1,203,257	12.5%
Other commercial	7,381,924	7.7%	7,982,107	8.2%	(600,183)	(7.5)%
Total commercial loans (1)	39,139,200	40.8%	40,393,903	41.5%	(1,254,703)	(3.1)%

Consumer loans secured by real estate:
Residential mortgages	4,908,746	5.1%	5,202,862	5.3%	(294,116)	(5.7)%
Home equity loans and lines of credit	2,556,814	2.7%	3,002,804	3.1%	(445,990)	(14.9)%
Total consumer loans secured by real estate	7,465,560	7.8%	8,205,666	8.4%	(740,106)	(9.0)%

Consumer loans not secured by real estate:
RICs and auto loans	44,897,647	46.7%	44,577,186	45.8%	320,461	0.7%
Personal unsecured loans	4,430,676	4.6%	4,068,848	4.2%	361,828	8.9%
Other consumer	66,858	0.1%	92,726	0.1%	(25,868)	(27.9)%

Total consumer loans	56,860,741	59.2%	56,944,426	58.5%	(83,685)	(0.1)%
Total LHFI	$95,999,941	100.0%	$97,338,329	100.0%	$(1,338,388)	(1.4)%

Total LHFI with:
Fixed	$67,341,300	70.1%	$67,693,444	69.5%	$(352,144)	(0.5)%
Variable	28,658,641	29.9%	29,644,885	30.5%	(986,244)	(3.3)%
Total LHFI	$95,999,941	100.0%	$97,338,329	100.0%	$(1,338,388)	(1.4)%
(1) As of September 30, 2023, the Company had $466.7 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

9	At September 30, 2023, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$86,616	$198,169	$153,674	$8,083	$446,542
C&I	708,686	1,547,121	482,522	160	2,738,489
Multifamily loans	430,542	3,730,076	3,439,787	369	7,600,774
Other commercial	892,585	2,279,336	1,038,121	—	4,210,042
Total Commercial	$2,118,429	$7,754,702	$5,114,104	$8,612	$14,995,847
Residential mortgages	409	28,372	529,506	3,192,587	3,750,874
Home equity loans and lines of credit	9,903	8,009	37,795	18,697	74,404
RICs and auto loans	559,908	26,588,596	17,749,084	59	44,897,647
Personal unsecured loans	58,081	3,437,164	365,486	931	3,861,662
Other consumer	602	49,772	4,468	4,594	59,436
Total Fixed Rates	$2,747,332	$37,866,615	$23,800,443	$3,225,480	$67,639,870
Variable Rates:
CRE loans	$3,071,486	$4,312,299	$634,437	$121,941	$8,140,163
C&I	1,906,974	7,376,747	726,724	24,277	10,034,722
Multifamily loans	754,805	1,549,635	925,649	1,817	3,231,906
Other commercial	2,852,886	316,626	2,370	—	3,171,882
Total Commercial	$8,586,151	$13,555,307	$2,289,180	$148,035	$24,578,673
Residential mortgages	315	8,222	194,911	954,912	1,158,360
Home equity loans and lines of credit	6,914	3,043	629,449	1,843,004	2,482,410
Personal unsecured loans	8,082	475,219	85,434	279	569,014
Other consumer	—	—	7,423	—	7,423
Total Variable Rates	$8,601,462	$14,041,791	$3,206,397	$2,946,230	$28,795,880
Total	$11,348,794	$51,908,406	$27,006,840	$6,171,710	$96,435,750

Commercial

Commercial loans decreased approximately $1.3 billion, or 3.1% from December 31, 2022 to September 30, 2023. This decrease was primarily attributed to an increase in Multifamily loans of $1.2 billion and an increase in CRE loans of $0.6 billion offset by a decrease in C&I loans of $2.5 billion. During the period ended September 30, 2023, the Company reclassified approximately $317.8 million of Commercial auto loans to HFS, resulting in an immaterial loss recorded in non-interest income.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $740.1 million from December 31, 2022 to September 30, 2023. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $320.5 million from December 31, 2022 to September 30, 2023. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2023, 58.7% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.5% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased $336.0 million from December 31, 2022 to September 30, 2023. This increase was primarily attributable to increased originations in the personal unsecured portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2023, the CRE and multifamily portfolios included the following:

	As of September 30, 2023
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,586,705	44.2%
Multifamily loans (1)	$10,832,680	55.8%
Total CRE and multifamily loans	$19,419,385	100.0%
CRE loans by type
Multifamily construction	$2,687,013	13.8%
Office	$1,977,569	10.2%
Retail	$1,239,803	6.4%
Industrial	$1,462,750	7.5%
Other	$1,219,570	6.3%
Total	$8,586,705
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 70% of the total CRE and multifamily portfolio and 14% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 10.2% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 6.4% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by pharmacies and high-end grocery stores, which have demonstrated recovery following the COVID-19 pandemic.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2023	December 31, 2022	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$92,107	$62,093	$30,014	48.3%
C&I	143,147	94,299	48,848	51.8%
Multifamily	44,136	18,476	25,660	138.9%
Other commercial	4,935	5,180	(245)	(4.7)%
Total commercial loans	284,325	180,048	104,277	57.9%

Consumer loans secured by real estate:
Residential mortgages	59,247	75,666	(16,419)	(21.7)%
Home equity loans and lines of credit	88,927	82,664	6,263	7.6%
Consumer loans not secured by real estate:
RICs and auto loans	1,961,943	1,986,748	(24,805)	(1.2)%
Personal unsecured loans	20,950	10,397	10,553	101.5%
Other consumer	12,190	5,332	6,858	128.6%
Total consumer loans	2,143,257	2,160,807	(17,550)	(0.8)%
Total non-accrual loans	2,427,582	2,340,855	86,727	3.7%

OREO	24,716	4,437	20,279	457.0%
Repossessed vehicles	268,790	229,531	39,259	17.1%
Other repossessed assets	2,169	1,128	1,041	92.3%
Total OREO and other repossessed assets	295,675	235,096	60,579	25.8%
Total non-performing assets	$2,723,257	$2,575,951	$147,306	5.7%

Past due 90 days or more as to interest or principal and accruing interest	$5,513	$3,719	$1,794	48.2%
Non-performing assets as a percentage of total assets	1.6%	1.5%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
ACL to total loan outstanding	7.3%	7.0%	7.0%
ACL	$7,057,324	$6,865,581	$6,757,488
Total loans outstanding	96,435,750	97,437,884	96,936,993
NPL to total loans outstanding	2.5%	2.4%	2.1%
NPL	$2,427,582	$2,340,855	$2,075,643
Total loans outstanding	96,435,750	97,437,884	96,936,993
ACL to NPL	290.7%	293.3%	325.6%
ACL	$7,057,324	$6,865,581	$6,757,488
NPL	2,427,582	2,340,855	2,075,643
Net Charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.2%	0.1%
Net charge-offs / (recoveries) during the period (1)	$24,648	$76,469	$22,779
Average amount outstanding	41,356,449	38,288,899	37,580,371
Consumer	2.5%	2.9%	1.9%
Net charge-offs / (recoveries) during the period (1)	$1,446,392	$1,642,271	$1,042,653
Average amount outstanding	56,901,532	55,886,419	55,429,224
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from September 30, 2022 to September 30, 2023. The increase in net charge-offs was primarily due to deterioration in the macroeconomic outlook and higher volume in the portfolio. Consumer net charge-offs during the period to average loans increased from September 30, 2022 to September 30, 2023. This increase was primarily due to charge-offs normalizing to pre-COVID periods and an increase in repossession activity compared to 2022.

Commercial

Commercial NPLs increased $104.3 million from December 31, 2022 to September 30, 2023. Commercial NPLs accounted for less than 1% of commercial LHFI at September 30, 2023. The change in commercial NPLs was primarily comprised of an increase of $25.7 million in the multifamily portfolio, an increase of $30.0 million in the CRE portfolio and an increase of $48.8 million in the C&I portfolio. Increases in these portfolios are primarily driven by higher interest rates and deteriorated macroeconomic outlook.

Consumer Loans Secured by Real Estate

NPLs in the residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $66.4 million or 44.8% of non-performing consumer loans secured by real estate at September 30, 2023, compared to $75.2 million, or 47.5%, of consumer loans secured by real estate at December 31, 2022.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $24.8 million from December 31, 2022 to September 30, 2023. Non-performing RICs and auto loans accounted for 4.4% and 4.5% of total RICs and auto loans at September 30, 2023 and December 31, 2022, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $10.6 million from December 31, 2022 to September 30, 2023. Non-performing personal unsecured loans accounted for 0.5% and 0.3% of total personal unsecured loans at September 30, 2023 and December 31, 2022, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $224.1 million and $111.2 million at September 30, 2023 and December 31, 2022, respectively. Early stage delinquency consumer loans amounted to $5.0 billion and $4.7 billion at September 30, 2023 and December 31, 2022, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $482.4 million from December 31, 2022 to September 30, 2023. The main driver of this is the increase in past due auto loans in early stages of delinquency due to a return to normal seasonality as well as pressure from inflation.

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

ACL

The Company's ACL was $7.1 billion at September 30, 2023, an increase of $191.7 million from December 31, 2022. The increase in the ACL was primarily driven by a deterioration in the personal unsecured lending and CRE (including multifamily) portfolio, partially offset by improvement in the macroeconomic outlook for certain macro variables such as unemployment rate and used vehicle price index. The ACL for the consumer segment increased by $142.3 million, and the ACL for the commercial segment increased $49.4 million for the period ended September 30, 2023 compared to December 31, 2022. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $85.6 million at December 31, 2022 to $72.9 million at September 30, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,371,270	$3,879,518
FNMA and FHLMC securities	2,011,760	2,276,192
Other securities (1)	787,127	874,509
Total investment securities AFS	6,170,157	7,030,219
Investment securities HTM:
U.S. government agencies	7,708,223	8,009,802
FNMA and FHLMC securities	1,445,144	1,539,416
Total investment securities HTM	9,153,367	9,549,218
Trading securities	8,496,604	5,864,324
Other investments	1,478,133	1,116,161
Total investment portfolio	$25,298,261	$23,559,922
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	September 30, 2023	December 31, 2022	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$31,043	$218,439	$(187,396)	(85.8)%
Corporate debt securities	280,400	370,491	(90,091)	(24.3)%
ABS	506,727	504,018	2,709	0.5%
MBS:
GNMA - Residential	2,814,682	3,081,022	(266,340)	(8.6)%
GNMA - Commercial	525,545	580,057	(54,512)	(9.4)%
FHLMC and FNMA - Residential	1,924,175	2,180,201	(256,026)	(11.7)%
FHLMC and FNMA - Commercial	87,585	95,991	(8,406)	(8.8)%
Total investments in debt securities AFS	$6,170,157	$7,030,219	$(860,062)	(12.2)%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The unrealized gain / (loss) position of the AFS investment portfolio

(in thousands)	September 30, 2023	December 31, 2022	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(939,670)	$(884,941)	$(54,729)	6.2%
Total unrealized gain	31	328	(297)	(90.5)%
Total unrealized gain/(loss) position	$(939,639)	$(884,613)	$(55,026)	6.2%

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2023 was approximately 6.62 years. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2023 was approximately 5.11 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 350 investment securities classified as HTM as of September 30, 2023.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2023:

	September 30, 2023
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,798,483	$1,515,687
FHLMC	2,123,879	1,757,391
GNMA (1)	11,595,294	9,531,874
Total	$15,517,656	$12,804,952
(1) Includes U.S. government agency MBS.

GOODWILL

At September 30, 2023, goodwill totaled $2.8 billion and represented 1.7% of total assets and 16.3% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2022 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2023, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax liability balance of $2.5 million at September 30, 2023 (consisting of a deferred tax asset balance of $212.5 million and a deferred tax liability balance of $215.0 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million. Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company's capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2023 and 2022, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2023 and 2022, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at September 30, 2023:

	SHUSA

	September 30, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.82%	6.50%	4.50%
Tier 1 capital ratio	14.23%	8.00%	6.00%
Total capital ratio	16.26%	10.00%	8.00%
Leverage ratio	10.33%	5.00%	4.00%

	SBNA

	September 30, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	14.80%	6.50%	4.50%
Tier 1 capital ratio	14.80%	8.00%	6.00%
Total capital ratio	16.06%	10.00%	8.00%
Leverage ratio	11.36%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities - AFS. As of December 31, 2022, the Company had $2.5 billion of notional in fair value hedges which increased to $4.7 billion at September 30, 2023. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $77.5 billion and $79.1 billion at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, SBNA had $74.8 billion of U.S.-based deposits, including $2.6 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $26.2 billion and $27.9 billion at September 30, 2023 and December 31, 2022, respectively, and represented approximately 35% of all U.S. deposits at both September 30, 2023 and December 31, 2022.

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

The following shows the Company's deposits by business as of September 30, 2023:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$37,637,579	$9,329,517	$3,881,415	$2,629,260	$8,075,887	$61,553,658
Non-interest-bearing demand deposits	9,642,085	3,506,199	104,742	2,657,476	6,473	15,916,975
Total deposits (1)	$47,279,664	$12,835,716	$3,986,157	$5,286,736	$8,082,360	$77,470,633
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the third quarter of 2023, deposits have remained stable across our consumer and commercial businesses with changes to overall deposit balances being primarily driven by strategic deposits in CIB.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, SBNA has enhanced monitoring of its liquidity position since the recent financial system market disruption that began in March 2023 and the ensuing market volatility. Additionally, SBNA continues to improve and optimize contingent sources of liquidity. Some of these actions in the second quarter of 2023 include the pledge of additional loans to the FRB discount window, the transfer of securities from the discount window to the BTFP and the transfer of loans from the discount window to the FHLB in order to receive more favorable haircuts. Overall, the available capacity from the FRB and FHLB remained stable from the second quarter.

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

During the nine months ended September 30, 2023, the Company's subsidiaries completed on-balance sheet funding transactions totaling approximately $6.1 billion, including:

•securitization on its SDART platform for approximately $4.0 billion; and
•lease securitizations on its SCARF platform for approximately $2.1 billion.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, during the nine months ended September 30, 2023, the Company's subsidiaries issued $131.6 million of credit-linked notes due February 2052 and $115.5 million of credit-linked notes due June 2033 The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. For information regarding the Company's and its subsidiaries' debt, see Note 9 to the Condensed Consolidated Financial Statements.

Intercompany Borrowings with SHUSA affiliates

SanCap has a revolving subordinated loan agreement with SHUSA to provide additional capital to SanCap for its capital markets program. Given additional liquidity needs from the program that now includes billing and delivery services for debt and equity issuances, the subordinated line with SanCap is $750.0 million with an additional liquidity line of $4.0 billion. At September 30, 2023, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, SanCap has entered into a loan agreement with SHUSA to provide an additional liquidity buffer.

During the third quarter, the Bank entered into a loan agreement with the Company to borrow $500.0 million at a fixed rate of 6.98% maturing in September 2026. This loan eliminates in consolidation.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	September 30, 2023			June 30, 2023
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$8,312,372			$10,420,155
Liquidity from released government deposit collateral (1)	2,989,973	—	2,989,973	3,194,478	—	3,194,478
Liquidity from unencumbered securities	812,426	—	812,426	700,000	—	700,000
FHLB	$15,713,286	$7,057,702	8,655,584	$15,653,689	$8,695,247	6,958,442
FRB:
Discount window	9,164,841	—	9,164,841	8,741,785	—	8,741,785
BTFP	7,402,356	—	7,402,356	7,827,037	—	7,827,037
Total FRB	$16,567,197	—	$16,567,197	$16,568,822	—	$16,568,822
Total available liquidity			$37,337,552			$37,841,897
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At September 30, 2023, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $19.8 billion. This amount represented 25.6% of total deposits at September 30, 2023. Management believes that the Company has ample liquidity to fund its operations under business-as-usual and stress conditions.

Cash, cash equivalents, and restricted cash

	Nine months ended September 30,		YTD Change
(in thousands)	2023	2022	Increase/(Decrease)
Net cash flows from operating activities	$409,564	$3,735,451	$(3,325,887)
Net cash flows from investing activities	1,975,456	(4,769,616)	6,745,072
Net cash flows from financing activities	(2,837,379)	(9,669,163)	6,831,784

Cash flows from operating activities

Net cash flow from operating activities decreased by $3.3 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily due to the change in net trading activity during the nine months ended September 30, 2023, resulting from the acquisition of PCH in the second quarter of 2022.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash flows from investing activities

Net cash flow from investing activities increased by $6.7 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily due to lower AFS investments purchase activity and lower LHFI purchase activity, as well as a decrease in originations of LHFI.

Cash flows from financing activities

Net cash flow from financing activities increased by $6.8 billion from the nine months ended September 30, 2022 to the nine months ended September 30, 2023, primarily driven by net change in deposits, as well as cash outflows during the nine months ended September 30, 2022 related to the repurchase of the remaining outstanding shares of SC.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $500.0 million for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of September 30, 2023, there was an outstanding balance of $277.2 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $6.6 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of September 30, 2023, there was an outstanding balance of $3.5 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

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

Related Party Credit Facilities

The Company provides SC with $0.5 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $3.8 billion of term financing with maturities ranging from December 2023 to April 2028. These loans eliminate in the consolidation of SHUSA.

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of September 30, 2023, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $20.0 billion.

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

At September 30, 2023, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of September 30, 2023, the Company had total contractual cash obligations of $84.3 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $51.3 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $25.1 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $6.0 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of September 30, 2023, the Company had 530,391,043 shares of common stock outstanding.

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

On June 15, 2023, the Company issued 1,000,000 shares of a new series of its preferred stock, the 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series F, without par value and with a liquidation preference of $1,000 per share, to Santander. As of September 30, 2023, Santander was the sole holder of the Series E and F Preferred Stock.

During the nine months ended September 30, 2023, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $1.5 billion. In addition, during the nine months ended September 30, 2023, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $56.8 million.

During the nine months ended September 30, 2023, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•SC declared and paid $1.0 billion in dividends to SHUSA.
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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2023 and December 31, 2022:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2023	December 31, 2022
Down 200 basis points	(3.24)%	(4.99)%
Down 100 basis points	(1.55)%	(2.38)%
Up 100 basis points	1.51%	2.32%
Up 200 basis points	2.99%	4.60%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2023 and December 31, 2022.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2023	December 31, 2022
Down 200 basis points	8.12%	4.52%
Down 100 basis points	4.40%	3.09%
Up 100 basis points	(4.15)%	(3.70)%
Up 200 basis points	(8.03)%	(7.40)%

As of September 30, 2023, the Company’s profile reflected an increase of MVE of 4.40% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.15% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of September 30, 2023 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, due to the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In light of this material weakness, management completed additional procedures and analysis to validate the accuracy and completeness of the reported financial results within the Condensed Consolidated Statements of Cash Flows (“SCF”). In addition, management engaged the Audit Committee directly, in detail, to discuss the procedures and analysis performed to ensure the reliability of the Company’s financial reporting. Based on the additional analysis and other procedures performed, management concluded that the Condensed Consolidated Financial Statements, included in this Quarterly Report on Form 10-Q present fairly, in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).

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

Remediation Status of Reported Material Weakness

The Company has taken the following measures during the quarter ended September 30, 2023 to remediate the material weakness described above, including:
•enhanced the process around identification and tracking of the classification of loans at origination;
•enhanced the review controls, and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF;
•enhanced procedures around loan and lease transfer activities that may have an impact on reporting the operating and investing sections of the SCF;
•enhanced the controls pertaining to manual entries as they relate to their impact on loan and lease transfer activities within the SCF.

While progress has been made to remediate the above-referenced material weakness, including the development and implementation of enhanced processes, procedures and controls as noted above, we are still in the process of testing the operating effectiveness of the new and enhanced controls. We believe our actions will be effective in remediating the material weakness, and we continue to devote significant time and attention to these efforts. However, the material weakness will not be considered remediated until the applicable remedial processes and procedures have been in place for a sufficient period of time and management has concluded, through testing, that these controls are effective. Accordingly, the material weakness is not remediated as of September 30, 2023.

Changes in Internal Control over Financial Reporting

As described in the Remediation Status of Reported Material Weakness, there were changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations, and cash flows. There have been no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for 2022.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine months ended September 30, 2023, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the nine months ended, September 30, 2023.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the nine months ended September 30, 2023, were negligible relative to the overall profits of Santander.

•Santander, also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2023, which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 3, 2023	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 3, 2023	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President