Form 10-K
period 2023-12-31
Santander Holdings USA, Inc.
filed 2024-03-04
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☑ No ☐.
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
Number of shares of common stock outstanding at February 28, 2024: 530,391,043 shares

Since all of the registrant’s common stock is owned by Banco Santander, S.A., a reporting company under the Securities Exchange Act of 1934, and as of December 31, 2023, the registrant does not have publicly held equity securities, it has determined that it meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is omitting certain items (Items 10-13 and Exhibit 21) from this Annual Report on Form 10-K as permitted under General Instruction I of Form 10-K.
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
•bank failures and actual or perceived adverse developments at other banks, including financial or operational failures and concerns about creditworthiness or the ability of other banks to fulfill their obligations, may lead to decreased customer and investor sentiment regarding the stability and liquidity of banks in general, reduced interest by customers and investors to use banking services and enter into transactions with banks, disruption in the financial markets, increased expenses for banks such as higher FDIC insurance premiums, and increased regulation of banks by supervisory authorities as they seek to manage or mitigate such adverse developments;
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
•the pursuit of protectionist trade or other related policies, including tariffs and sanctions by the U.S., its global trading partners, and/or other countries, and/or trade disputes generally, adverse publicity, and negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm;
•SHUSA’s ability to implement its ESG strategy and appropriately address social, environmental and sustainability matters that may arise from its activities;
•natural or man-made disasters including pandemics and other significant public health emergencies, effects of climate change, and SHUSA's ability to deal with disruptions caused by such disasters and emergencies;
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2023.

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

2022 Resolution Plan: the Section 165(d) Resolution Plan most recently filed by Santander in June 2022.	DCF: Discounted cash flow
ABS: Asset-backed securities	DE&I: Diversity, equity & inclusion
ACL: Allowance for credit losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ADRs: American Depositary Receipts	DIF: Deposit Insurance Fund
AFS: Available-for-sale	DOJ: Department of Justice
ALLL: Allowance for loan and lease losses	DPD: days past due
AOCI: Accumulated other comprehensive income	DRIVE: Drive Auto Receivables Trust, a securitization platform
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	DTI: Debt-to-income
ASC: Accounting Standards Codification	EAD: Exposure at default
ASU: Accounting Standards Update	EFG: Enterprise Financial Group
ATM: Automated teller machine	EIR: Effective interest rate
BHC: Bank holding company	ESG: Environmental, Social, and Governance
BHCA: Bank Holding Company Act of 1956, as amended	ETR: Effective tax rate
BOLI: Bank-owned life insurance	EU: European Union
Brokers: Independent parties	Evaluation Date: September 30, 2023
Broker-Dealers: SanCap and SSLLC	Exchange Act: Securities Exchange Act of 1934, as amended
BSI: Banco Santander International	FASB: Financial Accounting Standards Board
BTFP: Bank Term Funding Program	FBO: Foreign banking organization
C&I: Commercial and Industrial Banking	FDIA: Federal Deposit Insurance Corporation Improvement Act
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FDIC: Federal Deposit Insurance Corporation
CBB: Consumer and Business Banking	Federal Reserve: Board of Governors of the Federal Reserve System
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FFIEC: Federal Financial Institutions Examination Council
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CDO: Chief Diversity Officer	FICO®: Fair Isaac Corporation credit scoring model
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FINRA: Financial Industrial Regulatory Authority
CEO: Chief Executive Officer	FNMA: Federal National Mortgage Association
CET1: Common equity Tier 1	FOMC: Federal Open Market Committee
CEVF: Commercial Equipment Vehicle Financing	FRB: Federal Reserve Bank
CFPB: Consumer Financial Protection Bureau	FTP: Funds transfer pricing
CFO: Chief Financial Officer	FVO: Fair value option
CFTC: Commodity Futures Trading Commission	GAAP: Accounting principles generally accepted in the United States of America
CHRO: Chief Human Resources Officer	GAP: Guaranteed auto protection
CIB: Corporate and Investment Banking	GDP: Gross domestic product
CISO: Chief Information Security Officer	GLBA: Gramm-Leach-Bliley Act
CLTV: Combined loan-to-value	GNMA: Government National Mortgage Association
CME: Chicago Mercantile Exchange	GSIB: globally systemically important bank
Company: Santander Holdings USA, Inc.	HFI: Held-for-investment
COSO: Committee of Sponsoring Organizations	HFS: Held-for-sale
Covered Fund: a hedge fund or a private equity fund	HPI: Housing Price Index
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	HR: Human Resources
CPR: constant prepayment rate	HTM: Held-to-maturity
CRA: Community Reinvestment Act	IBOR: Inter-bank offered rate
CRD IV: Capital Requirements Directive IV	IDI: insured depository institution
CRE: Commercial Real Estate	IFRS: International Financial Reporting Standards

IHC: U.S. intermediate holding company	S&P: Standard & Poor's
IRC: Internal Revenue Code	SanCap: Santander US Capital Markets LLC
IRS: Internal Revenue Service	San Mexico: Grupo Financiero Santander Mexico
ISDA: International Swaps and Derivatives Association, Inc.	Santander: Banco Santander, S.A.
IT: Information technology	Santander Global Technology: Santander Global Technology S.L.
LCR: liquidity coverage ratio	Santander UK: Santander UK plc
LGD: Loss given default	SBALT: SBNA Auto Lease Trust
LHFI: Loans held for investment	SBNA or the Bank: Santander Bank, National Association
LHFS: Loans held for sale	SBC: Santander BanCorp and its subsidiaries
LIBOR: London Interbank Offered Rate	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIHTC: Low income housing tax credit	SC Common Stock: Common shares of SC
LOD: Line of defense	SCARF: Santander Consumer Auto Receivables Funding
LTD: Long-term debt	SCART: Santander Consumer Auto Receivables Trust
LTV: Loan-to-value	SCB: stress capital buffer
MBS: Mortgage-backed securities	SCF: Statement of cash flows
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SCH: Santander Capital Holdings LLC
MMNA: Mitsubishi Motors North America, Inc.	SDART: Santander Drive Auto Receivables Trust
ME: Material entity	SDGT: Specially Designated Global Terrorist
Moody’s: Moody's Investors Service, Inc.	SEC: Securities and Exchange Commission
MPLFA: Ten-year master private-label financing agreement with Stellantis	Securities Act: Securities Act of 1933, as amended
MSPA: Master Securities Purchase Agreement	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MSR: Mortgage servicing right	Series E Preferred Stock: the Company’s 8.410% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
MVE: Market value of equity	Series F Preferred Stock: the Company’s 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share.
NCI: Non-controlling interest	Series G Preferred Stock: the Company’s 8.170% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share.
NFA: National Futures Association	SHUSA: Santander Holdings USA, Inc.
NMDs: non-maturity deposits	SIS: Santander Investment Securities Inc.
NMTC: New market tax credits	SOFR: Secured Overnight Financing Rate
NPL: Non-performing loan	SPAIN: Santander Private Auto Issuing Note
NPR: notice of proposed rule-making	SPE: Special purpose entity
NYSE: New York Stock Exchange	SSLLC: Santander Securities LLC
OCC: Office of the Comptroller of the Currency	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
OCI: Other comprehensive income	Structured LLC: Structured limited liability company established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure
OEM: Original equipment manufacturer	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OIS: Overnight indexed swap	TBV: tangible book value
OREO: Other real estate owned	TDR: Troubled debt restructuring
OTC: Over-the-counter	TLAC: Total loss-absorbing capacity
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	Trusts: Securitization trusts
PCD: purchased credit-deteriorated	UPB: Unpaid principal balance
PD: Probability of default	USD: United States dollar
RIC: Retail installment contract	U.S. MEs: U.S. material entities of Santander
ROU: Right-of-use	VIE: Variable interest entity
RV: Recreational vehicle	VOE: Voting rights entity
RWA: Risk-weighted asset	YTD: Year-to-date

PART I
ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York, which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

During the second half of 2023, the Company entered into numerous new lending agreements with various auto OEMs. These new agreements reinforce the Company’s leadership in the U.S. auto finance market and commitment to forging deep, multi-geography relationships with automotive manufacturers catering to customers across the credit spectrum. These various OEMs have a diverse product lineup, including an increased focus on electric vehicles. In addition, the Company has been chosen by LendingClub to be its primary loan servicer for its auto refinance program.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

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
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending, and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs, and retirement savings products. It also offers lending products such as unsecured personal loans, credit cards, and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts, and insurance products through a networking agreement with a consolidated affiliate.
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
•The CIB segment serves the needs of global corporate and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes the Company's institutional broker-dealer that provides services in investment banking, sales, trading, and equity research reports. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

ESG

Our responsible growth strategy includes a focus on addressing global sustainability challenges. We are committed to compliance with all applicable federal, state, and local laws, while contributing to the effective transition towards a more just and sustainable economy by supporting the sustainable transition, reducing our environmental footprint, and identifying, assessing, and managing climate-change-related risks and opportunities applicable to us and our clients in order to build a comprehensive sustainable and green finance proposition.

Our ESG strategy includes:
•Empowering people and business by expanding access to capital, financial education, and training opportunities.
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
•Reducing consumption of energy (15%), water (25%), and paper (25%), as well as reducing waste to landfills (20%) by 2025.
•Becoming single-use plastic-free at all facilities, where feasible. The goal was first achieved in 2021 and the Company continues to work with suppliers to reduce plastic usage.
•100% purchasing of renewable electricity for facilities, where possible, by 2025.
•Filling 30% of senior positions with women by 2025.
•Eliminating any equal pay gap by 2025.
•Supporting communities via our $13.6 billion Community Plan investment through 2025.

The goals discussed above are ambitious; as such, no guarantees or promises are made that these goals will be met or continued. Furthermore, statistics and metrics included in these disclosures are estimates; they may also be based on assumptions.

For further information, refer to the most recent Santander U.S. annual ESG report available on the Company's website.

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

Human Resources and Communications Teams

Our HR teams are responsible for:

•Culture, Engagement, and Inclusion – serves as the champion of employee experiences, employee engagement, strategy and best practices, corporate events, diversity, equity and inclusion, and HR communications dedicated to fostering a unified “One Santander.”
•Compensation, Payroll and Benefits and HR Technology – responsible for compensation and benefits strategy and consulting with the business on compensation matters and compensation governance, as well as payroll, benefits, and human capital management support.
•Talent Acquisition – sources, hires, and onboards the best-qualified candidates, from within or outside of our organization.
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

DE&I

Santander US remains committed to advancing DE&I for the benefit of our employees, customers, and communities. Our focus on DE&I starts with inclusion, diversity is the outcome, while equity is how we get there. We define diversity as representation beyond race, ethnicity, gender, sexual preference, and identity. Inclusion is the sense of belonging, allowing individuals to feel psychologically safe and driven with purpose. Equity is the fair access to information and opportunities for all. DE&I is an integral part of our culture; by embedding DE&I into our cultural initiatives, we create sustainable practices that align to our business strategies.

In 2023, we established a DE&I Council with representatives from every business unit and functional area across Santander US and 39% of all Santander US employees are members of one or more of our seven Business Resource Groups. As a result of our DE&I strategy, Santander US maintained DE&I engagement scores in the top quartile of the financial industry throughout 2023.

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

Our workforce across all of Santander U.S. was approximately 11,800 employees at December 31, 2023. None of our employees is represented by a collective bargaining agreement. At December 31, 2023, the Company's 12-month rolling voluntary attrition rate was 10.6%.

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

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being. During 2023, the Company sponsored three medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, and condition management and support. To help ensure that healthcare is accessible for all employees, the Company maintains a lower cost medical plan that is entirely co-pay based, has no deductible and includes inclusive family planning benefits.

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

Supervision and Regulation

The U.S. banking industry is highly regulated under various federal laws, including the Truth-in-Lending Act, Equal Credit Opportunity Act, Electronic Fund Transfer Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, Consumer Leasing Act, Servicemembers Civil Relief Act, Telephone Consumer Protection Act, Financial Institutions Reform, Recovery, and Enforcement Act, the DFA and the GLBA, as well as various state laws. The Company is subject to inspections, examinations, supervision, and regulation by the SEC, the CFPB, the Federal Trade Commission, and the DOJ and by regulatory agencies in each state in which the Company and its subsidiaries transact business.

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

The Broker-Dealers are subject to regulation under FINRA as well as state regulatory authorities.

In addition, the Company is directly and indirectly, through its relationship with Santander, subject to certain other banking and financial services regulations, including oversight by the European Central Bank.

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

Insurance of Accounts and Regulation by the FDIC

SBNA is a member of the DIF, which is administered by the FDIC. SBNA's deposits are insured up to applicable limits by the FDIC. The FDIC assesses deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions like SBNA. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which is currently $250,000 per depositor per ownership category for each ownership deposit account category.

The FDIC published a final rule on November 16, 2023 to charge certain banks a special assessment to recover the costs associated with protecting uninsured depositors following the bank closures during 2023. Based on the final rule, SBNA is required to pay a total of $61.5 million over the course of eight consecutive quarters beginning in the first quarter of 2024. SBNA has accrued for the full amount of the special assessment during the fourth quarter of 2023. The FDIC has recently communicated that it will increase the assessment for all banks which will be reported in its June 2024 special assessment invoice. Refer to the “Regulatory Matters” section of the MD&A for further details.

FDIC insurance premium expenses, inclusive of the special assessment above, were $139.6 million and $44.0 million for the years ended December 31, 2023 and 2022, respectively. Refer to the Deposit Insurance and Assessments Section of "Regulatory Matters" for additional details on the FDIC insurance premium rate increase in 2023.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, IDIs must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2023, SBNA met the criteria to be classified as “well capitalized.”

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

Any dividends declared and paid have the effect of reducing SBNA’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2023, 2022, and 2021, SBNA did not pay dividends to SHUSA.

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

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. Each FHLB is owned by its member institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $287.1 million as of December 31, 2023, compared to $184.5 million at December 31, 2022. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $13.4 billion at December 31, 2023, and had outstanding advances of $6.6 billion. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $22.4 million and $4.6 million in dividends on its stock in the FHLB of Pittsburgh in 2023 and 2022, respectively.

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
Financial Privacy and Cyber Security

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks and have proposed enhanced risk management standards that would apply to us. Under the GLBA, financial institutions are required to disclose to their retail customers their policies and practices with respect to sharing nonpublic customer information with their affiliates and non-affiliates, how they maintain customer confidentiality, and how they secure customer information. Customers are required under the GLBA to be provided with the opportunity to “opt out” of information sharing with non-affiliates, subject to certain exceptions.

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

Effective in April 2022, federal banking regulators imposed a rule which requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after it has been determined that a cyber incident has occurred. That rule defines a significant computer-security incident as an incident that has materially affected or is reasonably likely to materially affect, the viability of a banking organization’s key operations or its ability to deliver banking products and services, or the stability of the financial sector.

In July 2023, the SEC adopted new rules relating to disclosure of cybersecurity risk management, strategy, governance, and incidents by public companies. These new rules have two primary requirements for domestic public companies: (1) disclosure of material cybersecurity incidents on Form 8-K within four business days of determining that a cybersecurity matter is material and (2) annual disclosure of a company’s risk management, strategy, and governance relating to cybersecurity matters on Form 10-K, included within Item 1C - Cybersecurity.

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

Securities and Investment Regulation

The Company conducts its securities and investment business activities through its subsidiaries SanCap and SSLLC. SanCap and SSLLC are registered broker-dealers with the SEC and members of FINRA. SanCap's activities include investment banking, acting as a market maker of U.S. fixed-income securities and self-clearing fixed-income securities, and trading and offering research reports of Latin American and European equity and fixed income securities. SSLLC is also a registered investment adviser with the SEC, and BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

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

•Pandemics such as the COVID-19 pandemic can affect our business. Pandemics such as the COVID-19 pandemic can affect our business. Closures, disruptions to businesses and other actions that could restrict economic activity in the U.S. due to pandemics or other public health emergencies may result in adverse effects on our customers and our business.

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

•The financial results of our auto lending business could impact our results. Our auto lending business has historically been a significant source of earnings for the Company. Factors that could negatively affect the auto lending business's financial results could consequently affect SHUSA’s financial results.

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

In addition, these concerns continue even as the global economy recovers. If countries with significant economies default on their debt or experience a significant widening of credit spreads, it may delay or weaken economic recovery, adversely affect financial institutions and bank systems related to that region, result in the exit of member states from organizations such as the Eurozone or contribute to other more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe stress and adverse consequences for global financial markets, likely affecting the economy and capital markets in the United States as well.

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

Regulation of the Company as a BHC includes limitations on permissible activities. Moreover, the Company and SBNA are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our business, financial condition and results of operations.

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

If the FDIC were appointed as receiver under the orderly liquidation authority, then the orderly liquidation authority, rather than the U.S. Bankruptcy Code, would determine the powers of the receiver and the rights and obligations of creditors and other parties who have transacted with the Company. There are substantial differences between the rights available to creditors under the orderly liquidation authority and under the U.S. Bankruptcy Code. The FDIC may disregard the strict priority of creditor claims in some circumstances, and an administrative claims procedure rather than a judicial procedure would be used to determine creditors’ claims. Furthermore, the FDIC has the right to transfer assets or liabilities of the failed company to a third party or “bridge” entity under the orderly liquidation authority.

Regardless of what resolution strategy Santander might prefer to resolve its U.S. operations, the FDIC could resolve the Company in a manner that would impose losses on the Company’s shareholder, unsecured debtholders (including holders of our LTD) and other creditors, while permitting the Company’s subsidiaries to continue to operate. The application of such an entry strategy in which the Company would be the only legal entity in the U.S. to enter resolution proceedings could result in greater losses to holders of our LTD and other debt securities than the losses that would result from a bankruptcy proceeding or a different resolution strategy for the Company. Assuming the Company entered resolution proceedings and support from the Company to its subsidiaries was sufficient to enable the subsidiaries to remain solvent, losses at the subsidiary level could be transferred to the Company and ultimately borne by the Company’s securityholders (including holders of our LTD and other debt securities), with the result that third-party creditors of the Company’s subsidiaries would receive full recoveries on their claims, while the Company’s securityholders (including holders of our LTD) and other unsecured creditors could face significant losses. In addition, in a resolution under the orderly liquidation authority, holders of our LTD and other debt securities of the Company could face losses ahead of other similarly situated creditors if the FDIC exercised its right, to disregard the strict priority of creditor claims.

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

While we maintain updated policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by other parties to engage in money laundering and other illegal or improper activities. Emerging technologies, such as cryptocurrencies and other innovative payment methodologies, could limit our ability to track the movement of funds. Our ability to comply with legal requirements depends on our ability to improve detection and reporting capabilities and reduce variation in control processes and oversight accountability.

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

We may be subject to negative coverage in the media about us or our clients, including with respect to alleged conduct such as failure to detect and/or prevent financial crime activities or comply with the foregoing requirements. Negative media coverage of this type about us, whether it has merit or not, could materially and adversely affect our reputation and perception among current and potential clients, investors, vendors, partners, regulators and other third parties, which in turn could have a material adverse effect on our operating results, financial condition and prospects as well as damage our customers’ and investors’ confidence.

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

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. Our loan and lease loss reserves may also be influenced by other factors such as the degree that our loan portfolios are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral. Such concentrations could increase the possibility that similarly situated borrowers and their collateral may collectively be affected by certain economic or market conditions or events such as, for example natural or man-made disasters. Many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in our credit card portfolio or the introduction of new products, or if future actual losses exceed our estimates of expected losses, we may be required to increase our loan and lease loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

In addition, the FASB’s Topic 326 Financial Instruments - Credit Losses, establishes a single allowance framework for financial assets carried at amortized cost. As a result of the adoption of this standard, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ remaining expected lives. It is possible that our ongoing reported earnings and lending activity will be impacted negatively as a result of the application of this ASU. See “Changes in accounting standards could impact reported earnings” below.

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

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including as a result of macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters (including as a result of climate change), particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses on our loans, which may materially and adversely affect our results of operations and financial condition.

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

Liquidity risk is the risk that we either do not have sufficient financial resources available to meet our obligations as they become due, or we can secure them only at excessive cost. This risk is inherent in any banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate these risks completely. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations and our ability to fulfill regulatory liquidity requirements as well as limit growth possibilities.

Our cost of obtaining funding is directly related to prevailing market interest rates and our credit spreads. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Changes in our credit spreads are market-driven and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.

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

Any downgrade in our or Santander's debt credit ratings would likely increase our borrowing costs and require us to post additional collateral or take other actions under some of our derivative's contracts and could limit our access to capital markets and adversely affect our commercial business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our products, engage in certain longer-term and derivatives transactions and retain customers, particularly customers who need a minimum rating threshold in order to invest. In addition, under the terms of certain of our derivatives contracts, we may be required to maintain a minimum credit rating or terminate the contracts. Any of these results of a ratings downgrade, in turn, could reduce our liquidity and have an adverse effect on us, including our operating results and financial condition.

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2023, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend on numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a company's long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example depending on certain factors, including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, SBNA, and SC.

In addition, if we were required to cancel our derivatives contracts with certain counterparties and were unable to replace those contracts, our market risk profile could be altered.

There can be no assurance that the rating agencies will maintain their current ratings or outlooks. In general, the future evolution of our ratings will be linked, to a large extent, to the macroeconomic outlook and to the impact of significant events on our asset quality, profitability and capital. Failure to maintain favorable ratings and outlooks could increase the cost of funding and adversely affect net interest margins, which could have a material adverse effect on us.

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

Increases in interest rates may reduce the volume of loans we originate. Sustained high interest rates have historically discouraged customers from borrowing and have resulted in increased delinquencies in outstanding loans and deterioration in the quality of assets. Increases in interest rates may also reduce the propensity of our customers to prepay or refinance fixed-rate loans. Increases in interest rates may reduce the value of our financial assets and the collateral used to secure our loans and may reduce gains or require us to record losses on sales of our loans or securities.

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

Recent government fiscal and monetary policies and other factors have led to increased inflation in the U.S. and globally

Governmental and regulatory authorities throughout the world implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households. These fiscal and monetary policy measures accelerated the economic recovery in 2021, but in turn significantly increased public debt and introduced risks of economic overheating in certain countries. In 2022, inflationary pressures intensified due to a number of factors, including the revitalization of demand for consumer goods, labor shortages, supply chain issues, and the rise in the prices of energy, oil, gas and other commodities exacerbated by the war in Ukraine. In an effort to contain inflation, central banks increased interest rates during 2022 and 2023, contributing to a slowdown of the global economy. Many countries experienced persistent high inflation, and even though inflation has begun to fall in most markets, central banks are expected to sustain high interest rates to address persistent underlying inflation pressures through mid-2024. Prolonged periods of high inflation are likely to result in higher operating costs, a decrease in the purchasing power of families with a consequent increase in delinquencies in our credit portfolios, and lower economic growth derived from the tightening of monetary and fiscal policies aimed at containing inflation, among other risks, any of which could have a material adverse effect on our operations, financial condition and prospects.

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

Model risk can cause financial loss, erroneous commercial and strategic decision-making and or damage to our transactions. In addition, the fair value of our financial assets, determined using financial valuation models, may be inaccurate or subject to change and, as a consequence, we may have to register impairments or write-downs that could have a material adverse effect on our operating results, financial condition and prospects. Market conditions have resulted and could result in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

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

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality, interest rate environment, or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2023, 2022, or 2021, however based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill of up to $2.8 billion attributable to one or more of the Company's reporting units in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely but would adversely affect our results of operations and stockholder's equity. See Note 6 to our Consolidated Financial Statements, “Goodwill and Other Intangibles,” for a discussion of the risk of potential future impairment of our CRE reporting unit.

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

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation could materially and adversely affect our perception among current and potential clients, investors, vendors, partners, regulators, and other third parties, which in turn could have a material adverse effect on our operating results, financial condition, and prospects as well as damage our customers' and investors' confidence. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, dealing with sectors that are not well perceived by the public (e.g., weapons industries), dealing with customers on sanctions lists, ratings downgrades, compliance failures, unethical behavior, press speculation, perception of our environmental, social and governmental practices and disclosures, and the activities of customers and counterparties, including activities that affect the environment negatively. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Our reputation could also suffer if we are the subject of negative coverage in the media, whether it has merit or not.

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. Since we are part of the global Santander group and conduct business under the “Santander” brand, negative public opinion about the actions or activities of other Santander businesses around the world could affect our reputation adversely. Additionally, the role played by financial services firms in the financial crisis and increased regulatory supervision and enforcement have caused public perception of us and others in the financial services industry to decline. Activists increasingly target financial services firms with criticism for relationships with clients engaged in businesses whose products are perceived to be harmful to the health of customers, or whose activities are perceived to affect public safety, the environment, climate or workers’ rights negatively, even when such businesses are legal. Such criticism could take many forms, including protests at our locations, and could increase dissatisfaction among customers, investors and employees of the Company and damage the Company’s reputation. Alternatively, yielding to such activism could damage the Company’s reputation with groups whose views are not aligned with those of the activists. In either case, certain clients and customers may cease to do business with the Company, and the Company’s ability to attract new clients and customers may be diminished. Activist pressure can also be a factor when we consider pursuing new business opportunities, potentially resulting in our not pursuing otherwise profitable opportunities.

Additionally, we could suffer significant reputational harm that could affect our business, results of operations and prospects from any negative perceptions regarding topics related to environmental, social and corporate governance policies. There has been increased focus by customers, shareholders, investor advocacy groups, employees, regulators and other stakeholders on these topics, and our policies, practices and disclosures in these areas could come under scrutiny. Governments may implement new or additional regulations and standards, or investors, customers and other stakeholders may impose new expectations or focus investments in ways that cause significant shifts in disclosure, consumption and behaviors that may have negative impacts on our business. If regulators or stakeholders consider our efforts to be ineffective, inadequate or unsatisfactory, whether real or perceived, it could harm our reputation, business and prospects and we could be subject to enforcement, other supervisory actions or other harm.

Preserving and enhancing our reputation also depends on maintaining systems, procedures and controls that address known risks and regulatory requirements, as well as our ability to timely identify, understand and mitigate additional risks that arise due to changes in our businesses and the markets in which we operate, the regulatory environment and customer expectations.

We could suffer significant reputational harm if we fail to identify and manage potential conflicts of interest properly. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us or give rise to litigation or enforcement actions against us. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

While negative public opinion once was primarily a response to adverse coverage in traditional news media, increased use of social media platforms has resulted in rapid dissemination of information and misinformation, which can magnify potential harm to the Company’s reputation. We may be the subject of misinformation and misrepresentations propagated deliberately to harm our reputation or for other deceitful purposes, including by others seeking to gain an illegal market advantage by spreading false information about us. There can be no assurance that we will be able to neutralize or contain false information that may be propagated regarding the Company, which could have an adverse effect on our operating results, financial condition and prospects.

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

Risks Related to Pandemics and Public Health Emergencies

The COVID-19 pandemic materially impacted our business, and a similar pandemic or public health emergency could materially and adversely impact our business, financial condition, liquidity and results of operations.

COVID-19 was first reported in China in December 2019 and quickly spread throughout the world, including the United States. The outbreak was declared a public health emergency of international concern and a pandemic by the World Health Organization. Actions taken by authorities were not always implemented on a consistent basis, contributing to the continued spread of COVID-19. Further, these actions were not always coordinated across jurisdictions and, at times, led to economic hardship in the jurisdictions in which they were implemented. For example, in many jurisdictions, businesses were required to temporarily close or restrict their operations. Further, even for businesses that remained open, in-person interactions were limited, and consumer demand deteriorated. As a result, we experienced a significant decline in our origination of loans and leases during the early stages of the COVID-19 pandemic.

Although the World Health Organization has since declared an end to COVID-19 as a public health emergency, certain adverse consequences of the pandemic continued to impact the macroeconomic environment in 2023 and may persist for some time. If new COVID-19 waves, the emergence of variants resistant to existing vaccines, or any other highly contagious disease or public health emergencies force countries to re-adopt measures that restrict economic activity, the macroeconomic environment could deteriorate and adversely impact our business and results of operations, which could include, but are not limited to, (i) a continued decreased demand for our products and services; (ii) material impairment of our loans and other assets including goodwill; (iii) decline in the value of collateral; (iv) constraints on our liquidity due to market conditions, exchange rates and customer withdrawal of deposits and continued draws on lines of credit; and (v) downgrades to our credit ratings. Moreover, our operations could still be impacted by risks from remote work or bans on non-essential activities. If, as a result of any future public health emergency, we become unable to operate our business from remote locations successfully including, for example, due to failures of our technology infrastructure, increased cybersecurity risks, or governmental restrictions that affect our operations, this could result in business disruptions that could have a material and adverse effect on our business.

The resurgence of COVID-19 or other variants, or any future outbreak of any other highly contagious disease or other public health emergency may have adverse effects on our business, financial condition, liquidity and results of operations or increase the likelihood of experiencing other risks described in these Risk Factors.

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

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we receive, manage, process, hold and transmit proprietary and sensitive or confidential information, including that of our customers and employees, in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third-party service providers. The proper and secure functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Cybersecurity incidents and data losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events or actors that interrupt normal business operations. We also face the risk that the design of our cybersecurity controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, third-party service providers, counterparties and other external parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, which may be a target for attempted cyberattacks. This is especially applicable in the current environment, in which there has been a shift in recent years to work-from-home policies for a significant portion of the workforce, as they access our secure networks remotely. If we cannot maintain effective and secure electronic data and information, management and processing systems or if we fail to maintain complete physical and electronic records, the result could be disruptions to our operations, claims from customers, regulators, employees and other parties, violations of applicable privacy and other laws, regulatory sanctions and serious reputational and financial harm to us.

Many companies across the country and in the financial services industry have reported significant breaches in the security of their websites or other systems. Cybersecurity risks have increased significantly in recent years due to the development and proliferation of new technologies, increased use of the internet and telecommunications technology to conduct financial transactions, and increased sophistication and activities of organized crime groups, state-sponsored and individual hackers, terrorist organizations, disgruntled employees and other insiders, activists and other threat actors. Financial institutions, the government and retailers have in recent years reported cyber incidents that compromised data, resulted in the theft of funds or the theft or destruction of corporate information and other assets.

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

Nevertheless, while we have not experienced material losses or other material consequences relating to cyberattacks or other information or security breaches, whether directed at us, our third parties or other external parties that our third parties rely on, our systems, software and networks, as well as those of our clients, third-party service providers, counterparties and other third parties, may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code, phishing attacks, cyberattacks such as denial of service, malware, ransomware, phishing, and other events of a similar nature. Such events could result in security breaches or give rise to the manipulation or loss of significant amounts of personal, proprietary or confidential information of our customers, employees, suppliers, counterparties and other third parties, disrupt, sabotage or degrade service on our systems, or result in the theft or loss of significant levels of liquid assets, including cash. We may also be impacted by cyberattacks against national critical infrastructure in the geographic locations in which we operate, such as telecommunications networks. Our IT systems are dependent on such national critical infrastructure and cyberattacks against such infrastructure could affect our ability to service our customers negatively.

As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. This is because, among other reasons, the techniques used in cyberattacks change frequently and cyberattacks can originate from a wide variety of sources, including not only cyber-criminals but also activists and states regarded by the international community to be rogue states. Threat actors may seek to gain access to our systems either directly or by using equipment or passwords belonging to employees, customers, third-party service providers or other authorized users of our systems. In the event of a cyberattack or security breach affecting a third party entity on whom we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyberattack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyberattack or security breach is addressed.

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

As attempted cyberattacks continue to evolve, we may incur significant costs in our attempts to modify or enhance our protective measures against such attacks to investigate or remediate any vulnerability or resulting breach, or in communicating cyberattacks to our customers. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party or a cyberattack could result in our inability to recover or restore data that has been stolen, manipulated or destroyed, damage to our systems and those of our clients, customers and counterparties, violations of applicable privacy and other laws, or other significant disruption of operations, including disruptions in our ability to use our accounting, deposit, loan and other systems and our ability to communicate with and perform transactions with customers, third-party service providers and other parties. These effects could be exacerbated if we would need to shut down portions of our technology infrastructure temporarily to address a cyberattack, if our technology infrastructure is not sufficiently redundant to meet our business needs while an aspect of our technology is compromised, or if a technological or other solution to a cyberattack is slow to be developed. Even if we timely resolve the technological issues in a cyberattack, a temporary disruption in our operations could adversely affect customer satisfaction and behavior, expose us to reputational damage, contractual claims, regulatory, supervisory or enforcement actions, or litigation.

U.S. banking agencies and other federal and state government agencies have increased their attention on cybersecurity and data privacy risks and have proposed enhanced risk management standards that would apply to us. For example, the California Consumer Privacy Act requires, among other things, notification to affected individuals when there has been a security breach of their personal data and imposes increased privacy and security obligations of entities handling certain personal information of individuals. Other states in which we do business or may in the future do business, or from which we collect personal information of residents, have adopted or are considering adopting similar laws. During 2022, federal banking regulators established a cybersecurity-related rule that would require banking organizations to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonable likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. This rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents. Additionally, in 2023, the SEC adopted new rules related to disclosures of cybersecurity risk management, strategy, governance, and incidents by public companies. These new rules have two main components for domestic public companies: (1) disclosure of material cybersecurity incidents on Form 8-K within four business days of determining that a cybersecurity incident is material; and (2) annual disclosure of a company’s risk management, strategy, and governance relating to cybersecurity matters on Form 10-K. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Changes such as these could subject us to heightened compliance complexity and operational costs. We may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our systems and other security breaches to affected individuals or the relevant regulatory authorities. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, substantial fines, civil or criminal penalties, significant litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

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
•We have repurchased obligations in our capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under our responsibility as a servicer, this could have a material adverse effect on the auto lending business' financial condition, results of operations, and liquidity.

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
The MPLFA is subject to early termination in certain circumstances, including failure to meet certain key performance metrics, provided Stellantis treats SC in a manner consistent with other comparable OEMs. Stellantis may also terminate the agreement if, among other circumstances, (i) a person other than Santander and its affiliates owns 20% or more of SC Common Stock and Santander and its affiliates own fewer shares of common stock than such person, (ii) SC controls, or becomes controlled by, an OEM that competes with Stellantis or (iii) certain of our credit facilities become impaired. In addition, under the MPLFA, Stellantis has the option to acquire, for fair market value, an equity participation in the business offering and providing the financial services contemplated by the MPLFA. There is no maximum limit on the size of Stellantis’s potential equity participation. Although the MPLFA contains provisions that are designed to address a situation in which the parties disagree on the fair market value of the equity participation interest, there is a risk that we ultimately receive less than what it believes to be the fair market value for such interest, and the loss of its associated revenue and profits may not be offset fully by the immediate proceeds for such interest. There can be no assurance that we would be able to re-deploy the immediate proceeds for such interest in other businesses or investments that would provide comparable returns, thereby reducing profitability.

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

These primary drivers could lead to the following financial risks, among others:

•Credit risks: physical climate change could lower corporate revenues, increasing operating costs, and lead to increased credit exposure. Additionally, companies with business models not aligned with the transition to a low-carbon economy may face a higher risk of reduced corporate earnings, lower asset values, and business disruption due to new regulations or market shifts. We may face regulatory restrictions or costs associated with providing products or services to certain companies or sectors.
•Market risks: Market changes in the most carbon-intensive sectors could affect energy and commodity prices, corporate bonds, equities and certain derivatives contracts. Increasing frequency of severe weather events could affect macroeconomic conditions, weakening fundamental factors such as economic growth, employment and inflation, and lead to higher volatility.
•Liquidity risks: Companies could face liquidity risks derived from cash outflows to improve their reputation in the market or solve climate-related problems. Extreme weather events could also affect the value of our high-quality liquid assets or cause sovereign debt to rise, limiting our access to capital markets.

•Operational risks: Severe weather events could directly damage our assets and impact business continuity, both our customers’ and ours. Climate-related financial risks could also cause operational risk losses from litigation if, for example, we are perceived to misrepresent sustainability-related practices.
•Reputational risks: Our reputation and client relationships may be damaged as a result of our practices, disclosures and decisions related to climate change and the environment, or to the practices or involvement of our clients, vendors or suppliers in certain industries or projects associated with causing or exacerbating climate change. Furthermore, parties who may suffer losses from the effects of climate change may seek compensation from those they hold responsible such as state entities, regulators, investors and lenders. Conduct risks could develop associated with misrepresenting our declarations, actions, communications, policies or the sustainability characteristics of our products or practices or misleading our customers, investors or other stakeholders.
•Regulatory risk: Increased regulatory compliance risk may result from the increasing focus, pace, breadth and depth of regulatory expectations, requiring implementation in short timeframes and from changes in public policy, laws and regulations in connection with climate change and related environmental sustainability matters. Banking regulators have increased focus on climate-related risks and the threats posed to financial institutions, including us, as well as systemic financial stability. Ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.
•Strategic risks: Our strategy could be affected if we fail to achieve our environmental-related targets, including those related to the activities that we finance and those concerning our own operations.

We periodically disclose information such as emissions and other climate-related performance data, statistics, metrics and/or targets. If we lack robust and high-quality climate-related procedures, controls and data, we may not be able to disclose reliable climate-related information. In addition, because the climate-related information is based on current expectations and future estimates about our and third-parties’ operations and businesses and addresses matters that are uncertain to varying degrees, we may not be able to meet our estimates, targets or commitments or we may not be able to achieve them within the timelines we announce. Actual or perceived shortcomings with respect to these emissions and other climate-related initiatives and reporting could result in litigation or regulatory enforcement and impact our ability to hire and retain employees, increase our customers base, and attract and retain certain types of investors.

Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

Macro-Economic and Political Risks

Business and Industry Risks

We depend in part upon dividends and other funds from subsidiaries.

Most of our operations are conducted through our subsidiaries. As a result, our ability to pay dividends, to the extent we decide to do so, depends in part on the ability of our subsidiaries to generate earnings and pay dividends to us. Payment of dividends, distributions and advances by our subsidiaries will be contingent on our subsidiaries’ earnings and business considerations and are limited by legal and regulatory restrictions. Additionally, our right to receive any assets of our subsidiaries as an equity holder of such subsidiaries upon their liquidation or reorganization will be effectively subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

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

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, including geopolitical events such as terrorist activities, international hostilities, and government responses to events.

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

We are also subject to geopolitical risks, such as sanctions, state-sponsored cyberattacks, civil unrest, government or military conflicts and the U.S. or foreign governments’ reactions to such events. For example, disagreements between the U.S. and significant trading partners over economic or political matters such as international trade may result in new or continued sanctions, tariffs and other similar restrictions on trade and investment between the two countries, which may result in supply chain disruptions and increased costs that could negatively affect us, our customers and our counterparties. In addition, during 2022, Russia launched a large-scale military action against Ukraine. The war in Ukraine has caused an ongoing humanitarian crisis in Europe as well as volatility in financial markets globally, heightened inflation, shortages and increased commodities prices. In addition, the war has exacerbated supply chain problems, particularly to businesses most sensitive to rising energy prices. Several countries, including the US, have imposed severe sanctions on Russia and Belarus, including freezing/blocking assets, targeting major Russian banks, the Russian Central Bank, and certain Russian companies and individuals, imposing trade restrictions against Russia and Russian interests, as well as the disconnection of certain Russian banks from the SWIFT system. The scale of potential sanctions is complex and rapidly evolving and can pose operational risk to banking organizations. While we do not knowingly engage in direct or indirect dealings with sanctioned parties or in direct dealings with sanctioned countries/territories, companies within Santander may on occasion have indirect dealings within the sanctioned countries/territories, while aiming to operate in line with applicable U.S. and foreign sanctions regulations. Furthermore, the risk of cyberattacks on companies and institutions is expected to increase as a result of the war and in response to the sanctions imposed.

While our direct exposure to Russian or Ukrainian markets and assets is not material, the impact of the war in Ukraine and the sanctions imposed on global markets and institutions, the impact on macroeconomic conditions generally, and other potential future geopolitical tensions and consequences arising from the war remain uncertain and may exacerbate our operational and other risks. Similarly, the ongoing conflict in the Middle East could lead to regional instability, a rise in commodity prices, increase inflationary pressures and market volatility, and result in similar risks to us.

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

For example, in June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The adoption of this standard resulted in the increase in the ACL of approximately $2.5 billion and a decrease to opening retained earnings, net of income taxes, at January 1, 2020. The estimated increase is based on forecasts of expected future economic conditions and is primarily driven by the fact that the allowance will cover expected credit losses over the full expected life of the loan portfolios. The standard did not have a material impact on the Company’s other financial instruments. Additionally, we elected to utilize regulatory relief issued in March 2020 which permitted a two-year delay on including an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. We remain in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020, which was elected by the Company.

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

Disclosure controls and procedures over financial and non-financial reporting and internal controls over financial and non-financial reporting may not prevent or detect all errors or acts of fraud, and lapses in these controls could materially and adversely affect our operations, liquidity and/or reputation.

Disclosure controls and procedures over financial and non-financial reporting are designed to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We also maintain a system of internal controls over financial reporting. However, these controls may not achieve their intended objectives. Control processes that involve human diligence and compliance, such as our disclosure controls and procedures and internal controls over financial reporting, are subject to lapses in judgement and breakdowns resulting from human failures. Controls can be circumvented by collusion or improper management override. Because of these limitations, there are risks that material misstatements due to error or fraud may not be prevented or detected, and that information may not be reported on a timely basis.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Risk management and strategy

We have established processes to identify, assess, and manage material cybersecurity risk, which are fully integrated into our overall enterprise risk management system and processes. These processes include risks related to our use of third-party service providers.

We organize roles and responsibilities for risk management into a three-LOD model. Our Information Security Program is a first LOD function and has responsibility for the primary management of the risks that emanate from first LOD activities. Each first LOD unit owns, identifies, measures, controls, monitors, and reports risks originated through its activities. The second LOD which reports to the Chief Risk Officer, independently monitors risk exposures, implements comprehensive and appropriate risk controls, and reviews and challenges first LOD units on their activities to ensure that risk is managed in line with agreed frameworks and risk appetite levels. The third LOD provides independent assurance to the Company's Board of Directors and senior management by assessing the quality and effectiveness of the processes and systems of internal control, risk management and risk governance, compliance with applicable regulations, and the reliability and integrity of financial and operational information. The third LOD reports to the Chief Audit Executive and to the Board of Directors, independent of any other function or unit in the Company.

The Company's Information Security Program aligns with Santander's Information Security Framework, as well as US regulatory requirements and industry standards, including the guidelines provided by the FFIEC IT Handbook and the US National Institute of Science and Technology. This program is risk-driven, with documented policies, standards, processes, and procedures to ensure the identification, assessment, and appropriate management of risk. The Company has implemented a multi-layered and integrated defense model built around five security pillars – Identify, Protect, Detect, Respond and Recover, and Foundational – with key controls implemented in each of these pillars.

•Identify covers the identification of information security and cybersecurity risk to systems, assets, data, and capabilities consisting of threat intelligence, privacy and regulatory compliance, asset management, risk management, and the business environment.
•Protect covers development and implementation of appropriate safeguards to ensure delivery of critical infrastructure services. This pillar supports the ability to limit or contain the impact of a potential cybersecurity event consisting of access management, data security, protective technology, network security, and vulnerability management.
•Detect covers the development and implementation of the appropriate activities to identify the occurrence of a cybersecurity event consisting of anomalous activities or events, security continuous monitoring, and vulnerability detection.
•Respond and recover covers the development and implementation of the appropriate activities to take action regarding a detected cybersecurity event and to maintain plans for resilience and restore any capabilities or services that were impaired due to a cybersecurity event.
•Foundational covers the essential aspects of the information security program consisting of governance, awareness and training, third-party information security, security architecture, change management, strategy and standards, and talent management.

An internal cyber risk assessment is performed annually to ensure that our cybersecurity program and its processes and controls adequately mitigate material cybersecurity threats and risks. As part of the program, we proactively identify IT assets, systems, and information and assess their risk and protection levels to detect and remediate any potential weaknesses by using vulnerability scanning, penetration testing and simulations of real cyberattacks. The Company also engages an external third party to independently validate the organization's maturity with regard to managing cybersecurity risks and that it meets regulatory and industry standards with respect to managing those risks.

The Company has multiple other enterprise risk programs and assessments which include information security as an integrated component that allow the Company to identify, assess, and manage risk. Processes and controls documented as part of these programs are tested as part of the enterprise-wide risk control self-assessment program. Additionally, metrics have been identified across the organization to cover key information security risk, including risk thresholds in line with our risk appetite. A management information systems program is in place with supporting governance routines to review any breaches of these metrics. Further risk management practices related to cybersecurity include scenario risk analysis, operational risk event escalation and monitoring, as well as processes to assure policy compliance.

Third-party service providers are managed through an established third-party risk management program. This includes processes to identify and assess cyber risk associated with the third-party service following a phased lifecycle including due diligence and selection, ongoing oversight and monitoring, and termination and exit planning. Third Party service providers are also required to notify the Company through established channels of any cyber incidents that may impact services or customers.

Risks identified through any of these programs are managed through an enterprise risk and issue management process.

As of the time of filing, there are no known cybersecurity threats that have materially affected, or are reasonable likely to materially affect the Company, including its business strategy, result of operations, or financial conditions. The Company pro-actively monitors for cybersecurity threats and responds accordingly to minimize its exposure to such threats.

Governance

The Risk Committee, in collaboration and coordination with the Board of Directors and its other committees, is responsible to review risks related to information security, cybersecurity, and technology, as well as the steps taken by management to control for such risks.

The SHUSA Board of Directors and its Risk Committee oversee the development, implementation, and maintenance of the Company's Information Security Program. Annually, the CISO provides the Board of Directors with a report that includes the cyber risk assessment process, risk management and control decisions, results of testing, third-party service provider arrangements, security breaches or violations (if any), and adjustments to the program. In addition, the CISO provides the Board Risk Committee with annual cyber awareness reporting, in which cybersecurity risk and internal mitigating controls are reviewed.

The SHUSA CISO is responsible to oversee, develop, and maintain the Information Security Program, including assessing risks and managing controls appropriate to the size and complexity of SHUSA and its subsidiaries. The SHUSA CISO is also responsible to inform the SHUSA Board of Directors, management, and staff of information security risks. The SHUSA CISO has relevant experience to effectively carry out this role, including 20 years of experience within the IT and information security fields.

We have an established governance model to provide mechanisms to identify and escalate material risks from cybersecurity threats. This includes management processes across the information security program designed to monitor the prevention, detection, mitigation, and remediation of cyber risks and incidents. Risk escalation and reporting paths are in place, including review of cybersecurity risks by management committees such as the Operational Risk Committees and Enterprise Risk Management Committees chaired by SHUSA's Chief Operational Risk Officer and Chief Risk Officer, respectively. The Company also maintains a dedicated Information Security and Data Management Committee chaired by SHUSA's Chief Technology Officer, which includes the CEO, the heads of the Company's businesses, representatives of the Company's second LOD, and an Internal Audit team among its members. The members of the Board of Directors are senior individuals that are experienced in identifying and managing risks including running companies with IT functions, inclusive of cybersecurity, reporting to them.

ITEM 2 - PROPERTIES

As of December 31, 2023, the Company utilized 540 buildings that occupy a total of 4.7 million square feet, including 116 owned properties with 0.9 million square feet, and 424 leased properties with 3.8 million square feet. The executive and primary administrative offices for SHUSA and SBNA are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location.

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
SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased
BSI Operations and Administrative Offices -1401 Brickell Avenue, Miami, Florida - Owned
SCH Headquarters and Administrative offices - 437 Madison Ave, New York, New York - Leased

The majority of these eight Company properties identified above are utilized for general corporate purposes. The remaining 532 properties consist primarily of bank branches and lending offices. Of the total number of buildings, SBNA has approximately 410 retail branches.

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

At February 28, 2024, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2023, 2022, or 2021.

During the years ended December 31, 2023, 2022, and 2021, the Company declared and paid cash dividends on common stock of $3.0 billion, $4.8 billion, and zero respectively, to its shareholder.

During the years ended December 31, 2023, 2022, and 2021, the Company declared and paid cash dividends on preferred stock of $90.8 million, zero, and zero respectively, to its shareholder.

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

On June 15, 2023, the Company issued 1,000,000 shares of the Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 21, 2028, dividends accrue on the Series F Preferred Stock on a non-cumulative basis at a rate of 9.380% per annum, payable quarterly in arrears. From and including June 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028.

On December 19, 2023, the Company issued 500,000 shares of the Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends accrue on the Series G Preferred Stock on a non-cumulative basis a rate of 8.170% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028.

As of the date of this filing Santander was the sole holder of all preferred stock shares issued.

ITEM 6 - [Reserved]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York, which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

During the second half of 2023, the Company entered into numerous new lending agreements with various auto OEMs. These new agreements reinforce the Company’s leadership in the U.S. auto finance market and commitment to forging deep, multi-geography relationships with automotive manufacturers catering to customers across the credit spectrum. These various OEMs have a diverse product lineup, including an increased focus on electric vehicles. In addition, the Company has been chosen by LendingClub to be its primary loan servicer for its auto refinance program.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

In April 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the FRB of New York. In February 2023, the Company completed the merger of SIS into APS, with the resulting company renamed SanCap. Following the merger, SanCap, along with SSLLC, now comprise the Broker-Dealers.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at December 31, 2023 was 3.7% compared to 3.5% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

	December 31, 2023	December 31, 2022
Dow Jones Industrial Average	13.7%	(8.8)%
S&P 500	24.2%	(19.4)%
NASDAQ Composite	43.4%	(33.1)%

At its December 2023 meeting, the FOMC maintained the federal funds rate target range of 5.25% - 5.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at December 31, 2023 was 3.87%, down from 3.88% at December 31, 2022.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim based index, decreased from 219 at December 31, 2022 to 204 at December 31, 2023.

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

The failure of several large U.S. banking institutions in early 2023 has led to increased market uncertainty. The Company was not materially impacted by these events; however, changing market conditions are considered a significant risk factor to the Company. These factors have increased competition and pricing on customer deposits over the short and medium term, and heightened market and regulatory focus and reform on liquidity, capital, and interest rate risk. As a result, the FDIC published a proposed rule, which was finalized on November 16, 2023, to charge certain banks a special assessment to recover the costs associated with protecting uninsured depositors following the bank closures during 2023. Based on the final rule, SBNA is required to pay a total of $61.5 million over the course of eight consecutive quarters beginning in the first quarter of 2024. SBNA has accrued for the full amount of the special assessment during the fourth quarter of 2023. Refer to the “Regulatory Matters” section of the MD&A for further details. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, and increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of December 31, 2023, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

On July 27, 2023, the regulatory agencies issued an NPR to modify the definition of cross-jurisdictional activity, which would expand the scope of exposures included in the measurement of cross-jurisdictional activity and has the potential to move certain firms into a higher supervisory category under the Federal Reserve’s tailoring rule. The Company does not expect to be materially impacted by this NPR once finalized.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all, but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2023, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of December 31, 2023, SHUSA's SCB CET1 minimum requirement was 7.0%.

On July 27, 2023, the federal banking agencies issued a capital proposal that would make significant changes to the regulatory capital rules applicable to large banking organizations (including SHUSA and SBNA) and banking organizations with significant trading activity. This proposal would implement the final elements of the Basel III capital framework and make other changes to the regulatory capital rules in response to recent bank failures. The capital proposal would establish the expanded risk-based approach for calculating RWA that would apply to large banking organizations. The expanded risk-based approach would include a new more risk-sensitive standardized approach for measuring credit risk and operational risk. It would also include new standardized approaches for measuring market risk and credit valuation adjustment risk but would allow the use of internal models for market risk in certain circumstances with regulatory approval. Under the capital proposal, a large banking organization would be required to calculate its risk-based capital ratios under both the expanded risk-based approach and the current standardized approach and would use the lower of the two. All capital buffer requirements, including the SCB requirement, would apply regardless of whether the expanded risk-based approach or the existing standardized approach produces the lower ratio.

The expanded total RWA calculation used in the expanded risk-based approach would be phased in over a three-year period starting on July 1, 2025. The requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. On October 20, 2023, the federal banking agencies announced that they extended the comment period on the capital proposal from November 30, 2023 until January 16, 2024. In addition to pushing back the comment deadline, the Federal Reserve indicated it would begin collecting data to gather more information from the banks affected by the proposal. That data collection also ended on January 16, 2024. The proposed rules and their impact on SHUSA are under review.

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

On August 29, 2023, the FDIC issued an NPR that modifies the IDI resolution planning requirement to focus on operational readiness and changes to existing resolution strategy. The proposal tailors the requirements for banks with total assets between $50 billion and $100 billion and those above $100 billion.

Long-Term Debt Requirements

On July 28, 2023, the Federal Reserve and FDIC issued an NPR that would require banks with total assets of $100 billion or more to maintain a layer of long-term debt from the holding company to improve financial stability by increasing the resolvability and resiliency of such institutions. By requiring each such large bank to maintain a minimum amount of long-term debt to absorb losses, the proposal would increase the options available to resolve such banks in case of failure. Additionally, by reducing the risk that uninsured depositors would face losses, long-term debt can reduce the speed and severity of bank runs and limit the risk of contagion when a bank is under stress. The proposal would provide a three-year phase-in period and would also allow certain outstanding long-term debt to count toward the minimum requirements to provide banks with a reasonable period to transition to the required characteristics of eligible long-term debt instruments. Comments on the proposal were due on November 30, 2023. SHUSA remains subject to the TLAC requirements outlined below.

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

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. The final rule was issued on November 16, 2023. Under the final rule, the FDIC would collect a special assessment from IDIs at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment is a tax-deductible operating expense for IDIs, and the effect on income of the entire amount of the special assessment will occur in one quarter for the IDIs subject to the assessment.

The impact of the special assessment is $61.5 million, which was recorded in the fourth quarter of 2023, upon the rule’s final issuance. The FDIC has recently communicated that it will increase the assessment for all banks which will be reported in its June 2024 special assessment invoice.

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

Risk Retention Rule

The Federal Reserve's final credit risk retention rule generally requires sponsors of ABS to retain at least five percent of the credit risk of the assets collateralizing ABS. SHUSA, primarily through SC and SBNA, is an active participant in the structured finance markets and complies with these retention requirements.

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

A bank is subject to the market risk capital rules if its consolidated trading activity, defined as the sum of trading assets and liabilities as reported in its FFIEC 031 and FR Y-9C for the previous quarter, equals the lesser of: (1) 10 percent or more of the bank's total assets as reported in its Call Report and FR Y-9C for the previous quarter, or (2) $1 billion or more. The Bank and the Company are required to comply with the market risk component within RWAs of the risk-based capital ratios and submit the FFIEC 102 - Market Risk Regulatory Report.

SHUSA is integrating SanCap's products, models and infrastructure into SHUSA’s U.S. market risk rule program, which is nearing completion with additional enhancements in 2024. Until the integration is completed and SanCap’s models are in compliance with the U.S. market risk rule, SHUSA is required to include and report market risk RWAs as of December 31, 2023 utilizing the approaches available in the U.S. market risk rule. Assuming a consistent balance of assets, the Company expects market risk RWAs to decrease as the models are fully implemented.

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

In October 2023, the supervisory agencies jointly adopted a CRA final rule to modernize the regulation. The rule intends to adapt to industry changes, such as the growth of online, mobile, and branchless banking and hybrid models, while continuing a focus on low and moderate communities.

The rule also seeks to introduce greater clarity and consistency by implementing a metrics-based approach to evaluate performance and expanding activity that may be considered for CRA credit. This results in significant data collection and reporting requirements for banks with over $10 billion in assets such as SBNA. The rule also imposes new criteria for banks to establish assessment areas outside of the communities in which they have a physical presence if certain criteria are met.

SBNA remains committed to the goals of the CRA and supports efforts to modernize the rule through greater transparency regarding evaluation ratings, promoting consistent interpretations of CRA, and encouraging increased economic development in low and moderate-income communities. Management continues to assess the impact of the rule and will make adjustments to its CRA plan as needed prior to the new framework going into effect on January 1, 2026.

Broker-Dealer Regulation

The Broker-Dealers are registered with the SEC and subject to the regulation of the SEC, FINRA, the CFTC, the CME, and the NFA. These entities are subject to the SEC’s uniform net capital rule, which requires the maintenance of minimum net capital levels. In addition, these entities are required to maintain proper controls over customer funds and securities and ensure that customer assets are not used for the benefit of the Broker-Dealer. These requirements also restrict the Broker-Dealer’s ability to withdraw capital. Prior written notification to and approval from the applicable regulators is required for withdrawals exceeding 30 percent of the Broker-Dealer’s excess net capital and also where the Broker-Dealer’s net capital would be less than 25 percent of deductions from its net worth in computing net capital.

Edge Act Corporation Requirements

Edge Act corporations such as BSI are chartered under Section 25A of the Federal Reserve Act. These entities are subject to specific regulatory requirements under Regulation K. Permissible activities of Edge Act and agreement corporations include those incidentals to international or foreign business. Deposit-taking, credit, and fiduciary and investment advisor services are subject to applicable Federal Reserve regulations. Edge Act corporations are also subject to the USA Patriot Act as well as all applicable laws and regulations designed to combat money laundering and the financing of terrorist activities.

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

As of December 31, 2023, the Company had an immaterial amount of loans with LIBOR exposure and no derivative contracts with LIBOR exposure. All remaining LIBOR loans utilize a LIBOR reference rate that was fixed prior to LIBOR cessation and generally will move to alternative rates at the time of their next contractual rate reset. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market.

As of December 31, 2023, the Company has largely completed its LIBOR-to-SOFR transition program.

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for the ACL, estimates of expected residual values of leased vehicles subject to operating leases, and goodwill as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

As described in Note 1 and Note 3 to the Consolidated Financial Statements, the ACL is measured using the current expected credit loss model, which is based on information derived from historical experience, current conditions, and prospective information that requires the use of significant judgment by management. The model includes both quantitative and qualitative factors with key inputs from unemployment data, the HPI, GDP growth rates, and used vehicle index growth rates, along with certain loan level characteristics all used to predict the likelihood of borrower default. Management applies qualitative factors to capture risks not addressed by the key inputs such as temporary or recent unique market disruptions impacting trends in delinquencies and used vehicle prices. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from these assumptions used in making the evaluations.

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook, indicating that there may be challenges ahead. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2023 that the unemployment rate is expected to be approximately 5.0% at the end of 2024. In comparison, at December 31, 2022, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 5.1% at the end of 2023. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at December 31, 2023 to be approximately 201 at the end of 2024, compared to our estimate at December 31, 2022 to be approximately 183 at the end of 2023. While the economy saw significant recovery in 2022 and into 2023, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates. The scenarios used by the Company are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through the established governance process.

Under the range of economic forecast scenarios considered, based on applying a 100% weighting to the most negative scenario used, and without considering the impact of corresponding or offsetting qualitative factors that could have a significant impact on the overall ACL, the ACL would have been higher by approximately $1.2 billion. This range reflects the sensitivity of the allowance for credit losses specifically related to the scenarios and weights considered as of December 31, 2023 and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

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

To account for residual risk, the Company depreciates automobile operating lease assets to estimated realizable value on a straight-line basis over the lease term. The estimated realizable value is initially based on the residual value established at contract inception. If the estimated realizable value of a leased vehicle subsequently declines below the residual value at contract inception, additional depreciation expense is recorded. Periodically, the Company revises the estimated realizable value of the leased vehicle at termination based on current market conditions and other relevant data points and adjusts depreciation expense appropriately over the remaining term of the lease.

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. If a material decline in the used vehicle price were to occur rapidly near the end of the lease term, there may not be adequate time for the remaining adjusted depreciation to account for such decline, and an impairment charge could be necessary. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2023, 2022, or 2021.

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

If the estimated realizable values of our leased vehicles were to decline 1% below contractual residual values, depreciation expense would increase by approximately $111 million over the remaining life of the current lease portfolio.

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

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As more fully described in Note 6 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. As of December 31, 2023, the reporting units with assigned goodwill were Auto, CBB, C&I, CRE, and CIB. The evaluation of goodwill impairment requires a comparison of the fair value of each reporting unit to its carrying amount, including allocated goodwill. Determining the fair value of reporting units requires significant valuation inputs, assumptions, and estimates.

Where a reporting unit does not have its own equity assigned for use in calculation of carrying value, the Company determines the carrying value of each reporting unit using a risk-based capital approach. Certain of the Company's assets are assigned to a Corporate/Other category. These assets are related to the Company's corporate-only programs, such as BOLI, and are not employed in or related to the operations of a reporting unit or considered in determining the fair value of a reporting unit.

Goodwill impairment testing involves management's judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is performed using widely-accepted valuation techniques, such as the guideline public company market approach and the income approach, the DCF method. The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. The Company applied an equal weighting of the income and market approaches for all reporting units.

The DCF method of the income approach incorporates the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. For all reporting units in 2023, the Company selected a long-term growth rate of 3.5% for use in the income approach DCF analysis.

The market approach includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. The projected TBV multiple is an indicator of whether the price or perceived value of the company's tangible assets is greater than its book value.

In 2023, the Company applied a 25% control premium for the market approach based on the Company’s review of transactions observable in the marketplace that were determined to be comparable.

Other key assumptions by reporting unit in 2023 were as follows:

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.4x	1.0x	1.0x	1.2x	1.2x
Discount Rate	12.6%	13.5%	12.4%	13.7%	12.3%

No goodwill impairment was recorded in 2023, 2022 or 2021. At the conclusion of the 2023 annual assessment, it was determined that the estimated fair value of the reporting unit exceeded its carrying value by at least 10% for the Auto, CBB, C&I, and CIB reporting units. The estimated fair value of the CRE reporting unit exceeded its carrying value by approximately 5.0%.

Based on its goodwill impairment analysis performed as of October 1, 2023, the Company concluded that there was no impairment necessary for the CRE reporting unit (which is comprised of approximately 70% of multi-family loans and multifamily construction loans and 30% of other CRE loans). The valuation considered multiple financial planning scenarios, representing different market recovery profiles. The goodwill allocated to this reporting unit has become more sensitive to an impairment as the valuation is highly correlated to loan re-pricing as a result of the higher interest rate environment and occupancy rates of other CRE assets. If the reporting unit’s operating environment continues to decline in the foreseeable future, there is an increased risk of an impairment.

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
•an economic environment that significantly differs from our assumptions in timing or degree;
•volatility in equity and debt markets resulting in higher discount rates and unexpected regulatory changes;

Refer to the "Goodwill" section of this MD&A for further details on the Company's goodwill, including the results of management's goodwill impairment analyses.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons of 2023 to 2022. Discussions of 2021 items and year-to-year comparisons of 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 3, 2023. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Year ended December 31, 2023 and 2022
	2023 (1)			2022 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$10,549,633	$773,966	7.34%	$10,735,077	$223,787	2.08%	$550,179	$(3,796)	$553,975
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	50,333,924	2,415,539	4.80%	52,132,993	682,198	1.31%	1,733,341	(22,707)	1,756,048
Federal funds sold and securities purchased under resale or similar agreements, netting	(37,094,025)			(37,172,738)
Federal funds sold and securities purchased under resale or similar agreements, net	13,239,899			14,960,255
AFS	6,516,998	269,676	4.14%	8,556,278	167,922	1.96%	101,754	(27,748)	129,502
HTM	9,298,211	185,071	1.99%	8,746,622	160,690	1.84%	24,381	10,635	13,746
Trading securities	8,673,434	397,595	4.58%	5,148,461	138,913	2.70%	258,682	128,255	130,427
Other investments	1,291,245	42,806	3.32%	990,206	19,935	2.01%	22,871	7,275	15,596
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$49,569,420	$4,084,653	8.24%	$49,136,899	$1,393,445	2.84%	$2,691,208	$91,914	$2,599,294
LOANS (4):
C&I	14,449,134	522,225	3.61%	14,523,190	461,783	3.18%	60,442	(2,369)	62,811
CRE	8,479,587	625,839	7.38%	7,545,610	327,155	4.34%	298,684	44,862	253,822
Other commercial loans	7,402,159	347,803	4.70%	7,926,838	235,837	2.98%	111,966	(14,500)	126,466
Multifamily	10,573,776	510,655	4.83%	8,293,261	303,310	3.66%	207,345	95,876	111,469
Total commercial loans	40,904,656	2,006,522	4.91%	38,288,899	1,328,085	3.47%	678,437	123,869	554,568
Consumer loans:
Residential mortgages	5,012,859	175,092	3.49%	5,411,962	178,559	3.30%	(3,467)	(15,813)	12,346
Home equity loans and lines of credit	2,702,259	202,417	7.49%	3,264,483	137,321	4.21%	65,096	(18,474)	83,570
Total consumer loans secured by real estate	7,715,118	377,509	4.89%	8,676,445	315,880	3.64%	61,629	(34,287)	95,916
RICs and auto loans	44,610,790	5,382,283	12.06%	43,990,477	5,060,062	11.50%	322,221	72,371	249,850
Personal unsecured	4,436,521	500,278	11.28%	3,104,720	320,032	10.31%	180,246	140,105	40,141
Other consumer	75,187	3,845	5.11%	114,777	3,689	3.21%	156	(218)	374
Total consumer	56,837,616	6,263,915	11.02%	55,886,419	5,699,663	10.20%	564,252	177,971	386,281
Total loans	97,742,272	8,270,437	8.46%	94,175,318	7,027,748	7.46%	1,242,689	301,840	940,849
TOTAL EARNING ASSETS	147,311,692	12,355,090	8.39%	143,312,217	8,421,193	5.88%	3,933,897	393,754	3,540,143
Non-interest bearing assets (5)	25,985,210			26,394,100
TOTAL ASSETS	$173,296,902			$169,706,317
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,515,090	$149,984	1.20%	$14,100,097	$28,550	0.20%	$121,434	$(2,793)	$124,227
Savings	4,942,614	9,143	0.18%	5,540,695	2,421	0.04%	6,722	(214)	6,936
Money market	26,618,268	654,425	2.46%	32,252,931	172,317	0.53%	482,108	(24,298)	506,406
CDs	16,735,652	730,634	4.37%	4,586,444	101,246	2.21%	629,388	459,768	169,620
TOTAL INTEREST-BEARING DEPOSITS	60,811,624	1,544,186	2.54%	56,480,167	304,534	0.54%	1,239,652	432,463	807,189
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	53,922,892	2,739,050	5.08%	51,616,756	720,800	1.40%	2,018,250	33,705	1,984,545
Federal funds purchased and securities sold under agreements to repurchase, netting	(34,569,450)			(34,648,164)
Federal funds purchased and securities sold under agreements to repurchase, net	19,353,442			16,968,592
Trading liabilities	3,202,523	142,120	4.44%	2,741,436	64,686	2.36%	77,434	12,413	65,021
FHLB advances	7,161,436	361,131	5.04%	2,280,164	67,429	2.96%	293,702	221,128	72,574
Other borrowings	38,044,567	1,693,255	4.45%	40,110,159	1,089,281	2.72%	603,974	(53,210)	657,184
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,761,968	4,935,556	7.28%	62,100,351	1,942,196	3.13%	2,993,360	214,036	2,779,324
TOTAL INTEREST-BEARING FUNDING LIABILITIES	128,573,592	6,479,742	5.04%	118,580,518	2,246,730	1.89%	4,233,012	646,499	3,586,513
Non-interest bearing liabilities (6)	26,166,225			29,767,040
TOTAL LIABILITIES	154,739,817			148,347,558
Mezzanine equity	1,065,494			13,699
STOCKHOLDER’S EQUITY	17,491,591			21,345,060
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$173,296,902			$169,706,317
NET INTEREST SPREAD (7)			3.35%			3.99%
NET INTEREST MARGIN (8)			3.99%			4.31%
NET INTEREST INCOME		$5,875,348			$6,174,463

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
(6)Includes Non-interest-bearing deposits and Other liabilities primarily including accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(7)Represents the difference between the yield on total earning assets and the cost of total funding liabilities on a managed basis.
(8)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
.

	Years Ended December 31, 2022 and 2021
	2022 (1)			2021 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
Interest-earning deposits	$10,735,077	$223,787	2.08%	$13,311,422	$25,894	0.19%	$197,893	$(3,918)	$201,811
Fed funds sold and securities purchased under resale or similar agreements, gross (3)	52,132,993	682,198	1.31%	1,098,291	1,164	0.11%	$681,034	551,569	129,465
Fed funds sold and securities purchased under resale or similar agreements, netting	(37,172,738)			—
Fed funds sold and securities purchased under resale or similar agreements, net	14,960,255			1,098,291
Investments
Available for Sale	8,556,278	167,922	1.96%	11,155,963	107,659	0.97%	60,263	(17,832)	78,095
Held to maturity	8,746,622	160,690	1.84%	6,124,756	103,911	1.70%	56,779	47,621	9,158
Trading securities	5,148,461	138,913	2.70%	11,296	—	—%	138,913	—	138,913
Other	990,206	19,935	2.01%	1,398,072	8,643	0.62%	11,292	(1,689)	12,981
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	49,136,899	1,393,445	2.84%	33,099,800	247,271	0.75%	1,146,174	575,751	570,423
LOANS (3):
C&I	14,523,190	461,783	3.18%	15,678,551	534,060	3.41%	(72,277)	(37,736)	(34,541)
CRE	7,545,610	327,155	4.34%	7,473,870	219,887	2.94%	107,268	2,124	105,144
Other	7,926,838	235,837	2.98%	7,805,304	188,095	2.41%	47,742	2,950	44,792
Multi-family	8,293,261	303,310	3.66%	7,813,702	267,855	3.43%	35,455	16,944	18,511
Total commercial	38,288,899	1,328,085	3.47%	38,771,427	1,209,897	3.12%	118,188	(15,718)	133,906
Consumer loans:
Residential mortgages	5,411,962	178,559	3.30%	6,210,124	194,266	3.13%	(15,707)	(27,203)	11,496
Home equity loans and lines of credit	3,264,483	137,321	4.21%	3,773,878	115,741	3.07%	21,580	(12,324)	33,904
Total consumer loans secured by real estate	8,676,445	315,880	3.64%	9,984,002	310,007	3.11%	5,873	(39,527)	45,400
RICs and auto loans	43,990,477	5,060,062	11.50%	42,586,936	5,270,380	12.38%	(210,318)	181,799	(392,117)
Personal unsecured	3,104,720	320,032	10.31%	1,315,028	243,321	18.50%	76,711	113,693	(36,982)
Other consumer	114,777	3,689	3.21%	180,208	12,053	6.69%	(8,364)	(3,438)	(4,926)
Total consumer	55,886,419	5,699,663	10.20%	54,066,174	5,835,761	10.79%	(136,098)	252,527	(388,625)
Total loans	94,175,318	7,027,748	7.46%	92,837,601	7,045,658	7.59%	(17,910)	236,809	(254,719)
TOTAL EARNING ASSETS	143,312,217	8,421,193	5.88%	125,937,401	7,292,929	5.79%	1,128,264	812,560	315,704
Non-interest bearing assets (5)	26,394,100			25,881,892
TOTAL ASSETS	$169,706,317			$151,819,293
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$14,100,097	$28,550	0.20%	$13,040,765	$6,237	0.05%	$22,313	$589	$21,724
Savings	5,540,695	2,421	0.04%	5,364,498	2,021	0.04%	400	400	—
Money market	32,252,931	172,317	0.53%	34,307,244	55,463	0.16%	116,854	(3,108)	119,962
CDs	4,586,444	101,246	2.21%	3,005,113	23,382	0.78%	77,864	17,364	60,500
TOTAL INTEREST-BEARING DEPOSITS	56,480,167	304,534	0.54%	55,717,620	87,103	0.16%	217,431	15,245	202,186
BORROWED FUNDS:
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	51,616,756	720,800	1.40%	1,089,300	415	0.04%	720,385	415,662	304,723
Federal funds purchased and securities sold under agreements to repurchase, netting	(34,648,164)			—
Federal funds purchased and securities sold under agreements to repurchase, net	16,968,592			1,089,300
Trading Liabilities	2,741,436	64,686	2.36%	5,583	940	16.84%	63,746	63,861	(115)
FHLB advances	2,280,164	67,429	2.96%	779,732	4,195	0.54%	63,234	18,995	44,239
Other borrowings	40,110,159	1,089,281	2.72%	42,848,623	1,010,755	2.36%	78,526	(56,625)	135,151
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	62,100,351	1,942,196	3.13%	44,723,238	1,016,305	2.27%	925,891	441,893	483,998
TOTAL INTEREST-BEARING FUNDING LIABILITIES	118,580,518	2,246,730	1.89%	100,440,858	1,103,408	1.10%	1,143,322	457,138	686,184
Noninterest-bearing liabilities(5)	29,767,040			28,215,058
TOTAL LIABILITIES	148,347,558			128,655,916
Mezzanine equity	13,699			—
STOCKHOLDER’S EQUITY	21,345,060			23,163,377
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$169,706,317			$151,819,293
NET INTEREST SPREAD (6)			3.99%			4.69%
NET INTEREST MARGIN (7)			4.31%			4.91%
NET INTEREST INCOME		$6,174,463			$6,189,521
(1)- (7) Refer to corresponding notes above.

NET INTEREST INCOME

Net interest income decreased $299.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The most significant factors contributing to this change were as follows:

•Interest income on loans increased $1.2 billion for the year ended December 31, 2023 compared to the corresponding period in 2022. This change is attributed to an increase in average loan volume of $301.8 million and an increase in average rates of $940.8 million.
•Interest income on interest-earning deposits increased $550.2 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This change is attributed to a decrease in average interest-bearing deposits volume of $3.8 million and an increase in average rates of $554.0 million. This change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $1.7 billion for the year ended December 31, 2023, compared to the corresponding period in 2022. This change is attributed to an increase in average rates of $1.8 billion.
•Interest income on investment securities increased $407.7 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This change is attributed to an increase in average investment securities volume of $118.4 million and an increase in average rates of $289.3 million. The change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $1.2 billion for the year ended December 31, 2023, compared to the corresponding period in 2022. This change is attributed to an increase in average interest-bearing deposit volume of $432.5 million and an increase in average rates of $807.2 million. The increase in average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $3.0 billion for the year ended December 31, 2023 compared to the corresponding period in 2022. This change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $214.0 million and an increase in average rates of $2.8 billion.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $2.2 billion for the year ended December 31, 2023, compared to a credit loss expense of $2.0 billion for the corresponding period in 2022. The credit loss expense during the year ended December 31, 2023 was mainly due to RICs and personal unsecured loans charge-offs which continue to normalize and an increase in the ACL driven by the deterioration in the personal unsecured lending portfolio and the CRE portfolio, mainly office.

Credit loss expense on commercial loans increased $70.1 million for the year ended December 31, 2023, compared to the corresponding period in 2022, primarily driven by deterioration in the CRE portfolio and other factors such as high interest rates and persistent inflation.

Credit loss expense on consumer loans increased $143.8 million for the year ended December 31, 2023, compared to the corresponding period in 2022, primarily driven by an increase in RIC and personal unsecured charge-offs, and deterioration in personal unsecured lending portfolios. Net charge-offs on the consumer loan portfolios increased $420.2 million for the year ended December 31, 2023, compared to the corresponding period in 2022, as current year activity reflects normalization in credit performance as delinquencies have started to return to pre-COVID-19 pandemic levels and repossession activity increased compared to 2022. In addition, there has been an increase in net charge-offs in the personal unsecured loan portfolio because of high borrowing costs and persistent inflation.

The credit loss expense on unfunded credit losses for the year ended December 31, 2023 increased $6.3 million compared to the corresponding period in 2022.

NON-INTEREST INCOME

	Year ended December 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Consumer fees	$220,137	$252,142	$(32,005)	(12.7)%
Commercial fees	129,220	147,306	(18,086)	(12.3)%
Lease income	2,462,990	2,650,668	(187,678)	(7.1)%
Capital market revenue	195,808	179,843	15,965	8.9%
Miscellaneous income, net	311,655	480,762	(169,107)	(35.2)%
Net gains recognized in earnings	145,039	18,542	126,497	682.2%
Total non-interest income	$3,464,849	$3,729,263	$(264,414)	(7.1)%
Total non-interest income decreased $264.4 million for the year ended December 31, 2023 compared to the corresponding periods in 2022. This change was primarily due to:

•a decrease in Lease income of 187.7 million for the year ended December 31, 2023 compared to the corresponding period in 2022, primarily due to less active leased vehicle units;
•an increase in Net gains recognized in earnings of $126.5 million for year ended December 31, 2023 compared to the corresponding period in 2022, primarily due to an increase from trading securities gains and gains on the sale of AFS securities during 2023.
•a decrease in Miscellaneous income, net of $169.1 million for the year ended December 31, 2023 compared to the corresponding period in 2022, discussed further below.

Miscellaneous income

	Year ended December 31,		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$16,369	$27,134	$(10,765)	(39.7)%
BOLI	68,479	61,151	7,328	12.0%
Net gain on sale of operating leases	66,313	84,774	(18,461)	(21.8)%
Asset and wealth management fees	245,403	252,900	(7,497)	(3.0)%
Gain/(Loss) on sale of non-mortgage loans	(69,307)	(19,687)	(49,620)	(252.0)%
Other miscellaneous income / (loss), net	(15,602)	74,490	(90,092)	(120.9)%
Total miscellaneous income	$311,655	$480,762	$(169,107)	(35.2)%

Miscellaneous income decreased $169.1 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This decrease was primarily due to decreases in Mortgage banking income, net due to the decision to stop mortgage originations, Net gain on sale of operating leases due to a reduction of the lease portfolio, and elevated customer/dealer purchase rate at the end of lease life, and Other miscellaneous income / (loss), net due to a decrease in securitization transactions.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Years Ended December 31		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Compensation and benefits	$2,065,108	$2,001,243	$63,865	3.2%
Occupancy and equipment expenses	667,205	653,820	13,385	2.0%
Technology, outside services, and marketing expense	729,208	656,038	73,170	11.2%
Loan expense	356,480	287,419	69,061	24.0%
Lease expense	1,925,279	2,036,715	(111,436)	(5.5)%
Other expenses	583,723	501,544	82,179	16.4%
Total general, administrative and other expenses	$6,327,003	$6,136,779	$190,224	3.1%

Total general, administrative and other expenses increased $190.2 million for the year ended December 31, 2023 compared to the corresponding period in 2022. The most significant contributing factors to this increase were as follows:

•Technology, outside services, and marketing expense increased $73.2 million for the year ended December 31, 2023 compared to the corresponding period in 2022 due to higher technology vendor expense, corporate function projects, and higher IT staff costs.
•Loan expense increased $69.1 million for the year ended December 31, 2023 compared to the corresponding period in 2022 due to increasing auto loan servicing costs.
•Other expenses increased $82.2 million for the year ended December 31, 2023, compared to the corresponding period in 2022 due to the FDIC special assessment recorded in the fourth quarter and an increase in legal fees.

INCOME TAX PROVISION

Income tax benefit of $146.1 million was recorded for the year ended December 31, 2023 compared to an income tax expense of $343.1 million for the corresponding period in 2022. This resulted in an ETR of (18.6)% for the year ended December 31, 2023 compared to 19.6% for the corresponding period in 2022.

The income tax benefit recorded (and related ETR) for the year ended December 31, 2023 was directly impacted by (i) a decrease in 2023 full-year forecasted pre-tax income and (ii) a significant increase in forecasted electric vehicle tax credits expected to be generated in the fourth quarter of 2023 related to new preferred lease and lending agreements entered into with several auto OEMs after August 2023.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Years Ended December 31,	2023			2022			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$3,656,625	$1,611,634	$5,268,259	$4,041,002	$1,403,930	$5,444,932	$(176,673)	(3.2)%
Total non-interest income	2,480,455	259,679	$2,740,134	2,778,835	300,316	$3,079,151	$(339,017)	(11.0)%
Credit loss expense / (benefit)	1,798,268	301,884	$2,100,152	1,730,062	216,600	$1,946,662	$153,490	7.9%
Total expenses	3,271,352	1,460,244	$4,731,596	3,291,610	1,523,939	$4,815,549	$(83,953)	(1.7)%
Income/(loss) before income taxes	1,067,460	109,185	$1,176,645	1,798,165	(36,293)	$1,761,872	$(585,227)	(33.2)%
Total assets	61,712,245	12,085,567	$73,797,812	62,645,083	13,107,982	$75,753,065	$(1,955,253)	(2.6)%

The Company reported total income before income taxes related to its Consumer activities of $1.2 billion for the year ended December 31, 2023 compared to income before income taxes of $1.8 billion for the corresponding period in 2022. The most significant drivers of this change were:

•Net interest income decreased $176.7 million for the year ended December 31, 2023 compared to the corresponding period of 2022, comprised of a decrease in Auto of $384.4 million due to higher interest expense on borrowings, partially offset by higher loan volume and slightly higher yields on new originations, offset by an increase in CBB of $207.7 million primarily driven by mix shift to high interest-bearing products through high-rate campaigns and favorable FTP impacts.
•Total non-interest income decreased $339.0 million for the year ended December 31, 2023 compared to the corresponding period of 2022, primarily due to Auto, which decreased $298.4 million. This change was primarily due to a reduction of the lease portfolio and higher customer/dealer purchases resulting in lower residual auction gain.
•Credit loss expense increased $153.5 million for the year ended December 31, 2023 compared to the corresponding period in 2022, comprised of an increase in CBB of $85.3 million driven by normalizing net charge-offs in the unsecured portfolios post-COVID and an increase in $68.2 million in Auto also driven by normalizing net-charge-offs.

Commercial Activities

Commercial activities consist of the Company's C&I reportable segment and CRE reportable segment.

Years Ended December 31,	2023			2022			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$325,667	$444,467	$770,134	$311,808	$357,676	$669,484	$100,650	15.0%
Total non-interest income	55,579	24,774	$80,353	63,124	36,396	$99,520	$(19,167)	(19.3)%
Credit loss expense / (benefit)	(23,299)	176,183	$152,884	47,820	7,321	$55,141	$97,743	177.3%
Total expenses	256,858	133,731	$390,589	258,014	132,454	$390,468	$121	—%
Income/(loss) before income taxes	147,687	159,327	$307,014	69,098	254,297	$323,395	$(16,381)	(5.1)%
Total assets	4,994,784	23,787,283	$28,782,067	6,345,307	20,546,103	$26,891,410	$1,890,657	7.0%

The Company reported total income before income taxes related to its Commercial activities of $307.0 million for the year ended December 31, 2023 compared to income before income taxes of $323.4 million for the corresponding period in 2022. The most significant drivers of this change were:

•Net interest income increased $100.7 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This was primarily related to CRE, which increased $86.8 million due to favorable loan volumes and favorable deposit spreads due to rising FTP rates.
•Credit loss expense in CRE increased $168.9 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This increase was driven by higher net charge-offs in the CRE office portfolio and related increases in the ACL.
•Credit loss expense in C&I decreased $71.1 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This decrease was largely due to lower charge offs, a large single recovery, and a net reserve release.
•Total assets in CRE increased $3.2 billion for the year ended December 31, 2023 compared to the corresponding period of 2022. This increase was driven by our strategy to grow our higher-return financing projects as part by our national expansion initiative in the Multifamily business. Along with higher originations, we have also seen much lower prepayments since rates began to rise in the first half of 2022.
•Total assets in C&I decreased $1.4 billion for the year ended December 31, 2023 compared to the corresponding period of 2022. This decrease was driven by capital planning strategies.

CIB

	Years Ended December 31		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$201,501	$178,435	$23,066	12.9%
Total non-interest income	365,340	245,967	119,373	48.5%
Credit loss expense / (benefit)	(20,666)	19,652	(40,318)	(205.2)%
Total expenses	622,808	459,153	163,655	35.6%
Income / (Loss) before income taxes	(35,301)	(54,403)	19,102	35.1%
Total assets	26,416,104	30,478,602	(4,062,498)	(13.3)%

CIB reported a loss before income taxes of $35.3 million for the year ended December 31, 2023 compared to a loss before income taxes of $54.4 million for the corresponding period in 2022. Factors contributing to this change were:

•Total non-interest income increased $119.4 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This increase was due to increased gains on trading activity.
•Credit loss expense decreased $40.3 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This decrease was mainly due to specific reserve releases attributed to lower CIB loan balances.
•Total expenses increased $163.7 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This increase was primarily driven by the additional operating costs of SanCap and onboarding new hires.
•Total assets decreased $4.1 billion for the year ended December 31, 2023 compared to the corresponding period in 2022. This decrease was primarily driven by reduction of loan volume at SBNA.

Wealth Management

	Years Ended December 31		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$273,249	$177,627	$95,622	53.8%
Total non-interest income	248,669	258,939	(10,270)	(4.0)%
Credit loss expense / (benefit)	205	—	205	100%
Total expenses	279,425	244,862	34,563	14.1%
Income / (Loss) before income taxes	242,288	191,704	50,584	26.4%
Total assets	7,576,807	7,854,953	(278,146)	(3.5)%

Wealth Management reported income before income taxes of $242.3 million for the year ended December 31, 2023, compared to income before income taxes of $191.7 million for the corresponding period in 2022. The primary factors contributing to this change were:

•Net interest income increased $95.6 million for the year ended December 31, 2023 compared to the corresponding period in 2022. These increases were primarily driven by the increase in interest rates driving higher yields.
•Total expenses increased $34.6 million for the year ended December 31, 2023 compared to the corresponding period in 2022. This increase was primarily driven by increased headcount, travel and marketing, higher consultancy, and head office expenses.

Other

	Years Ended December 31		YTD Change
(dollars in thousands)	2023	2022	Dollar increase/(decrease)	Percentage
Net interest income	$(637,795)	$(296,015)	$(341,780)	(115.5)%
Total non-interest income	30,353	45,686	(15,333)	(33.6)%
Credit loss expense / (benefit)	(6,137)	(2,638)	(3,499)	(132.6)%
Total expenses	302,585	226,747	75,838	33.4%
Income / (Loss) before income taxes	(903,890)	(474,438)	(429,452)	(90.5)%
Total assets	28,399,785	27,216,290	1,183,495	4.3%

The Other category reported a loss before income taxes of $903.9 million for the year ended December 31, 2023, compared to a loss before income taxes of $474.4 million for the corresponding period in 2022. The primary factors contributing to this change were:

•Net interest income decreased $341.8 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This decline was mainly due to increased cost of funding for FHLB and brokered deposits.
•Total expenses increased $75.8 million for the year ended December 31, 2023 compared to the corresponding period of 2022. This increase was a result of transformation initiatives underway at the Bank.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,747,544	9.4%	$7,971,299	8.2%	$7,227,003	7.8%	$7,327,853	8.0%	$8,468,023	9.1%
C&I	11,181,962	12.0%	14,811,074	15.2%	14,710,864	16.0%	16,537,899	17.9%	16,534,694	17.8%
Multifamily	10,548,905	11.3%	9,629,423	9.9%	7,547,382	8.2%	8,367,147	9.1%	8,641,204	9.3%
Other commercial	7,476,113	8.0%	7,982,107	8.2%	8,170,031	8.9%	7,455,504	8.1%	7,390,795	8.2%
Total commercial loans (1)	37,954,524	40.7%	40,393,903	41.5%	37,655,280	40.9%	39,688,403	43.1%	41,034,716	44.4%
Consumer loans secured by real estate:
Residential mortgages	4,816,218	5.2%	5,202,862	5.3%	5,598,560	6.1%	6,590,168	7.2%	8,835,702	9.5%
Home equity loans and lines of credit	2,448,454	2.6%	3,002,804	3.1%	3,487,234	3.8%	4,108,505	4.5%	4,770,344	5.1%
Total consumer loans secured by real estate	7,264,672	7.8%	8,205,666	8.4%	9,085,794	9.9%	10,698,673	11.7%	13,606,046	14.6%
Consumer loans not secured by real estate:
RICs and auto loans	43,705,359	47.0%	44,577,186	45.8%	43,183,098	46.9%	40,698,642	44.1%	36,456,747	39.3%
Personal unsecured loans	4,062,700	4.4%	4,068,848	4.2%	2,009,654	2.2%	824,430	0.9%	1,291,547	1.4%
Other consumer	59,954	0.1%	92,726	0.1%	141,986	0.1%	223,034	0.2%	316,384	0.3%
Total consumer loans	55,092,685	59.3%	56,944,426	58.5%	54,420,532	59.1%	52,444,779	56.9%	51,670,724	55.6%
Total LHFI	$93,047,209	100.0%	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%
Total LHFI with:
Fixed	$65,960,370	70.9%	$67,693,444	69.5%	$64,774,941	70.3%	$64,036,154	69.5%	$61,775,942	66.6%
Variable	27,086,839	29.1%	29,644,885	30.5%	27,300,871	29.7%	28,097,028	30.5%	30,929,498	33.4%
Total LHFI	$93,047,209	100.0%	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%	$92,705,440	100.0%
(1) As of December 31, 2023, the Company had $452.2 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Loans by Maturity and Interest Rate Sensitivity

	At December 31, 2023, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$93,381	$186,201	$163,789	$6,558	$449,929
C&I	196,377	754,972	430,822	7,596	1,389,767
Multifamily loans	522,463	3,837,582	3,189,149	—	7,549,194
Other commercial	1,573,166	2,233,364	1,075,085	—	4,881,615
Total Commercial	$2,385,387	$7,012,119	$4,858,845	$14,154	$14,270,505
Residential mortgages	619	32,247	575,386	3,580,692	4,188,944
Home equity loans and lines of credit	12,575	7,515	40,587	41,138	101,815
RICs and auto loans	570,567	26,360,447	16,774,306	39	43,705,359
Personal unsecured loans	89,648	3,221,200	342,409	—	3,653,257
Other consumer	11,453	40,089	4,727	3,685	59,954
Total Fixed Rates	$3,070,249	$36,673,617	$22,596,260	$3,639,708	$65,979,834
Variable Rates:
CRE loans	$2,977,153	$4,770,026	$436,288	$114,148	$8,297,615
C&I	1,764,990	7,833,442	299,945	25,209	9,923,586
Multifamily loans	741,867	1,393,944	871,356	1,808	3,008,975
Other commercial	2,374,843	219,655	—	—	2,594,498
Total Commercial	$7,858,853	$14,217,067	$1,607,589	$141,165	$23,824,674
Residential mortgages	275	4,206	120,436	521,820	646,737
Home equity loans and lines of credit	782	1,830	591,451	1,752,576	2,346,639
Personal unsecured loans	2,888	158,842	246,607	1,106	409,443
Other consumer	—	—	—	—	—
Total Variable Rates	$7,862,798	$14,381,945	$2,566,083	$2,416,667	$27,227,493
Total	$10,933,047	$51,055,562	$25,162,343	$6,056,375	$93,207,327

Commercial

Commercial loans decreased approximately $2.4 billion, or 6.0% from December 31, 2022 to December 31, 2023. This decrease was primarily attributed to a decrease in C&I loans of $3.6 billion, offset by an increase in Multifamily loans of $919.5 million and an increase in CRE loans of $776.2 million. During the period ended December 31, 2023, the Company sold approximately $0.3 billion of Commercial auto loans to a third party with servicing retained, resulting in an immaterial loss recorded in non-interest income.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $941.0 million from December 31, 2022 to December 31, 2023. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $871.8 million from December 31, 2022 to December 31, 2023. During the fourth quarter of 2023, the Company completed the sale of a portfolio of approximately $956.7 million of RICs and auto loans with servicing retained. There was no material gain or loss on the sale of the loans. In addition, during the fourth quarter of 2023, the Company transferred its financial interests in an on-balance sheet Trust to a third party and to a newly formed off balance sheet Trust. This resulted in deconsolidation of the previously consolidated Trust, and the transfer of approximately $347.4 million in loans to the off-balance sheet Trust. Assets of both Trusts continue to be serviced by the Company.

RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

As of December 31, 2023, 58.6% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.1% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $38.9 million from December 31, 2022 to December 31, 2023. This decrease was primarily attributable to run-off in the RV Marine portfolio.

At December 31, 2023, the CRE and multifamily portfolios included the following:

	As of December 31, 2023
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,747,544	45.3%
Multifamily loans (1)	$10,548,905	54.7%
Total CRE and multifamily loans	$19,296,449	100.0%
CRE loans by type
Multifamily construction	$2,972,785	15.4%
Office	$1,876,973	9.7%
Retail	$1,192,121	6.2%
Industrial	$1,538,040	8.0%
Other	$1,167,625	6.1%
Total	$8,747,544
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 70% of the total CRE and multifamily portfolio and 15% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 9.7% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 6.2% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Years Ended		Change
(dollars in thousands)	December 31, 2023	December 31, 2022	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$267,537	$62,093	$205,444	330.9%
C&I	143,504	94,299	49,205	52.2%
Multifamily	97,228	18,476	78,752	426.2%
Other commercial	5,621	5,180	441	8.5%
Total commercial loans	513,890	180,048	333,842	185.4%

Consumer loans secured by real estate:
Residential mortgages	52,718	75,666	(22,948)	(30.3)%
Home equity loans and lines of credit	86,332	82,664	3,668	4.4%
Consumer loans not secured by real estate:
RICs and auto loans	2,194,509	1,986,748	207,761	10.5%
Personal unsecured loans	21,267	10,397	10,870	104.5%
Other consumer	15,733	5,332	10,401	195.1%
Total consumer loans	2,370,559	2,160,807	209,752	9.7%
Total non-accrual loans	2,884,449	2,340,855	543,594	23.2%

OREO	24,246	4,437	19,809	446.5%
Repossessed vehicles	265,368	229,531	35,837	15.6%
Other repossessed assets	1,666	1,128	538	47.7%
Total OREO and other repossessed assets	291,280	235,096	56,184	23.9%
Total non-performing assets	$3,175,729	$2,575,951	$599,778	23.3%

Past due 90 days or more as to interest or principal and accruing interest	$7,947	$3,719	$4,228	113.7%
Non-performing assets as a percentage of total assets	1.9%	1.5%	n/a	n/a

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
ACL to total loan outstanding	7.5%	7.0%	7.1%
ACL	$6,992,815	$6,865,581	$6,565,504
Total loans outstanding	93,207,327	97,437,884	92,330,835
NPL to total loans outstanding	3.1%	2.4%	2.1%
NPL	$2,884,449	$2,340,855	$1,897,566
Total loans outstanding	93,207,327	97,437,884	92,330,835
ACL to NPL	242.4%	293.3%	346.0%
ACL	$6,992,815	$6,865,581	$6,565,504
NPL	2,884,449	2,340,855	1,897,566
Net Charge-offs during the period to average loans outstanding:
Commercial	0.2%	0.2%	0.2%
Net charge-offs / (recoveries) during the period (1)	$91,924	$76,469	$68,949
Average amount outstanding	40,904,656	38,288,899	38,771,427
Consumer	3.6%	2.94%	1.19%
Net charge-offs / (recoveries) during the period (1)	$2,062,520	$1,642,271	$643,146
Average amount outstanding	56,837,616	55,886,419	54,066,174
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from December 31, 2022 to December 31, 2023. The increase in net charge-offs was primarily due to deterioration in the CRE portfolio (mainly office) and other factors such as high interest rates and persistent inflation. Consumer net charge-offs during the period to average loans increased from December 31, 2022 to December 31, 2023. This increase was primarily due to current year activity in RICs reflecting normalization in credit performance as delinquencies have returned to pre-COVID-19 pandemic levels and repossession activity increased compared to 2022. In addition, there has been an increase in net charge-offs in personal unsecured loans portfolio because of high borrowing costs and persistent inflation.

Commercial

Commercial NPLs increased $333.8 million from December 31, 2022 to December 31, 2023. Commercial NPLs accounted for 1.35% of commercial LHFI at December 31, 2023. The change in commercial NPLs was primarily comprised of an increase of $78.8 million in the multifamily portfolio, an increase of $205.4 million in the CRE portfolio and an increase of $49.2 million in the C&I portfolio. Increases in these portfolios are primarily driven by higher interest rates, persistent inflation, and deteriorated macroeconomic outlook.

Consumer Loans Secured by Real Estate

NPLs in the residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $67.1 million or 48.3% of non-performing consumer loans secured by real estate at December 31, 2023, compared to $75.2 million, or 47.5%, of consumer loans secured by real estate at December 31, 2022.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $207.8 million from December 31, 2022 to December 31, 2023. Non-performing RICs and auto loans accounted for 5.0% and 4.5% of total RICs and auto loans at December 31, 2023 and December 31, 2022, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio increased by $10.9 million from December 31, 2022 to December 31, 2023. Non-performing personal unsecured loans accounted for 0.5% and 0.3% of total personal unsecured loans at December 31, 2023 and December 31, 2022, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $201.2 million and $111.2 million at December 31, 2023 and December 31, 2022, respectively. Early stage delinquency consumer loans amounted to $5.6 billion and $4.7 billion at December 31, 2023 and December 31, 2022, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $1.3 billion from December 31, 2022 to December 31, 2023. The main driver of this is the increase in past due auto loans in early stages of delinquency due to a return to normal seasonality as well as pressure from inflation.

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

Modified loans are generally placed on nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, modified loans may return to accrual status after a sustained period of repayment performance, as long as the Company believes the principal and interest of the restructured loan will be paid in full. RIC modifications are placed on nonaccrual status when the Company believes repayment under the revised terms is not reasonably assured and, at the latest, when the account becomes more than 60 DPD. RIC modifications are considered for return to accrual when the account becomes 60 days or less past due. To the extent the modified loan is determined to be collateral-dependent, and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the modified loan is determined to be collateral-dependent, and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

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

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality and is affected by borrower-specific and economy-wide factors such as changes in unemployment, GDP, HPI, CRE price index, used vehicle index, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
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

ACL

The Company's ACL was $7.0 billion at December 31, 2023, an increase of $127.2 million from December 31, 2022. The increase in the ACL was primarily driven by a deterioration in the personal unsecured lending and CRE (mainly office) portfolios, partially offset by improvement in the macroeconomic outlook for certain macro variables such as the unemployment rate and used vehicle price index. The ACL for the consumer segment increased by $94.5 million, and the ACL for the commercial segment increased $32.7 million for the period ended December 31, 2023 compared to the period ended December 31, 2022. Refer to the rollforward of the ACL in Note 3 to the Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $85.6 million at December 31, 2022 to $60.8 million at December 31, 2023.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,336,467	$3,879,518
FNMA and FHLMC securities	2,038,307	2,276,192
Beneficial interest in Structured LLC	1,122,510	—
Other securities (1)	542,253	874,509
Total investment securities AFS	7,039,537	7,030,219
Investment securities HTM:
U.S. government agencies	7,625,337	8,009,802
FNMA and FHLMC securities	1,414,367	1,539,416
Total investment securities HTM	9,039,704	9,549,218
Trading securities	7,967,875	5,864,324
Other investments	1,353,278	1,116,161
Total investment portfolio	$25,400,394	$23,559,922
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	December 31, 2023	December 31, 2022	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$25,409	$218,439	$(193,030)	(88.4)%
Corporate debt securities	31,590	370,491	(338,901)	(91.5)%
ABS	510,663	504,018	6,645	1.3%
Beneficial interest in Structured LLC	1,122,510	—	$1,122,510	100.0%
MBS:
GNMA - Residential	2,792,844	3,081,022	(288,178)	(9.4)%
GNMA - Commercial	518,214	580,057	(61,843)	(10.7)%
FHLMC and FNMA - Residential	1,949,419	2,180,201	(230,782)	(10.6)%
FHLMC and FNMA - Commercial	88,888	95,991	(7,103)	(7.4)%
Total investments in debt securities AFS	$7,039,537	$7,030,219	$9,318	0.1%
The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the weighted average yield by maturity for the Company's HTM debt securities portfolio.

	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total
U.S Treasuries	—%	—%	—%	—%
Corporate debt securities	—%	—%	—%	—%
ABS	1.84%	7.66%	—%	2.30%
MBS:
GNMA - Residential	—%	2.04%	2.41%	2.41%
GNMA - Commercial	—%	—%	2.29%	2.29%
FHLMC and FNMA - Residential	—%	—%	2.58%	2.58%
FHLMC and FNMA - Commercial	—%	—%	—%	—%
Total weighted average yield	1.84%	3.94%	2.38%	2.38%

The unrealized gain / (loss) position of the AFS investment portfolio

(in thousands)	December 31, 2023	December 31, 2022	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(886,414)	$(884,941)	$(1,473)	0.2%
Total unrealized gain	61	328	(267)	(81.4)%
Total unrealized gain/(loss) position	$(886,353)	$(884,613)	$(1,740)	0.2%

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2023 was approximately 7.32 years. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2023 was approximately 5.76 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 348 investment securities classified as HTM as of December 31, 2023.The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2023:

	December 31, 2023
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,754,211	$1,541,096
FHLMC	2,082,535	1,798,108
GNMA (1)	11,443,118	9,543,346
Total	$15,279,864	$12,882,550
(1) Includes U.S. government agency MBS.

GOODWILL

At December 31, 2023, goodwill totaled $2.8 billion and represented 1.7% of total assets and 17.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods and noted no impairment.

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

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.4x	1.0x	1.0x	1.2x	1.2x
Discount Rate	12.6%	13.5%	12.4%	13.7%	12.3%

Under the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded its carrying value by 10% or more, except for CRE, which was approximately 5%.

Based on its goodwill impairment analysis performed as of October 1, 2023, the Company concluded that there was no impairment necessary for the CRE reporting unit (which is comprised of approximately 70% of multi-family loans and multifamily construction loans and 30% of other CRE loans). The valuation considered multiple financial planning scenarios, representing different market recovery profiles. The goodwill allocated to this reporting unit has become more sensitive to an impairment as the valuation is highly correlated to loan re-pricing as a result of the higher interest rate environment and occupancy rates of other CRE assets. If the reporting unit’s operating environment continues to decline in the foreseeable future, there is an increased risk of an impairment.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Company utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. In addition, The Company has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2023 were $44.1 billion, compared to $43.6 billion at December 31, 2022. Total borrowings increased $555.8 million, primarily due to increases in FHLB advances and issuances of credit-linked notes, offset by a decrease in private securitizations. Refer to Note 10 to the Consolidated Financial Statements for the detail of Borrowings and other debt obligations.

(Dollars in thousands)	Year ended December 31,
Parent Company & other subsidiary borrowings and other debt obligations	2023	2022

Parent Company senior notes and short-term borrowings:
Balance	$10,249,393	$8,245,892
Weighted average interest rate at year-end	4.76%	3.86%
Maximum amount outstanding at any month-end during the year	$10,249,392	$10,119,149
Average amount outstanding during the year	$9,415,212	$9,374,860
Weighted average interest rate during the year	4.50%	3.61%
Parent Company and Subsidiary subordinated notes:
Balance	$1,000,000	$1,000,000
Weighted average interest rate at year-end	5.03%	5.03%
Maximum amount outstanding at any month-end during the year	$1,000,000	$1,000,000
Average amount outstanding during the year	$1,000,000	$513,701
Weighted average interest rate during the year	5.03%	2.98%
Subsidiary short-term and overnight borrowings:
Balance	$427,531	$234,581
Weighted average interest rate at year-end	4.66%	3.05%
Maximum amount outstanding at any month-end during the year	$427,531	$234,581
Average amount outstanding during the year	$106,883	$60,435
Weighted average interest rate during the year	7.73%	1.52%

(Dollars in thousands)	Year ended December 31,
	2023	2022

FHLB advances:
Balance	$6,584,791	$4,000,000
Weighted average interest rate at year-end	5.04%	4.65%
Maximum amount outstanding at any month-end during the year	$9,571,742	$6,750,000
Average amount outstanding during the year	$7,161,272	$2,280,137
Weighted average interest rate during the year	5.04%	2.96%
Credit linked notes:
Balance	$1,153,598	$1,269,101
Weighted average interest rate at year-end	8.95%	7.20%
Maximum amount outstanding at any month-end during the year	$1,153,598	$1,269,101
Average amount outstanding during the year	$1,768,301	$588,537
Weighted average interest rate during the year	8.16%	5.76%
Term loans:
Balance	$2,000,000	$0
Weighted average interest rate at year-end	6.98%	—%
Maximum amount outstanding at any month-end during the year	$2,000,000	$0
Average amount outstanding during the year	$2,000,000	$0
Weighted average interest rate during the year	6.98%	—%
Revolving credit facilities:
Balance	$3,618,378	$3,953,800
Weighted average interest rate at year-end	6.93%	5.88%
Maximum amount outstanding at any month-end during the year	$4,720,878	$3,953,800
Average amount outstanding during the year	$3,618,136	$1,768,566
Weighted average interest rate during the year	6.62%	6.68%
Public securitizations:
Balance	$15,624,345	$20,238,243
Weighted average interest rate range at year-end	0.48% - 7.69%	0.48% - 5.72%
Maximum amount outstanding at any month-end during the year	$21,430,884	$23,244,911
Average amount outstanding during the year	$18,214,056	$22,363,176
Weighted average interest rate during the year	3.06%	1.93%
Privately issued amortizing notes:
Balance	$3,486,015	$4,646,656
Weighted average interest rate range at year-end	2.17%-6.73%	1.28% - 4.53%
Maximum amount outstanding at any month-end during the year	$5,538,706	$4,877,131
Average amount outstanding during the year	$4,424,014	$3,177,040
Weighted average interest rate during the year	6.59%	3.12%
Total of all borrowings and debt obligations	$44,144,051	$43,588,273

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a deferred tax asset balance of $234.3 million and a deferred tax liability balance of $84.2 million with respect to jurisdictional netting), compared to a net deferred tax liability balance of $167.4 million at December 31, 2022 (consisting of a deferred tax asset balance of $221.6 million and a deferred tax liability balance of $389.0 million. Refer to Note 17 to the Consolidated Financial Statements for further discussion of the change in deferred tax balances.

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2023 and 2022, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2023 and 2022, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at December 31, 2023:

	SHUSA

	December 31, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.37%	6.50%	4.50%
Tier 1 capital ratio	14.32%	8.00%	6.00%
Total capital ratio	16.41%	10.00%	8.00%
Leverage ratio	9.82%	5.00%	4.00%

	SBNA

	December 31, 2023	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	15.96%	6.50%	4.50%
Tier 1 capital ratio	15.96%	8.00%	6.00%
Total capital ratio	17.22%	10.00%	8.00%
Leverage ratio	11.55%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2022, the Company had $2.5 billion of notional in fair value hedges which increased to $6.7 billion at December 31, 2023. Refer to the notional and fair value of these hedging instruments in Note 14 to these Condensed Consolidated Financial Statements.

DEPOSITS

The Company reported deposits of $77.1 billion and $79.1 billion at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023, SBNA had $74.5 billion of U.S.-based deposits, including $3.1 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $26.3 billion and $27.9 billion at December 31, 2023 and December 31, 2022, respectively, and represented approximately 35% of all U.S. deposits at both December 31, 2023 and December 31, 2022.

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

The following shows the Company's deposits by business as of December 31, 2023:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$39,061,844	$9,697,371	$3,239,960	$3,065,158	$6,503,896	$61,568,229
Non-interest-bearing demand deposits	9,143,624	3,518,079	81,962	2,623,606	137,676	15,504,947
Total deposits (1)	$48,205,468	$13,215,450	$3,321,922	$5,688,764	$6,641,572	$77,073,176
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the fourth quarter of 2023, deposits remained stable across our consumer and commercial businesses with changes to overall deposit balances being primarily driven by strategic deposits in CIB.

The portion of U.S. time deposits in excess of insurance limits(1) were as follows:

(in thousands)	December 31, 2023
Time deposits otherwise uninsured with a maturity of:
3 months or less	$755,807
Over 3 months through 6 months	321,517
Over 6 months through 12 months	400,690
Over 12 months	210,485
Total U.S time deposits in excess of insurance limit	$1,688,499
(1) Uninsured deposits calculated in accordance with applicable FDIC regulations.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, SBNA enhanced monitoring of its liquidity position since the recent financial system market disruption that began in March 2023 and the ensuing market volatility. Additionally, SBNA continues to optimize contingent sources of liquidity. Some of these actions include the pledge of additional loans to the FRB discount window, the transfer of securities from the discount window to the BTFP and the transfer of loans from the discount window to the FHLB in order to receive more favorable haircuts. Overall, the available capacity from the FRB and FHLB remained stable throughout 2023.

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

During the year ended December 31, 2023, the Company's subsidiaries completed on-balance sheet funding transactions totaling approximately $8.9 billion, including:

•securitizations on SC's SDART platform for approximately $5.8 billion
•securitizations on SC's SCARF platform for approximately $2.1 billion
•lease securitizations on SBNA's SBALT platform for approximately $1.0 billion

In addition, during the year ended December 31, 2023, the Company's subsidiaries issued $131.6 million of credit-linked notes due February 2052, $115.5 million of credit-linked notes due June 2033, and $207.8 million of credit-linked notes due December 2033. The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. For information regarding the Company's and its subsidiaries' debt, see Note 10 to the Consolidated Financial Statements.

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA and its subsidiaries CIB business activities. At December 31, 2023, SHUSA had $4.0 billion in available liquidity, of which it had drawn zero.

Intercompany Borrowings with SHUSA affiliates

SanCap has a revolving subordinated loan agreement with SHUSA to provide additional capital to SanCap for its capital markets program. Given additional liquidity needs from the program that includes billing and delivery services for debt and equity issuances, the subordinated line with SanCap is $750.0 million, with an additional liquidity line of $6.0 billion. At December 31, 2023, there were no outstanding balances on the subordinated loan or the liquidity line. In addition, SanCap has entered into a loan agreement with SHUSA to provide an additional liquidity buffer, and has operating lines with SHUSA totaling $211.5 million of which $63.5 million was outstanding at December 31, 2023

During the third quarter, the Bank entered into a loan agreement with the Company to borrow $500.0 million at a fixed rate of 6.98% maturing in September 2026. This loan eliminates in consolidation.

The Company provides SC with $1.0 billion of committed revolving credit and $2.5 billion of contingent liquidity that can be drawn on an unsecured basis. The Company also provides SC with $4.3 billion of term financing with maturities ranging from July 2024 to April 2028. These loans eliminate in the consolidation of SHUSA.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	December 31, 2023			September 30, 2023
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$10,101,462			$8,312,372
Liquidity from released government deposit collateral (1)	3,241,729	—	3,241,729	2,989,973	—	2,989,973
Liquidity from unencumbered securities	2,856,561	—	2,856,561	812,426	—	812,426
FHLB	13,435,777	$6,624,791	6,810,986	15,713,286	7,057,702	8,655,584
FRB:
Discount window	9,085,296	—	9,085,296	9,164,841	—	9,164,841
BTFP	7,302,070	—	7,302,070	7,402,356	—	7,402,356
Total FRB	$16,387,366	—	$16,387,366	$16,567,197	—	$16,567,197
Total available liquidity			$39,398,104			$37,337,552
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At December 31, 2023, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $22.0 billion. This amount represented 28.6% of total deposits at December 31, 2023.

In January 2024, the Federal Reserve announced that it would cease making new loans under the BTFP on March 11, 2024. At December 31, 2023, the Company had $7.3 billion in capacity available from the BTFP, of which it had used none. The underlying collateral currently pledged to this program will be utilized for other programs going forward. Management believes that the Company has ample liquidity to fund its operations under business-as-usual and stress conditions.

Cash, cash equivalents, and restricted cash

	Year ended December 31,		YTD Change
(in thousands)	2023	2022	Increase/(Decrease)
Net cash flows from operating activities	$1,907,345	$5,285,141	$(3,377,796)
Net cash flows from investing activities	2,138,154	(4,804,049)	6,942,203
Net cash flows from financing activities	(1,941,684)	(8,934,013)	6,992,329

Cash flows from operating activities

Net cash flow from operating activities decreased by $3.4 billion from the year ended December 31, 2022 to the year ended December 31, 2023, primarily due to the change in net trading activity and a decrease in net income during the year ended December 31, 2023.

Cash flows from investing activities

Net cash flow from investing activities increased by $6.9 billion from the year ended December 31, 2022 to the year ended December 31, 2023 primarily due to lower net loan activity, primarily driven by lower loan balances in the commercial portfolio and overall.

Cash flows from financing activities

Net cash flow from financing activities increased by $7.0 billion from the year ended December 31, 2022 to the year ended December 31, 2023 primarily driven by the net change in Securities Financing Activities, the issuance of additional series of preferred stock, and lower outflows due to lower dividends paid during the year. Prior year cash flows used by financing activities included the repurchase of the remaining outstanding shares of SC.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $500.0 million for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of December 31, 2023, there was an outstanding balance of $300.5 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $6.1 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of December 31, 2023, there was an outstanding balance of $3.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Refer to Note 13 to the Consolidated Financial Statements for additional information about the Company's Securities Financing Activities.

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of both public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of December 31, 2023, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $19.0 billion.

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

At December 31, 2023, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of December 31, 2023, the Company had total contractual cash obligations of $87.2 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $50.3 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $26.4 billion which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $7.2 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of December 31, 2023, the Company had 530,391,043 shares of common stock outstanding.

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

On June 15, 2023, the Company issued 1,000,000 shares of the Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 21, 2028, dividends accrue on the Series F Preferred Stock on a non-cumulative basis at a rate of 9.380% per annum, payable quarterly in arrears. From and including June 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028.

On December 19, 2023, the Company issued 500,000 shares of the Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends accrue on the Series G Preferred Stock on a non-cumulative basis a rate of 8.170% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028.

As of December 31, 2023, Santander was the sole holder of the Company’s Series E, Series F and Series G Preferred Stock.

During the year ended December 31, 2023, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $3.0 billion. In addition, during the year ended December 31, 2023, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $90.8 million.

During the year ended December 31, 2023, SHUSA's subsidiaries had the following capital activity which eliminates in consolidation:
•SC declared and paid $1.8 billion in dividends to SHUSA.
•BSI declared and paid $420.0 million in dividends to SHUSA.
•SHUSA contributed $150.0 million in capital to SCH.

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

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense, to estimate the Company's net interest income sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These various scenarios include parallel, non-parallel, gradual parallel and gradual non-parallel rate shocks applied relative to the implied market-based forward curve, as well as other scenarios that are consistent with quantifying the four measures of risk described above. The shocks below are extended using the parallel scenario and are applied instantaneously to the implied forward curve as of the stated month-end. The 200 basis point down shock has been added as market rates have increased. This set of shocks represents a range of plausible rate shocks, as an instantaneous shock 200 basis points down can be analogous to a gradual ramp-down of 400 basis points over one year. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within SHUSA Board of Directors-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2023 and December 31, 2022:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2023	December 31, 2022
Down 200 basis points	(4.14)%	(4.99)%
Down 100 basis points	(1.94)%	(2.38)%
Up 100 basis points	1.82%	2.32%
Up 200 basis points	3.63%	4.60%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2023 and December 31, 2022.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2023	December 31, 2022
Down 200 basis points	6.68%	4.52%
Down 100 basis points	4.05%	3.09%
Up 100 basis points	(4.49)%	(3.70)%
Up 200 basis points	(8.76)%	(7.40)%

As of December 31, 2023, the Company’s profile reflected an increase of MVE of 4.05% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.49% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases, and their market value appreciation is therefore limited. At the same time, with deposit rates remaining at comparatively low levels, the Company cannot effectively transfer interest rate declines to its NMD customers. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, which are predominantly long-term and fixed-rate; and for larger shocks, the loss in market value is not offset by the change in NMDs.

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

	Year Ended December 31,
(Dollars in thousands)	2023	2022	2021	2020(1)	2019
Return on Average Assets:
Net income/(loss)	$932,902	$1,405,007	$3,621,307	$(656,303)	$1,041,817
Average assets	173,296,902	169,706,317	151,819,293	149,645,866	142,308,583
Return on average assets	0.54%	0.83%	2.39%	(0.44)%	0.73%

Return on Average Equity:
Net income/(loss)	$932,902	$1,405,007	$3,621,307	$(656,303)	$1,041,817
Average equity	17,491,591	21,345,060	23,163,377	21,719,676	24,639,561
Return on average equity	5.33%	6.58%	15.63%	(3.02)%	4.23%

Average Equity to Average Assets:
Average equity	$17,491,591	$21,345,060	$23,163,377	$21,719,676	$24,639,561
Average assets	173,296,902	169,706,317	151,819,293	149,645,866	142,308,583
Average equity to average assets	10.09%	12.58%	15.26%	14.51%	17.31%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$6,327,003	$6,136,779	$6,144,167	$8,208,234	$6,365,852

Net interest income	$5,875,348	$6,174,463	$6,189,521	$6,359,481	$6,442,768
Non-interest income	3,464,849	3,729,263	4,452,187	3,949,988	3,729,117
Total net interest income and non-interest income (denominator)	9,340,197	9,903,726	10,641,708	10,309,469	10,171,885

Efficiency ratio	67.74%	61.96%	57.74%	79.62%	62.58%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge for SBNA.

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2023
	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$11,687,456	$11,186,420	$15,500,909	$17,429,722	$11,687,456	$15,500,909
Goodwill	(1,554,410)	(1,554,410)	(2,766,665)	(2,767,732)	(1,554,410)	(2,766,665)
Intangible assets	(856)	(1,045)	(287,159)	(326,633)	(856)	(287,159)
Deferred taxes on goodwill and intangible assets	109,425	111,023	20,502	20,710	109,425	20,503
Other adjustments to CET1(3)	146,663	(87,799)	678,272	568,077	—	—
Disallowed deferred tax assets	(171,630)	(93,819)	(6,624)	(4,487)	(171,630)	(6,624)
Accumulated other comprehensive loss	1,086,574	1,328,317	1,065,568	1,336,023	1,086,574	1,065,568
CET1 capital (numerator)	$11,303,222	$10,888,687	$14,204,803	$16,255,680	$11,156,559	$13,526,532
RWAs (denominator)(2)	70,806,169	74,548,852	114,789,473	123,030,839	70,735,178	113,747,803
Ratio	15.96%	14.61%	12.37%	13.21%	15.77%	11.89%

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
(3)    Represent the impact of CECL transition adjustments for regulatory capital.
(4)    Represents non-GAAP measures.

2023 FOURTH QUARTER RESULTS

SHUSA reported a net loss for the fourth quarter of 2023 of $57.8 million compared to net income of $119.8 million for the third quarter of 2023. The most significant contributors to the decrease were:

•a decrease in net interest income of $67.7 million compared to the third quarter of 2023, primarily due to tightening interest margins and higher interest expense on repurchase agreements, offset by higher income on interest income on reverse repurchase agreements.
•a decrease in non-interest income of $191.1 million compared to the third quarter of 2023, primarily due to lower capital markets revenue.
•an increase in general, administrative, and other expenses of $99.0 million compared to the third quarter of 2023, primarily due to the recording of the FDIC special assessment in the fourth quarter of 2023.
•a decrease in the income tax benefit of $56.6 million compared to the third quarter of 2023, due to the adjustment of forecasted electric vehicle tax credits.

The above impacts were offset by a decrease in the Credit loss expense of $237.4 million compared to the third quarter of 2023, due to higher reserves recorded in the third quarter of 2023 related to the C&I and personal unsecured portfolios as well as a release of provision related to the sale of consumer RICs in the fourth quarter.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, MD&A — "Asset and Liability Management" above.

ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing in Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan and Lease Losses on Loans Held for Investment – Certain Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2023, the allowance for loan and lease losses was $6.9 billion on total loans held for investment of $93.0 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, housing price index (HPI), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period and the loss in the event of default. Gross domestic product (GDP) is also a key input used in the models for prediction of the likelihood that the borrower will default. Management also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance.

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
March 4, 2024

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$13,118,428	$10,218,066
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	10,238,714	12,424,079
Investment securities:
AFS at fair value (amortized cost of $7,925,890 and $7,914,832 as of December 31, 2023 and December 31, 2022, respectively)	7,039,537	7,030,219
Trading securities	7,967,875	5,864,324
HTM (fair value of $7,562,523 and $8,273,285 as of December 31, 2023 and December 31, 2022, respectively)	9,039,704	9,549,218
Other investments	1,353,278	1,116,161
LHFI (2) (6)	93,047,209	97,338,329
ALLL (6)	(6,932,053)	(6,779,999)
Net LHFI	86,115,156	90,558,330
LHFS (3)	160,118	99,555
Premises and equipment, net (4)	987,088	910,477
Operating lease assets, net (6)(7)	13,782,840	14,267,111
Goodwill	2,766,665	2,767,732
Intangible assets, net	287,159	326,633
BOLI	1,982,428	1,969,717
Restricted cash (6)	5,549,701	6,346,248
Other assets (5) (6)	4,583,884	4,746,450
TOTAL ASSETS	$164,972,575	$168,194,320
LIABILITIES
Accounts payables and accrued expenses	$5,165,566	$6,148,533
Deposits and other customer accounts	77,073,176	79,128,541
Federal funds purchased and securities loaned or sold under repurchase agreements (1)	16,290,786	15,382,819
Trading liabilities	2,699,500	2,871,645
Borrowings and other debt obligations (6)	44,144,051	43,588,273
Advance payments by borrowers for taxes and insurance	165,843	149,133
Deferred tax liabilities, net	84,187	389,043
Other liabilities (6)	1,848,557	2,606,611
TOTAL LIABILITIES	147,471,666	150,264,598
Commitments and contingencies (Note 20)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 and 500,000 shares outstanding at December 31, 2023 and December 31, 2022, respectively)	2,000,000	500,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2023 and December 31, 2022, respectively)	17,284,611	17,284,611
Accumulated other comprehensive loss, net of taxes	(1,065,568)	(1,336,023)
Retained earnings	(718,134)	1,481,134
TOTAL STOCKHOLDER'S EQUITY	15,500,909	17,429,722
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$164,972,575	$168,194,320
(1) Securities purchased under resale agreements or similar arrangements includes $2.1 billion and $234.2 million of contracts held at FVO, at December 31, 2023 and December 31, 2022, respectively, and Securities loaned or sold under repurchase agreements includes $595.4 million and $245.1 million of contracts recorded at FVO at December 31, 2023 and December 31, 2022, respectively. See Note 15 to these Condensed Consolidated Financial Statements for amounts of securities financing activities for which the Company has elected FVO.
(2) LHFI includes $13.9 million and $20.9 million of loans recorded at fair value at December 31, 2023 and December 31, 2022, respectively.
(3) Includes $19.5 million and $549.0 thousand of loans recorded at the FVO at December 31, 2023 and December 31, 2022, respectively.
(4) Net of accumulated depreciation of $2.3 billion and $2.1 billion at December 31, 2023 and December 31, 2022, respectively.
(5) Includes MSRs of $94.3 million and $107.4 million at December 31, 2023 and December 31, 2022, respectively, for which the Company has elected the FVO. See Note 15 to these Consolidated Financial Statements for additional information.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2023 and December 31, 2022, LHFI included $25.1 billion and $27.1 billion, Operating leases assets, net included $13.8 billion and $14.3 billion, restricted cash included $864.5 million and $923.5 million, Other assets included $638.0 million and $716.7 million, Borrowings and other debt obligations included $25.1 billion and $31.6 billion, and Other liabilities included $119.3 million and $138.0 million of assets or liabilities that were included within VIEs, respectively. See Note 8 to these Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.5 billion and $3.7 billion at December 31, 2023 and December 31, 2022, respectively.
See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year ended December 31,
	2023	2022	2021
INTEREST INCOME:
Loans	$8,270,437	$7,027,748	$7,045,658
Interest-earning deposits	773,966	223,787	25,894
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	2,415,539	682,198	1,164
Investment securities:
AFS	269,676	167,922	107,659
HTM	185,071	160,690	103,911
Trading securities	397,595	138,913	—
Other investments	42,806	19,935	8,643
TOTAL INTEREST INCOME	12,355,090	8,421,193	7,292,929
INTEREST EXPENSE:
Deposits and other customer accounts	1,544,186	304,534	87,103
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	2,739,050	720,800	415
Interest expense on trading liabilities	142,120	64,686	941
Borrowings and other debt obligations	2,054,386	1,156,710	1,014,949
TOTAL INTEREST EXPENSE	6,479,742	2,246,730	1,103,408
NET INTEREST INCOME	5,875,348	6,174,463	6,189,521
Credit loss expense / (benefit)	2,226,438	2,018,817	(207,349)
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE / (BENEFIT)	3,648,910	4,155,646	6,396,870
NON-INTEREST INCOME:
Consumer and commercial fees	349,357	399,448	437,041
Capital markets and foreign exchange income	195,808	179,843	250,268
Lease income	2,462,990	2,650,668	2,899,816
Miscellaneous income, net (1)	311,655	480,762	850,581
TOTAL FEES AND OTHER INCOME	3,319,810	3,710,721	4,437,706
Net gain on sale of investment securities	145,039	18,542	14,481
TOTAL NON-INTEREST INCOME	3,464,849	3,729,263	4,452,187
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	2,065,108	2,001,243	1,975,292
Occupancy and equipment expenses	667,205	653,820	663,660
Technology, outside service, and marketing expense	729,208	656,038	605,464
Loan expense	356,480	287,419	319,287
Lease expense	1,925,279	2,036,715	2,032,206
Other expenses	583,723	501,544	548,258
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	6,327,003	6,136,779	6,144,167
INCOME BEFORE INCOME TAX	786,756	1,748,130	4,704,890
Income tax (benefit) / provision	(146,146)	343,123	1,083,583
NET INCOME INCLUDING NCI	932,902	1,405,007	3,621,307
LESS: NET INCOME ATTRIBUTABLE TO NCI	—	—	638,945
NET INCOME	$932,902	$1,405,007	$2,982,362
(1) Includes equity investment income/(expense), net.

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2023	2022	2021
NET INCOME	$932,902	$1,405,007	$3,621,307
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax (1)	261,145	(435,647)	(158,184)
Net unrealized gains / (losses) on AFS investment securities, net of tax (1)	6,021	(716,667)	(197,168)
Pension and post-retirement actuarial gains, net of tax	3,289	4,401	947
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	270,455	(1,147,913)	(354,405)
COMPREHENSIVE INCOME	$1,203,357	$257,094	3,266,902
NET INCOME INCLUDING NCI	—	—	638,945
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$1,203,357	$257,094	$2,627,957
(1) There was no OCI/(loss) attributable to NCI for the years ended December 31, 2023 and 2022. Excludes OCI/(loss) attributable to NCI of $5.2 million for the year ended December 31, 2021
See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss), Net of Tax	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2021	530,391	$17,876,818	$166,295	$1,843,765	$1,375,834	$21,262,712	$—
Comprehensive (loss) / income	—	—	(354,405)	2,982,362	—	2,627,957	—
Other comprehensive loss attributable to NCI	—	—	—	—	5,159	5,159	—
Net income attributable to NCI	—	—	—	—	638,945	638,945	—
Impact of SC stock option activity	—	—	—	—	8,576	8,576	—
Dividends paid to NCI	—	—	—	—	(66,525)	(66,525)	—
Stock repurchase	—	(880)	—	—	(8,594)	(9,474)	—
Balance, December 31, 2021	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive (loss) / income	—	—	(1,147,913)	1,405,007	—	257,094	—
Dividends paid on common stock	—	—	—	(4,750,000)	—	(4,750,000)	—
Stock repurchase	—	(591,327)	—	—	(1,953,395)	(2,544,722)	—
Preferred stock offering	—	—	—	—	—	—	$500,000
Balance, December 31, 2022	530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	—	(41,396)	—
Comprehensive income	—	—	270,455	932,902	—	1,203,357	—
Dividends paid on common stock	—	—	—	(3,000,000)	—	(3,000,000)	—
Dividends paid on preferred stock	—	—	—	(90,774)	—	(90,774)	—
Preferred stock offering	—	—	—	—	—	—	1,500,000
Balance, December 31, 2023	530,391	$17,284,611	$(1,065,568)	$(718,134)	$—	$15,500,909	$2,000,000

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$932,902	$1,405,007	$3,621,307
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	2,226,438	2,018,817	(207,349)
Deferred tax (benefit) / expense	(430,134)	(86,291)	635,635
Depreciation, amortization and accretion	2,617,812	2,788,088	2,354,705
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(91,808)	(35,076)	(50,030)
Originations of LHFS	—	(195,849)	(1,395,180)
Purchases of LHFS	(18,772)	—	—
Proceeds from sales of and collections on LHFS	2,580	364,333	2,853,517
Net change in:
Trading securities and trading liabilities, net	(2,122,482)	(850,795)	—
Other assets and BOLI	(358,269)	(992,254)	651,562
Other liabilities	(852,465)	890,198	28,070
Other operating activities, net	1,543	(21,037)	47,031
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	1,907,345	5,285,141	8,539,268

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	311,052	624,353	1,326,299
Proceeds from prepayments and maturities of AFS investment securities	1,564,733	2,062,869	4,458,454
Purchases of AFS investment securities	(1,884,820)	(2,256,438)	(6,148,828)
Proceeds from prepayments and maturities of HTM investment securities	520,183	1,110,339	1,924,402
Purchases of HTM investment securities	—	(1,214,305)	(3,166,142)
Proceeds from sales of equity method and other investments	409,583	509,465	72,390
Proceeds from maturities of other investments	300,000	650,000	750,000
Purchases of and contributions to equity method and other investments	(1,118,344)	(1,334,512)	(508,845)
Distributions from equity method investments	5,300	12,158	9,279
Net change in federal funds sold and securities purchased under resale agreements	2,185,365	3,561,084	(5,346,468)
Proceeds from sales of LHFI	1,641,811	596,717	3,332,062
Purchases of LHFI	(117,192)	(1,100,954)	(1,486,001)
Proceeds from settlements of BOLI policies	55,099	33,532	26,799
Net change in loans other than purchases and sales	(5,002)	(6,680,472)	(2,258,571)
Purchases and originations of operating leases	(6,171,296)	(5,789,527)	(7,370,218)
Proceeds from the sale and termination of operating leases	4,634,147	5,024,206	6,944,112
Purchases and sales of premises and equipment, net	(256,057)	(220,633)	(200,735)
Proceeds from sale of residual interest in VIE	63,592	—	—
Acquisition of PCH	—	(391,931)	—
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	2,138,154	(4,804,049)	(7,642,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(2,055,365)	(2,469,631)	6,294,465
Net change in short-term borrowings	1,192,950	177,205	(158,385)
Net proceeds from long-term borrowings	31,399,685	42,902,767	28,056,693
Repayments of long-term borrowings	(31,812,857)	(40,832,614)	(33,180,005)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	907,967	(1,923,559)	5,258,875
Dividends paid on common stock	(3,000,000)	(4,750,000)	—
Dividends paid on preferred stock	(90,774)	—	—
Dividends paid to NCI	—	—	(66,525)
Stock repurchase	—	(2,544,722)	(9,474)
Preferred stock offering	1,500,000	500,000	—
Other financing activities, net	16,710	6,541	(407)
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(1,941,684)	(8,934,013)	6,195,237

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,103,815	(8,452,921)	7,092,494
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	16,564,314	25,017,235	17,924,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$18,668,129	$16,564,314	$25,017,235

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$329,836	$(554,758)	$240,413
Interest paid	6,178,880	2,035,904	1,129,445

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	54,416	11,901	(31,121)
Loans transferred from/(to) LHFI (from)/to LHFS, net	768,655	464,460	183,601
Transfer of financial interest in a VIE - Loans	347,443	—	—
Transfer of financial interest in a VIE - Borrowings	293,044	—	—
Unsettled purchases of investment securities	17,744	21,242	37,589
AFS investment securities transferred to HTM investment securities	—	2,982,195	—
(1) The years ended December 31, 2023, 2022, and 2021 include cash and cash equivalents balances of $13.1 billion, $10.2 billion, and $19.3 billion, respectively, and restricted cash balances of $5.5 billion, $6.3 billion, and $5.7 billion, respectively.

See accompanying notes to Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York, which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

Joint Venture with FDIC

In December 2023 SBNA acquired a 20 percent interest in a structured limited liability company (the "Structured LLC") for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA classifies its 20 percent interest in the Structured LLC as an AFS debt security. Under the terms of the arrangement, SBNA will receive payments from the Structured LLC generated from net cash flows of the underlying loans based on its proportionate interest in the Structured LLC. SBNA will service the assets in the portfolio and will be paid a market rate servicing fee by the Structured LLC.

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

Recently Issued Accounting Standards Not Yet Adopted

On March 29, 2023, the FASB issued ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of an accounting policy election to apply the proportional amortization method to all tax equity investments that meet specific criteria. The new accounting guidance is effective for the Company beginning January 1, 2024. The adoption of this standard will not impact the Company's financial position or results of operations.
On August 23, 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair market value. The new guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect a material impact on the Company’s financial position or results of operations.

On November 27, 2023, the FASB issued ASU 2023-07 Segment reporting – Improvements to Reportable Segment Disclosures, which enhances segment disclosure requirements primarily in the area of significant segment expenses. The new disclosure requirements are effective retrospectively for all periods presented beginning with the 2024 annual financial statements and interim periods thereafter, with early adoption permitted.

On December 14, 2023, the FASB issued ASU 2023-08 Income Taxes – Improvements to Income Tax Disclosures, requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The new disclosure requirements are effective for annual periods beginning in 2025, with early adoption permitted.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Significant Accounting Policies

Consolidation

In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any VOEs in which the Company has a controlling financial interest, and any VIEs for which the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. Interests in VIEs and VOEs can include equity interests in corporations, partnerships and similar legal entities, subordinated debt, securitizations, derivatives contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

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

The Company uses the equity method to account for unconsolidated investments in VOEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in VOEs in which the Company has a voting or economic interest of less than 20% or VIEs in which the Company is not the primary beneficiary are generally carried at cost less any impairment. These investments are included in Other assets on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in Miscellaneous income, net within the Consolidated Statements of Operations.

Sales and Securitizations

The Company, through SC, transfers RICs or leases into newly-formed Trusts which then issue one or more classes of notes payable backed by the RICs or leases. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the SPEs and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated RICs. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs and are not available to the Company's creditors or other subsidiaries.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company also sells RICs and leases to VIEs or directly to third parties. The Company may determine that these transactions meet sale accounting treatment in accordance with applicable guidance, which states that control must be surrendered. To arrive at this conclusion, the Company evaluates legal considerations and the nature and extent of its continuing involvement with the transferred assets. The transferred financial assets are removed from the Company's Consolidated Balance Sheets at the time the sale is completed if control has been surrendered. The Company generally remains the servicer of the financial assets and receives servicing fees. The Company also recognizes a gain or loss for the difference between the fair value, as measured based on sales proceeds plus (or minus) the value of any servicing asset (or liability) retained and the carrying value of the assets sold.

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

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. Although FHLB and FRB stock are equity interests in the FHLB and FRB, respectively, neither has a readily determinable fair value, because ownership is restricted, and they are not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock and FRB stock are carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value.

See Note 2 to the Consolidated Financial Statements for details on the Company's investments.

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and/or borrow short term funds to manage liquidity and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Resale and repurchase agreements are generally carried at the amount of cash collateral advanced or received. Accrued interest is classified in Other assets and Other liabilities. Where appropriate under applicable accounting guidance, Securities Financing Activities with the same counterparty are reported on a net basis.

Securities transferred to counterparties under repurchase agreements and securities lending transactions continue to be recognized on the Consolidated Balance Sheets, are measured at fair value, and are included in Investment securities AFS on the Company’s Consolidated Balance Sheets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheets unless the counterparty defaults. The securities transferred under Securities Financing Activities typically are U.S. Treasury and agency securities or residential agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. The Company may be exposed to counterparty risk, with such risk managed by performing assessments independent of business line managers and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in collateral being obtained or refunded to counterparties to maintain specified collateral levels. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.

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

Loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination are considered PCD loans. PCD loans require the recognition of an ACL at purchase. The allowance for credit losses is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated based on the unpaid principal balance, using the same methodology as originated loans, as described below. Alternatively, the Company can elect the FVO at the time of purchase for any financial asset. Under the FVO, loans are recorded at fair value with changes in value recognized immediately in income. There is no ACL for loans under the FVO.

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

Allowance for Credit Losses

General

The ALLL and reserve for off-balance sheet commitments (together, the ACL) are maintained at levels that represent management’s best estimate of expected credit losses in the Company’s HFI loan portfolios, excluding those loans accounted for under the FVO. Credit loss expenses are charged in amounts sufficient to maintain the ACL at levels considered adequate to cover expected credit losses in the Company’s HFI loan portfolios. The ACL is measured based on a current expected loss model, which means that it is not necessary for a loss event to occur before a credit loss is recognized. Management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. Management's evaluation takes into consideration the risks in the portfolio, past loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic forecasts and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The ALLL is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the Company’s HFI loan portfolios. The reserve for off-balance sheet commitments represents the expected credit losses for unfunded lending commitments and financial guarantees and is presented within Other liabilities on the Company's Consolidated Balance Sheets. The reserve for off-balance sheet commitments, together with the ALLL, is generally referred to collectively throughout this Form 10-K as the ACL, despite the presentation differences.

The Company measures expected losses of all components of the amortized cost basis of its loans. For all loans except credit cards, the Company has elected to exclude accrued interest receivable balances from the measurement of expected credit losses because it applies a nonaccrual policy that results in the timely write off of uncollectible interest.

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

Methodology

The Company uses several methodologies for the measurement of ACL. The ACL is made up of a quantitative and a qualitative component. To determine the quantitative component, the Company generally uses a DCF approach for determining the ALLL for individually assessed loans, and loss rate statistical methodology for other loans. The methodologies utilized by the Company to estimate expected credit losses vary by product type.

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

The above expected credit loss components are used to compute an ACL based on the weighted average of the results of four macroeconomic scenarios. The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance. These ECL components are inputs to the Company’s DCF approach for individually assessed loans, and the non-DCF approach for other loans.

When using a non-DCF method to measure the ACL, the Company measures expected credit losses over the asset’s contractual term, adjusted for (a) expected prepayments and (b) expected extensions or renewal options (excluding those that are accounted for as derivatives) included in the original or modified contract at the reporting date that are not unconditionally cancellable by the Company.

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

DCF Approaches

A DCF method measures expected credit losses by forecasting expected future principal and interest cash flows and discounting them using the financial asset’s EIR. The ACL reflects the difference between the amortized cost basis and the present value of the expected cash flows. When using a DCF method to measure the ACL, the period of exposure is determined as a function of the Company’s expectations of the timing of principal and interest payments. The Company considers estimated prepayments in the future principal and interest cash flows when utilizing a DCF method. The Company generally uses a DCF approach for impaired commercial loans. The Company reports the entire change in present value in credit loss expense.

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

Loans discharged under Chapter 7 bankruptcy are considered collateral-dependent, regardless of delinquency status. These loans are written down to the fair market value of collateral and classified as non-accrual/non-performing for the remaining life of the loan.

Collateral Maintenance Provisions

For certain loans with collateral maintenance provisions which are secured by highly liquid collateral, the Company expects nonpayment of the amortized cost basis to be zero when such provisions require the borrower to continually replenish collateral in the event the fair value of the collateral changes. For these loans, the Company records no ACL.

Negative Allowance

Negative allowance is defined as the amount of future recovery expected for accounts that have already been charged-off. The Company performs an analysis of the actual historical recovery values to determine the pattern of recovery and expected rate of recovery over a given historic period and uses the results of this analysis to determine a negative allowance. Negative allowance reduces the ACL.

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

The qualitative adjustments are also established in consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of our loan portfolios, trends in delinquency and collateral values, and concentration risk. This analysis is conducted at least quarterly, and the Company revises the qualitative component of the allowance, when necessary, in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Changes in the assumptions used in these estimates could have a direct material impact on credit loss expense in the Consolidated Statements of Operations and in the ALLL. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgement in evaluating the appropriateness of the allowance. Material changes to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

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

Consumer loans (excluding RICs and auto loans) are placed on nonaccrual status when they meet certain delinquency thresholds, or sooner if collectability of the amortized cost basis is in doubt. Residential mortgages, home equity loans and lines and unsecured loans are generally placed on nonaccrual status at 90 days delinquent and returned to accrual status when they become less than 90 days delinquent.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss-confirming events usually involve the receipt of specific adverse information about the borrower and may include bankruptcy, foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan when that collateral asset is the sole source of repayment.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

LHFS

LHFS are recorded at either estimated fair value (if the FVO is elected) or the lower of cost or fair value. The Company has elected to account for most of its residential real estate mortgages purchased with the intent to sell at fair value. Applying fair value accounting to the residential mortgage LHFS better aligns the reported results of the economic changes in the value of these loans and their related economic hedge instruments. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Miscellaneous income, net.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Leases (as Lessor)

The Company provides financing for various types of equipment, energy and power systems, and automobiles through a variety of lease arrangements.

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income and are reported as part of LHFI in the Company’s Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. The Company recognizes income over the term of the lease using the effective interest method, which provides a constant periodic rate of return on the outstanding investment on the lease.

Leased vehicles under operating leases are carried at amortized cost net of accumulated depreciation and any impairment charges and presented as Operating lease assets, net in the Company’s Consolidated Balance Sheets. Leased assets acquired in a business combination are initially recorded at their estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2023, 2022, or 2021.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements (1)	10 to 30 years
Software	3 to 7 years
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years
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

The quantitative test includes a comparison of the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired, and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as the excess of carrying value over fair value. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers.

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

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to manage exposure to interest rate, foreign exchange, equity, and credit risk. Derivative financial instruments are used to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities, and often sells derivative products to commercial loan customers to hedge interest rate risk associated with loans made by the Company. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes for its own account. Derivative financial instruments are recognized as either assets or liabilities in the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of each derivative financial instrument depends on whether it has been designated and qualifies as a hedge for accounting purposes, as well as the type of hedging relationship identified.

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

In connection with certain of its credit-linked notes, the Company is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of these transactions' credit-linked notes. This is reported as restricted cash in the Consolidated Balance Sheets. In addition, the Company maintains standby letters of credit (with a third-party financial institution) in an amount approximating six months of interest due on the notes outstanding.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes tax benefits in its financial statements when it is more likely than not that the related tax position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. See Note 15 to the Consolidated Financial Statements for details on the Company's income taxes.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Commissions and trailer fees

Commission fees are earned from the selling of annuity contracts to customers on behalf of insurance companies, acting as the broker for certain equity trading, and sales of interests in mutual funds. The Company elected the expected value method for estimating commission fees due to the large number of customer contracts with similar characteristics. However, commissions and trailer fees are fully constrained as the Company cannot sufficiently estimate the consideration which it could be entitled to earn. Commissions are generally associated with point-in-time transactions or agreements that are one year or less. The performance obligation is satisfied immediately, and revenue is recognized as the Company performs the service.

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

Underwriting structuring and advisory fees

SanCap performs underwriting services by raising investment capital from investors on behalf of corporations that are issuing securities. Underwriting services have one performance obligation, which is satisfied on the day SanCap purchases the securities.

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

Underwriting services include multiple parties in delivering the performance obligation. The Company has evaluated whether it is the principal or agent when we provide underwriting services. The Company acts as the principal when performing underwriting services and recognizes fees on a gross basis. Revenue is recorded as the difference between the price the Company pays the issuer of the securities and the public offering price, and expenses are recorded as the proportionate share of the underwriting costs incurred. The Company is the principal because we obtain control of the services provided by third-party vendors and combine them with other services as part of delivering on the underwriting service.

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

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2023 through the issuance of these Consolidated Financial Statements. Except as noted in Note 10 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Consolidated Financial Statements as of December 31, 2023.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$25,391	$18	$—	$25,409	$220,920	$—	$(2,481)	$218,439
Corporate debt securities	31,584	7	(1)	31,590	371,458	1	(968)	370,491
ABS	512,553	29	(1,919)	510,663	517,920	58	(13,960)	504,018
Beneficial interest in Structured LLC (2)	1,122,510	—	—	1,122,510	—	—	—	—
MBS:
GNMA - Residential	3,187,600	—	(394,756)	2,792,844	3,484,616	—	(403,594)	3,081,022
GNMA - Commercial	659,882	4	(141,672)	518,214	684,502	267	(104,712)	580,057
FHLMC and FNMA - Residential	2,330,558	3	(381,142)	1,949,419	2,574,516	2	(394,317)	2,180,201
FHLMC and FNMA - Commercial	91,821	—	(2,933)	88,888	100,099	—	(4,108)	95,991
Unallocated fair value hedge basis adjustment (1)	(36,009)	—	36,009	—	(39,199)	—	39,199	—
Total investments in debt securities AFS	$7,925,890	$61	$(886,414)	$7,039,537	$7,914,832	$328	$(884,941)	$7,030,219
(1) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 14 for additional information.
(2) Represents a 20 percent interest in a Structured LLC established by the FDIC to hold and service a pool of multi-family loans.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2023				December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
ABS	$29,701	$—	$(363)	$29,338	$52,201	$—	$(967)	$51,234
MBS:
GNMA - Residential	2,752,158	724	(469,929)	2,282,953	2,968,753	768	(492,643)	2,476,878
GNMA - Commercial	4,843,478	492	(894,635)	3,949,335	4,988,848	1,625	(656,952)	4,333,521
FHLMC and FNMA - Residential	1,414,367	—	(113,470)	1,300,897	1,539,416	243	(128,007)	1,411,652
Total investments in debt securities HTM	$9,039,704	$1,216	$(1,478,397)	$7,562,523	$9,549,218	$2,636	$(1,278,569)	$8,273,285

As of December 31, 2023 and December 31, 2022, the Company had investment securities with an estimated carrying value of $11.2 billion and $5.8 billion, respectively, pledged as collateral. The companies investment securities pledged as collateral were comprised of the following: $7.5 billion and $2.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.2 billion and $2.7 billion, respectively, were pledged to secure public fund deposits; $95.6 million and $51.2 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $349.9 million and $418.0 million, respectively, were pledged to secure the Company's customer overnight sweep product. There were no investment securities pledged as collateral for the Company's borrowing capacity with the FHLB as of December 31, 2023 or December 31, 2022. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of December 31, 2023 or December 31, 2022. The Company also participates in Securities Financing Activities discussed further in Note 13 to these Consolidated Financial Statements.

At December 31, 2023 and December 31, 2022, the Company had $79.6 million and $80.4 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2023 or December 31, 2022.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2023 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasuries	$25,409	$—	$—	$—	$25,409	0.02%
Corporate debt securities	31,577	13	—	—	31,590	6.44%
ABS	2,752	4,748	130,777	372,386	510,663	6.92%
Beneficial interest in Structured LLC	—	—	—	1,122,510	1,122,510	11.43%
MBS:
GNMA - Residential	1	3,960	20,085	2,768,798	2,792,844	3.86%
GNMA - Commercial	—	—	—	518,214	518,214	2.02%
FHLMC and FNMA - Residential	916	36,321	73,972	1,838,210	1,949,419	2.83%
FHLMC and FNMA - Commercial	—	56,141	24,541	8,206	88,888	4.71%
Total fair value	$60,655	$101,183	$249,375	$6,628,324	$7,039,537	4.88%
Weighted Average Yield	3.53%	3.92%	4.92%	4.90%	4.88%
Total amortized cost (3)	$60,681	$104,004	$258,355	$7,538,858	$7,961,898

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.
(3) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2023 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
ABS	$—	$27,022	$2,316	$—	$29,338	2.30%
MBS:
GNMA - Residential	—	—	4,547	2,278,406	2,282,953	2.41%
GNMA - Commercial	—	—	—	3,949,335	3,949,335	2.29%
FHLMC and FNMA - Residential	—	—	—	1,300,897	1,300,897	2.58%
Total fair value	$—	$27,022	$6,863	$7,528,638	$7,562,523	2.38%
Weighted average yield	—%	1.84%	3.94%	2.38%	2.38%
Total amortized cost	$—	$27,384	$7,077	$9,005,243	$9,039,704
(1) (2) See corresponding footnotes to the contractual maturity table for investments in debt securities AFS, shown above.

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,992	$—	$—	$—	$212,990	$(2,481)	$—	$—
Corporate debt securities	7,325	(1)	13	—	365,702	(968)	—	—
ABS	6,749	(168)	402,325	(1,751)	269,158	(7,551)	221,508	(6,409)
MBS:
GNMA - Residential	—	—	2,792,843	(394,756)	1,269,413	(144,616)	1,811,609	(258,978)
GNMA - Commercial	—	—	518,210	(141,672)	149,717	(20,243)	425,711	(84,469)
FHLMC and FNMA - Residential	—	—	1,949,320	(381,142)	856,047	(82,515)	1,323,972	(311,802)
FHLMC and FNMA - Commercial	—	—	88,888	(2,933)	51,299	(3,099)	44,691	(1,009)
Total investments in debt securities AFS (1)	$21,066	$(169)	$5,751,599	$(922,254)	$3,174,326	$(261,473)	$3,827,491	$(662,667)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2023				December 31, 2022
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS	$22,461	$(313)	$6,878	$(50)	$37,510	$(699)	$13,725	$(268)
MBS:
GNMA - Residential	—	—	2,166,032	(469,929)	775,414	(86,237)	1,598,422	(406,406)
GNMA - Commercial	45,983	(1,610)	3,856,536	(893,025)	2,208,789	(255,345)	2,052,433	(401,607)
FHLMC and FNMA - Residential	57,955	(528)	1,242,941	(112,942)	1,343,276	(128,007)	—	—
Total investments in debt securities HTM	$126,399	$(2,451)	$7,272,387	$(1,475,946)	$4,364,989	$(470,288)	$3,664,580	$(808,281)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at December 31, 2023 or December 31, 2022. As discussed in Note 1 to the Consolidated Financial Statements, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021

AFS debt and other securities:
Gross realized gains	$192	$—	$18,267
Gross realized losses	(4,928)	(29,343)	(2,316)
Net realized gains/(losses) on AFS and other securities	$(4,736)	$(29,343)	$15,951
Total trading securities gains/(losses)	151,158	35,405	(1,470)
Total equity securities gains/(losses)	(1,383)	12,480	—
Total realized gains/(losses) in income from investments	$145,039	$18,542	$14,481

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

The Company held $8.0 billion of trading securities as of December 31, 2023, compared to $5.9 billion held at December 31, 2022. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Consolidated Statements of Operations. At December 31, 2023, the Company had $7.4 billion of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
FHLB of Pittsburgh and FRB stock	$631,394	$519,294
LIHTC investments	660,694	492,706
Equity securities not held for trading (1)	61,190	104,161
Total	$1,353,278	$1,116,161
(1)    Includes $2.8 million and $2.4 million of equity certificates related to an off-balance sheet securitization as of December 31, 2023 and December 31, 2022, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2023, the Company purchased $464.5 million of FHLB stock at par, and redeemed $361.9 million of FHLB stock at par. The Company purchased $9.5 million of FRB stock at par and redeemed no FRB stock at par during the year ended December 31, 2023. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are measured at fair value with changes in fair value recognized in net income and consist primarily of CRA mutual fund investments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $60.3 billion at December 31, 2023 and $50.0 billion at December 31, 2022.

Loans that the Company no longer intends to hold to maturity or for the foreseeable future are classified as LHFS. The LHFS portfolio balance at December 31, 2023 was $160.1 million, compared to $99.6 million at December 31, 2022. For a discussion on the valuation of LHFS at fair value, see Note 15 to these Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2023 and December 31, 2022, accrued interest receivable on the Company's loans was $661.0 million and $566.8 million, respectively.

During the period ended December 31, 2023, the Company sold approximately $0.3 billion of Commercial auto loans to a third party with servicing retained, resulting in an immaterial loss recorded in non-interest income.

During the fourth quarter of 2023, the Company completed the third-party sale of a portfolio of approximately $956.7 million of RICs and auto loans with servicing retained. There was no material gain or loss in the sale of the loans. In addition, during the fourth quarter of 2023, the Company transferred its financial interests in an on-balance sheet Trust to a third party and to a newly-formed off balance sheet Trust. This resulted in de-consolidation of the previously consolidated Trust, and the transfer of approximately $347.4 million in loans to the off-balance sheet Trust. Assets of both Trusts continue to be serviced by the Company.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,747,544	9.4%	$7,971,299	8.2%
C&I loans	11,181,962	12.0%	14,811,074	15.2%
Multifamily loans	10,548,905	11.3%	9,629,423	9.9%
Other commercial (2)	7,476,113	8.0%	7,982,107	8.2%
Total commercial LHFI	$37,954,524	40.7%	$40,393,903	41.5%
Consumer loans secured by real estate:
Residential mortgages	4,816,218	5.2%	5,202,862	5.3%
Home equity loans and lines of credit	2,448,454	2.6%	3,002,804	3.1%
Total consumer loans secured by real estate	$7,264,672	7.8%	$8,205,666	8.4%
Consumer loans not secured by real estate:
RICs and auto loans	43,705,359	47.0%	44,577,186	45.8%
Personal unsecured loans	4,062,700	4.4%	4,068,848	4.2%
Other consumer (3)	59,954	0.1%	92,726	0.1%
Total consumer loans	$55,092,685	59.3%	$56,944,426	58.5%
Total LHFI (1)	$93,047,209	100.0%	$97,338,329	100.0%
Total LHFI:
Fixed rate	$65,960,370	70.9%	$67,693,444	69.5%
Variable rate	27,086,839	29.1%	29,644,885	30.5%
Total LHFI (1)	$93,047,209	100.0%	$97,338,329	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $475.0 million and $286.7 million as of December 31, 2023 and December 31, 2022, respectively.
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

The Company's portfolio classes are substantially the same as its financial statement categorization of loans for consumer loan populations. “Residential mortgages” includes mortgages on residential property, including single family and 1-4 family units. "Home equity loans and lines of credit" include all organic home equity contracts and purchased home equity portfolios. "RICs and auto loans" includes the Company's direct automobile loan portfolios but excludes RV and marine RICs. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine RICs and RV contracts.

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Year ended December 31, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	141,510	2,109,748	2,251,258
Charge-offs	(158,157)	(4,586,806)	(4,744,963)
Recoveries	66,233	2,524,286	2,590,519
Charge-offs, net of recoveries	$(91,924)	$(2,062,520)	$(2,154,444)
ALLL, end of period	$616,788	$6,315,265	$6,932,053

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	(21,863)	(2,957)	(24,820)
Reserve for unfunded lending commitments, end of period	$55,846	$4,916	$60,762
Total ACL, end of period	$672,634	$6,320,181	$6,992,815

	Year ended December 31, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,310	$5,894,100	$6,461,410
Credit loss expense	71,375	1,965,954	2,037,329
Charge-offs	(133,104)	(4,041,349)	(4,174,453)
Recoveries	56,635	2,399,078	2,455,713
Charge-offs, net of recoveries	$(76,469)	$(1,642,271)	$(1,718,740)
ALLL, end of period	$562,216	$6,217,783	$6,779,999

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss (benefit) on unfunded lending commitments	(13,482)	(5,030)	(18,512)
Reserve for unfunded lending commitments, end of period	$77,709	$7,873	$85,582
Total ACL, end of period	$639,925	$6,225,656	$6,865,581

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2021
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$752,196	$6,586,297	$7,338,493
Credit loss benefit on loans	(115,937)	(49,051)	(164,988)
Charge-offs	(142,630)	(2,868,769)	(3,011,399)
Recoveries	73,681	2,225,623	2,299,304
Charge-offs, net of recoveries	(68,949)	(643,146)	(712,095)
ALLL, end of period	$567,310	$5,894,100	$6,461,410

Reserve for unfunded lending commitments, beginning of period	$119,129	$27,326	$146,455
Credit loss benefit on unfunded lending commitments	(27,938)	(14,423)	(42,361)
Reserve for unfunded lending commitments, end of period	91,191	12,903	104,094
Total ACL end of period	$658,501	$5,907,003	$6,565,504

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between the credit quality of loans and projections of impairment losses so that loans with better credit quality require a lower expected loss reserve. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as the application of geographic and other concentration limits.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook, indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2023 that the unemployment rate is expected to be approximately 5.0%, better than our previous estimate of 5.1% at December 31, 2022. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at December 31, 2023 to be approximately 201 at the end of 2023 compared to our estimate at December 31, 2022 of approximately 183 for that period. While the economy saw significant recovery in 2022 and into 2023, there is still considerable uncertainty regarding overall lifetime loss estimates due to inflation and high interest rates.

The Company's ACL was $7.0 billion at December 31, 2023, an increase of $127.2 million from December 31, 2022. The increase in the ACL was primarily driven by a deterioration in the personal unsecured lending and CRE (mainly office) portfolios, partially offset by improvement in the macroeconomic outlook for certain macro variables such as the unemployment rate and used vehicle price index. The ACL for the consumer segment increased by $94.5 million, and the ACL for the commercial segment increased $32.7 million, for the period ended December 31, 2023 compared to December 31, 2022.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022

Non-accrual loans:
Commercial:
CRE	$267,537	$62,093	$64,383	$19,694
C&I	143,504	94,299	2,230	11,257
Multifamily	97,228	18,476	17,801	18,214
Other commercial	5,621	5,180	—	674
Total commercial loans	$513,890	$180,048	$84,414	$49,839
Consumer:
Residential mortgages	52,718	75,666	5,898	30,337
Home equity loans and lines of credit	86,332	82,664	15,241	37,755
RICs and auto loans	2,194,509	1,986,748	153,850	179,319
Personal unsecured loans	21,267	10,397	1,776	—
Other consumer	15,733	5,332	152	129
Total consumer loans	$2,370,559	$2,160,807	$176,917	$247,540
Total non-accrual loans	$2,884,449	$2,340,855	$261,331	$297,379

OREO	24,246	4,437	—	—
Repossessed vehicles	265,368	229,531	—	—
Foreclosed and other repossessed assets	1,666	1,128	—	—
Total OREO and other repossessed assets	$291,280	$235,096	$—	$—
Total non-performing assets	$3,175,729	$2,575,951	$261,331	$297,379
(1) Interest income recognized on nonaccrual loans was $206.0 million and $165.0 million for the year ended December 31, 2023 and December 31, 2022, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (2)	$98,799	$62,645	$161,444	$8,586,100	$8,747,544	$—
C&I (1)	54,367	12,260	66,627	11,246,726	11,313,353	—
Multifamily (4)	—	62,391	62,391	10,495,778	10,558,169	—
Other commercial	48,075	3,260	51,335	7,424,778	7,476,113	—
Consumer:
Residential mortgages (3)	99,171	47,019	146,190	4,689,491	4,835,681	—
Home equity loans and lines of credit	36,297	71,936	108,233	2,340,221	2,448,454	—
RICs and auto loans	5,393,627	558,208	5,951,835	37,753,524	43,705,359	—
Personal unsecured loans	84,379	44,389	128,768	3,933,932	4,062,700	7,947
Other consumer	2,213	345	2,558	57,396	59,954	—
Total	$5,816,928	$862,453	$6,679,381	$86,527,946	$93,207,327	$7,947
(1) C&I loans includes $131.4 million of LHFS at December 31, 2023.
(2) CRE loans includes no LHFS at December 31, 2023.
(3) Residential mortgages include $19.5 million of LHFS at December 31, 2023.
(4) Multifamily loans include $9.3 million of LHFS at December 31, 2023.

As of:	December 31, 2022
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE (2)	$6,971	$3,972	$10,943	$7,971,986	$7,982,929	$—
C&I (1)	48,763	21,884	70,647	14,827,803	14,898,450	—
Multifamily	21,423	—	21,423	9,608,000	9,629,423	—
Other commercial	34,071	2,506	36,577	7,945,530	7,982,107	—
Consumer:
Residential mortgages (3)	76,167	68,237	144,404	5,059,007	5,203,411	—
Home equity loans and lines of credit	37,192	64,107	101,299	2,901,505	3,002,804	—
RICs and auto loans	4,581,952	345,316	4,927,268	39,649,918	44,577,186	—
Personal unsecured loans	42,691	18,620	61,311	4,007,537	4,068,848	3,719
Other consumer	3,752	386	4,138	88,588	92,726	—
Total	$4,852,982	$525,028	$5,378,010	$92,059,874	$97,437,884	$3,719
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2023	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2023(1)	2022	2021	2020	2019	Prior	Total (3)
CRE
Pass	$353,350	$1,947,060	$1,800,140	$1,108,882	$674,347	$1,343,095	$7,226,874
Special mention	3,747	178,287	145,212	102,550	245,385	114,666	789,847
Substandard	—	112,872	188,061	63,806	85,138	232,168	682,045
Doubtful	—	—	—	—	48,778	—	48,778
Total CRE	$357,097	$2,238,219	$2,133,413	$1,275,238	$1,053,648	$1,689,929	$8,747,544
Current period gross write-offs - CRE	$—	$—	$37,982	$—	$28,626	$8,637	$75,245
C&I
Pass	$1,073,864	$2,930,616	$1,941,561	$1,002,562	$993,395	$1,923,607	$9,865,605
Special mention	6,256	96,218	4,695	2,668	10,686	139,360	259,883
Substandard	100	14,786	82,563	70,458	50,881	230,798	449,586
N/A	272,220	259,671	126,449	41,229	32,916	5,794	738,279
Total C&I	$1,352,440	$3,301,291	$2,155,268	$1,116,917	$1,087,878	$2,299,559	$11,313,353
Current period gross write-offs - C&I	$3,440	$20,806	$12,749	$5,012	$11,287	$19,224	$72,518
Multifamily
Pass	$1,147,959	$3,000,968	$1,358,513	$949,385	$1,422,205	$1,289,127	$9,168,157
Special mention	116,789	107,137	101,850	—	160,535	72,513	558,824
Substandard	—	302,057	128,023	61,041	172,983	167,084	831,188
Total multifamily	$1,264,748	$3,410,162	$1,588,386	$1,010,426	$1,755,723	$1,528,724	$10,558,169
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$1,267	$2,684	$3,951
Remaining commercial
Pass	$3,154,497	$1,598,202	$1,157,726	$491,229	$248,309	$811,827	$7,461,790
Special mention	—	355	3,624	—	—	1,410	5,389
Substandard	283	2,262	1,524	765	311	3,789	8,934
Total remaining commercial	$3,154,780	$1,600,819	$1,162,874	$491,994	$248,620	$817,026	$7,476,113
Current period gross write-offs - Remaining commercial	$205	$—	$27	$—	$—	$6,211	$6,443
Total commercial loans
Pass	$5,729,670	$9,476,846	$6,257,940	$3,552,058	$3,338,256	$5,367,656	$33,722,426
Special mention	126,792	381,997	255,381	105,218	416,606	327,949	1,613,943
Substandard	383	431,977	400,171	196,070	309,313	633,839	1,971,753
Doubtful	—	—	—	—	48,778	—	48,778
N/A	272,220	259,671	126,449	41,229	32,916	5,794	738,279
Total commercial loans	$6,129,065	$10,550,491	$7,039,941	$3,894,575	$4,145,869	$6,335,238	$38,095,179
Current period gross write-offs - Total commercial	$3,645	$20,806	$50,758	$5,012	$41,180	$36,756	$158,157
(1)Loans originated during the year ended December 31, 2023.
(2)Includes $140.7 million of LHFS at December 31, 2023.
(3)Includes $126.6 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of December 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$1,075,125	$763,677	$445,542	$193,922	$120,752	$61,909	$2,660,927	6.1%
<600	5,578,707	4,219,184	2,791,141	1,093,652	778,438	458,350	14,919,472	34.1%
600-639	3,324,732	2,483,763	1,324,435	439,996	303,441	138,715	8,015,082	18.3%
640-679	2,535,908	1,567,064	718,649	234,883	169,431	69,668	5,295,603	12.1%
680-719	1,754,195	1,092,896	612,871	268,978	159,209	39,934	3,928,083	9.0%
720-759	1,052,128	830,476	583,392	256,724	122,537	24,692	2,869,949	6.6%
>=760	1,574,026	1,847,059	1,644,605	654,214	267,443	28,896	6,016,243	13.8%
Total	$16,894,821	$12,804,119	$8,120,635	$3,142,369	$1,921,251	$822,164	$43,705,359	100.0%
Current period gross write-offs - RICs and auto loans	$479,992	$1,943,905	$1,052,016	$366,896	$245,621	$194,308	$4,282,738
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2022	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO (2)	$1,390,089	$773,434	$385,534	$236,876	$120,243	$81,560	$2,987,736	6.7%
<600	6,427,169	4,479,653	2,120,477	1,418,891	757,190	399,144	15,602,524	35.0%
600-639	3,801,538	2,142,540	878,099	570,636	264,720	102,409	7,759,942	17.4%
640-679	2,448,101	1,179,222	472,424	331,659	130,650	48,128	4,610,184	10.3%
680-719	1,697,816	976,206	468,800	305,602	83,361	23,223	3,555,008	8.0%
720-759	1,278,530	903,964	431,123	238,012	56,054	13,263	2,920,946	6.6%
>=760	2,768,085	2,574,030	1,125,216	570,140	86,202	17,173	7,140,846	16.0%
Total	$19,811,328	$13,029,049	$5,881,673	$3,671,816	$1,498,420	$684,900	$44,577,186	100.0%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal unsecured loans

As of December 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$8,080	$—	$—	$—	$—	$49	$8,129	0.2%
<600	40	62	57	35	32	2,883	3,109	0.1%
600-639	7,634	11,300	1,205	418	390	5,752	26,699	0.7%
640-679	175,427	228,631	30,445	3,442	2,479	31,341	471,765	11.6%
680-719	610,259	599,431	154,687	10,264	5,721	69,897	1,450,259	35.6%
720-759	511,424	444,493	181,398	15,625	5,847	70,518	1,229,305	30.3%
>=760	350,721	274,043	148,550	20,357	6,020	73,743	873,434	21.5%
Total	$1,663,585	$1,557,960	$516,342	$50,141	$20,489	$254,183	$4,062,700	100.0%
Current period gross write-offs - Personal unsecured loans	$30,001	$179,550	$75,237	$4,837	$2,205	$5,621	$297,451
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2022	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2022(1)	2021	2020	2019	2018	Prior	Total	Percent
No FICO (2)	$9,044	$—	$—	$—	$—	$73	$9,117	0.2%
<600	33	8	22	19	43	1,605	1,730	—%
600-639	18,430	1,745	629	790	383	4,164	26,141	0.6%
640-679	392,980	60,170	4,378	5,043	3,324	17,075	482,970	11.9%
680-719	1,031,643	323,917	15,944	11,089	11,223	37,198	1,431,014	35.2%
720-759	763,711	379,947	31,863	11,469	13,827	30,402	1,231,219	30.3%
>=760	475,647	320,992	41,359	11,060	12,688	24,911	886,657	21.9%
Total	$2,691,488	$1,086,779	$94,195	$39,470	$41,488	$115,428	$4,068,848	100.1%
(1)    Loans originated during the year ended December 31, 2022.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-FICO and LTV Ratio

For both residential and home equity loans, loss severity assumptions are incorporated in the loan and lease loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience within various current LTV bands within these portfolios. LTVs are refreshed quarterly by applying Federal Housing Finance Agency Home price index changes at a state-by-state level to the last known appraised value of the property to estimate the current LTV. The Company's CECL loss calculation incorporates the refreshed LTV information to update the distribution of defaulted loans by LTV as well as the associated LGD for each LTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which, the Company believes the additional expense is warranted.

FICO scores are refreshed quarterly, where possible. The indicators disclosed represent the credit scores for loans as of the date presented based on the most recent assessment performed.

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2023	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2023(1)	2022	2021	2020	2019	Prior	Grand Total	Revolving Loans
LTV Ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,156	$2,156	$—
<= 70%	—	190,214	1,024,024	880,476	590,828	1,977,309	4,662,851	—
70.01% - 110%	—	83,925	61,624	—	—	5,287	150,836	—
Greater than 110%	—	—	—	—	—	375	375	—
Total residential mortgages	$—	$274,139	$1,085,648	$880,476	$590,828	$1,985,127	$4,816,218	$—

FICO Scores
No FICO score available	$—	$—	$—	$—	$—	$2,926	$2,926	$—
<600	—	9,909	15,601	13,053	30,094	109,302	177,959	—
600-679	—	20,516	43,327	32,157	51,103	189,585	336,688	—
680-759	—	83,098	256,737	202,173	160,961	517,085	1,220,054	—
>=760	—	160,616	769,983	633,093	348,670	1,166,229	3,078,591	—
Total residential mortgages	$—	$274,139	$1,085,648	$880,476	$590,828	$1,985,127	$4,816,218	$—
Current period gross write-offs - Residential mortgages	$—	$33	$22	$—	$16	$182	$253

Home equity
LTV Ratios
No LTV available (2)	$—	$1,577	$3,904	$3,848	$3,747	$53,593	$66,669	$42,375
<= 70%	—	43,661	168,205	179,258	230,879	1,737,887	2,359,890	2,285,157
70.01% - 110%	—	3,742	1,968	—	23	13,630	19,363	16,576
Greater than 110%	—	607	156	—	—	1,769	2,532	2,532
Total home equity	$—	$49,587	$174,233	$183,106	$234,649	$1,806,879	$2,448,454	$2,346,640

FICO Scores
No FICO score available	$—	$703	$2,471	$2,597	$3,328	$52,044	$61,143	$36,854
<600	—	430	2,774	3,942	6,652	126,607	140,405	123,232
600-679	—	3,325	8,624	9,080	24,357	215,826	261,212	242,747
680-759	—	16,781	60,151	61,256	73,166	576,663	788,017	771,495
>=760	—	28,348	100,213	106,231	127,146	835,739	1,197,677	1,172,312
Total home equity	$—	$49,587	$174,233	$183,106	$234,649	$1,806,879	$2,448,454	$2,346,640
Current period gross write-offs - Home equity	$—	$—	$—	$253	$17	$1,330	$1,600
(1) Loans originated during the year ended December 31, 2023. The Company ceased origination of new residential mortgage and home equity loans in 2022.
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
(4) Excludes LHFS.

During the year ended December 31, 2023, the Company reported $4.8 million in gross charge-offs related to other consumer portfolios.

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

When estimating the ACL, the Company uses a statistical methodology based on an expected credit loss approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses. This methodology generally does not change when loans are modified. However, the Company monitors credit quality indicators and delinquency, and adjusts the allowance as those factors change. The Company generally uses a DCF approach for large impaired commercial loans. For all collateral-dependent loans, the Company measures the ACL as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. Refer to Note 1 for more information on the ACL.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Payment Deferral Only
	Year ended
	December 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
CRE	$102,760	1.17%
C&I	71,145	0.63%
Multifamily	24,144	0.23%
Consumer:
RICs and auto loans	815,506	1.87%
Total	$1,013,555	1.09%

	All Other Modifications
	Year ended
	December 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
CRE	$73,523	0.84%
C&I	4,569	0.04%
Multifamily	8,919	0.08%
Other commercial	348	0.01%
Consumer:
Residential mortgages	4,537	0.09%
Home equity loans and lines of credit	5,730	0.23%
RICs and auto loans	299,051	0.68%
Total	$396,677	0.43%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

RICs and auto loans	All other modification types	Provides reduction in interest rate and maturity date extension of up to 36 months beyond the current maturity date resulting in reduction to monthly payment.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the current period:

	Amortized Cost
	As of December 31, 2023
(in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$156,412	$12,727	$7,144
C&I	71,327	4,196	191
Multifamily	24,527	—	8,536
Other commercial	348	—	—
Consumer:
Residential mortgages	3,879	151	507
Home equity loans and lines of credit	5,211	333	186
RICs and auto loans	724,752	358,395	31,410
Total	$986,456	$375,802	$47,974

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Refer to Note 1 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the period before default due to the borrower's financial difficulty:

	Amortized Cost
	Year ended
	December 31, 2023
	Payment deferral	All other modification types
(in thousands)
Commercial:
CRE	$7,144	$—
C&I	843	607
Multi-family	8,536	—
Consumer:
Residential mortgages	—	507
Home equity loans and lines of credit	—	186
RICs and auto loans	56,512	33,702
Total	$73,035	$35,002

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Loans

Prior to the adoption of ASU 2022-02 (as discussed in Note 1), the Company followed the TDR guidance effective at the time. The following table summarizes the Company’s performing and non-performing TDRs at the date indicated:

(in thousands)	December 31, 2022

Performing	$2,694,007
Non-performing	478,431
Total (1)	$3,172,438
(1) Excludes LHFS.

TDR Activity by Class of Financing Receivable
The Company's modifications consist primarily of term extensions. The following tables detail the activity of TDRs for period indicated:

	Year ended December 31, 2022
(dollars in thousands)	Number of Contracts	Pre-TDR Recorded Investment (1)	Post-TDR Recorded Investment (2)
Commercial:
CRE	46	$7,883	$7,883
C&I	320	13,718	13,734
Multi-family	17	7,168	7,168
Other commercial	15	229	229
Consumer:
Residential mortgages (3)	24	6,503	6,501
Home equity loans and lines of credit	79	10,004	10,424
RICs and auto loans	46,904	862,061	861,701
Personal unsecured loans	1	23	23
Other consumer	1	1,250	1,250
Total	47,407	$908,839	$908,913
(1) Pre-TDR modification amount is the month-end balance prior to the month in which the modification occurred.
(2) Post-TDR modification amount is the month-end balance for the month in which the modification occurred.
(3) The post-TDR modification amounts for residential mortgages exclude interest reserves.

	Year ended December 31, 2021
(dollars in thousands)	Number of Contracts	Pre-TDR Recorded Investment (1)	Post-TDR Recorded Investment (2)

Commercial:
CRE	16	$52,090	$52,090
C&I	457	47,711	47,770
Multifamily	3	33,351	33,351
Other commercial	194	14,906	14,906
Consumer:
Residential mortgages	395	108,859	108,607
Home equity loans and lines of credit	557	85,358	85,837
RICs and auto loans	80,590	1,602,522	1,609,358
Personal unsecured loans	141	1,887	1,870
Other consumer	24	727	717
Total	82,377	$1,947,411	$1,954,506
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

	Year ended December 31,
	2022		2021
(dollars in thousands)	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial
CRE	—	$—	2	$1,182
C&I	—	—	109	11,269
Multifamily	—	—	—	—
Other commercial	1	$11	1	17
Consumer:
Residential mortgages	82	$28,945	105	33,689
Home equity loans and lines of credit	43	5,684	26	2,378
RICs and auto loans	5,406	96,671	18,659	362,157
Personal unsecured loans	14	196	17	254
Other consumer	2	57	8	198
Total	5,548	$131,564	18,927	$411,144
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Leased vehicles	$17,548,952	$18,241,836
Less: accumulated depreciation	(3,546,875)	(3,699,350)
Depreciated net capitalized cost	$14,002,077	$14,542,486
Manufacturer subvention payments, net of accretion	(593,004)	(447,009)
Unamortized origination fees and other costs	373,767	170,435
Leased vehicles, net	$13,782,840	$14,265,912
Commercial equipment vehicles and aircraft, gross	$—	$2,221
Less: accumulated depreciation	—	(1,022)
Commercial equipment vehicles and aircraft, net	$—	$1,199
Total operating lease assets, net	$13,782,840	$14,267,111

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2023 (in thousands):

2024	$2,036,671
2025	1,302,203
2026	564,243
2027	21,392
2028	—
Thereafter	—
Total	$3,924,509

During the years ended December 31, 2023, 2022 and 2021, the Company recognized $66.3 million, $84.8 million, and $443.8 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2023	December 31, 2022
Land	$75,213	$77,143
Office buildings	153,643	159,766
Furniture, fixtures, and equipment	665,164	651,153
Leasehold improvement	641,205	621,114
Computer software	1,714,667	1,442,351
Automobiles and other	26,289	17,700
Total premises and equipment	3,276,181	2,969,227
Less accumulated depreciation	(2,289,093)	(2,058,750)
Total premises and equipment, net	$987,088	$910,477

NOTE 5. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $269.9 million, $244.7 million, and $243.6 million for the year ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023 the Company sold fourteen (14) properties. The Company received net proceeds of $10.2 million from the sales, with a net gain of $5.1 million. The carrying value of these properties was $5.1 million. In 2022, the Company sold twenty (20) properties. The Company received net proceeds of $11.9 million from the sales, with a net gain of $7.6 million. The carrying value of these properties was $4.3 million. In 2021, the Company sold seven (7) properties. The Company received net proceeds of $6.4 million from the sales, with a net gain of $3.5 million. The carrying value of these properties was $2.9 million. In addition to the seven properties sold in 2021, the Company completed the sale of SBC, including its fixed assets.

During the year ended December 31, 2023, 2022, and 2021, the Company recorded impairment of capitalized assets in the amount of $3.6 million, $25.2 million, and $11.2 million, respectively. These were primarily related to capitalized software assets removed from service prior to the end of their useful life.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the roll-forward of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
Goodwill at December 31, 2022	$1,238,676	$159,027	$52,198	$1,015,130	$302,701	$2,767,732
Deferred tax acquisition adjustment	—	—	—	—	(1,067)	(1,067)
Goodwill at December 31, 2023	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665
During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. During the year ended December 31, 2023 and December 31, 2022, there were no other additions, re-allocations, impairments, or disposals of goodwill.

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Per the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded carrying value by 10% or more, except for CRE, which was approximately 5%.

Based on its goodwill impairment analysis performed as of October 1, 2023, the Company concluded that there was no impairment necessary for the CRE reporting unit (which is comprised of approximately 70% of multi-family loans and multifamily construction loans and 30% of other CRE loans). The valuation considered multiple financial planning scenarios, representing different market recovery profiles. The goodwill allocated to this reporting unit has become more sensitive to an impairment as the valuation is highly correlated to loan re-pricing as a result of the higher interest rate environment and occupancy rates of other CRE assets. If the reporting unit’s operating environment continues to decline in the foreseeable future, there is an increased risk of an impairment.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated.

	December 31, 2023		December 31, 2022
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$236,958	$(233,042)	$260,458	$(209,542)
Stellantis relationship	5,436	(133,314)	10,261	(128,489)
Other intangibles	44,765	(47,539)	55,914	(66,695)
Total intangibles subject to amortization	$287,159	$(413,895)	$326,633	$(404,726)

At December 31, 2023 and December 31, 2022, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $39.5 million, $51.4 million and $44.7 million for the year ended December 31, 2023, 2022, and 2021, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2024	$37,900
2025	34,783
2026	32,492
2027	28,646
2028	26,340
Thereafter	126,998

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease ROU assets	$435,633	$532,667
Deferred tax assets	234,309	221,602
Accrued interest receivable	827,704	685,229
Derivative assets at fair value	1,090,194	1,390,218
Other real estate owned and other repossessed assets	291,280	235,096
Equity method investments	306,313	265,392
MSRs	94,266	107,383
Income tax receivables	478,305	400,063
Prepaid expense	242,273	223,815
Miscellaneous assets and receivables	583,607	684,985
Total Other assets	$4,583,884	$4,746,450

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

For the years ended December 31, 2023, 2022, and 2021, operating lease expenses were $154.5 million, $153.8 million, and $140.8 million, respectively. Sublease income was $4.0 million, $4.0 million, and $4.4 million, for the years ended December 31, 2023, 2022, and 2021, respectively. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

NOTE 7. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2023	Total Operating leases
(in thousands)
2024	$140,563
2025	117,066
2026	88,332
2027	76,079
2028	42,079
Thereafter	91,757
Total lease liabilities	$555,876
Less: Interest	(44,476)
Present value of lease liabilities	$511,400

Supplemental Balance Sheet Information	December 31, 2023	December 31, 2022
Operating lease ROU assets	$435,633	$532,667
Other liabilities	$511,400	$607,432
Weighted-average remaining lease term (years)	5.6	6.0
Weighted-average discount rate	3.1%	3.0%

	Year ended December 31,
Other Information	2023	2022
	(in thousands)
Operating cash flows from operating leases (1)	$(152,292)	$(146,133)
Leased assets obtained in exchange for new operating lease liabilities	$45,312	$135,394
(1) Activity is included within the net change in other liabilities on the SCF.

The remainder of Other assets is comprised of:

•Deferred tax asset - Refer to Note 17 of these Consolidated Financial Statements for more information on tax-related activities.
•Accrued interest receivable - Includes accrued interest receivable on the Company's investments, loans, and other interest-earning portfolios.
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
•Prepaid expenses includes advanced payments for cloud-based hosting, prepaid taxes, and outside services.
•Miscellaneous assets and receivables includes investment and capital market receivables, subvention receivables, derivatives trading receivables, and unapplied payments.

The Company had ROU assets and lease liabilities with Santander, which did not eliminate in consolidation, for the rental of certain office space. At December 31, 2023 and 2022, the amounts of the ROU assets and lease liabilities were immaterial. Payments to Santander during the year ended December 31, 2023 were negligible. Payments during the years ended December 31, 2022 and 2021 were $5.8 million and $5.9 million, respectively.

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Assets
Restricted cash	$864,464	$923,485
LHFI	25,144,797	27,138,450
Operating lease assets, net (1)	13,782,840	14,267,111
Various other assets	637,987	716,707
Total Assets	$40,430,088	$43,045,753
Liabilities
Notes payable	$25,087,655	$31,582,685
Various other liabilities	119,280	137,989
Total Liabilities	$25,206,935	$31,720,674
(1) As noted above, all leased vehicles are originated through a titling trust. At December 31, 2023 and December 31, 2022, $7.8 billion and $4.8 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of December 31, 2023 and December 31, 2022, the Company was servicing $28.7 billion and $31.9 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021
Assets securitized	$12,800,355	$21,141,471	$22,023,982

Net proceeds from new securitizations (1)	$8,335,877	$14,796,827	$19,353,730
Net proceeds on retained bonds	1,553,830	2,674,884	241,233
Cash received for servicing fees (2)	926,136	942,993	956,291
Net distributions from Trusts (2)	2,915,148	3,734,402	5,645,995
Total cash received from Trusts	$13,730,991	$22,149,106	$26,197,249
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

In November 2023, the Company sold all of the equity certificates of an on-balance sheet Trust to a new off-balance sheet Trust established in 2023. This new off-balance sheet Trust issued debt and equity tranches to third-party investors with the exception of a 5% share of each new tranche purchased by the Company. In addition, the Company sold all of its debt that had been held from the on-balance sheet Trust to a third party. The Company’s sale of this debt and equity from the on-balance sheet Trust resulted in the Company no longer being identified as the primary beneficiary and the subsequent de-recognition of the assets and liabilities of the on-balance sheet Trust from its Consolidated Balance Sheets. As a result of these transactions, the Company recognized an immaterial loss in its Consolidated Statements of Operations. During the year ended December 31, 2023, there were no other sales of gross RICs to third party investors in off-balance sheet securitizations.

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

The Company was servicing gross RICs that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call as follows at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Related party SPAIN securitizations	$—	$200,320
Third-party serviced securitizations	973,920	1,088,580
Total serviced for other portfolio	$973,920	$1,288,900

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2023	2022	2021
Receivables securitized (1)	—	—	1,891,278

Net proceeds from new securitizations	—	—	1,779,532
Cash received for servicing fees	$8,512	$19,735	30,952
Total cash received from Trusts (2)	$8,512	$19,735	$1,810,484
(1) Represents the UPB at the time of original securitization.
(2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 8. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at December 31, 2023 was $29.7 million and $2.8 million of debt and equity investments, respectively, compared to $52.0 million and $2.0 million at December 31, 2022. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Consolidated Financial Statements.

As discussed in Note 1 to these Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in a Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. At December, 31, 2023, the Structured LLC had a fair value of $1.1 billion, and is reported as an AFS debt security. SBNA will service the assets in the portfolio and will be paid a market rate servicing fee by the Structured LLC. For the year ended December 31, 2023, there were no material cash flows from the servicing of the assets.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,591,982	15.0%	$12,950,737	16.4%
Non-interest-bearing demand deposits	15,504,947	20.1%	18,082,061	22.9%
Savings	4,428,281	5.7%	5,282,259	6.7%
Customer repurchase accounts	238,523	0.3%	338,421	0.4%
Money market	25,361,575	33.0%	29,369,827	37.0%
CDs	19,947,868	25.9%	13,105,236	16.6%
Total deposits (1)	$77,073,176	100.0%	$79,128,541	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.4 billion and $5.9 billion at December 31, 2023 and December 31, 2022, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $107.6 million and $150.0 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023 and December 31, 2022, the Company had $5.6 billion and $2.9 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $40.0 million from the FHLB of Pittsburgh at December 31, 2023 used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

Interest expense on deposits and other customer accounts is summarized as follows:

	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest-bearing demand deposits	$148,044	$28,303	$5,973
Savings	9,143	2,421	2,021
Customer repurchase accounts	1,939	245	262
Money market	654,425	172,317	55,463
CDs	730,635	101,248	23,384
Total interest expense on deposits	$1,544,186	$304,534	$87,103

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2023 as scheduled to mature contractually:

(in thousands)
Three months or less	$5,216,013
Over three through six months	1,619,437
Over six through twelve months	2,424,702
Over twelve months	1,360,334
Total	$10,620,486

The following table sets forth the maturity of all the Company's CDs at December 31, 2023 as scheduled to mature contractually:

(in thousands)
2024	$17,915,349
2025	1,983,425
2026	32,408
2027	10,672
2028	3,512
Thereafter	2,502
Total	$19,947,868

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2023 were $44.1 billion, compared to $43.6 billion at December 31, 2022. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the year ended December 31, 2023, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.50% fixed-to-floating rate senior notes due March 2029, $500 million in aggregate principal amount of its 6.57% fixed-to-floating rate senior notes due June 2029, and $500 million in aggregate principal amount of 7.66% fixed-to-floating rate senior notes due November 2031. Additionally, the Bank issued $131.6 million of credit-linked notes due February 2052, $115.5 million of credit-linked notes due June 2033 and $207.8 million of credit-linked notes due December 2033. The notes contain a financial guarantee on a reference pool of mortgage loans and auto loans, respectively, owned by the Company. The Company also completed on-balance sheet securitization transactions of $6.6 billion on its SDART platform, of which it retained approximately $842.7 million in interests in the VIE and issued $2.1 billion of amortizing notes on its SCARF platform. The Company completed its first on-balance sheet securitization on its SBALT platform in the amount of approximately $1.2 billion, of which it retained approximately $161.5 million in interests in the VIE.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the year ended December 31, 2023, the Company paid approximately $214.2 million to purchase some of its debt related to on-balance sheet securitizations, resulting in a gain of $11.3 million which is reported as Other miscellaneous income within Miscellaneous income, net.

In January 2024, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.17% fixed-to-floating rate senior notes due January 2030. Also in January 2024, our auto business completed an on-balance sheet securitization transaction of $1.5 billion on its SDART platform, of which it retained approximately $122.3 million in interests in the VIE, and an on-balance sheet securitization on its SBALT platform in the amount of approximately $1.7 billion, of which it retained approximately $237.5 million in interests in the VIE. In February 2024, our auto business completed an on-balance sheet securitization of $1.1 billion on its DRIVE platform, of which it retained $164.0 million in interests in the VIE.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2023		December 31, 2022
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
2.88% senior notes due January 2024 (1)	$—	—%	$750,000	2.88%
3.50% senior notes due June 2024	999,559	3.50%	998,567	3.60%
3.45% senior notes due June 2025	998,329	3.45%	997,135	3.58%
4.26% senior notes due June 2025	499,634	4.43%	498,826	4.36%
4.50% senior notes due July 2025	1,098,937	4.50%	1,098,287	4.56%
Senior notes due April 2026 (2)	433,450	6.02%	433,396	3.63%
5.81% senior sustainability notes due September 2026	499,082	5.92%	498,697	5.90%
3.24% senior notes due October 2026	930,768	3.24%	924,692	3.97%
6.89% senior notes due June 2027 (1)	750,000	6.89%	—	—%
4.40% senior notes due July 2027	1,049,641	4.40%	1,049,601	4.40%
2.49% senior notes due January 2028	997,582	2.57%	996,691	2.56%
6.50% senior notes due March 2029	996,580	6.59%	—	—%
6.57% senior notes due June 2029	498,034	6.67%	—	—%
7.66% senior notes, due November 2031	497,797	7.73%	—	—%
2.88% subordinated notes due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
Total Parent Company borrowings	11,249,393		9,245,892
Subsidiaries
Short-term borrowing due within one year, maturing thru January 2023	$—	—%	$234,581	3.05%
Short-term borrowing due within one year, maturing thru March 2024	427,531	4.66%	—	—%
FHLB advances, maturing through April 2027	6,584,791	5.04%	4,000,000	4.65%
Credit-linked notes due December 2031 (3)	89,812	3.51%	170,563	2.84%
Credit-linked notes due May 2032 (4)	214,941	7.25%	383,485	6.51%
Credit-linked notes due August 2032 (5)	188,282	9.12%	329,774	7.93%
Credit-linked notes due December 2032 (6)	246,497	10.16%	385,279	9.19%
Credit-linked notes due June 2033 (7)	89,787	10.26%	—	—%
Credit Linked Notes due December 2033 (8)	206,033	9.24%	—	—%
Credit-linked notes due February 2052 (9) (11)	118,246	11.92%	—	—%
6.98% Senior Notes, due October 2025 (1)	2,000,000	6.98%	—	—%
Warehouse lines maturing through November 2025(10)	3,618,378	6.93%	3,953,800	5.88%
Secured structured financings maturing through December 2031	19,110,360	0.48% -7.69%	24,884,899	0.48% - 5.72%
Total subsidiary borrowings and other debt obligations	32,894,658		34,342,381
Total Parent Company and subsidiaries' borrowings and other debt obligations	$44,144,051		$43,588,273
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
(8) Issued in December 2023 in the amount of $207.8 million. Notes are tied to the performance of a $2.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $62.3 million.
(9) Issued in January 2023 in the amount of $131.6 million. Notes are tied to the performance of a $2.5 billion original reference pool of SBNA residential mortgage loans. The contractual residual amount is $5.1 million.
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

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	December 31, 2023
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due January 2025	$300,478	$500,000	6.69%	$414,109	$534
Warehouse line due January 2025	622,800	1,000,000	5.62%	915,622	2,565
Warehouse line due April 2025	484,200	1,000,000	7.00%	755,427	—
Warehouse line due July 2025	293,800	1,000,000	7.77%	352,779	4,741
Warehouse line due July 2025	29,500	500,000	11.20%	46,192	—
Warehouse line due October 2025	1,387,700	2,100,000	6.99%	2,016,085	64
Warehouse line due November 2025	499,900	500,000	7.69%	721,788	—
Total credit facilities	$3,618,378	$6,600,000	6.93%	$5,222,002	$7,904

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	December 31, 2023
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through December 2031(1)	$15,624,345	$48,980,045	0.48% - 7.69%	$24,535,492	$851,502
Privately issued amortizing notes maturing on various dates through August 2030 (3)	3,486,015	10,350,027	2.17% - 6.73%	5,916,457	5,058
Total secured structured financings	$19,110,360	$59,330,072	0.48% - 7.69%	$30,451,949	$856,560
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

NOTE 10. BORROWINGS (continued)

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2023

(in thousands)
2024	$7,236,516
2025	10,081,993
2026	3,541,933
2027	6,053,584
2028	1,556,183
Thereafter	15,673,842
Total	$44,144,051

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (Loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year ended December 31, 2023			December 31, 2022		December 31, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$344,067	$(93,422)	$250,645
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	14,158	(3,658)	10,500
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	358,225	(97,080)	261,145	$(515,664)	$261,145	$(254,519)

Change in unrealized (losses)/gains on investments in debt securities	28,903	(26,395)	2,508
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities (2)	4,737	(1,224)	3,513
Net unrealized (losses)/gains on investments in debt securities	33,640	(27,619)	6,021	(796,572)	6,021	(790,551)
Pension and post-retirement actuarial gain / (loss)(3)	4,481	(1,192)	3,289	(23,787)	3,289	(20,498)
As of December 31, 2023	$396,346	$(125,891)	$270,455	$(1,336,023)	$270,455	$(1,065,568)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year ended December 31, 2022			December 31, 2021		December 31, 2022
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(615,144)	$162,939	$(452,205)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	20,601	(4,043)	16,558
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(594,543)	158,896	(435,647)	$(80,017)	$(435,647)	$(515,664)
Change in unrealized (losses)/gains on investments in debt securities	(1,009,786)	278,216	(731,570)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	18,542	(3,639)	14,903
Net unrealized gains/(losses) on investments in debt securities	(991,244)	274,577	(716,667)	(79,905)	(716,667)	(796,572)
Pension and post-retirement actuarial gain / (loss) (3)	6,014	(1,613)	4,401	(28,188)	4,401	(23,787)
As of December 31, 2022	$(1,579,773)	$431,860	$(1,147,913)	$(188,110)	$(1,147,913)	$(1,336,023)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2021			December 31, 2020		December 31, 2021
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(227,528)	$57,129	$(170,399)
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	15,870	(3,655)	12,215
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(211,658)	53,474	(158,184)	$78,167	$(158,184)	$(80,017)
Change in unrealized gains/(losses) on investments in debt securities	(252,439)	66,417	(186,022)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(14,481)	3,335	(11,146)
Net unrealized gains/(losses) on investments in debt securities	(266,920)	69,752	(197,168)	117,263	(197,168)	(79,905)
Pension and post-retirement actuarial gain / (loss) (3)	1,144	(197)	947	(29,135)	947	(28,188)
As of December 31, 2021	$(477,434)	$123,029	$(354,405)	$166,295	$(354,405)	$(188,110)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 12. MEZZANINE AND STOCKHOLDER'S EQUITY

At December 31, 2023, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions from Santander for the years ended December 31, 2023 or 2022.

Additional transactions with Santander during 2023 that are disclosed within the Consolidated Statements of Stockholder's Equity are shown net are disclosed within the table below:

Effect on Mezzanine and Stockholders Equity
(in thousands)
Dividends to Santander (1)	$(3,090,774)
Preferred equity issuance to Santander	1,500,000
2023 net effect on mezzanine and stockholders equity	$(1,590,774)
(1) Includes common and preferred dividends paid to Santander.

Preferred Stock Issuances

On December 19, 2023, the Company issued 500,000 shares of the Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends will accrue on a non-cumulative basis a rate of 8.17% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends on the Series G Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028. As of December 31, 2023, Santander was the sole holder of the Series G Preferred Stock.

On June 15, 2023, the Company issued 1,000,000 shares of the Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 15, 2028, dividends will accrue on a non-cumulative basis a rate of 9.38% per annum, payable quarterly in arrears. From and including June 15, 2028, dividends on the Series F Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028. As of December 31, 2023, Santander was the sole holder of the Series F Preferred Stock.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2023, Santander was the sole holder of the Series E Preferred Stock.

Share Repurchases

During the years ended December 31, 2023, 2022, and 2021, SC repurchased zero, $2.5 billion and $9.5 million of SC Common Stock. On January 31, 2022, SHUSA acquired all of the outstanding shares of SC Common Stock not already owned by SHUSA for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of that acquisition, Additional paid-in capital decreased by $591.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

NOTE 13. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 15 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Securities purchased under agreements to resell	$8,617,309	$10,064,717
Securities borrowed	1,621,405	2,359,362
Total	$10,238,714	$12,424,079

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2023	December 31, 2022
Securities sold under agreements to repurchase	$16,290,761	$15,382,819
Securities lending	25	—
Total	$16,290,786	$15,382,819

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

	December 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$41,237,731	$(32,620,422)	$8,617,309
Securities borrowed	1,621,405	—	1,621,405
Total	$42,859,136	$(32,620,422)	$10,238,714

	December 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$48,911,183	$(32,620,422)	$16,290,761
Securities lending	25	—	25
Total	$48,911,208	$(32,620,422)	$16,290,786
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2022
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$32,015,292	$(21,950,575)	$10,064,717
Securities borrowed	2,359,362	—	2,359,362
Total	$34,374,654	$(21,950,575)	$12,424,079

	December 31, 2022
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$37,333,394	$(21,950,575)	$15,382,819
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	December 31, 2023
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$22,917,780	$7,533,947	$13,777,859	$4,681,597	$48,911,183
Securities lending	25	—	—	—	25
Total	$22,917,805	$7,533,947	$13,777,859	$4,681,597	$48,911,208

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	December 31, 2023			December 31, 2022
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements
U.S. Treasury	$29,251,978	$—	$29,251,978	$22,477,916
Residential agency MBS	17,532,972	—	17,532,972	13,223,958
Corporate and other securities	2,126,233	25	2,126,258	1,631,520
Total	$48,911,183	$25	$48,911,208	$37,333,394

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

The Company’s capital markets, and mortgage banking activities are subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given time depends on the market environment and expectations of future price and market movements and will vary from period to period.

See Note 15 to these Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2023, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of December 31, 2023, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2023 and December 31, 2022, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $11.1 million and $14.6 million, respectively. The Company had $15.3 million and $7.3 million in cash and securities collateral posted to cover those positions as of December 31, 2023 and December 31, 2022, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.9 billion of AFS debt securities, using the portfolio layer method.

NOTE 14. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Debt securities AFS (Note 2)	$2,463,991	$2,500,000	$36,009	$39,199

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

The last of the hedges is scheduled to expire in March 2027. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2023, the Company estimated that approximately $81.0 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$192	$2,235	5.91%	9.90%	3.83
Interest rate swaps	6,650,000	38,712	7,716	2.02%	3.46%	3.01
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,422,700	$22,935	$120	5.38%	3.82%	2.53
Pay variable - receive fixed interest rate swaps	11,925,000	13,575	362,018	1.83%	1.64%	1.3
Interest rate floor	250,000	—	—	—%	—%	0.04
Total	$22,266,466	$75,414	$372,089	2.41%	2.51%	1.99

December 31, 2022
Fair value hedges:
Cross-currency swaps	$50,214	$534	$905	5.28%	8.37%	2.19
Interest rate swaps	2,500,000	43,814	4,615	3.66%	1.85%	2.74
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$250,000	$1,361	$—	4.30%	3.92%	3.00
Pay variable - receive fixed interest rate swaps	13,075,000	1,315	685,733	1.35%	3.56%	1.80
Interest rate floor	800,000	1	—	—%	—%	0.91
Total	$16,675,214	$47,025	$691,253	1.69%	3.16%	1.92

During 2018, 2019, and 2020, the Company entered into interest rate swap agreements with an aggregate notional amount of $2.2 billion. The interest rate swaps were to be used to hedge against variable rate debt and had maturity dates ranging from two to five years. In 2021, the Company de-designated the hedge relationships and terminated the swaps, resulting in a fair value adjustment of $6.5 million recorded as a reduction to interest expense. Amounts previously recorded in AOCI related to these interest rate swaps, totaling $50.6 million, are being reclassified into earnings over the term as the previously hedged cash flow impacts earnings. For the terminated swaps, SC reclassified $14.2 million previously recorded in AOCI into interest expense during the year ended December 31, 2023.

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

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management requirements related to foreign exchange and lending arrangements. These derivatives primarily consist of interest rate swaps, caps, floors, and foreign exchange contracts. Risk exposure from customer positions is managed through offsetting transactions with other dealers, including Santander. Refer to Note 21 for related party transactions.

Broker dealer activities

The Company uses exchange-traded options and futures, credit default swaps, and forward-settling securities trades as part of its trading business, as well as to actively manage risk exposures that arise from its trading in cash instruments.

Structured financing activities

In certain circumstances, the Company is required to hedge its interest rate risk on revolving credit and term borrowings related to its secured structured financings. The Company uses interest rate caps to satisfy these requirements and enters into offsetting option contracts.

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

Other derivative activities

Other derivative instruments primarily include forward contracts related to certain investment securities sales, loan sales, an OIS, and a total return swap on Visa, Inc. Class B common shares.

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Mortgage banking derivatives:
Mortgage servicing interest rate swaps	$662,000	$682,000	$14,634	$19,479	$31,304	$38,408
Total mortgage banking risk management	662,000	682,000	14,634	19,479	31,304	38,408

Customer-related derivatives:
Swaps receive fixed	15,017,998	14,372,637	26,731	4,111	687,505	939,118
Swaps pay fixed	15,005,503	14,465,930	708,642	970,795	26,366	8,687
Other	8,691,978	7,394,081	93,439	91,724	91,602	89,139
Total customer-related derivatives	38,715,479	36,232,648	828,812	1,066,630	805,473	1,036,944

Other derivative activities:
Foreign exchange contracts	11,518,594	6,552,782	54,722	69,423	62,842	70,583
Interest rate swap agreements	2,400,100	1,100,100	—	4,454	2	—
Interest rate cap agreements	2,313,672	3,071,578	76,019	143,197	—	—
Options for interest rate cap agreements	2,313,672	3,071,578	—	—	76,019	143,197
Other	48,543,537	43,519,111	42,657	61,736	126,968	65,614

Total	$106,467,054	$94,229,797	$1,016,844	$1,364,919	$1,102,608	$1,354,746

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Year ended December 31,
	Line Item	2023	2022	2021

Fair value hedges:
Cross-currency swaps	Net interest income	$(1,259)	$(1,326)	$655
Interest rate swaps	Net interest income	30,695	18,959	1,188
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	17,866	(20,867)	(31,280)
Pay variable receive-fixed interest rate swap	Interest income on loans	(445,892)	(96,113)	99,618
Interest rate floors	Interest income on loans	(436)	(752)	21,355
Other derivative activities:
Mortgage banking derivatives	Miscellaneous income, net	(2,467)	(39,862)	(14,782)
Customer-related derivatives	Miscellaneous income, net	7,814	20,112	5,859
Total return swap associated with sale of Visa, Inc. Class B shares
Foreign exchange	Miscellaneous income, net	24,177	14,744	29,547
Interest rate swaps, caps, and options	Miscellaneous income, net	(35,343)	(1,848)	96
Other	Miscellaneous income, net	(24,833)	116,441	(369)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $250.6 million, and losses of $452.2 million, and $170.4 million net of tax, for the years ended December 31, 2023, 2022, and 2021, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of $10.5 million, $16.6 million, and $12.2 million net of tax, for the years ended December 31, 2023, 2022, and 2021, respectively.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the applicable master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives, and cash collateral, may be eligible for offset on its Consolidated Balance Sheets.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (2)	Net Amount
December 31, 2023
Fair value hedges	$38,904	$—	$38,904	$(11,300)	$27,604
Cash flow hedges	36,510	—	36,510	(22,935)	13,575
Other derivative activities (1)	1,016,844	(2,064)	1,014,780	(170,835)	843,945
Total Derivative Assets	$1,092,258	$(2,064)	$1,090,194	$(205,070)	$885,124

December 31, 2022
Fair value hedges	$44,348	$—	$44,348	$—	$44,348
Cash flow hedges	2,677	—	2,677	—	2,677
Other derivative activities (1)	1,364,919	(21,726)	1,343,193	(259,734)	1,083,459
Total Derivative Assets	$1,411,944	$(21,726)	$1,390,218	$(259,734)	$1,130,484
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

NOTE 14. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
December 31, 2023
Fair value hedges	$9,951	$—	$9,951	$(1,064)	$8,887
Cash flow hedges	362,138	—	362,138	(140,968)	221,170
Other derivative activities (1)	1,102,608	(2,014)	1,100,594	(129,722)	970,872
Total Derivative Liabilities	$1,474,697	$(2,014)	$1,472,683	$(271,754)	$1,200,929

December 31, 2022
Fair value hedges	$5,520	$—	$5,520	—	$5,520
Cash flow hedges	685,733	—	685,733	$(302,935)	382,798
Other derivative activities (1)	1,354,746	(21,726)	1,333,020	(149,381)	1,183,639
Total Derivative Liabilities	$2,045,999	$(21,726)	$2,024,273	$(452,316)	$1,571,957
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

NOTE 15. FAIR VALUE (continued)

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

The Company's Market Risk Department approves the methodologies used in the estimations of fair value, including the Company's Level 3 assets and liabilities. Price validation procedures are performed, and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Financial assets:
U.S. Treasury securities	$25,409	$—	$—	$25,409	$218,439	$—	$—	$218,439
Corporate debt	—	31,590	—	31,590	—	370,491	—	370,491
ABS	—	510,663	—	510,663	—	504,018	—	504,018
Beneficial interest in Structured LLC	—	1,122,510	—	1,122,510	—	—	—	—
MBS	—	5,349,365	—	5,349,365	—	5,937,271	—	5,937,271
Investment in debt securities AFS (2)	$25,409	$7,014,128	$—	$7,039,537	$218,439	$6,811,780	$—	$7,030,219
Trading securities	1,637,908	6,329,031	936	7,967,875	1,229,279	4,634,676	369	5,864,324
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	2,112,292	—	2,112,292	—	234,169	—	234,169
RICs HFI (3)	—	—	13,888	13,888	—	—	20,924	20,924
LHFS (1)(4)	—	19,464	—	19,464	—	549	—	549
MSRs	—	—	94,266	94,266	—	—	107,383	107,383
Other assets - derivatives (2)	4,807	1,085,333	54	1,090,194	602	1,389,593	22	1,390,217
Total financial assets (5)	$1,668,124	$16,560,248	$109,144	$18,337,516	$1,448,320	$13,070,767	$128,698	$14,647,785
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$595,414	$—	$595,414	$—	$245,149	$—	$245,149
Trading liabilities	2,371,823	327,293	384	2,699,500	2,557,495	313,920	230	2,871,645
Other liabilities - derivatives (2)	5,914	1,466,119	650	1,472,683	448	2,021,593	2,232	2,024,273
Total financial liabilities	$2,377,737	$2,388,826	$1,034	$4,767,597	$2,557,943	$2,580,662	$2,462	$5,141,067
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
(4) Residential mortgage loans.
(5) Approximately $109.1 million of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 0.6% of total assets measured at fair value on a recurring basis and approximately 0.1% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023. Due to the limited day count between the acquisition and the end of the reporting period, the Company has determined this instrument's acquisition price approximates its fair value as of December 31, 2023. It is therefore considered Level 2.

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

NOTE 15. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At December 31, 2023 and December 31, 2022, the balance of these loans serviced for others was $8.3 billion and $9.2 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.7 million and $5.3 million, respectively, at December 31, 2023.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.6 million and $6.9 million, respectively, at December 31, 2023.

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

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 14 to these Consolidated Financial Statements for a discussion of derivatives activity.

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

	Year ended December 31, 2023					Year ended December 31, 2022
(in thousands)	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$20,924	$107,383	$(2,210)	$139	$126,236	$33,529	$79,107	$526	$—	$113,162
Gains/(losses) in earnings	—	(3,383)	1,614	(2,902)	(4,671)	—	41,194	(2,736)	—	38,458
Additions/Issuances	—	—	—	—	—	47	3,383	—	303	3,733
Transfer from Level 2	—	—	—	3,751	3,751	—	—	—		—
Settlements (1)	(7,036)	(9,734)	—	(436)	(17,206)	(12,652)	(16,301)	—	(164)	(29,117)
Balances, end of period	$13,888	$94,266	$(596)	$552	$108,110	$20,924	$107,383	$(2,210)	$139	$126,236
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$(3,383)	$1,614	$(2,902)	$(4,671)	$—	$41,194	$116	$—	$41,310
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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2023	Level 1	Level 2	Level 3	Balance at December 31, 2022
Impaired commercial LHFI	$—	$230,443	$41,432	$271,875	$—	$33,133	$51,794	$84,927
Foreclosed assets	—	24,588	—	24,588	—	4,108	—	4,108
Vehicle inventory	—	311,321	—	311,321	—	246,970	—	246,970
LHFS	—	—	140,655	140,655	—	—	99,006	99,006
Auto loans impaired due to bankruptcy	—	154,684	—	154,684	—	212,866	—	212,866
Goodwill	—	—	2,766,665	2,766,665	—	—	2,767,732	2,767,732

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

Foreclosed assets represent the recorded investment in assets taken during the period presented in foreclosure of defaulted loans and are primarily comprised of commercial and residential real properties and generally measured at fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of market value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market values of used cars.

The Company had LHFS portfolios of $140.7 million and $99.0 million at December 31, 2023 and December 31, 2022, respectively, that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of the collateral securing the loans.

NOTE 15. FAIR VALUE (continued)

The estimated fair value of goodwill is valued using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 6 for a description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year ended December 31,
(in thousands)	Statement of Operations Location	2023	2022	2021
Impaired LHFI	Credit loss expense / (benefit)	$16,166	$8,039	$(8,807)
Foreclosed assets	Miscellaneous income, net (1)	(298)	(78)	(368)
LHFS	Credit loss expense / (benefit)	4,021	77	—
LHFS	Miscellaneous income, net (1)	(2,231)	(9,759)	—
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	14,978	4,677	—
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at December 31, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
MSRs	$94,266	DCF	CPR (1)	0.00% - 100.00% (7.53%)
			Discount rate (2)	9.81%
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
(1), (2), (3) - See corresponding footnotes to the December 31, 2023 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	December 31, 2023					December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$13,118,428	$13,118,428	$13,118,428	$—	$—	$10,218,066	$10,218,066	$10,218,066	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	10,238,714	10,234,487	—	10,234,487	—	12,424,079	12,399,815	—	12,399,815	—
Investments in debt securities AFS	7,039,537	7,039,537	25,409	7,014,128	—	7,030,219	7,030,219	218,439	6,811,780	—
Investments in debt securities HTM	9,039,704	7,562,523	—	7,562,523	—	9,549,218	8,273,285	—	8,273,285	—
Trading securities and other investments (2)	7,967,875	7,967,874	1,637,908	6,329,030	936	5,864,324	5,864,324	1,229,279	4,634,676	369
LHFI, net	86,115,156	89,544,115	—	230,443	89,313,672	90,558,330	92,466,522	—	33,133	92,433,389
LHFS	160,118	160,119	—	19,464	140,655	99,555	99,555	—	549	99,006
Restricted cash	5,549,701	5,549,701	5,549,701	—	—	6,346,248	6,346,248	6,346,248	—	—
MSRs	94,266	94,266	—	—	94,266	107,383	107,383	—	—	107,383
Derivatives	1,090,194	1,090,194	4,807	1,085,333	54	1,390,217	1,390,217	602	1,389,593	22

Financial liabilities:
Deposits (1)	19,947,868	20,040,000	—	20,040,000	—	13,105,236	13,095,685	—	13,095,685	—
Federal funds purchased and securities loaned or sold under repurchase agreements	16,290,786	16,289,980	—	16,289,980	—	15,382,819	15,406,457	—	15,406,457	—
Trading liabilities	2,699,500	2,699,500	2,371,823	327,293	384	2,871,645	2,871,645	2,557,495	313,920	230
Borrowings and other debt obligations	44,144,051	44,107,856	—	36,998,432	7,109,424	43,588,273	42,837,678	—	34,092,868	8,744,810
Derivatives	1,472,683	1,472,683	5,914	1,466,119	650	2,024,273	2,024,273	448	2,021,593	2,232
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

NOTE 15. FAIR VALUE (continued)

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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At December 31, 2023, the fair value of the underlying collateral was $49.3 billion before netting of $32.6 billion, all of which was sold or re-pledged.

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

NOTE 15. FAIR VALUE (continued)

Deposits

For deposits with no stated maturity, such as non-interest-bearing and interest-bearing demand deposit accounts, savings accounts, and certain money market accounts, the carrying value approximates fair values. The fair value of fixed-maturity deposits is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities and have been classified as Level 2.

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

LHFS

At December 31, 2023 and 2022, the Company had LHFS for which the fair value option has been elected, primarily related to loans that are attributed to the CIB wholesale lending program or legacy loans from the acquisition of PCH.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2023			December 31, 2022
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS	$19,464	$19,389	$75	$549	$549	$—
RICs HFI	$13,888	$13,888	$—	$20,924	$21,358	$(434)
Nonaccrual loans	74	74	—	295	308	(13)
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	2,112,292	2,111,293	999	$234,169	$237,000	$(2,831)
Federal funds purchased and securities loaned or sold under repurchase agreements	595,414	595,142	272	245,149	250,000	(4,851)

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Year ended December 31,
(in thousands)	2023	2022	2021
Non-interest income:
Consumer and commercial fees	$349,357	$399,448	$437,041
Lease income	2,462,990	2,650,668	2,899,816
Capital market revenue	195,808	179,843	250,268
Miscellaneous income, net
Mortgage banking income, net	16,369	27,134	50,656
BOLI	68,479	61,151	60,091
Net gain on sale of operating leases	66,313	84,774	443,809
Asset and wealth management fees	245,403	252,900	235,561
(Loss) / gain on non-mortgage loans	(69,307)	(19,687)	(19,228)
Other miscellaneous income, net	(15,602)	74,490	79,692
Net gain / (loss) on sale of investment securities	145,039	18,542	14,481
Total Non-interest income	$3,464,849	$3,729,263	$4,452,187
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Year ended December 31,
(in thousands)	2023	2022	2021
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$123,988	$160,662	$178,196
Commission and trailer fees (2)	227,100	227,275	209,422
Interchange income, net (2)	72,450	71,672	73,195
Underwriting service fees (2)	144,668	86,725	157,506
Asset and wealth management fees (2)	110,637	151,749	143,151
Other revenue from contracts with customers (2)	20,586	44,844	41,444
Total in-scope of revenue from contracts with customers	699,429	742,927	802,914
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	155,534	171,249	197,228
Lease income	2,462,990	2,650,668	2,899,816
Other miscellaneous income, net (3)	1,857	145,877	537,748
Net gain / (loss) on sale of investment securities	145,039	18,542	14,481
Total out-of-scope of revenue from contracts with customers	2,765,420	2,986,336	3,649,273
Total non-interest income	$3,464,849	$3,729,263	$4,452,187
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year ended December 31,
(in thousands)	2023	2022	2021
Other expenses:
Amortization of intangibles	$39,477	$51,370	$44,749
Deposit insurance premiums and other expenses	140,221	44,786	34,506
Loss on debt extinguishment	—	235	—
Other administrative expenses	376,222	359,454	433,738
Other miscellaneous expenses	27,803	45,699	35,265
Total Other expenses	$583,723	$501,544	$548,258

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

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Current:
Foreign	$15,167	$5,588	$311
Federal	171,721	274,281	138,293
State	97,100	149,545	309,344
Total current	283,988	429,414	447,948

Deferred:
Foreign	—	—	(7)
Federal	(397,832)	(60,725)	704,337
State	(32,302)	(25,566)	(68,695)
Total deferred	(430,134)	(86,291)	635,635
Total income tax provision/(benefit)	$(146,146)	$343,123	$1,083,583

NOTE 17. INCOME TAXES (continued)

Reconciliation of Statutory and ETR

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2023, 2022, and 2021, respectively, to the Company's ETR for each of the years indicated:

	Year Ended December 31,
	2023	2022	2021

Federal income tax at statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(2.2)%	—%	0.1%
Tax-exempt income	(0.3)%	(0.2)%	(0.1)%
Officers' compensation limitation	0.5%	0.3%	0.1%
Non-deductible FDIC insurance premiums	2.1%	0.5%	0.1%
BOLI	(1.8)%	(0.7)%	(0.2)%
State income taxes, net of federal tax benefit	4.6%	5.0%	4.1%
Low-income housing credits tax credits	(2.8)%	(1.0)%	(0.3)%
Electric vehicle credits	(37.7)%	(4.9)%	(1.4)%
Research and development credits	(4.4)%	—%	—%
Production tax credits	(1.1)%	(0.7)%	(0.3)%
Foreign taxes	1.5%	0.3%	—%
Uncertain tax position reserve	2.3%	0.1%	—%
Other	(0.3)%	(0.1)%	(0.1)%
ETR	(18.6)%	19.6%	23.0%

NOTE 17. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2023	2022
Deferred tax assets:

ALLL	$427,050	$341,094
Auto loan mark-to-market adjustment	360,799	469,375
Unrealized loss on available-for-sale securities	221,746	247,321
Unrealized loss on derivatives	82,286	179,934
Unrealized loss on AFS securities reclassified to HTM	45,828	54,590
Net operating loss carryforwards	61,481	56,868
ROU lease liability	134,631	163,431
Employee benefits	100,875	98,144
General business credit & other tax credit carryforwards	544,774	172,050
Depreciation and amortization	1,007,951	902,772
Deferred income	46,647	86,945
Other	109,900	133,337
Total gross deferred tax assets	3,143,968	2,905,861
Valuation allowance	(84,700)	(101,142)
Total deferred tax assets	3,059,268	2,804,719

Deferred tax liabilities:
Purchase accounting adjustments	56,468	85,075
Originated MSRs	29,168	31,463
ROU lease asset	119,111	146,531
Auto lease transactions (1)	2,543,510	2,508,476
Other	160,889	200,615
Total gross deferred tax liabilities	2,909,146	2,972,160

Net deferred tax asset / (liability)	$150,122	$(167,441)
(1) The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on auto operating leases.

Due to jurisdictional netting, the net deferred tax asset of $150.1 million is classified on the balance sheet as a deferred tax liability of $84.2 million and a deferred tax asset included in Other assets of $234.3 million.

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2023, the Company maintained a valuation allowance of $84.7 million, compared to $101.1 million as of December 31, 2022, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $16.4 million decrease year-over-year was primarily driven by a release of the valuation allowance against U.S. net operating losses.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2023, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$17,593	$—	2037
State net operating loss carryforwards	43,888	6,136	2041
General business credit carryforward	544,774	77,091	2043
Deferred tax timing differences	2,537,713	1,473	N/A
Total	$3,143,968	$84,700
(1) These will expire in varying amounts through the final expiration year.

The Company has not provided deferred income taxes of $29.0 million on approximately $112.1 million of SBNA's existing pre-1988 tax bad debt reserve at December 31, 2023, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by SBNA in excess of certain earnings and profits, the redemption of SBNA’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 17. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2023, the Company had reserves related to tax benefits from uncertain tax positions of $42.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2021	$45,763	$5,891	$51,654
Additions for tax positions of prior years	—	1,015	1,015
Reductions for tax positions of prior years	(25,392)	—	(25,392)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(212)	(66)	(278)
Gross unrecognized tax benefits at December 31, 2021	20,159	6,840	26,999
Additions based on tax positions related to 2022	—	—	—
Additions for tax positions of prior years	19,566	1,236	20,802
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(663)	(156)	(819)
Gross unrecognized tax benefits at December 31, 2022	39,062	7,920	46,982
Additions based on tax positions related to the current year	15,903	50	15,953
Additions for tax positions of prior years	5,842	1,766	7,608
Reductions for tax positions of prior years	(19,566)	—	(19,566)
Gross unrecognized tax benefits at December 31, 2023	$41,241	$9,736	$50,977
Gross net unrecognized tax benefits that if recognized would impact the ETR at December 31, 2023	$41,241	$9,736

Less: Federal, state, and local income tax benefits			(8,401)
Net unrecognized tax benefit reserves			$42,576

Tax positions will initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing an income tax provision, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within the Income tax provision on the Consolidated Statements of Operations.

With few exceptions, the Company is no longer subject to federal and non-U.S. income tax examinations by tax authorities for years prior to 2011 and state income tax examinations for years prior to 2006.

The Company applies an aggregate portfolio approach whereby income tax effects from AOCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold, or extinguished.

NOTE 18. STOCK-BASED COMPENSATION

Certain employees of the Company are eligible to received deferred compensation arrangements in the form of ADRs of Santander. The total of these compensation arrangements issued during the year ended December 31, 2023 was not material to the Consolidated Financial Statements.

NOTE 18. STOCK-BASED COMPENSATION (continued)

As described in Note 12 of the Consolidated Financial Statements, on January 31, 2022, SHUSA acquired all shares of SC Common Stock it did not previously own, and SC became a wholly-owned subsidiary of SHUSA. As a result, each outstanding SC restricted stock unit was cancelled and replaced with an award providing the employee the right to receive ADRs of Santander. In addition, each outstanding SC stock option was cancelled and settled with the right to receive a cash payment. The changes to the stock-based compensation plans had no material impact on income or equity.

NOTE 19. OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a defined contribution plan offered to qualifying employees. Participants may annually contribute up to 75% of their compensation on a pre-tax basis subject to IRS limitations. The Company matching contribution is 100% of employee contributions up to 6% of eligible compensation that a participant contributes to the Plan. Matching contributions are made in cash and invested in accordance with the participant’s investment election. The Company match is immediately vested and is allocated to the employee’s various 401(k) plan investment options in the same percentages as the employee’s own contributions. The Company recognized expense for contributions to the 401(k) plan of $62.4 million, $57.0 million, and $62.1 million during 2023, 2022 and 2021, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

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

The Company recognizes the funded status of its defined benefit pension plans and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $21.8 million and $22.5 million related to its total defined benefit pension plans and other post-retirement benefit plans at December 31, 2023 and 2022, respectively. The net unfunded status related to actuarially-valued defined benefit pension plans and other post-retirement plans was $9.3 million and $9.5 million at December 31, 2023 and 2022, respectively.

BSI and SanCap are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former employees. Effective December 31, 2012, the defined benefit pension plan was frozen. Amounts owed to BSNY related to this plan are negligible.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps, and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheets. The contractual or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits, and monitoring procedures. See Note 14 to these Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2023	December 31, 2022
	(in thousands)
Commitments to extend credit	$25,239,691	$28,964,952
Letters of credit	1,168,681	1,448,459
Recourse exposure on sold loans	18,546	19,836
Total commitments	$26,426,918	$30,433,247

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

Included within the reported balances for commitments to extend credit at December 31, 2023 and December 31, 2022 were $3.1 billion and $3.3 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2023 was 10.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2023 was $1.2 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at December 31, 2023. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2023 and December 31, 2022, the liability related to unfunded lending commitments was $60.8 million and $85.6 million, respectively.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Unsecured Revolving Lines of Credit

Such commitments arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time, and which do not necessarily represent future cash requirements, are reviewed periodically based on account usage, customer creditworthiness and loan qualifications.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2023	December 31, 2022
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$10,302	$14,219
Other contingencies	Consumer arrangements	—	5,000

MPLFA

Under the terms of the MPLFA, SC must make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA requires SC to maintain at least $5.0 billion in funding available for floor plan loans and $4.5 billion of financing dedicated to Stellantis retail financing through April 2023, and requires that SC maintains at least $2.5 billion and $2.5 billion for floor plan and retail financing beginning May 1, 2023. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of December 31, 2023, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2023 and December 31, 2022 not subject to a market price check was zero.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Contingent Liabilities -

The Company entered into employment contracts in which the Company agreed to make guaranteed payments totaling $246.2 million, provided that the employees remained employed with the Company. These payments include cash and ADRs of Santander to be paid as follows:

2024	$99,723
2025	62,111
2026	42,274
2027	19,455
2028	15,829
Thereafter	6,802
Total	$246,194

The Company had no other material amounts related to deferred compensation at December 31, 2023.

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

As of December 31, 2023 and December 31, 2022, the Company accrued aggregate legal and regulatory liabilities of approximately $12.4 million and $17.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $14.6 million as of December 31, 2023 and $9.0 million as of December 31, 2022. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Consumer Lending Cases

The Company and its subsidiaries are party to various lawsuits pending in federal and state courts alleging violations of state and federal consumer lending laws, including, without limitation, the Equal Credit Opportunity Act, the Fair Debt Collection Practices Act, the Fair Credit Reporting Act, Section 5 of the Federal Trade Commission Act, the Telephone Consumer Protection Act, the Truth in Lending Act, wrongful repossession laws, usury laws and laws related to unfair and deceptive acts or practices. In general, these cases seek damages and equitable and/or other relief.

Kelly v. SC. A putative Pennsylvania-only class action pending in the United States District Court for the Eastern District of Pennsylvania captioned Hugh and Christina Kelly v. Santander Consumer USA Holdings Inc., 2:20-cv-03698, alleges that SC violated the Uniform Commercial Code and Pennsylvania Motor Vehicle Sales Finance Act, and that repossessions were not commercially reasonable or done in good faith when the post-repossession notice included a storage fee of $25 that was less than the stated amount. Plaintiffs also allege that SC failed to inform the consumers of a required fee to retrieve their personal affects. Plaintiffs allege that any fee charged by a recovery agent or auction house was impermissible due to SC’s failure to disclose them. On December 16, 2022, the court preliminarily approved a settlement with SC pursuant to which SC will pay a total of $14 million to resolve the litigation. Following preliminary court approval of the settlement on December 16, 2022, SC transferred the settlement amount to the settlement administrator, who will distribute the funds upon final approval of the settlement. On December 15, 2023, the court granted final approval of the settlement.

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur; The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. SC has appealed.

Real Legacy Assurance ERISA Litigation. On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s Trustee, actuaries, and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure that the plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. On April 4, 2023, the court granted the plaintiffs' motion for class certification.

These matters are ongoing and could in the future result in the imposition of damages, fines, or other penalties. No assurance can be given that the ultimate outcome of these matters or any resulting proceedings would not materially and adversely affect the Company's business, financial condition, and results of operations.

Regulatory Investigations and Proceedings

The Company is party to, or is periodically otherwise involved in, reviews, investigations, examinations, and proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the FRB of Boston, the CFPB, the DOJ, the SEC, the CFTC, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Mezzanine and Stockholder's Equity

Refer to Note 12 of these Consolidated Financial Statements for activities related to the Company's common and preferred stock wholly owned by Santander. The Company did not receive any capital contributions from Santander in 2023, 2022, or 2021.

Letters of credit and other Credit Facilities

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2023 and 2022, the average unfunded balance outstanding under these commitments was $167.2 million and $162.4 million, respectively. BSI also provides standby letters of credit to affiliates. As of December 31, 2023 and 2022, the outstanding balance under these commitments was $310.2 million and $292.4 million, respectively. Santander's New York branch has issued two standby letters of credit on behalf of the Bank in connection with the issuance of the Bank's credit-linked notes. Fees paid to Santander's New York branch on these standby letters of credit are negligible.

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA and its subsidiaries CIB business activities. At December 31, 2023, SHUSA had $4.0 billion in available liquidity, of which it had drawn zero.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with affiliates, including Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements.

Derivatives

As of December 31, 2023 and 2022, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $48.4 billion and $39.2 billion, respectively.

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company are priced at up to a 0.25% discount to market as part of a widely-available employee benefit program but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans as of December 31, 2023 and 2022 was $1.0 million and $3.1 million, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

At December 31, 2023, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $141.8 million and $130.4 million as of December 31, 2023 and December 31, 2022, respectively.

SHUSA and SBNA Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. The following agreements do not eliminate in consolidation:
•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in the amount of $11.9 million in 2023, $11.9 million in 2022 and $10.2 million in 2021. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•Santander Global Technology and Operations S.L. and Santander Global Technologies Mexico are under contract with the Company to provide professional services, IT development, support, and administration, with fees for these services paid in the amount of $139.3 million in 2023, $123.1 million in 2022 and $138.2 million in 2021. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for SBNA’s derivative, foreign exchange and hedging transactions and programs. Fees were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in the amounts of $8.4 million in 2023, $8.1 million in 2022 and $6.4 million in 2021. There were no payables in connection with this agreement in 2023 or 2022. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•During the years ended December 31, 2023, 2022 and 2021, the Company paid $1.0 million, $13.2 million, $14.0 million to Santander for the development and implementation of global projects as part of internal expense allocation.
•During the year ended December 31, 2023, the Company paid $20.7 million to Santander's subsidiary Open Digital Services S.L in connection with projects related to digitalization and transformation.
•SBNA and SanCap entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the U.S. where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between SBNA and SanCap eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the years ended, December 31, 2023, 2022, and 2021, SBNA paid total fees, net of fees received of $15.0 million, and received net fee income $8.4 million, and $11.6 million, respectively, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2023 and 2022, the Company had a net receivable from Santander's New York branch of $13.3 million and $4.3 million in connection with this agreement.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•In the fourth quarter of 2022, the Company entered into an office rental agreement for shared space at 437 Madison Avenue, New York, New York for which the Company recorded straight-line rent expense of $4.2 million for the year ended December 31, 2023. A majority of this amount is eliminated within consolidated entities. Approximately $1.5 million for the year ended December 31, 2023 was assigned to Santander for space utilized by Santander's New York branch employees and receivable at December 31, 2023. There were no material receivable amounts related to this agreement at December 31, 2022.

Transactions with SC

SC has entered into or was subject to various agreements with Santander, its affiliates or the Company. Those agreements include the following:

Credit Facilities

SC has a committed revolving credit agreement with Santander that can be drawn on an unsecured basis. During the years ended December 31, 2023, December 31, 2022 and December 31, 2021, SC incurred interest expense, including unused fees of $0.0 million, $29.0 million, and $49.9 million, respectively.SC also has a committed revolving credit agreement with SHUSA that can be drawn on an unsecured basis. Amounts drawn and interest incurred eliminate in consolidation.

Securitizations

SC entered into an MSPA with Santander, under which it had the option to sell a contractually determined amount of eligible prime loans to Santander under the SPAIN securitization platform, for a term that ended in December 2018. SC provided servicing on all loans originated under this arrangement until their redemption in 2023. Servicing fee income recognized related to this agreement totaled $0.2 million, $3.6 million, and $8.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Other information relating to the SPAIN securitization platform for the years ended December 31, 2023 and 2022 is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Servicing fees receivable	$—	$130
Collections due to Santander	280	1,894

SanCap serves as joint book runner and co-manager on certain of the Company’s securitizations. Amounts paid to SanCap totaled $4.1 million, $6.5 million, and $5.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and eliminate in consolidation.

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

U.S. Auto Origination and Service Agreements

The Company's affiliates have entered into or were subject to various U.S. auto origination and service agreements among consolidated entities. The following agreements eliminate in consolidation:

•RV Marine Contracts - The Company has agreements with SC under which SC will service recreational and marine vehicle portfolios. Servicing fee expenses recognized under these agreements totaled $2.1 million and $0.9 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $40.9 million of RV portfolios serviced by SC compared to $78.9 million as of December 31, 2022. Cash collections due from SC were $78.6 million and $44.4 million as of December 31, 2023 and 2022, respectively. Servicing fees payable as of December 31, 2023 and 2022 were zero and $4.4 million, respectively.
•Loan Origination Support Services - The Bank has an agreement with SC under which SC provides the Bank with origination support services in connection with the processing, underwriting and origination of retail loans, primarily from Stellantis dealers. In addition, SC has agreed to perform the servicing for any loans originated on the Bank's behalf. For the years ended December 31, 2023, 2022, and 2021, SC facilitated the purchase of $6.0 billion, $6.0 billion, and $7.6 billion of RICs, respectively. Under this agreement, SC recognized referral and servicing fees of $47.1 million and $50.7 million for the years ended December 31, 2023 and 2022, respectively, of which $7.5 million and $8.2 million was receivable from SC as of December 31, 2023 and 2022, respectively.
•Leased Vehicle Origination Support Services - The Bank has agreements with SC under which SC provides the Bank with support services in connection with the origination and servicing of vehicle leases, primarily from Stellantis dealers, which are funded and owned by the Bank. SC has also agreed to provide servicing for any leases originated by the Bank. At December 31, 2023 and 2022, SC serviced $8.9 billion and $4.6 billion, respectively, of vehicle leases for the Bank. The Bank paid referral and servicing fees of $4.8 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively, of which $7.1 million and $8.7 million was payable to SC as of December 31, 2023 and 2022, respectively. In addition, at December 31, 2023 and 2022, SC owed zero and $2.0 million of revenue sharing reimbursement to the Bank, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Employees Services Agreements

The Company has agreements with and between its consolidated entities under which certain employees provide services, including HR, IT, legal, compliance, accounting, and other services across entities. Intercompany revenues and expenses for these services eliminate in consolidation.

In addition to those noted above, other subsidiaries of the Company have entered into or were subject to various agreements with Santander or its affiliates. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. During the year ended December 31, 2023, 2022, and 2021, BSI sold loan participation to Santander of $210.0 million, $210.0 million, and $618.2 million, respectively. As of December 31, 2023 and 2022, BSI had deposits with unconsolidated affiliates of zero and zero, respectively. BSI had short-term borrowings with unconsolidated affiliates of $427.5 million at December 31, 2023, compared to $234.6 million as of December 31, 2022. BSI had deposits from unconsolidated affiliates of $5.6 million and $9.1 million as of December 31, 2023 and 2022, respectively. BSI also leases space from affiliated entities that eliminate in consolidation.
•SanCap enters into transactions with affiliated entities in the ordinary course of business. SanCap executes, clears certain of its securities transactions through various affiliates in Latin America and Europe, participates in underwriting activities for affiliates, earns revenue from investment and other services performed for affiliates, and also pays for management, administrative support, system, and risk management services provided by affiliates. These transactions eliminate in consolidation.
•SanCap pays for cost of personnel, management, administrative support, risk management, and other services provided by affiliates. These transactions eliminate in consolidation. SanCap has a committed operating line of credit with SHUSA of $150.0 million of which $50.0 million was drawn at December 31, 2023. The rate on this borrowing is 6.2%. The amount drawn eliminates in consolidation. During the year, SanCap entered into short-term intercompany securities financing activities with the Bank, the effects of which eliminated in consolidation.
•SSLLC maintains a contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. SSLLC collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. Fees recognized related to this agreement eliminate in consolidation.

Repurchase Agreements and Securities Trading

During the year ended December 31, 2023, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements and securities trading activities, which do not eliminate in consolidation, was $50.0 million and $222.0 million at December 31, 2023, respectively. During the year ended December 31, 2023, the amount of income / expense related to these accounts was negligible to the overall results of the Company and Santander.

NOTE 22. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2023 and 2022, SBNA met the well-capitalized capital ratio requirements.

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

NOTE 22. REGULATORY MATTERS (continued)

The FDIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. A depository institution’s capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2023, 2022, and 2021, SBNA did not pay dividends to SHUSA. During 2023, 2022, and 2021, the Company paid common stock cash dividends to Santander of $3.0 billion, $4.8 billion and zero, respectively, and preferred stock cash dividends to Santander of $90.8 million, zero, and zero, respectively.

During 2023, the Company issued $1.0 billion of Series F Preferred Stock and $500 million of Series G Preferred Stock. During 2022, the Company issued $500 million of Series E Preferred Stock. Refer to Note 12 of these Consolidated Financial Statements for further discussion of these transactions. The Company did not have any preferred stock outstanding in 2021.
The following schedule summarizes the actual capital balances of SBNA and SHUSA at December 31, 2023 and 2022:

	REGULATORY CAPITAL
(Dollars in thousands)	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2023(1):
Regulatory capital	$11,303,222	$11,303,222	$12,194,680	$11,303,222
Capital ratio	15.96%	15.96%	17.22%	11.55%
SHUSA at December 31, 2023(1):
Regulatory capital	$14,204,804	$16,434,790	$18,837,604	$16,434,790
Capital ratio	12.37%	14.32%	16.41%	9.82%

	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2022(1):
Regulatory capital	$10,888,687	$10,888,687	$11,821,044	$10,888,687
Capital ratio	14.61%	14.61%	15.86%	11.35%
SHUSA at December 31, 2022(1):
Regulatory capital	$16,255,680	$17,100,658	$19,606,560	$17,100,658
Capital ratio	13.21%	13.90%	15.94%	10.20%
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
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending, and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs, and retirement savings products. It also offers lending products such as unsecured personal loans, credit cards, and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts, and insurance products through a networking agreement with a consolidated affiliate.
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
•The CIB segment serves the needs of global corporate and institutional customers by leveraging the international footprint of Santander to provide financing and banking services to corporations with over $500 million in annual revenues. CIB also includes the Company's institutional broker-dealer that provides services in investment banking, sales, trading, and equity research reports. CIB's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and in the C&I, CRE, and CIB business segments and the dealer commercial lending division of the Auto business segment, offers derivatives relating to foreign exchange and lending arrangements. See Note 14 to these Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

The Company's segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

Other income and expenses are managed directly by each reportable segment, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the Consolidated Financial Statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

Results of Segments

The following tables present certain information regarding the Company’s segments.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$3,656,625	$1,611,634	$325,667	$444,467	$201,501	$273,249	$(637,795)	$5,875,348
Non-interest income	2,480,455	259,679	55,579	24,774	365,340	248,669	30,353	3,464,849
Credit loss expense / (benefit)	1,798,268	301,884	(23,299)	176,183	(20,666)	205	(6,137)	2,226,438
Total expenses	3,271,352	1,460,244	256,858	133,731	622,808	279,425	302,585	6,327,003
Income/(loss) before income taxes	1,067,460	109,185	147,687	159,327	(35,301)	242,288	(903,890)	786,756
Total assets	61,712,245	12,085,567	4,994,784	23,787,283	26,416,104	7,576,807	28,399,785	164,972,575
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$4,041,002	$1,403,930	$311,808	$357,676	$178,435	$177,627	$(296,015)	$6,174,463
Total non-interest income	2,778,835	300,316	63,124	36,396	245,967	258,939	45,686	3,729,263
Credit loss expense / (benefit)	1,730,062	216,600	47,820	7,321	19,652	—	(2,638)	2,018,817
Total expenses	3,291,610	1,523,939	258,014	132,454	459,153	244,862	226,747	6,136,779
Income/(loss) before income taxes	1,798,165	(36,293)	69,098	254,297	(54,403)	191,704	(474,438)	1,748,130
Total assets	62,645,083	13,107,982	6,345,307	20,546,103	30,478,602	7,854,953	27,216,290	168,194,320
(1) Refer to corresponding notes above.

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2021	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$4,335,818	$1,300,240	$291,550	$341,362	$107,568	$95,014	$(282,031)	$6,189,521
Total non-interest income	3,412,277	324,260	63,502	40,932	255,337	255,200	100,679	4,452,187
Credit loss expense / (benefit)	(118,671)	29,339	(78,402)	(7,186)	(27,641)	(351)	(4,437)	(207,349)
Total expenses	3,454,854	1,564,410	254,925	124,366	286,982	223,831	234,799	6,144,167
Income/(loss) before income taxes	4,411,912	30,751	178,529	265,114	103,564	126,734	(411,714)	4,704,890
Total assets	63,061,949	12,561,672	6,915,480	17,379,967	16,016,527	8,051,489	35,834,147	159,821,231
(1) Refer to corresponding notes above.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	At December 31,
	2023	2022
	(in thousands)
Assets
Cash and cash equivalents	$2,858,612	$2,643,521
Loans to bank subsidiaries	500,000	—
Loans to non-bank subsidiaries	5,234,463	4,037,938
Investment in subsidiaries:
Bank subsidiaries	8,979,330	8,805,419
Non-bank subsidiaries (2)	10,828,135	11,450,779
Premises and equipment, net	35,402	38,281
Equity method investments	4,706	4,689
Restricted cash	66,822	56,673
Deferred tax assets, net	53,189	72,255
Other assets (1)	649,082	648,414
Total assets	$29,209,741	$27,757,969
Liabilities and stockholder's equity
Borrowings and other debt obligations	$11,249,393	$9,245,892
Borrowings from non-bank subsidiaries	157,794	153,859
Deferred tax liabilities, net	62,507	144,724
Other liabilities	239,150	283,811
Total liabilities	11,708,844	9,828,286
Mezzanine equity	2,000,000	500,000
Stockholder's equity	15,500,897	17,429,683
Total liabilities, mezzanine, and stockholder's equity	$29,209,741	$27,757,969
(1) At December 31, 2022, the Company recorded $171.6 million of goodwill in connection with the acquisition of PCH which was attributed to the CIB reporting unit. During 2023, this goodwill was pushed down to SCH.
(2) At both December 31, 2023 and December 31, 2022, the Company had $945.9 million of goodwill attributable to the Auto reporting unit.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Dividends from bank subsidiary	$420,000	$40,000	$40,000
Dividends from non-bank subsidiaries	1,758,963	4,500,000	296,153
Interest income	288,045	247,043	289,846
Income/(expense) from equity method investments	37	(1,355)	59
Other income	111,283	84,363	75,387
Total income	2,578,328	4,870,051	701,445
Interest expense	484,058	357,727	369,861
Other expense	318,472	297,162	279,697
Total expense	802,530	654,889	649,558
Income before income taxes and equity in net income/(loss) less dividends from subsidiaries	1,775,798	4,215,162	51,887
Income tax benefit	(168,423)	(72,191)	(38,800)
Income/(loss) before equity in net income/(loss) less dividends from subsidiaries	1,944,221	4,287,353	90,687
Equity in net (loss)/income less dividends from bank subsidiaries	(27,186)	341,935	463,075
Equity in net (loss)/income less dividends from non-bank subsidiaries	(984,133)	(3,224,281)	2,428,600
Net income/(loss)	932,902	1,405,007	2,982,362
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	261,145	(435,647)	(158,184)
Net unrealized gains/(losses) recognized on investment securities	6,021	(716,667)	(197,168)
Pension and post-retirement actuarial gains, net of tax	3,289	4,401	947
Total other comprehensive gain/(loss)	270,455	(1,147,913)	(354,405)
Comprehensive income/(loss)	$1,203,357	$257,094	$2,627,957

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	For The Year Ended December 31,
	2023	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$932,902	$1,405,007	$2,982,362
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense/(benefit)	35,113	333,309	(82,394)
Equity in net (income)/loss less dividends from subsidiaries:
Bank subsidiaries (1)	27,186	(341,935)	(463,075)
Non-bank subsidiaries (2)	984,133	3,224,281	(2,428,600)
Net gain on sale of investment in subsidiary and other assets	—	—	(611)
Equity earnings from equity method investments	(37)	1,355	(59)
Depreciation, amortization, and accretion	38,154	50,981	32,976
Loss on debt extinguishment	—	235	—
Net change in other assets and other liabilities	(342,451)	(208,746)	(80,927)
Net cash provided by/ (used in) operating activities	1,675,000	4,464,487	(40,328)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(4,538)	(64,000)	—
Net capital (contributed to)/returned from subsidiaries	(140,415)	11,587	250,968
Originations of loans to subsidiaries (3)	(25,008,600)	(25,827,535)	(13,981,000)
Repayments of loans by subsidiaries (3)	23,312,075	28,139,597	14,431,000
Acquisition of PCH	—	(447,954)	—
Purchases of premises and equipment	(13,058)	(14,261)	(27,855)
Net cash (used in)/provided by investing activities	(1,854,536)	1,797,434	673,113
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Parent Company debt obligations	—	(3,314,190)	(1,421,077)
Net proceeds received from Parent Company debt obligations	1,991,615	2,926,264	501,000
Net change in commercial paper	—	—	(125,000)
Net change in borrowings from subsidiary banks	—	—	(120,000)
Net change in borrowings from non-bank subsidiaries	3,935	1,833	1,045
Dividends paid on preferred stock	(90,774)	—	—
Dividends paid on common stock	(3,000,000)	(4,750,000)	—
Stock repurchase	—	(2,532,365)	—
Preferred stock offering	1,500,000	500,000	—
Net cash provided by/ (used in) financing activities	404,776	(7,168,458)	(1,164,032)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	225,240	(906,537)	(531,247)
Cash, cash equivalents, and restricted cash at beginning of period	2,700,194	3,606,731	4,137,978
Cash, cash equivalents, and restricted cash at end of period (4)	$2,925,434	$2,700,194	$3,606,731

(1) Amounts for the years ended December 31, 2023, 2022, and 2021 exclude dividends from Bank subsidiaries of $420.0 million, $40.0 million, and $40.0 million, respectively.
(2) Amounts for the years ended December 31, 2023, 2022, and 2021 exclude dividends from non-bank subsidiaries of $1.8 billion, $4.5 billion, and $296.2 million, respectively.
(3) Amounts for the year ended December 31, 2023 exclude $1.0 billion of non-cash loan renewals.
(4) Amounts for the years ended December 31, 2023, 2022, and 2021 include cash and cash equivalents balances of $2.9 billion, $2.6 billion, and $3.6 billion, respectively, and restricted cash balances of $66.8 million, $56.7 million, and $56.5 million, respectively.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices, or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023 (the “Evaluation Date”). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2023, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement in our annual or interim financial statements will not be prevented or detected on a timely basis.

We previously identified and disclosed that a material weakness in our internal control over financial reporting existed related to the proper classification of cash flows associated with loan and lease transfer activities within the SCF.

In response to the material weakness, management implemented measures designed to improve our internal control over financial reporting to remediate the material weakness, including enhancing:

•The process around identification and tracking of the classification of loans at origination;
•Review controls and supporting documentation related to the nature and classification of LHFS and LHFI cash flows between operating activities and investing activities in the SCF;
•Procedures around loan and lease transfer activities that may have an impact on reporting the operating and investing sections of the SCF; and
•Controls pertaining to manual entries as they relate to their impact on loan and lease transfer activities within the SCF.

Management has determined that these controls were designed and have operated effectively for a sufficient period of time and concluded that the material weakness has been remediated as of December 31, 2023.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds seven blocked accounts for five customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the year ended December 31, 2023, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the year ended December 31, 2023.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the year ended December 31, 2023 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2023 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Omitted.

ITEM 11 - EXECUTIVE COMPENSATION

Omitted.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2023 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2023(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$8,711	$6,049	$1,875	$16,635
Audit-Related Fees (3)	1,695	390	500	2,585
Tax Fees (4)	1,350	250	—	1,600
All Other Fees (5)	535	12	—	547
Total Fees	$12,291	$6,701	$2,375	$21,367
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
(5) All other fees are fees for any services not included in the first three categories, including pre-approved services for ESG reasonable assurance engagement.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2022.

Fiscal Year Ended December 31, 2022(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$8,466	$5,849	$2,552	$16,867
Audit-Related Fees (3)	1,995	345	178	2,518
Tax Fees (4)	200	250	—	450
All Other Fees(5)	11	11	—	22
Total Fees	$10,672	$6,455	$2,730	$19,857
(1) Audit fees for 2022 have been adjusted to reflect amounts billed in 2023 related to 2022 audits.
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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2023, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2023.

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

(b)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed December 21, 2022) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 15, 2023) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s S-3ASR filed December 15, 2023) (Commission File Number 333-276089)

(3.4)
Bylaws of Santander Holdings USA, Inc. as amended on May 23, 2019 (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed May 23, 2019 (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 4, 2024	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 4, 2024	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Timothy Wennes Timothy Wennes	Director, President Chief Executive Officer (Principal Executive Officer)	March 4, 2024

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 4, 2024

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 4, 2024

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 4, 2024

/s/ Mahesh Aditya Mahesh Aditya	Director	March 4, 2024

/s/ Javier Maldonado Javier Maldonado	Director	March 4, 2024

/s/ Ana Botin Ana Botin	Director	March 4, 2024

/s/ Alan Fishman Alan Fishman	Director	March 4, 2024

/s/ Juan Guitard Juan Guitard	Director	March 4, 2024

/s/ Edith Holiday Edith Holiday	Director	March 4, 2024

/s/ Paula Madoff Paula Madoff	Director	March 4, 2024

/s/ Guy Moszkowski Guy Moszkowski	Director	March 4, 2024

/s/ Tina Chan Reich Tina Chan Reich	Director	March 4, 2024

/s/ Christiana Riley Christiana Riley	Director	March 4, 2024

/s/ Laura Rogers Laura Rogers	Director	March 4, 2024

/s/ Henri-Paul Rousseau Henri-Paul Rousseau	Director	March 4, 2024

/s/ Jose Linares Jose Linares	Director	March 4, 2024

/s/ William Muir William Muir	Director	March 4, 2024

/s/Mark Werner Mark Werner	Director	March 4, 2024