Form 10-Q
period 2024-03-31
Santander Holdings USA, Inc.
filed 2024-05-06
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024

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
Number of shares of common stock outstanding at April 30, 2024: 530,391,043 shares

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
•our exposure to increased credit risk to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral, and changes in the credit quality of SHUSA's customers and counterparties;
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
•SHUSA’s ability to effectively manage its capital and liquidity, including non-objection to its capital plans by its regulators and its subsidiaries' ability to continue to pay dividends to it;
•Reduction in SHUSA's access to funding or increases in the cost of its funding, such as in connection with changes in credit ratings assigned to SHUSA or its subsidiaries, or a significant reduction in customer deposits;
•adverse movements and volatility in debt and equity capital markets and adverse changes in securities markets, including those related to the financial condition of significant issuers in SHUSA’s investment portfolio;
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
•competitors of SHUSA who may have greater financial resources or lower costs, or be subject to different regulatory requirements than SHUSA, may innovate more effectively, or may develop products and technology that enable those competitors to compete more successfully than SHUSA and cause SHUSA to lose business or market share and impact our net income adversely;
•SC's agreement with Stellantis not resulting in currently anticipated levels of growth;
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
•the pursuit of protectionist trade or other related policies, including tariffs and sanctions by the U.S., its global trading partners and/or other countries, and/or trade disputes generally;
•adverse publicity or negative public opinion, whether specific to SHUSA or regarding other industry participants or industry-wide factors, or other reputational harm;
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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	ETR: Effective tax rate
ASC: Accounting Standards Codification	Evaluation Date: March 31, 2024
ASU: Accounting Standards Update	Exchange Act: Securities Exchange Act of 1934, as amended
ATM: Automated teller machine	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BHCA: Bank Holding Company Act of 1956, as amended	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FDIA: Federal Deposit Insurance Corporation Improvement Act
Broker-Dealers: SanCap and SSLLC	FDIC: Federal Deposit Insurance Corporation
BSI: Banco Santander International	Federal Reserve: Board of Governors of the Federal Reserve System
BTFP: Bank Term Funding Program	FHLB: Federal Home Loan Bank
C&I: Commercial and Industrial Banking	FHLMC: Federal Home Loan Mortgage Corporation
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FICO®: Fair Isaac Corporation credit scoring model
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FNMA: Federal National Mortgage Association
CBB: Consumer and Business Banking	FOMC: Federal Open Market Committee
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FRB: Federal Reserve Bank
CD: Certificate of deposit	FTP: Funds transfer pricing
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FVO: Fair value option
CEO: Chief Executive Officer	GAAP: Accounting principles generally accepted in the United States of America
CET1: Common equity Tier 1	GDP: Gross domestic product
CEVF: Commercial equipment vehicle financing	GNMA: Government National Mortgage Association
CFPB: Consumer Financial Protection Bureau	GSIB: Globally systemically important bank
CFO: Chief Financial Officer	HFI: Held-for-investment
CFTC: Commodity Futures Trading Commission	HFS: Held-for-sale
CIB: Corporate and Investment Banking	HPI: Housing Price Index
CID: Civil investigative demand	HTM: Held-to-maturity
CLTV: Combined loan-to-value	IBOR: Inter-bank offered rate
CME: Chicago Mercantile Exchange	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or a private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	Large Banking Organization: Large banking organizations with assets of $100 billion or more
CRE: Commercial Real Estate	LCR: Liquidity coverage ratio
DCF: Discounted cash flow	LGD: Loss given default
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LHFI: Loans held for investment
DIF: Deposit Insurance Fund	LHFS: Loans held for sale
DOJ: Department of Justice	LIBOR: London Interbank Offered Rate
DPD: Days past due	LIHTC: Low income housing tax credit
DRIVE: Drive Auto Receivables Trust, a securitization platform	LTD: Long-term debt
DTI: Debt-to-income	LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBAT: SBNA Auto Receivable Trust
MMNA: Mitsubishi Motors North America, Inc.	SBNA or the Bank: Santander Bank, National Association
Moody’s: Moody's Investors Service, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MPLFA: Ten-year master private-label financing agreement with Stellantis	SCARF: Santander Consumer Auto Receivables Funding
MSR: Mortgage servicing right	SCART: Santander Consumer Auto Receivables Trust
MVE: Market value of equity	SCB: Stress capital buffer
NCI: Non-controlling interest	SCF: Statement of cash flows
NCO: Net charge-off	SCH: Santander Capital Holdings LLC
NFA: National Futures Association	SDART: Santander Drive Auto Receivables Trust
NMDs: Non-maturity deposits	SDGT: Specially Designated Global Terrorist
NMTC: New market tax credits	SEC: Securities and Exchange Commission
NPL: Non-performing loan	Securities Act: Securities Act of 1933, as amended
NPR: Notice of proposed rule-making	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
OCC: Office of the Comptroller of the Currency	SHUSA: Santander Holdings USA, Inc.
OCI: Other comprehensive income	SOFR: Secured overnight financing rate
OEM: Original equipment manufacturer	SPAIN: Santander Private Auto Issuing Note
OIS: Overnight indexed swap	SPE: Special purpose entity
OREO: Other real estate owned	SSLLC: Santander Securities LLC
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PD: Probability of default	TDR: Troubled debt restructuring
RIC: Retail installment contract	TLAC: Total loss-absorbing capacity
ROU: Right-of-use	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
RV: Recreational vehicle	Trusts: Securitization trusts
RWA: Risk-weighted asset	UPB: Unpaid principal balance
S&P: Standard & Poor's	VIE: Variable interest entity
SanCap: Santander US Capital Markets LLC	VOE: Voting rights entity
Santander: Banco Santander, S.A.	YTD: Year-to-date
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$14,413,097	$13,118,428
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	9,465,807	10,238,714
Investment securities:
AFS at fair value (amortized cost of $7,957,514 and $7,925,890 as of March 31, 2024 and December 31, 2023, respectively)	7,091,513	7,039,537
Trading securities	9,003,612	7,967,875
HTM (fair value of $7,410,927 and $7,562,523 as of March 31, 2024 and December 31, 2023, respectively)	8,969,064	9,039,704
Other investments	1,346,020	1,353,278
LHFI (2) (6)	91,679,788	93,047,209
ALLL (6)	(6,742,124)	(6,932,053)
Net LHFI	84,937,664	86,115,156
LHFS (3)	596,351	160,118
Premises and equipment, net (4)	1,015,255	987,088
Operating lease assets, net (6)(7)	13,642,137	13,782,840
Goodwill	2,766,665	2,766,665
Intangible assets, net	277,577	287,159
BOLI	1,987,439	1,982,428
Restricted cash (6)	5,365,963	5,549,701
Other assets (5) (6)	4,887,576	4,583,884
TOTAL ASSETS	$165,765,740	$164,972,575
LIABILITIES
Accounts payables and accrued expenses	$5,172,139	$5,165,566
Deposits and other customer accounts	77,684,470	77,073,176
Federal funds purchased and securities loaned or sold under repurchase agreements (8)	16,164,451	16,290,786
Trading liabilities	2,960,617	2,699,500
Borrowings and other debt obligations (6)	43,911,347	44,144,051
Advance payments by borrowers for taxes and insurance	191,260	165,843
Deferred tax liabilities, net	39,262	84,187
Other liabilities (6)	1,779,359	1,848,557
TOTAL LIABILITIES	147,902,905	147,471,666
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at March 31, 2024 and December 31, 2023, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2024 and December 31, 2023, respectively)	17,284,611	17,284,611
Accumulated other comprehensive loss, net of taxes	(1,002,447)	(1,065,568)
Retained earnings / (accumulated deficit)	(419,329)	(718,134)
TOTAL STOCKHOLDER'S EQUITY	15,862,835	15,500,909
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$165,765,740	$164,972,575

(1) Includes $0.6 billion and $2.1 billion of contracts held at the FVO, at March 31, 2024 and December 31, 2023, respectively,
(2) Includes $12.5 million and $13.9 million of loans recorded at fair value at March 31, 2024 and December 31, 2023, respectively.
(3) Includes $535.4 million and $19.5 million of loans recorded at the FVO at March 31, 2024 and December 31, 2023, respectively.
(4) Net of accumulated depreciation of $2.4 billion and $2.3 billion at March 31, 2024 and December 31, 2023, respectively.
(5) Includes MSRs of $95.8 million and $94.3 million at March 31, 2024 and December 31, 2023, respectively, for which the Company has elected the FVO.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2024 and December 31, 2023, LHFI included $25.1 billion and $25.1 billion, Operating leases assets, net included $13.6 billion and $13.8 billion, restricted cash included $1.0 billion and $864.5 million, Other assets included $701.0 million and $638.0 million, Borrowings and other debt obligations included $25.7 billion and $25.1 billion, and Other liabilities included $111.3 million and $119.3 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.3 billion and $3.5 billion at March 31, 2024 and December 31, 2023, respectively.
(8) Includes $362.1 million and $595.4 million of contracts recorded at the FVO at March 31, 2024 and December 31, 2023, respectively.
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended March 31,
	2024	2023
INTEREST INCOME:
Loans	$2,115,019	$1,981,351
Interest-earning deposits	217,053	154,365
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	637,711	522,390
Investment securities:
AFS	97,892	66,071
HTM	44,829	47,257
Trading securities	128,691	72,462
Other investments	12,691	8,253
TOTAL INTEREST INCOME	3,253,886	2,852,149
INTEREST EXPENSE:
Deposits and other customer accounts	498,920	288,837
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	763,840	570,275
Interest expense on trading liabilities	39,078	31,856
Borrowings and other debt obligations	574,539	450,787
TOTAL INTEREST EXPENSE	1,876,377	1,341,755
NET INTEREST INCOME	1,377,509	1,510,394
Credit loss expense	404,998	542,401
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	972,511	967,993
NON-INTEREST INCOME:
Consumer and commercial fees	84,217	90,329
Capital markets and foreign exchange income	115,970	37,082
Lease income	593,447	628,424
Miscellaneous income, net (1)	78,931	107,472
TOTAL FEES AND OTHER INCOME	872,565	863,307
Net gain on sale of investment securities	65,166	36,960
TOTAL NON-INTEREST INCOME	937,731	900,267
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	533,780	491,751
Occupancy and equipment expenses	157,550	169,740
Technology, outside service, and marketing expense	184,310	169,293
Loan expense	83,575	104,444
Lease expense	461,521	486,967
Other expenses	138,545	120,979
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,559,281	1,543,174
INCOME BEFORE INCOME TAX	350,961	325,086
Income tax provision	7,754	28,205
NET INCOME	$343,207	$296,881
(1) Includes equity investment income/(expense), net.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended March 31,
	2024	2023
NET INCOME	$343,207	$296,881
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	51,299	88,969
Net unrealized gains on investment in debt securities, net of tax	11,639	31,235
Pension and post-retirement actuarial gains, net of tax	183	485
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	63,121	120,689
COMPREHENSIVE INCOME	$406,328	$417,570

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss), Net of Tax	Retained Earnings / (Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	(41,396)	—
Comprehensive income	—	—	120,689	296,881	417,570	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(10,513)	(10,513)	—
Balance, March 31, 2023	530,391	$17,284,611	$(1,215,334)	$1,476,106	$17,545,383	$500,000

Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	63,121	343,207	406,328	—
Dividends paid on preferred stock	—	—	—	(44,402)	(44,402)	—
Balance, March 31, 2024	530,391	$17,284,611	$(1,002,447)	$(419,329)	$15,862,835	$2,000,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$343,207	$296,881
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	404,998	542,401
Deferred tax (benefit) / expense	(68,629)	(114,938)
Depreciation, amortization and accretion	681,435	651,303
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(19,152)	(40,210)
Originations and purchases of LHFS	(875,053)	—
Proceeds from sales of and collections on LHFS	336,574	838
Net change in:
Trading securities and trading liabilities, net	(708,493)	(1,134,765)
Other assets and BOLI	(268,747)	(110,767)
Other liabilities	(14,603)	(339,685)
Other operating activities, net	1,211	(1,640)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(187,252)	(250,582)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	211,171
Proceeds from prepayments and maturities of AFS investment securities	192,297	386,921
Purchases of AFS investment securities	(275,114)	(220,619)
Proceeds from prepayments and maturities of HTM investment securities	129,400	116,961
Proceeds from sales of equity method and other investments	105,630	109,000
Purchases of and contributions to equity method and other investments	(160,473)	(602,316)
Distributions from equity method investments	1,409	2,247
Net change in federal funds sold and securities purchased under resale agreements	772,907	(3,054,777)
Proceeds from sales of LHFI	893,523	29,152
Purchases of LHFI	—	(46,343)
Proceeds from settlements of BOLI policies	13,183	10,106
Net change in loans other than purchases and sales	(156,718)	(2,048,986)
Purchases and originations of operating leases	(1,830,352)	(1,428,681)
Proceeds from the sale and termination of operating leases	1,445,119	1,056,302
Purchases and sales of premises and equipment, net	(52,024)	(35,899)
NET CASH PROVIDED BY / (USED IN) INVESTING ACTIVITIES	1,078,787	(5,515,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	611,294	166,318
Net change in short-term borrowings	(166,745)	851,462
Net proceeds from long-term borrowings	8,011,174	7,314,681
Repayments of long-term borrowings	(8,091,007)	(5,846,658)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	(126,335)	5,651,253
Dividends paid on preferred stock	(44,402)	(10,513)
Other financing activities, net	25,417	39,669
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	219,396	8,166,212

NET INCREASE/(DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,110,931	2,399,869
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,668,129	16,564,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$19,779,060	$18,964,183

NON-CASH TRANSACTIONS
Loans transferred from/(to) LHFI (from)/to LHFS, net	117	120,425
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	53,050	—
Dividends declared and payable to Shareholder	—	250,000
(1) The three months ended March 31, 2024 and 2023 include cash and cash equivalents balances of $14.4 billion and $12.6 billion, respectively, and restricted cash balances of $5.4 billion and $6.3 billion, respectively.

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

Joint Venture with FDIC

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA classifies its 20 percent interest in the Structured LLC as an AFS debt security. Under the terms of the arrangement, SBNA will receive payments from the Structured LLC generated from net cash flows of the underlying loans based on its proportionate interest in the Structured LLC. SBNA is the loan portfolio servicer and is paid a market rate servicing fee by the Structured LLC.

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

These Condensed Consolidated Financial Statements have been prepared in accordance with GAAP and pursuant to SEC regulations. In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary for a fair statement of the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statements of Stockholder's Equity and Statement of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

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

Recently Adopted Accounting Standards

On January 1, 2024, the Company adopted ASU 2023-02 Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, which permits the use of an accounting policy election to apply the proportional amortization method to all tax equity investments that meet specific criteria. The adoption of this standard did not impact the Company's financial position or results of operations.
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

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes – Improvements to Income Tax Disclosures, requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The new disclosure requirements are effective for annual periods beginning in 2025, with early adoption permitted.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2024 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 to these Condensed Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of March 31, 2024.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$226,294	$80	$(15)	$226,359	$25,391	$18	$—	$25,409
Corporate debt securities	2,128	2	—	2,130	31,584	7	(1)	31,590
ABS	550,506	232	(999)	549,739	512,553	29	(1,919)	510,663
Beneficial interest in Structured LLC (2)	1,105,817	—	(23,469)	1,082,348	1,122,510	—	—	1,122,510
MBS:
GNMA - Residential	3,123,600	—	(383,366)	2,740,234	3,187,600	—	(394,756)	2,792,844
GNMA - Commercial	655,566	4	(144,425)	511,145	659,882	4	(141,672)	518,214
FHLMC and FNMA - Residential	2,283,311	1	(392,303)	1,891,009	2,330,558	3	(381,142)	1,949,419
FHLMC and FNMA - Commercial	91,689	—	(3,140)	88,549	91,821	—	(2,933)	88,888
Unallocated fair value hedge basis adjustment (1)	(81,397)	—	81,397	—	(36,009)	—	36,009	—
Total investments in debt securities AFS	$7,957,514	$319	$(866,320)	$7,091,513	$7,925,890	$61	$(886,414)	$7,039,537
(1) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 12 for additional information.
(2) Represents a 20 percent interest in the Structured LLC to hold and service a pool of multi-family loans.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Investment securities:
ABS and other interests in structured securities	$82,024	$—	$(283)	$81,741	$29,701	$—	$(363)	$29,338
MBS:
GNMA - Residential	2,705,439	177	(501,124)	2,204,492	2,752,158	724	(469,929)	2,282,953
GNMA - Commercial	4,793,728	—	(924,608)	3,869,120	4,843,478	492	(894,635)	3,949,335
FHLMC and FNMA - Residential	1,387,873	—	(132,299)	1,255,574	1,414,367	—	(113,470)	1,300,897
Total investments in debt securities HTM	$8,969,064	$177	$(1,558,314)	$7,410,927	$9,039,704	$1,216	$(1,478,397)	$7,562,523

As of March 31, 2024 and December 31, 2023, the Company had investment securities with an estimated carrying value of $9.2 billion and $11.2 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $4.4 billion and $7.5 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $3.2 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $59.6 million and $95.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $343.7 million and $349.9 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $1.2 billion and $0.0 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of March 31, 2024 and December 31, 2023. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of March 31, 2024 or December 31, 2023. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At March 31, 2024 and December 31, 2023, the Company had $109.5 million and $79.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2024 or December 31, 2023.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2024 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$29,941	$29,899
Due after 1 year but within 5 years	332,404	327,589
Due after 5 years but within 10 years	264,315	256,947
Due after 10 years	7,412,251	6,477,078
Total	$8,038,911	$7,091,513
(1) Does not include unallocated fair value hedge basis adjustment.
Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2024 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	28,974	28,690
Due after 5 years but within 10 years	57,618	57,369
Due after 10 years	8,882,472	7,324,868
Total	$8,969,064	$7,410,927

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$6,954	$(15)	$—	$—	$6,992	$—	$—	$—
Corporate debt securities	72	—	13	—	7,325	(1)	13	—
ABS	84,402	(79)	131,838	(920)	6,749	(168)	402,325	(1,751)
Beneficial Interest in Structured Entities	1,046,284	(23,469)	—	—	—	—	—	—
MBS:
GNMA - Residential	—	—	2,739,232	(383,366)	—	—	2,792,843	(394,756)
GNMA - Commercial	—	—	511,142	(144,425)	—	—	518,210	(141,672)
FHLMC and FNMA - Residential	—	—	1,890,924	(392,303)	—	—	1,949,320	(381,142)
FHLMC and FNMA - Commercial	—	—	88,549	(3,140)	—	—	88,888	(2,933)
Total investments in debt securities AFS (1)	$1,137,712	$(23,563)	$5,361,698	$(924,154)	$21,066	$(169)	$5,751,599	$(922,254)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS and other interests in structured securities	$3,537	$—	$25,155	$(283)	$22,461	$(313)	$6,878	$(50)
MBS:
GNMA - Residential	66,910	(429)	2,091,347	(500,695)	—	—	2,166,032	(469,929)
GNMA - Commercial	69,063	(1,130)	3,800,058	(923,478)	45,983	(1,610)	3,856,536	(893,025)
FHLMC and FNMA - Residential	56,350	(827)	1,199,224	(131,472)	57,955	(528)	1,242,941	(112,942)
Total investments in debt securities HTM	$195,860	$(2,386)	$7,115,784	$(1,555,928)	$126,399	$(2,451)	$7,272,387	$(1,475,946)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at March 31, 2024 or December 31, 2023. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2023, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
AFS debt and other securities:
Gross realized gains	$—	$192
Gross realized losses	—	(4,690)
Net realized gains/(losses) on AFS and other securities	$—	$(4,498)
Total trading securities gains/(losses)	65,166	41,458
Total realized gains/(losses) in income from investments	$65,166	$36,960

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At March 31, 2024 and December 31, 2023, the Company held $9.0 billion and $8.0 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations. At March 31, 2024 and December 31, 2023, the Company had $8.2 billion and $7.4 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
FHLB of Pittsburgh and FRB stock	$571,981	$631,394
LIHTC investments	721,298	660,694
Equity securities not held for trading (1)	52,741	61,190
Total	$1,346,020	$1,353,278
(1)    Includes $4.3 million and $2.8 million of equity certificates related to an off-balance sheet securitization as of March 31, 2024 and December 31, 2023, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months ended March 31, 2024, the Company purchased $39.9 million of FHLB stock at par, and redeemed $105.6 million of FHLB stock at par. The Company purchased $6.4 million of FRB stock at par and redeemed no FRB stock at par during the three months ended March 31, 2024. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $59.2 billion at March 31, 2024 and $60.3 billion at December 31, 2023.

Loans that the Company no longer intends to hold to maturity or for the foreseeable future are classified as LHFS. The LHFS portfolio balance at March 31, 2024 was $596.4 million, compared to $160.1 million at December 31, 2023. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2024 and December 31, 2023, accrued interest receivable on the Company's loans was $624.8 million and $661.0 million, respectively.

During the first quarter of 2024, the Company transferred $1.1 billion in RIC loans to a newly formed off-balance sheet trust. Refer to Note 7 of these Condensed Consolidated Financial Statements for more information.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$9,073,614	9.9%	$8,747,544	9.4%
C&I loans	10,825,263	11.8%	11,181,962	12.0%
Multifamily loans	10,232,335	11.2%	10,548,905	11.3%
Other commercial (2)	7,484,125	8.2%	7,476,113	8.0%
Total commercial LHFI	$37,615,337	41.1%	$37,954,524	40.7%
Consumer loans secured by real estate:
Residential mortgages	4,726,561	5.2%	4,816,218	5.2%
Home equity loans and lines of credit	2,335,081	2.5%	2,448,454	2.6%
Total consumer loans secured by real estate	$7,061,642	7.7%	$7,264,672	7.8%
Consumer loans not secured by real estate:
RICs and auto loans	43,238,767	47.1%	43,705,359	47.0%
Personal unsecured loans	3,711,491	4.0%	4,062,700	4.4%
Other consumer (3)	52,551	0.1%	59,954	0.1%
Total consumer loans	$54,064,451	58.9%	$55,092,685	59.3%
Total LHFI (1)	$91,679,788	100.0%	$93,047,209	100.0%
Total LHFI:
Fixed rate	$63,946,587	69.7%	$65,960,370	70.9%
Variable rate	27,733,201	30.3%	27,086,839	29.1%
Total LHFI (1)	$91,679,788	100.0%	$93,047,209	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $497.2 million and $475.0 million as of March 31, 2024 and December 31, 2023, respectively.
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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended March 31, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(15,855)	424,389	408,534
Charge-offs	(23,776)	(1,244,661)	(1,268,437)
Recoveries	12,790	657,184	669,974
Charge-offs, net of recoveries	$(10,986)	$(587,477)	$(598,463)
ALLL, end of period	$589,947	$6,152,177	$6,742,124

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(2,979)	(557)	(3,536)
Reserve for unfunded lending commitments, end of period	$52,867	$4,359	$57,226
Total ACL, end of period	$642,814	$6,156,536	$6,799,350

	Three months ended March 31, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	21,478	520,771	542,249
Charge-offs	(26,866)	(1,119,100)	(1,145,966)
Recoveries	19,281	664,489	683,770
Charge-offs, net of recoveries	$(7,585)	$(454,611)	$(462,196)
ALLL, end of period	$581,095	$6,334,197	$6,915,292

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	166	(14)	152
Reserve for unfunded lending commitments, end of period	$77,875	$7,859	$85,734
Total ACL, end of period	$658,970	$6,342,056	$7,001,026

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook (mainly office), indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at March 31, 2024 that the unemployment rate is expected to be approximately 4.9% at the end of 2024, slightly better than our previous estimate of 5.0% at December 31, 2023 for that period. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at March 31, 2024 to be approximately 198 at the end of 2024 compared to our estimate at December 31, 2023 of approximately 201 for that period. While the economy saw significant recovery post pandemic, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates.

The Company's ACL was $6.8 billion at March 31, 2024, a decrease of $193.5 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in Personal unsecured loans. The ACL for the consumer segment decreased by $163.6 million, and the ACL for the commercial segment decreased $29.8 million, for the period ended March 31, 2024 compared to December 31, 2023.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Non-accrual loans:
Commercial:
CRE	$257,807	$267,537	$131,601	$64,383
C&I	159,037	143,504	847	2,230
Multifamily	102,024	97,228	17,684	17,801
Other commercial	7,320	5,621	—	—
Total commercial loans	$526,188	$513,890	$150,132	$84,414
Consumer:
Residential mortgages	51,648	52,718	5,720	5,898
Home equity loans and lines of credit	79,499	86,332	14,111	15,241
RICs and auto loans	1,829,983	2,194,509	139,077	153,850
Personal unsecured loans	20,302	21,267	1,844	1,776
Other consumer	13,598	15,733	49	152
Total consumer loans	$1,995,030	$2,370,559	$160,801	$176,917
Total non-accrual loans	$2,521,218	$2,884,449	$310,933	$261,331

OREO	19,422	24,246	—	—
Repossessed vehicles	267,545	265,368	—	—
Foreclosed and other repossessed assets	2,030	1,666	—	—
Total OREO and other repossessed assets	$288,997	$291,280	$—	$—
Total non-performing assets	$2,810,215	$3,175,729	$310,933	$261,331
(1) Interest income recognized on nonaccrual loans was $61.0 million and $49.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	March 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (2)	$51,411	$136,449	$187,860	$9,281,429	$9,469,289	$—
C&I (1)	53,974	11,687	65,661	10,811,315	10,876,976	—
Multifamily (4)	44,139	63,265	107,404	10,134,195	10,241,599	—
Other commercial	28,392	3,295	31,687	7,452,439	7,484,126	—
Consumer:
Residential mortgages (3)	89,074	46,739	135,813	4,730,446	4,866,259	—
Home equity loans and lines of credit	38,869	65,321	104,190	2,230,891	2,335,081	—
RICs and auto loans	4,596,175	447,075	5,043,250	38,195,517	43,238,767	—
Personal unsecured loans	78,384	41,283	119,667	3,591,824	3,711,491	7,917
Other consumer	1,492	257	1,749	50,802	52,551	—
Total	$4,981,910	$815,371	$5,797,281	$86,478,858	$92,276,139	$7,917
(1) C&I loans includes $51.7 million of LHFS at March 31, 2024.
(2) CRE loans includes $395.7 million LHFS at March 31, 2024.
(3) Residential mortgages include $139.7 million of LHFS at March 31, 2024.
(4) Multifamily loans include $9.3 million of LHFS at March 31, 2024.

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
(1)C&I loans included $131.4 million of LHFS at December 31, 2023.
(2)CRE loans includes $0.0 million of LHFS at December 31, 2023.
(3) Residential mortgages included $19.5 million of LHFS at December 31, 2023.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2024	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2024(1)	2023	2022	2021	2020	Prior	Total (3)
CRE
Pass	$426,558	$411,544	$2,317,656	$1,777,346	$1,027,695	$1,868,070	$7,828,869
Special mention	—	7,138	245,356	259,279	99,610	333,010	944,393
Substandard	—	—	129,599	180,066	63,802	274,071	647,538
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$426,558	$418,682	$2,692,611	$2,216,691	$1,191,107	$2,523,640	$9,469,289
Current period gross write-offs - CRE	$—	$—	$—	$1	$—	$662	$663
C&I
Pass	$106,439	$1,060,293	$2,630,707	$1,763,078	$833,338	$3,101,853	$9,495,708
Special mention	48	8,998	50,709	12,777	—	102,473	175,005
Substandard	—	20	58,887	73,349	62,858	283,880	478,994
N/A	73,316	247,843	232,808	109,823	34,316	29,163	727,269
Total C&I	$179,803	$1,317,154	$2,973,111	$1,959,027	$930,512	$3,517,369	$10,876,976
Current period gross write-offs - C&I	$—	$2,582	$5,464	$2,502	$896	$6,568	$18,012
Multifamily
Pass	$40,964	$1,130,377	$2,899,579	$1,278,138	$942,397	$2,464,286	$8,755,741
Special mention	—	123,607	131,695	143,150	—	214,976	613,428
Substandard	—	—	300,955	127,419	70,700	373,356	872,430
Total multifamily	$40,964	$1,253,984	$3,332,229	$1,548,707	$1,013,097	$3,052,618	$10,241,599
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$1,102	$1,102
Remaining commercial
Pass	$1,373,608	$2,185,241	$1,474,652	$1,008,566	$383,680	$1,043,265	$7,469,012
Special mention	—	—	325	3,289	—	1,194	4,808
Substandard	—	758	2,299	1,648	656	4,945	10,306
Total remaining commercial	$1,373,608	$2,185,999	$1,477,276	$1,013,503	$384,336	$1,049,404	$7,484,126
Current period gross write-offs - Remaining commercial	$—	$280	$13	$21	$—	$3,685	$3,999
Total commercial loans
Pass	$1,947,569	$4,787,455	$9,322,594	$5,827,128	$3,187,110	$8,477,474	$33,549,330
Special mention	48	139,743	428,085	418,495	99,610	651,653	1,737,634
Substandard	—	778	491,740	382,482	198,016	936,252	2,009,268
Doubtful	—	—	—	—	—	48,489	48,489
N/A	73,316	247,843	232,808	109,823	34,316	29,163	727,269
Total commercial loans	$2,020,933	$5,175,819	$10,475,227	$6,737,928	$3,519,052	$10,143,031	$38,071,990
Current period gross write-offs - Total commercial	$—	$2,862	$5,477	$2,524	$896	$12,017	$23,776
(1)Loans originated during the three months ended March 31, 2024.
(2)Includes $456.7 million of LHFS at March 31, 2024.
(3)Includes $19.5 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of March 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$351,986	$951,574	$663,701	$386,928	$164,092	$140,861	$2,659,142	6.1%
<600	1,717,899	5,123,759	3,787,821	2,460,390	945,612	994,526	15,030,007	34.8%
600-639	1,012,644	3,010,813	2,226,481	1,166,610	379,354	351,803	8,147,705	18.8%
640-679	658,565	1,884,000	1,407,548	635,691	202,476	186,407	4,974,687	11.5%
680-719	463,654	1,396,779	981,350	545,012	234,360	158,661	3,779,816	8.7%
720-759	294,537	901,701	748,759	517,135	224,668	115,983	2,802,783	6.6%
>=760	546,536	1,395,386	1,664,572	1,442,340	569,317	226,476	5,844,627	13.5%
Total	$5,045,821	$14,664,012	$11,480,232	$7,154,106	$2,719,879	$2,174,717	$43,238,767	100.0%
Current period gross write-offs - RICs and auto loans	$1,094	$423,021	$379,004	$195,396	$59,777	$73,251	$1,131,543
(1)    Loans originated during the three months ended March 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$1,075,125	$763,677	$445,542	$193,922	$120,752	$61,909	$2,660,927	6.1%
<600	5,578,707	4,219,184	2,791,141	1,093,652	778,438	458,350	14,919,472	34.1%
600-639	3,324,732	2,483,763	1,324,435	439,996	303,441	138,715	8,015,082	18.3%
640-679	2,535,908	1,567,064	718,649	234,883	169,431	69,668	5,295,603	12.1%
680-719	1,754,195	1,092,896	612,871	268,978	159,209	39,934	3,928,083	9.0%
720-759	1,052,128	830,476	583,392	256,724	122,537	24,692	2,869,949	6.6%
>=760	1,574,026	1,847,059	1,644,605	654,214	267,443	28,896	6,016,243	13.8%
Total	$16,894,821	$12,804,119	$8,120,635	$3,142,369	$1,921,251	$822,164	$43,705,359	100.0%
Current period gross write-offs - RICs and auto loans	$479,992	$1,943,905	$1,052,016	$366,896	$245,621	$194,308	$4,282,738
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal unsecured loans

As of March 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$7,351	$—	$—	$—	$—	$48	$7,399	0.2%
<600	3	53	41	105	21	2,882	3,105	0.1%
600-639	72	6,739	9,648	1,038	352	5,640	23,489	0.6%
640-679	8,481	156,270	194,299	24,571	2,961	32,020	418,602	11.3%
680-719	50,350	548,420	541,476	95,491	7,564	69,186	1,312,487	35.4%
720-759	60,304	459,873	426,872	105,254	7,367	69,117	1,128,787	30.4%
>=760	59,595	314,592	277,828	85,337	8,427	71,843	817,622	22.0%
Total	$186,156	$1,485,947	$1,450,164	$311,796	$26,692	$250,736	$3,711,491	100.0%
Current period gross write-offs - Personal unsecured loans	$—	$34,328	$56,646	$16,118	$667	$2,064	$109,823
(1)    Loans originated during the three months ended March 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$8,080	$—	$—	$—	$—	$49	$8,129	0.2%
<600	40	62	57	35	32	2,883	3,109	0.1%
600-639	7,634	11,300	1,205	418	390	5,752	26,699	0.7%
640-679	175,427	228,631	30,445	3,442	2,479	31,341	471,765	11.6%
680-719	610,259	599,431	154,687	10,264	5,721	69,897	1,450,259	35.6%
720-759	511,424	444,493	181,398	15,625	5,847	70,518	1,229,305	30.3%
>=760	350,721	274,043	148,550	20,357	6,020	73,743	873,434	21.5%
Total	$1,663,585	$1,557,960	$516,342	$50,141	$20,489	$254,183	$4,062,700	100.0%
Current period gross write-offs - Personal unsecured loans	$30,001	$179,550	$75,237	$4,837	$2,205	$5,621	$297,451
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2024	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2024(1)	2023(1)	2022	2021	2020	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,747	$2,747	$—
<= 70%	—	—	189,887	1,019,015	867,980	2,504,019	4,580,901	—
70.01% - 110%	—	—	81,541	55,319	—	5,681	142,541	—
Greater than 110%	—	—	—	—	—	372	372	—
Total residential mortgages	$—	$—	$271,428	$1,074,334	$867,980	$2,512,819	$4,726,561	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$3,507	$3,507	$—
<600	—	—	12,524	20,550	15,271	145,170	193,515	—
600-679	—	—	21,964	47,937	31,063	220,680	321,644	—
680-759	—	—	70,445	220,738	192,388	661,083	1,144,654	—
>=760	—	—	166,495	785,109	629,258	1,482,379	3,063,241	—
Total residential mortgages	$—	$—	$271,428	$1,074,334	$867,980	$2,512,819	$4,726,561	$—
Current period gross write-offs - Residential mortgages	$—	$—	$—	$—	$—	$12	$12

Home equity
LTV ratios
No LTV available (2)	$—	$—	$1,714	$4,591	$4,418	$56,733	$67,456	$43,745
<= 70%	—	—	42,007	160,111	170,856	1,875,850	2,248,824	2,174,539
70.01% - 110%	—	—	3,883	1,409	—	11,602	16,894	14,133
Greater than 110%	—	—	621	154	—	1,132	1,907	1,907
Total home equity	$—	$—	$48,225	$166,265	$175,274	$1,945,317	$2,335,081	$2,234,324

FICO scores
No FICO score available	$—	$—	$724	$2,495	$2,631	$54,444	$60,294	$36,587
<600	—	—	697	2,913	5,403	135,875	144,888	126,879
600-679	—	—	1,915	9,421	9,460	227,775	248,571	231,058
680-759	—	—	17,432	52,431	58,706	622,422	750,991	733,658
>=760	—	—	27,457	99,005	99,074	904,801	1,130,337	1,106,142
Total home equity	$—	$—	$48,225	$166,265	$175,274	$1,945,317	$2,335,081	$2,234,324
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$2,507	$2,507
(1) Loans originated during the three months ended March 31, 2024. The Company ceased origination of new residential mortgage and home equity loans in 2022.
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
(4) Excludes LHFS.

During the three months ended March 31, 2024, the Company reported $0.8 million in gross charge-offs related to other consumer portfolios.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Payment Deferral Only
	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
CRE	$98,453	1.04%	$190	—%
C&I	1,910	0.02%	1,926	0.01%
Other commercial	51	—%	—	—%
Consumer:
RICs and auto loans	245,019	0.57%	240,897	0.56%
Total	$345,433	0.37%	$243,013	0.25%

	All Other Modifications
	Three months ended		Three months ended
	March 31, 2024		March 31, 2023
(dollars in thousands)	Amortized Cost	% of Total Class of Financing Receivable	Amortized Cost	% of Total Class of Financing Receivable

Commercial:
C&I	$948	0.01%	$798	0.01%
Consumer:
Residential mortgages	290	0.01%	—	—%
Home equity loans and lines of credit	2,134	0.09%	653	0.02%
RICs and auto loans	33,567	0.08%	193,357	0.44%
Other consumer	43	0.08%	—	—
Total	$36,982	0.04%	$194,808	0.20%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost
	As of March 31, 2024
(in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$256,931	$13,083	$7,144
C&I	47,701	6,661	378
Multifamily	8,885	15,348	8,536
Other commercial	318	—	51
Consumer:
Residential mortgages	4,568	104	—
Home equity loans and lines of credit	6,297	509	146
RICs and auto loans	725,914	271,635	21,709
Other consumer	30	—	13
Total	$1,050,644	$307,340	$37,977

	Amortized Cost (1)
	As of March 31, 2023
(in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$190	$—	$—
C&I	2,452	272	—
Consumer:
Home equity loans and lines of credit	631	22	—
RICs and auto loans	395,337	38,570	347
Total	$398,610	$38,864	$347
(1) Reflects the adoption of ASU 2022-02 on January 1, 2023 and includes only loans modified after January 1, 2023.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Refer to Note 1 to our most recent Annual Report on Form 10-K for 2023 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12-month period prior to default due to the borrower's financial difficulty:

	Amortized Cost
	Three months ended
	March 31, 2024
	Payment deferral	All other modification types
(in thousands)
Commercial:
C&I	90	68
Consumer:
RICs and auto loans	28,428	8,913
Total	$28,518	$8,981

	Amortized Cost (1)
	Three months ended
	March 31, 2023
	Payment deferral	All other modification types
(in thousands)
Consumer:
RICs and auto loans	313	494
Total	$313	$494
(1) Reflects the adoption of ASU 2022-02 on January 1, 2023 and includes only loans modified after January 1, 2023.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Leased vehicles	$17,064,556	$17,548,952
Less: accumulated depreciation	(3,255,044)	(3,546,875)
Depreciated net capitalized cost	$13,809,512	$14,002,077
Manufacturer subvention payments, net of accretion	(636,292)	(593,004)
Unamortized origination fees and other costs	468,917	373,767
Leased vehicles, net	$13,642,137	$13,782,840
Commercial equipment vehicles and aircraft, gross	$—	$—
Less: accumulated depreciation	—	—
Commercial equipment vehicles and aircraft, net	$—	$—
Total operating lease assets, net	$13,642,137	$13,782,840

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2024 (in thousands):

2024	$1,629,446
2025	1,552,937
2026	810,714
2027	73,060
2028	74
Thereafter	—
Total	$4,066,231

During the three months ended March 31, 2024, the Company recognized $22.8 million of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $22.4 million recognized during the three months ended March 31, 2023, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2023 and March 31, 2024	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665
During the three months ended March 31, 2024, there were no additions, re-allocations, impairments, or disposals of goodwill. During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. There were no other additions, re-allocations, impairments, or disposals of goodwill during the three months ended March 31, 2023.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	March 31, 2024		December 31, 2023
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$231,083	$(238,917)	$236,958	$(233,042)
Stellantis relationship	4,515	(134,235)	5,436	(133,314)
Other intangibles	41,979	(50,325)	44,765	(47,539)
Total intangibles subject to amortization	$277,577	$(423,477)	$287,159	$(413,895)

At March 31, 2024 and December 31, 2023, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $9.6 million and $10.4 million for the three months ended March 31, 2024 and 2023, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2024	$37,900	$9,581	$28,319
2025	34,783	—	34,783
2026	32,492	—	32,492
2027	28,646	—	28,646
2028	26,340	—	26,340
Thereafter	126,997	—	126,997

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	March 31, 2024	December 31, 2023
Operating lease ROU assets	$397,251	$435,633
Deferred tax assets	235,025	234,309
Accrued interest receivable	823,415	827,704
Derivative assets at fair value	1,160,331	1,090,194
Other real estate owned and other repossessed assets	288,997	291,280
Equity method investments	321,078	306,313
MSRs	95,776	94,266
Income tax receivables	428,316	478,305
Prepaid expense	257,089	242,273
Miscellaneous assets and receivables	880,298	583,607
Total Other assets	$4,887,576	$4,583,884

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

For the three months ended March 31, 2024 and 2023, operating lease expenses were $34.1 million and $43.0 million, respectively. Sublease income was $0.9 million and $1.0 million respectively, for the three months ended March 31, 2024 and 2023. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2024	Total Operating leases
(in thousands)
2024	$103,668
2025	117,580
2026	89,377
2027	77,253
2028	43,490
Thereafter	95,084
Total lease liabilities	$526,452
Less: Interest	(42,083)
Present value of lease liabilities	$484,369

Supplemental Balance Sheet Information	March 31, 2024	December 31, 2023
Operating lease ROU assets	$397,251	$435,633
Other liabilities	$484,369	$511,400
Weighted-average remaining lease term (years)	5.6	5.6
Weighted-average discount rate	3.1%	3.1%

	Three months ended March 31,
Other Information	2024	2023
	(in thousands)
Operating cash flows from operating leases (1)	$(35,699)	$(38,391)
Leased assets obtained in exchange for new operating lease liabilities	$6,286	$14,257
(1) Activity is included within the net change in other liabilities on the SCF.

The remainder of Other assets is comprised of:

•Deferred tax asset - Refer to Note 15 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Assets
Restricted cash	$1,003,547	$864,464
LHFI	25,065,413	25,144,797
Operating lease assets, net (1)	13,642,137	13,782,840
Various other assets	701,005	637,987
Total Assets	$40,412,102	$40,430,088
Liabilities
Notes payable	$25,699,422	$25,087,655
Various other liabilities	111,313	119,280
Total Liabilities	$25,810,735	$25,206,935
(1) As noted above, all leased vehicles are originated through a titling trust. At March 31, 2024 and December 31, 2023, $7.0 billion and $7.8 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of March 31, 2024 and December 31, 2023, the Company was servicing $29.4 billion and $28.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

During the three month ended March 31, 2024, the company sold certain notes payable to third-party investors (for cash proceeds of $481.4 million) that it had previously retained from prior period securitization transactions of on-balance sheet VIEs. The company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheet.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Assets securitized	$5,234,923	$1,382,583

Net proceeds from new securitizations (1)	$4,011,360	$792,050
Net proceeds on retained bonds from new securitizations	733,880	255,669
Cash received for servicing fees (2)	222,352	240,381
Net distributions from Trusts (2)	1,038,012	572,348
Total cash received from Trusts	$6,005,604	$1,860,448
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At March 31, 2024 and December 31, 2023, the Company was servicing gross RICs of $1.9 billion and $973.9 million, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

During the three months ended March 31, 2024, the Company sold $1.1 billion of gross of RICs to a newly formed off-balance sheet securitization VIE which resulted in a pre-tax loss of $42.3 million. The company retained the servicing of the RIC's sold and provided a loan, classified by the Company as an investment in debt security HTM, in the amount of $53.0 million to the VIE to satisfy regulatory risk retention requirements. The company is not obligated to provide any financial support to the VIE. All of the notes and residual equity interests issued by the VIE were sold to third-party investors. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations. At the time of the sale, the Company released approximately $96.0 million of ACL to provision expense.

In November 2023, the Company sold all of the equity certificates of an on-balance sheet Trust to a new off-balance sheet Trust established in 2023. This new off-balance sheet Trust issued debt and equity tranches to third-party investors, with the exception of a 5% share of each new tranche purchased by the Company. In addition, the Company sold all of its debt that had been held from the on-balance sheet Trust to a third party. The Company’s sale of this debt and equity from the on-balance sheet Trust resulted in the Company no longer being identified as the primary beneficiary and the subsequent de-recognition of the assets and liabilities of the on-balance sheet Trust from its Condensed Consolidated Balance Sheets. As a result of these transactions, the Company recognized an immaterial loss in its Consolidated Statements of Operations.

During the three months ended March 31, 2023, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2024	2023
Receivables securitized (1)	1,060,931	—

Net proceeds from new securitizations	1,003,695	—
Cash received for servicing fees	$1,344	$2,060
Total cash received from Trusts	$1,005,039	$2,060
(1) Represents the UPB at the time of original securitization.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at March 31, 2024 was $82.0 million and $4.6 million of debt and equity investments, respectively, compared to $29.7 million and $2.8 million at December 31, 2023. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.1 billion and $1.1 billion at March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024 SBNA serviced approximately $8.9 billion in multi-family loans for the Structured LLC and receives a market rate servicing fee. For the three months ended March 31, 2024, SBNA recognized $9.9 million in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,251,256	15.8%	$11,591,982	15.0%
Non-interest-bearing demand deposits	15,177,900	19.5%	15,504,947	20.1%
Savings	4,213,934	5.4%	4,428,281	5.7%
Customer repurchase accounts	240,728	0.3%	238,523	0.3%
Money market	25,037,492	32.3%	25,361,575	33.0%
CDs	20,763,160	26.7%	19,947,868	25.9%
Total deposits (1)	$77,684,470	100.0%	$77,073,176	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.2 billion and $5.4 billion at March 31, 2024 and December 31, 2023, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $186.7 million and $107.6 million at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company had $5.9 billion and $5.6 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $0.0 million and $40.0 million from the FHLB of Pittsburgh at March 31, 2024 and December 31, 2023, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2024 were $43.9 billion, compared to $44.1 billion at December 31, 2023. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the three months ended March 31, 2024, the Company completed the public offering and sale of $1.0 billion in aggregate principal amount of its 6.17% fixed-to-floating rate senior notes due January 2030. The Company also completed on-balance sheet securitization transactions of $1.5 billion on its SDART platform, of which it retained approximately $332.4 million in interests in the VIE, and $1.1 billion on its DRIVE platform, of which it retained $164.0 million in interests in the VIE. The Company completed an on-balance sheet securitization transaction on its SBALT platform in the amount of $1.7 billion, of which it retained approximately $237.5 million in interests in the VIE. Additionally, the company sold certain notes payable to third-party investors (for cash proceeds of $481.4 million) that it had previously retained from prior period securitization transactions of on balance sheet VIEs. The company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheet.

In April 2024, the Company's auto business completed an on-balance sheet securitization transaction of $1.6 billion on its SDART platform, of which it retained approximately $134.4 million in interests in the VIE.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations
The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.50% senior notes due June 2024 (1)	$999,813	3.50%	$999,559	3.50%
3.45% senior notes due June 2025	998,634	3.45%	998,329	3.45%
4.26% senior notes due June 2025	499,842	4.43%	499,634	4.43%
4.50% senior notes due July 2025	1,099,104	4.50%	1,098,937	4.50%
Senior notes due April 2026 (2)	433,464	6.01%	433,450	6.02%
5.81% senior sustainability notes due September 2026	499,212	5.92%	499,082	5.92%
3.24% senior notes due October 2026	932,325	3.24%	930,768	3.24%
6.89% senior notes due June 2027 (1)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,651	4.40%	1,049,641	4.40%
2.49% senior notes due January 2028	997,776	2.57%	997,582	2.57%
6.50% senior notes due March 2029	996,758	6.59%	996,580	6.59%
6.57% senior notes due June 2029	498,130	6.67%	498,034	6.67%
6.17% senior notes due January 2030	996,259	6.26%	—	—%
7.66% senior notes due November 2031	497,847	7.73%	497,797	7.73%
2.88% subordinated notes, due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
Total Parent Company borrowings	12,248,815		11,249,393
Subsidiaries
Short-term borrowing due within one year, maturing thru March 2024	$—	—%	$427,531	4.66%
Short-term borrowing due within one year, maturing thru June 2024	260,786	4.19%	—	—%
FHLB advances, maturing through April 2027	4,951,510	4.93%	6,584,791	5.04%
Credit-linked notes due December 2031 (3)	74,156	3.81%	89,812	3.51%
Credit-linked notes due May 2032 (4)	181,549	7.56%	214,941	7.25%
Credit-linked notes due August 2032 (5)	160,484	9.60%	188,282	9.12%
Credit-linked notes due December 2032 (6)	218,327	10.51%	246,497	10.16%
Credit-linked notes due June 2033 (7)	80,822	10.59%	89,787	10.26%
Credit Linked notes due December 2033 (8)	205,108	9.25%	206,033	9.24%
Credit-linked notes due February 2052 (9) (11)	115,520	11.92%	118,246	11.92%
6.98% senior notes due October 2025 (1)	2,000,000	6.98%	2,000,000	6.98%
Warehouse lines maturing through February 2026(10)	3,371,578	7.61%	3,618,378	6.93%
Secured structured financings maturing through December 2031	20,042,692	0.48% - 7.69%	19,110,360	0.48% - 7.69%
Total subsidiary borrowings and other debt obligations	31,662,532		32,894,658
Total Parent Company and subsidiaries' borrowings and other debt obligations	$43,911,347		$44,144,051
(1) These notes are payable to SHUSA's parent company, Santander.
(2) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(3) Issued in December 2021 in the amount of $298.0 million. Notes are tied to the performance of a $2.0 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36.0 million.
(4) Issued in June 2022 in the amount of $521.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(5) Issued in September 2022 in the amount of $374.5 million. Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(6) Issued in December 2022 in the amount of $388.4 million. Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million.
(7) Issued in June 2023 in the amount of $115.5 million. Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
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

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	March 31, 2024
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due April 2025	$250,700	$1,000,000	8.25%	$396,342	$—
Warehouse line due July 2025	273,000	600,000	7.07%	326,067	3,236
Warehouse line due July 2025	26,200	500,000	12.41%	38,594	—
Warehouse line due October 2025	927,100	2,100,000	6.26%	1,332,501	64
Warehouse line due November 2025	483,000	500,000	4.09%	677,604	—
Warehouse line due January 2026	999,500	1,000,000	10.82%	1,450,629	2,598
Warehouse line due February 2026	412,078	700,000	6.59%	611,351	506
Total credit facilities	$3,371,578	$6,400,000	7.61%	$4,833,088	$6,404

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	March 31, 2024
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through December 2031(1)	$17,109,213	$45,365,875	0.48% - 7.69%	$26,620,341	$994,399
Privately issued amortizing notes maturing on various dates through August 2030 (3)	2,933,479	7,350,027	2.17% - 6.73%	4,827,740	2,742
Total secured structured financings	$20,042,692	$52,715,902	0.48% - 7.69%	$31,448,081	$997,141
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended March 31, 2024			December 31, 2023		March 31, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	67,037	(15,738)	51,299	$(254,519)	$51,299	$(203,220)

Net unrealized (losses)/gains on investments in debt securities	18,594	(6,955)	11,639	(790,551)	11,639	(778,912)
Pension and post-retirement actuarial gain / (loss)(3)	247	(64)	183	(20,498)	183	(20,315)
As of March 31, 2024	$85,878	$(22,757)	$63,121	$(1,065,568)	$63,121	$(1,002,447)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended March 31, 2023			December 31, 2022		March 31, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$120,728	$(34,858)	$85,870
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	3,856	(757)	3,099
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	124,584	(35,615)	88,969	$(515,664)	$88,969	$(426,695)
Change in unrealized (losses)/gains on investments in debt securities	25,602	(24,072)	1,530
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	36,960	(7,255)	29,705
Net unrealized gains/(losses) on investments in debt securities	62,562	(31,327)	31,235	(796,572)	31,235	(765,337)
Pension and post-retirement actuarial gain / (loss) (3)	655	(170)	485	(23,787)	485	(23,302)
As of March 31, 2023	$187,801	$(67,112)	$120,689	$(1,336,023)	$120,689	$(1,215,334)
(1)- (3) Refer to the corresponding explanations in the table above.

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2023 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 13 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Securities purchased under agreements to resell	$7,628,806	$8,617,309
Securities borrowed	1,837,001	1,621,405
Total	$9,465,807	$10,238,714

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$16,164,434	$16,290,761
Securities lending	17	25
Total	$16,164,451	$16,290,786

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

	March 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$53,209,700	$(45,580,894)	$7,628,806
Securities borrowed	1,837,001	—	1,837,001
Total	$55,046,701	$(45,580,894)	$9,465,807

	March 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$61,745,328	$(45,580,894)	$16,164,434
Securities lending	17	—	17
Total	$61,745,345	$(45,580,894)	$16,164,451
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$41,237,731	$(32,620,422)	$8,617,309
Securities borrowed	1,621,405	—	1,621,405
Total	$42,859,136	$(32,620,422)	$10,238,714

	December 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$48,911,183	$(32,620,422)	$16,290,761
Securities lending	25	—	25
Total	48,911,208	(32,620,422)	16,290,786
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	March 31, 2024
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$28,748,667	$10,211,955	$13,625,513	$9,159,193	$61,745,328
Securities lending	17	—	—	—	17
Total	$28,748,684	$10,211,955	$13,625,513	$9,159,193	$61,745,345

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	March 31, 2024			December 31, 2023
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$35,424,614	$—	$35,424,614	$29,251,978	$—	$29,251,978
Residential agency MBS	24,267,322	—	24,267,322	17,532,972	—	17,532,972
Corporate and other securities	2,053,392	17	2,053,409	2,126,233	25	2,126,258
Total	$61,745,328	$17	$61,745,345	$48,911,183	$25	$48,911,208

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2024, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of March 31, 2024, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $11.0 million and $11.1 million, respectively. The Company had $11.5 million and $15.3 million in cash and securities collateral posted to cover those positions as of March 31, 2024 and December 31, 2023, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.8 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Debt securities AFS (Note 2)	$2,243,603	$2,463,991	$81,397	$36,009

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities and forecasted issuances of borrowed funds. The Company also has foreign exchange contracts designed to hedge certain contractual payments in foreign currencies.

All of these derivatives have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Condensed Consolidated Statements of Operations line item as the earnings effect of the hedged item.

The last of the hedges is scheduled to expire in December 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2024, the Company estimated that approximately $83.7 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$170	$2,475	5.91%	9.90%	3.58
Interest rate swaps	6,475,000	66,761	—	2.75%	3.48%	2.77
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$5,559,350	$60,926	$—	3.24%	3.81%	2.52
Pay variable - receive fixed interest rate swaps	11,075,000	4,245	333,523	1.96%	1.84%	1.21
Foreign exchange	20,000	—	226	—%	—%	0.08
Total	$23,148,116	$132,102	$336,224	2.49%	2.78%	1.96

December 31, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$192	$2,235	5.91%	9.90%	3.83
Interest rate swaps	6,650,000	38,712	7,716	2.02%	3.46%	3.01
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,422,700	$22,935	$120	5.38%	3.82%	2.53
Pay variable - receive fixed interest rate swaps	11,925,000	13,575	362,018	1.83%	1.64%	1.30
Interest rate floor	250,000	—	—	—%	—%	0.04
Total	$22,266,466	$75,414	$372,089	2.41%	2.51%	1.99

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

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management requirements related to foreign exchange and lending arrangements. These derivatives primarily consist of interest rate swaps, caps, floors, and foreign exchange contracts. Risk exposure from customer positions is managed through offsetting transactions with other dealers, including Santander. Refer to Note 17 for related party transactions.

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Mortgage banking derivatives:
Total mortgage banking risk management	662,000	662,000	16,454	14,634	35,429	31,304

Customer-related derivatives:
Swaps receive fixed	14,931,634	15,017,998	2,903	26,731	793,390	687,505
Swaps pay fixed	14,984,936	15,005,503	812,882	708,642	3,876	26,366
Other	7,942,342	8,691,978	58,425	93,439	56,824	91,602
Total customer-related derivatives	37,858,912	38,715,479	874,210	828,812	854,090	805,473

Other derivative activities:
Foreign exchange contracts	10,244,954	11,518,594	50,793	54,722	50,381	62,842
Interest rate swap agreements	100	2,400,100	7	—	—	2
Interest rate cap agreements	1,814,427	2,313,672	67,732	76,019	—	—
Options for interest rate cap agreements	1,814,427	2,313,672	—	—	67,732	76,019
Other	54,709,920	48,543,537	51,216	42,657	71,136	126,968

Total	$107,104,740	$106,467,054	$1,060,412	$1,016,844	$1,078,768	$1,102,608

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended March 31,
	Line Item	2024	2023

Fair value hedges:
Cross-currency swaps	Net interest income	$(190)	$(830)
Interest rate swaps	Net interest income	12,888	5,400
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	12,926	(3,468)
Pay variable receive-fixed interest rate swap	Interest income on loans	(95,381)	(101,917)
Interest rate floors	Interest income on loans	(46)	(436)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	(4,210)	2,383
Customer-related derivatives	Non interest income	10,377	17,057
Foreign exchange	Non interest income	(6,306)	(10,281)
Interest rate swaps, caps, and options	Non interest income	24,522	(694)
Other	Non interest income	25,348	(57,558)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $51.3 million, and $85.9 million, net of tax, for the three months ended March 31, 2024, and 2023, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of zero, and $3.1 million, net of tax, for the three months ended March 31, 2024, and 2023, respectively.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the applicable master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives, and cash collateral, may be eligible for offset on its Condensed Consolidated Balance Sheets.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
March 31, 2024
Fair value hedges	$66,931	$—	$66,931	$(32,121)	$34,810
Cash flow hedges	65,171	—	65,171	(62,168)	3,003
Other derivative activities (1)	1,060,412	(32,183)	1,028,229	(290,159)	738,070
Total Derivative Assets	$1,192,514	$(32,183)	$1,160,331	$(384,448)	$775,883

December 31, 2023
Fair value hedges	$38,904	$—	$38,904	$(11,300)	$27,604
Cash flow hedges	36,510	—	36,510	(22,935)	13,575
Other derivative activities (1)	1,016,844	(2,064)	1,014,780	(170,835)	843,945
Total Derivative Assets	$1,092,258	$(2,064)	$1,090,194	$(205,070)	$885,124
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
March 31, 2024
Fair value hedges	$2,475	$—	$2,475	$(1,171)	$1,304
Cash flow hedges	333,749	—	333,749	(139,635)	194,114
Other derivative activities (1)	1,078,768	(32,133)	1,046,635	(94,057)	952,578
Total Derivative Liabilities	$1,414,992	$(32,133)	$1,382,859	$(234,863)	$1,147,996

December 31, 2023
Fair value hedges	$9,951	$—	$9,951	(1,064)	$8,887
Cash flow hedges	362,138	—	362,138	$(140,968)	221,170
Other derivative activities (1)	1,102,608	(2,014)	1,100,594	(129,722)	970,872
Total Derivative Liabilities	$1,474,697	$(2,014)	$1,472,683	$(271,754)	$1,200,929
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

NOTE 13. FAIR VALUE (continued)

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

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. At December 31, 2023, the beneficial interest in the Structured LLC was determined to be Level 2 based on observed market execution. As a result of moving further from the purchase date and observed market execution, the Company is relying on a DCF method going forward for valuation. As a result, the $1.1 billion beneficial interest in the Structured LLC has transferred from Level 2 to Level 3.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Financial assets:
U.S. Treasury securities	$226,359	$—	$—	$226,359	$25,409	$—	$—	$25,409
Corporate debt	—	2,130	—	2,130	—	31,590	—	31,590
ABS	—	549,739	—	549,739	—	510,663	—	510,663
Beneficial interest in Structured LLC	—	—	1,082,349	1,082,349	—	1,122,510	—	1,122,510
MBS	—	5,230,937	—	5,230,937	—	5,349,365	—	5,349,365
Investment in debt securities AFS (2)	$226,359	$5,782,806	$1,082,349	$7,091,514	$25,409	$7,014,128	$—	$7,039,537
Trading securities	1,593,249	7,404,215	6,148	9,003,612	1,637,908	6,329,031	936	7,967,875
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	604,292	—	604,292	—	2,112,292	—	2,112,292
RICs HFI (3)	—	—	12,494	12,494	—	—	13,888	13,888
LHFS (1)(4)	—	535,373	—	535,373	—	19,464	—	19,464
MSRs	—	—	95,776	95,776	—	—	94,266	94,266
Other assets - derivatives (2)	586	1,159,713	32	1,160,331	4,807	1,085,333	54	1,090,194
Total financial assets (5)	$1,820,194	$15,486,399	$1,196,799	$18,503,392	$1,668,124	$16,560,248	$109,144	$18,337,516
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$362,103	$—	$362,103	$—	$595,414	$—	$595,414
Trading liabilities	2,665,439	295,178	—	2,960,617	2,371,823	327,293	384	2,699,500
Other liabilities - derivatives (2)	134	1,382,360	365	1,382,859	5,914	1,466,119	650	1,472,683
Total financial liabilities	$2,665,573	$2,039,641	$365	$4,705,579	$2,377,737	$2,388,826	$1,034	$4,767,597
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
(4) Residential mortgage loans and commercial mortgage loans.
(5) Approximately $1.2 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 6.5% of total assets measured at fair value on a recurring basis and approximately 0.7% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at March 31, 2024. Significant assumptions used in evaluation include, discount rate, loss severity rate, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

LHFS

For certain LHFS portfolios, the Company has elected the FVO and the portfolios are measured at fair value on a recurring basis. These loans consisted primarily of loans attributed to CIB whole loan aggregation and bridge lending programs. The fair value of these loans was based on estimated market rates for similar loans and certain forward sale agreements and the loans are considered Level 2. See further discussion below in the section captioned "FVO for Financial Assets and Financial Liabilities."

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At March 31, 2024 and December 31, 2023, the balance of these loans serviced for others was $8.1 billion and $8.3 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.8 million and $5.4 million, respectively, at March 31, 2024.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.6 million and $7.0 million, respectively, at March 31, 2024.

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

NOTE 13. FAIR VALUE (continued)

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect the counterparty's nonperformance risk, except for those derivative contracts with associated credit support annexes which provide credit enhancements, such as collateral postings and guarantees. The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to total return settlement derivative contracts.

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 12 to these Condensed Consolidated Financial Statements for a discussion of derivatives activity.

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

	Three months ended March 31, 2024						Three months ended March 31, 2023
(in thousands)	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$—	$13,888	$94,266	$(596)	$552	$108,110	$20,924	$107,383	$(2,210)	$139	$126,236
Gain / (losses) in OCI	(23,469)	—	—	—	—	(23,469)	—	—	—	—	—
Gains/(losses) in earnings	—	—	3,848	263	(9)	4,102	—	(2,539)	(169)	(2)	(2,710)
Additions/Issuances	—	—	—	—	465	465	—	—	—	—	—
Transfer from Level 2	1,122,510	—	—	—	5,576	1,128,086	—	—	—	2,219	2,219
Settlements (1)	(16,692)	(1,394)	(2,338)	—	(436)	(20,860)	(2,100)	(2,534)	—	—	(4,634)
Balances, end of period	$1,082,349	$12,494	$95,776	$(333)	$6,148	$1,196,434	$18,824	$102,310	$(2,379)	$2,356	$121,111
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$3,848	$263	$(9)	$4,102	$—	$(2,539)	$(169)	$(2)	$(2,710)
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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Impaired commercial LHFI	$—	$137,370	$96,774	$234,144	$—	$230,443	$41,432	$271,875
Foreclosed assets	—	20,922	—	20,922	—	24,588	—	24,588
Vehicle inventory	—	356,793	—	356,793	—	311,321	—	311,321
LHFS	—	—	60,978	60,978	—	—	140,655	140,655
Auto loans impaired due to bankruptcy	—	139,709	—	139,709	—	154,684	—	154,684

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

The Company had LHFS portfolios of $61.0 million and $140.7 million at March 31, 2024 and December 31, 2023, respectively, that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended March 31,
(in thousands)	Statement of Operations Location	2024	2023
Impaired LHFI	Credit loss expense / (benefit)	$(3,505)	$(3,250)
Foreclosed assets	Miscellaneous income, net (1)	(3,964)	(8)
LHFS	Miscellaneous income, net (1)	—	(3,769)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	11,957	(3,371)
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at March 31, 2024 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,082,349	DCF	Discount rate (1)	11.50%
			Loss severity rate	0.00% -100.00%
			Extension of Loan	0 to 60 months
MSRs	$95,776	DCF	CPR (2)	0.00% - 100.00% (7.48%)
			Discount rate (1)	9.81%
(1)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(2)     Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(3) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
MSRs	$94,266	DCF	CPR (2)	0.00% - 100.00% (7.53%)
			Discount rate (3)	9.81%
(1), (2), (3) - See corresponding footnotes to the March 31, 2024 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	March 31, 2024					December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,413,097	$14,413,097	$14,413,097	$—	$—	$13,118,428	$13,118,428	$13,118,428	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,465,807	9,463,021	—	9,463,021	—	10,238,714	10,234,487	—	10,234,487	—
Investments in debt securities AFS	7,091,513	7,091,514	226,359	5,782,806	1,082,349	7,039,537	7,039,537	25,409	7,014,128	—
Investments in debt securities HTM	8,969,064	7,410,927	—	7,410,927	—	9,039,704	7,562,523	—	7,562,523	—
Trading securities and other investments (2)	9,003,612	9,003,612	1,593,249	7,404,215	6,148	7,967,875	7,967,874	1,637,908	6,329,030	936
LHFI, net	84,937,664	86,999,045	—	137,370	86,861,675	86,115,156	89,544,115	—	230,443	89,313,672
LHFS	596,351	596,351	—	535,373	60,978	160,118	160,119	—	19,464	140,655
Restricted cash	5,365,963	5,365,963	5,365,963	—	—	5,549,701	5,549,701	5,549,701	—	—
MSRs	95,776	95,776	—	—	95,776	94,266	94,266	—	—	94,266
Derivatives	1,160,331	1,160,331	586	1,159,713	32	1,090,194	1,090,194	4,807	1,085,333	54

Financial liabilities:
Deposits (1)	20,763,160	20,834,335	—	20,834,335	—	19,947,868	20,040,000	—	20,040,000	—
Federal funds purchased and securities loaned or sold under repurchase agreements	16,164,451	16,168,676	—	16,168,676	—	16,290,786	16,289,980	—	16,289,980	—
Trading liabilities	2,960,617	2,960,617	2,665,439	295,178	—	2,699,500	2,699,500	2,371,823	327,293	384
Borrowings and other debt obligations	43,911,347	43,952,206	—	37,642,851	6,309,355	44,144,051	44,107,856	—	36,998,432	7,109,424
Derivatives	1,382,859	1,382,859	134	1,382,360	365	1,472,683	1,472,683	5,914	1,466,119	650
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At March 31, 2024, the fair value of the underlying collateral was $61.9 billion before netting of $45.6 billion, all of which was sold or re-pledged.

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

LHFS

At March 31, 2024 and December 31, 2023, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair market value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2024			December 31, 2023
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$535,373	$533,682	$1,691	$19,464	$19,389	$75
RICs HFI	$12,494	$12,494	$—	$13,888	$13,888	$—
Nonaccrual loans	95	95	—	74	74	—
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	604,292	603,837	455	$2,112,292	$2,111,293	$999
Federal funds purchased and securities loaned or sold under repurchase agreements	362,103	362,020	83	595,414	595,142	272
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $61.0 million and $140.7 million of LHFS at March 31, 2024 and December 31, 2023, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended March 31,
(in thousands)	2024	2023
Non-interest income:
Consumer and commercial fees	$84,217	$90,329
Lease income	593,447	628,424
Capital market revenue	115,970	37,082
Miscellaneous income, net
Mortgage banking income, net	13,750	4,184
BOLI	18,194	15,570
Net gain on sale of operating leases	22,759	22,383
Asset and wealth management fees	80,603	61,133
(Loss) / gain on non-mortgage loans	(740)	(4,701)
Other miscellaneous income, net	(55,635)	8,903
Net gain / (loss) on sale of investment securities	65,166	36,960
Total Non-interest income	$937,731	$900,267
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended March 31,
(in thousands)	2024	2023
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$31,048	$31,695
Commission and trailer fees (2)	77,063	57,626
Interchange income, net (2)	19,116	17,525
Underwriting service fees (2)	73,492	27,961
Asset and wealth management fees (2)	47,821	30,105
Other revenue from contracts with customers (2)	2,122	11,948
Total in-scope of revenue from contracts with customers	250,662	176,860
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	34,952	41,626
Lease income	593,447	628,424
Other miscellaneous income, net (3)	(6,496)	16,397
Net gain / (loss) on sale of investment securities	65,166	36,960
Total out-of-scope of revenue from contracts with customers	687,069	723,407
Total non-interest income	$937,731	$900,267
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended March 31,
(in thousands)	2024	2023
Other expenses:
Amortization of intangibles	$9,581	$10,446
Deposit insurance premiums and other expenses	16,604	18,757
Other administrative expenses	94,975	86,578
Other miscellaneous expenses	17,385	5,198
Total Other expenses	$138,545	$120,979

NOTE 15.INCOME TAXES

Income tax expense of $7.8 million and $28.2 million was recorded for the three months ended March 31, 2024 and 2023, respectively. This resulted in an ETR of 2.2% for the three months ended March 31, 2024, compared to 8.7% for the corresponding period in 2023.

The income tax expense recorded (and related ETR) for the three months ended March 31, 2024 was directly impacted by an increase in forecasted electric vehicle tax credits expected to be generated in 2024 when compared to the first quarter of 2023.

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

In December 2021, a framework known as Pillar Two was established by the Organization for Economic Cooperation and Development (“OECD”). Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. It will be effective for some countries in 2024 and others in future years. At this time, the Pillar Two framework has not been adopted by the U.S., but has been adopted by our parent’s jurisdiction. Any potential tax liability associated with SHUSA’s operations is expected to be accrued and paid by Santander.

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

The Company had a net deferred tax asset balance of $195.7 million at March 31, 2024 (consisting of a deferred tax asset balance of $235.0 million and a deferred tax liability balance of $39.3 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a deferred tax asset balance of $234.3 million and a deferred tax liability balance of $84.2 million). The $45.6 million change in net deferred tax asset for the period ended March 31, 2024 was primarily due to a decrease in the deferred tax liability related to leasing transactions and an increase in the allowance for loan loss deferred tax asset.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2024	December 31, 2023
	(in thousands)
Commitments to extend credit	$24,846,809	$25,239,691
Letters of credit	1,084,701	1,168,681
Recourse exposure on sold loans	18,157	18,546
Total commitments	$25,949,667	$26,426,918

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

Included within the reported balances for commitments to extend credit at March 31, 2024 and December 31, 2023 were $3.3 billion and $3.1 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2024 was 11.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2024 was $1.1 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at March 31, 2024. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2024 and December 31, 2023, the liability related to unfunded lending commitments was $57.2 million and $60.8 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	March 31, 2024	December 31, 2023
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$11,129	$10,302

MPLFA

Under the terms of the MPLFA, SC must make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA requires SC to maintain at least $2.5 billion and $2.5 billion for floor plan and retail financing. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of March 31, 2024, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2024 and December 31, 2023 not subject to a market price check was zero.

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

As of March 31, 2024 and December 31, 2023, the Company accrued aggregate legal and regulatory liabilities of approximately $12.6 million and $12.4 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $13.3 million as of March 31, 2024 and $14.6 million as of December 31, 2023. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former GAP products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. SC has appealed.

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

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. The parties are engaged in discovery.

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

NOTE 17.RELATED PARTY TRANSACTIONS

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

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2023.

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

As of March 31, 2024, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the three months ended March 31, 2024, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $0.0 billion. In addition, during the three months ended March 31, 2024, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $44.4 million.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $179.0 million and $141.8 million as of March 31, 2024 and December 31, 2023, respectively.

Repurchase Agreements and Securities Trading

During the three months ended March 31, 2024, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements and securities trading activities, which do not eliminate in consolidation, was $45.0 million and $105.0 million at March 31, 2024, respectively. During the three months ended March 31, 2024, the amount of income / expense related to these accounts was negligible to the overall results of the Company and Santander.

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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services include the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America

The Company also offers customer-related derivatives to hedge interest rate risk, and in the C&I, CRE, and CIB business segments and the dealer commercial lending division of the Auto business segment, offers derivatives relating to foreign exchange and lending arrangements. See Note 12 to these Condensed Consolidated Financial Statements for additional details.

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

Results of Segments

The following tables present certain information regarding the Company’s segments:

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$885,622	$377,814	$86,401	$124,191	$26,911	$60,684	$(184,114)	$1,377,509
Non-interest income	571,158	61,348	14,070	8,953	164,850	83,732	33,620	937,731
Credit loss expense / (benefit)	379,652	52,034	(21,395)	8,737	(12,743)	—	(1,287)	404,998
Total expenses	807,303	353,005	52,986	32,366	195,479	66,870	51,272	1,559,281
Income/(loss) before income taxes	269,825	34,123	68,880	92,041	9,025	77,546	(200,479)	350,961
Total assets	61,259,798	11,747,388	4,080,901	23,845,435	26,842,241	7,322,916	30,667,061	165,765,740
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$920,272	$400,246	$82,942	$105,132	$59,789	$70,019	$(128,006)	$1,510,394
Non-interest income	650,683	65,974	10,929	4,997	89,735	57,655	20,294	900,267
Credit loss expense / (benefit)	417,766	109,095	2,094	30,383	(11,122)	—	(5,815)	542,401
Total expenses	824,726	368,348	59,023	31,781	120,139	68,522	70,635	1,543,174
Income/(loss) before income taxes	328,463	(11,223)	32,754	47,965	40,507	59,152	(172,532)	325,086
Total assets	62,163,190	13,174,180	6,021,239	21,921,029	36,282,779	8,267,535	29,727,891	177,557,843
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

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.1 billion and $1.1 billion at March 31, 2024 and December 31, 2023, respectively As of March 31, 2024, SBNA serviced approximately $8.9 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at March 31, 2024 was 3.8% compared to 3.5% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

March 31, 2024
Dow Jones Industrial Average	5.6%
S&P 500	10.2%
NASDAQ Composite	9.1%

At its March 2024 meeting, the FOMC maintained the federal funds rate target range of 5.25% - 5.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at March 31, 2024 was 4.21%, up from 3.87% at December 31, 2023.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim based index, decreased from 204 at December 31, 2023 to 203.1 at March 31, 2024.

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

The failure of several large U.S. banking institutions in early 2023 has led to increased market uncertainty. The Company was not materially impacted by these events; however, changing market conditions are considered a significant risk factor to the Company. These factors have increased competition and pricing on customer deposits over the short and medium term, and heightened market and regulatory focus and reform on liquidity, capital, and interest rate risk. As a result, the FDIC published a proposed rule, which was finalized on November 16, 2023, to charge certain banks a special assessment to recover the costs associated with protecting uninsured depositors following the bank closures during 2023. Based on the final rule, SBNA is required to pay a total of $61.5 million over the course of eight consecutive quarters beginning with the first quarter 2024 assessment period. SBNA accrued for the full amount of the special assessment during the fourth quarter of 2023. In the first quarter of 2024, the FDIC communicated that it will increase the assessment for all banks, which will be reported in its June 2024 special assessment invoice. The Company did not adjust its FDIC special assessment accrual in the first quarter of 2024, as there was uncertainty as to the incremental charges that will ultimately be levied by the FDIC. The Company will re-evaluate its accrual upon receipt of FDIC communications expected in the second quarter of 2024. Refer to the “Regulatory Matters” section of the MD&A for further details. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, and increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of March 31, 2024, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As described in Note 1 to the Condensed Consolidated Financial Statements, on January 1, 2020, we adopted the CECL standard, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. SHUSA remains in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020, which was elected by the Company.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all, but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2024, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of March 31, 2024, SHUSA's SCB CET1 minimum requirement was 7.0%.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The impact of the special assessment is $61.5 million, which was recorded in the fourth quarter of 2023, upon the rule’s final issuance. The FDIC has recently communicated that it will increase the assessment for all banks, which will be reported in its June 2024 special assessment invoice.

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

SHUSA is integrating SanCap's market risk exposures into SHUSA’s U.S. market risk rule program which is a primary driver of the decline in market risk RWAs during the quarter.

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

In October 2023, the supervisory agencies jointly adopted a final CRA rule to modernize the regulation. The rule intends to adapt to industry changes, such as the growth of online, mobile, and branchless banking and hybrid models, while continuing a focus on low and moderate communities.

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

In March 2024, a preliminary injunction was granted to pause implementation of the new rule while the Federal District Court for the Northern District of Texas decides the merits of a lawsuit brought by the American Bankers Association against the regulatory agencies for exceeding their statutory authority in adopting the rule.

SBNA remains committed to the goals of the CRA and supports efforts to modernize the rule through greater transparency regarding evaluation ratings, promoting consistent interpretations of CRA, and encouraging increased economic development in low and moderate-income communities. Management continues to monitor he court proceedings and will adjust SBNA's CRA plans once the status of the new rule becomes known.

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

As of March 31, 2024, the Company had an immaterial amount of loans with LIBOR exposure and no derivative contracts with LIBOR exposure. All remaining LIBOR loans utilize a LIBOR reference rate that was fixed prior to LIBOR cessation and generally will move to alternative rates at the time of their next contractual rate reset. Transition away from LIBOR to new reference rates presents legal, financial, reputational, and operational risks to the Company as well as to other participants in the market.

As of March 31, 2024, the Company has largely completed its LIBOR-to-SOFR transition program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Three months ended March 31, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$12,168,993	$217,053	7.13%	$8,816,468	$154,365	7.00%	$62,688	$59,767	$2,921
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	47,513,633	637,711	5.37%	48,073,553	522,390	4.35%	115,321	(6,031)	121,352
Federal funds sold and securities purchased under resale or similar agreements, netting	(37,076,262)			(32,441,091)
Federal funds sold and securities purchased under resale or similar agreements, net	10,437,371			15,632,462
AFS	7,053,412	97,892	5.55%	6,942,199	66,071	3.81%	31,821	1,079	30,742
HTM	8,980,796	44,829	2.00%	9,489,199	47,257	1.99%	(2,428)	(2,679)	251
Trading securities	10,999,523	128,691	4.68%	7,053,159	72,462	4.11%	56,229	45,062	11,167
Other investments	1,324,375	12,691	3.83%	1,186,714	8,253	2.78%	4,438	1,043	3,395
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$50,964,470	$1,138,867	8.94%	$49,120,201	$870,798	7.09%	$268,069	$98,241	$169,828
LOANS (4):
C&I	12,279,841	109,888	3.58%	15,815,717	137,397	3.47%	(27,509)	(32,053)	4,544
CRE	8,941,695	169,865	7.60%	8,211,846	140,480	6.84%	29,385	13,059	16,326
Other commercial loans	7,173,824	96,312	5.37%	7,550,347	82,748	4.38%	13,564	(3,840)	17,404
Multifamily	10,386,730	126,986	4.89%	10,080,259	112,821	4.48%	14,165	3,533	10,632
Total commercial loans	38,782,090	503,051	5.19%	41,658,169	473,446	4.55%	29,605	(19,301)	48,906
Consumer loans:
Residential mortgages	4,770,498	41,762	3.50%	5,163,843	44,553	3.45%	(2,791)	(3,447)	656
Home equity loans and lines of credit	2,391,357	47,229	7.90%	2,923,800	49,863	6.82%	(2,634)	(20,198)	17,564
Total consumer loans secured by real estate	7,161,855	88,991	4.97%	8,087,643	94,416	4.67%	(5,425)	(23,645)	18,220
RICs and auto loans	44,068,394	1,406,627	12.77%	44,542,246	1,297,064	11.65%	109,563	(13,630)	123,193
Personal unsecured	3,913,665	111,906	11.44%	4,156,799	116,032	11.17%	(4,126)	(6,654)	2,528
Other consumer	56,315	4,444	31.57%	88,044	393	1.79%	4,051	(90)	4,141
Total consumer	55,200,229	1,611,968	11.68%	56,874,732	1,507,905	10.61%	104,063	(44,019)	148,082
Total loans	93,982,319	2,115,019	9.00%	98,532,901	1,981,351	8.04%	133,668	(63,320)	196,988
TOTAL EARNING ASSETS	144,946,789	3,253,886	8.98%	147,653,102	2,852,149	7.73%	401,737	34,921	366,816
Non-interest bearing assets (5)	24,114,745			26,528,224
TOTAL ASSETS	$169,061,534			$174,181,326
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,086,681	$45,425	1.50%	$12,670,006	$23,651	0.75%	$21,774	$(1,052)	$22,826
Savings	4,253,400	2,438	0.23%	5,173,298	931	0.07%	1,507	(127)	1,634
Money market	25,481,449	203,631	3.20%	28,149,230	127,441	1.81%	76,190	(10,728)	86,918
CDs	19,939,334	247,426	4.96%	14,667,982	136,814	3.73%	110,612	57,684	52,928
TOTAL INTEREST-BEARING DEPOSITS	61,760,864	498,920	3.23%	60,660,516	288,837	1.90%	210,083	45,777	164,306
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	56,519,516	763,840	5.41%	50,865,267	570,275	4.48%	193,565	67,496	126,069
Federal funds purchased and securities sold under agreements to repurchase, netting	(37,076,262)			(31,012,976)
Federal funds purchased and securities sold under agreements to repurchase, net	19,443,254			19,852,291
Trading liabilities	3,434,353	39,078	4.55%	3,268,665	31,856	3.90%	7,222	1,684	5,538
FHLB advances	4,961,019	62,438	5.03%	5,299,833	65,421	4.94%	(2,983)	(4,172)	1,189
Other borrowings	39,246,873	512,101	5.22%	38,846,370	385,366	3.97%	126,735	4,017	122,718
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,085,499	1,377,457	8.21%	67,267,159	1,052,918	6.26%	324,539	69,025	255,514
TOTAL INTEREST-BEARING FUNDING LIABILITIES	128,846,363	1,876,377	5.83%	127,927,675	1,341,755	4.20%	534,622	114,802	419,820
Non-interest-bearing liabilities (6)	23,065,692			27,963,353
TOTAL LIABILITIES	151,912,055			155,891,028
Mezzanine equity	2,000,000			498,949
STOCKHOLDER’S EQUITY	15,149,479			17,791,349
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,061,534			$174,181,326
NET INTEREST SPREAD (7)			3.15%			3.53%
NET INTEREST MARGIN (8)			3.80%			4.09%
NET INTEREST INCOME		$1,377,509			$1,510,394

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
.

NET INTEREST INCOME

Net interest income decreased $132.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The most significant factors contributing to this change were as follows:

•Interest income on loans increased $133.7 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change is attributed to a decrease in average loan volume of $63.3 million and an increase in average rates of $197.0 million.
•Interest income on interest-earning deposits increased $62.7 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change is attributed to an increase in average interest-bearing deposits volume of $59.8 million and an increase in average rates of $2.9 million. This change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $115.3 million for the three months ended March 31, 2024, compared to the corresponding period in 2023. This change is attributed to an increase in average rates of $121.4 million.
•Interest income on investment securities increased $90.1 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change is attributed to an increase in average investment securities volume of $44.5 million and an increase in average rates of $45.6 million. The change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $210.1 million for the three months ended March 31, 2024, compared to the corresponding period in 2023. This change is attributed to an increase in average interest-bearing deposit volume of $45.8 million and an increase in average rates of $164.3 million. The increase in average rates is primarily attributed to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $324.5 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change is attributed to an increase in average Securities Financing Activities and borrowed funds volume of $69.0 million and an increase in average rates of $255.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $405.0 million for the three months ended March 31, 2024, compared to a credit loss expense of $542.4 million for the corresponding period in 2023. The credit loss expense during the three months ended March 31, 2024 was mainly due to RICs and personal unsecured loans charge-offs, partially offset by the decrease in ACL driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in Personal unsecured loans.

Credit loss expense on commercial loans decreased $37.3 million for the three months ended March 31, 2024, compared to the corresponding period in 2023, primarily driven by improved macroeconomic scenarios during Q1 2024.

Credit loss expense on consumer loans decreased $96.4 million for the three months ended March 31, 2024, compared to the corresponding period in 2023, primarily driven by the release of approximately $96.0 million of reserves related to the sale of approximately $1.1 billion of gross RICs. Net charge-offs on the consumer loan portfolios increased $132.9 million for the three months ended March 31, 2024, compared to the corresponding period in 2023, as current year activity reflects normalization in credit performance post pandemic. In addition, there has been an increase in net charge-offs in the personal unsecured loan portfolio because of high borrowing costs and persistent inflation.

The credit loss expense on unfunded credit losses for the three months ended March 31, 2024 increased $3.7 million compared to the corresponding period in 2023.

NON-INTEREST INCOME

	Three months ended March 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Consumer fees	$54,486	$52,066	$2,420	4.6%
Commercial fees	29,731	38,263	(8,532)	(22.3)%
Lease income	593,447	628,424	(34,977)	(5.6)%
Capital market revenue	115,970	37,082	78,888	212.7%
Miscellaneous income, net	78,931	107,472	(28,541)	(26.6)%
Net gains recognized in earnings	65,166	36,960	28,206	76.3%
Total non-interest income	$937,731	$900,267	$37,464	4.2%

Total non-interest income increased $37.5 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change was primarily comprised of:

•Lease income decreased $35.0 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, primarily due to less active leased vehicle units.
•Capital market revenue increased $78.9 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, primarily due to an increase in investment banking fee income and trading derivatives gains.
•Miscellaneous income, net decreased $28.5 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, discussed further below.
•Net gains recognized in earnings increased $28.2 million for three months ended March 31, 2024 compared to the corresponding period in 2023, primarily due to an increase from trading securities gains during 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three months ended March 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$13,750	$4,184	$9,566	228.6%
BOLI	18,194	15,570	2,624	16.9%
Net gain on sale of operating leases	22,759	22,383	376	1.7%
Asset and wealth management fees	80,603	61,133	19,470	31.8%
Gain/(Loss) on sale of non-mortgage loans	(740)	(4,701)	3,961	84.3%
Other miscellaneous income / (loss), net	(55,635)	8,903	(64,538)	(724.9)%
Total miscellaneous income	$78,931	$107,472	$(28,541)	(26.6)%

Miscellaneous income decreased $28.5 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change was primarily comprised of:

•an increase in asset and wealth management fees due to an increase in brokerage income.
•a decrease in Other miscellaneous income / (loss), net due to a decrease in gains on securitizations and a decrease in miscellaneous fee income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months ended March 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Compensation and benefits	$533,780	$491,751	$42,029	8.5%
Occupancy and equipment expenses	157,550	169,740	(12,190)	(7.2)%
Technology, outside services, and marketing expense	184,310	169,293	15,017	8.9%
Loan expense	83,575	104,444	(20,869)	(20.0)%
Lease expense	461,521	486,967	(25,446)	(5.2)%
Other expenses	138,545	120,979	17,566	14.5%
Total general, administrative and other expenses	$1,559,281	$1,543,174	$16,107	1.0%

Total general, administrative and other expenses increased $16.1 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This change was primarily comprised of:

•Compensation and benefits increased $42.0 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, from investment in personnel related to our strategic initiatives.
•Technology, outside services, and marketing expense increased $15.0 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 due to higher technology vendor expense, corporate function projects, and higher advertising costs.
•Loan expense decreased $20.9 million for the three months ended March 31, 2024 compared to the corresponding period in 2023 due to decreased servicing, origination, and collection expenses.
•Lease expense decreased $25.4 million for the three months ended March 31, 2024, compared to the corresponding period in 2023, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

Income tax expense of $7.8 million and $28.2 million was recorded for the three months ended March 31, 2024 and 2023, respectively. This resulted in an ETR of 2.2% for the three months ended March 31, 2024 compared to 8.7% for the corresponding period in 2023.

The income tax expense recorded (and related ETR) for the three months ended March 31, 2024 was directly impacted by an increase in forecasted electric vehicle tax credits expected to be generated in 2024 when compared to the first quarter of 2023.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended March 31,	2024			2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$885,622	$377,814	$1,263,436	$920,272	$400,246	$1,320,518	$(57,082)	(4.3)%
Total non-interest income	571,158	61,348	$632,506	650,683	65,974	$716,657	$(84,151)	(11.7)%
Credit loss expense	379,652	52,034	$431,686	417,766	109,095	$526,861	$(95,175)	(18.1)%
Total expenses	807,303	353,005	$1,160,308	824,726	368,348	$1,193,074	$(32,766)	(2.7)%
Income/(loss) before income taxes	269,825	34,123	$303,948	328,463	(11,223)	$317,240	$(13,292)	(4.2)%
Total assets	61,259,798	11,747,388	$73,007,186	62,163,190	13,174,180	$75,337,370	$(2,330,184)	(3.1)%

The Company reported total income before income taxes related to its Consumer activities of $303.9 million for the three months ended March 31, 2024 compared to income before income taxes of $317.2 million for the corresponding period in 2023. The most significant drivers of this change were:

•Total non-interest income decreased $84.2 million for the three months ended March 31, 2024 compared to the corresponding period of 2023, primarily due to Auto, which decreased $79.5 million. This change was primarily due to a reduction of the lease portfolio and higher electric vehicle mix and a loss on sale related to a strategic portfolio sale in the first quarter of 2024.
•Credit loss expense decreased $95.2 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, comprised of a decrease in CBB of $57.1 million and a decrease in $38.1 million in Auto driven by net reserve releases related to a portfolio sale in auto.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consist of the Company's C&I reportable segment and CRE reportable segment.

Three months ended March 31,	2024			2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$86,401	$124,191	$210,592	$82,942	$105,132	$188,074	$22,518	12.0%
Total non-interest income	14,070	8,953	$23,023	10,929	4,997	$15,926	$7,097	44.6%
Credit loss expense / (benefit)	(21,395)	8,737	$(12,658)	2,094	30,383	$32,477	$(45,135)	(139.0)%
Total expenses	52,986	32,366	$85,352	59,023	31,781	$90,804	$(5,452)	(6.0)%
Income before income taxes	68,880	92,041	$160,921	32,754	47,965	$80,719	$80,202	99.4%
Total assets	4,080,901	23,845,435	$27,926,336	6,021,239	21,921,029	$27,942,268	$(15,932)	(0.1)%

The Company reported total income before income taxes related to its Commercial activities of $160.9 million for the three months ended March 31, 2024 compared to income before income taxes of $80.7 million for the corresponding period in 2023. The most significant drivers of this change were:

•Net interest income increased $22.5 million for the three months ended March 31, 2024 compared to the corresponding period of 2023. This was primarily related to CRE, which increased $19.1 million due to the impact of the December 2023 acquisition of a multifamily portfolio through a joint venture partnership with the FDIC.
•Total non-interest income increased $7.1 million for the three months ended March 31, 2024 compared to the corresponding period of 2023, driven by servicing fees associated with the aforementioned joint venture.
•Credit loss expense decreased $45.1 million for the three months ended March 31, 2024 compared to the corresponding period of 2023. This was primarily driven by reserve releases in C&I attributed to lower loan balances and specific reserve releases in CRE due to payoffs and lower credit loss expense associated with lower reserve builds during the first quarter of 2024.
•Total expenses decreased $5.5 million for the three months ended March 31, 2024 compared to the corresponding period of 2023 driven by transformation initiatives underway in the business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended March 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Net interest income	$26,911	$59,789	$(32,878)	(55.0)%
Total non-interest income	164,850	89,735	75,115	83.7%
Credit loss expense / (benefit)	(12,743)	(11,122)	(1,621)	(14.6)%
Total expenses	195,479	120,139	75,340	62.7%
Income before income taxes	9,025	40,507	(31,482)	(77.7)%
Total assets	26,842,241	36,282,779	(9,440,538)	(26.0)%

CIB reported income before income taxes of $9.0 million for the three months ended March 31, 2024 compared to income before income taxes of $40.5 million for the corresponding period in 2023. Factors contributing to this change were:

•Net interest income decreased $32.9 million for the three months ended March 31, 2024 compared to the corresponding periods in 2023 driven by lower volume.
•Total non-interest income increased $75.1 million for the three months ended March 31, 2024 compared to the corresponding period in 2023. This increase was due to fees generated from the CIB build out initiative and increased gains on trading activity.
•Total expenses increased $75.3 million for the three months ended March 31, 2024 compared to the corresponding period in 2023, driven by upfront cost in the CIB build out initiative launched in the third quarter of 2023.
•Total assets decreased $9.4 billion for the three months ended March 31, 2024 compared to the corresponding period in 2023. This decrease was driven by strategic initiatives.

Wealth Management

	Three months ended March 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Net interest income	$60,684	$70,019	$(9,335)	(13.3)%
Total non-interest income	83,732	57,655	26,077	45.2%
Total expenses	66,870	68,522	(1,652)	(2.4)%
Income before income taxes	77,546	59,152	18,394	31.1%
Total assets	7,322,916	8,267,535	(944,619)	(11.4)%

Wealth Management reported income before income taxes of $77.5 million for the three months ended March 31, 2024, compared to income before income taxes of $59.2 million for the corresponding period in 2023. The primary factors contributing to this change were:

•Total non-interest income increased $26.1 million for the three months ended March 31, 2024 compared to the corresponding periods in 2023, driven by higher security transaction income.
•Total assets decreased $944.6 million for the three months ended March 31, 2024, respectively, compared to the corresponding periods in 2023, driven by a reduction of loans and securities, as the higher rate environment lessened renewals at maturity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three months ended March 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Net interest income	$(184,114)	$(128,006)	$(56,108)	(43.8)%
Total non-interest income	33,620	20,294	13,326	65.7%
Credit loss expense / (benefit)	(1,287)	(5,815)	4,528	77.9%
Total expenses	51,272	70,635	(19,363)	(27.4)%
Loss before income taxes	(200,479)	(172,532)	(27,947)	(16.2)%
Total assets	30,667,061	29,727,891	939,170	3.2%

The Other category reported a loss before income taxes of $200.5 million for the three months ended March 31, 2024, compared to a loss before income taxes of $172.5 million for the corresponding period in 2023. The primary factors contributing to this change were:

•Net interest income decreased $56.1 million for the three months ended March 31, 2024 compared to the corresponding period of 2023. This decline was mainly due to increased costs of funding as a result of the higher rate environment.
•Total non-interest income increased $13.3 million for the three months ended March 31, 2024 compared to the corresponding periods of 2023. This increase was mainly driven by gains from a hedge position closed in the first quarter of 2024.
•Total expenses decreased $19.4 million for the three months ended March 31, 2024 compared to the corresponding period of 2023. This increase was a result of transformation initiatives underway.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2024		December 31, 2023		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$9,073,614	9.9%	$8,747,544	9.4%	$326,070	3.7%
C&I	10,825,263	11.8%	11,181,962	12.0%	(356,699)	(3.2)%
Multifamily	10,232,335	11.2%	10,548,905	11.3%	(316,570)	(3.0)%
Other commercial	7,484,125	8.2%	7,476,113	8.0%	8,012	0.1%
Total commercial loans (1)	37,615,337	41.1%	37,954,524	40.7%	(339,187)	(0.9)%
Consumer loans secured by real estate:
Residential mortgages	4,726,561	5.2%	4,816,218	5.2%	(89,657)	(1.9)%
Home equity loans and lines of credit	2,335,081	2.5%	2,448,454	2.6%	(113,373)	(4.6)%
Total consumer loans secured by real estate	7,061,642	7.7%	7,264,672	7.8%	(203,030)	(2.8)%
Consumer loans not secured by real estate:
RICs and auto loans	43,238,767	47.1%	43,705,359	47.0%	(466,592)	(1.1)%
Personal unsecured loans	3,711,491	4.0%	4,062,700	4.4%	(351,209)	(8.6)%
Other consumer	52,551	0.1%	59,954	0.1%	(7,403)	(12.3)%
Total consumer loans	54,064,451	58.9%	55,092,685	59.3%	(1,028,234)	(1.9)%
Total LHFI	$91,679,788	100.0%	$93,047,209	100.0%	$(1,367,421)	(1.5)%
Total LHFI with:
Fixed	$63,946,587	69.7%	$65,960,370	70.9%	$(2,013,783)	(3.1)%
Variable	27,733,201	30.3%	27,086,839	29.1%	646,362	2.4%
Total LHFI	$91,679,788	100.0%	$93,047,209	100.0%	$(1,367,421)	(1.5)%
(1) As of March 31, 2024, the Company had $331.0 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At March 31, 2024, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$106,787	$185,691	$150,470	$6,977	$449,925
C&I	115,476	669,349	394,754	7,729	1,187,308
Multifamily loans	566,051	3,937,321	2,972,892	—	7,476,264
Other commercial	824,725	2,142,278	1,071,295	—	4,038,298
Total Commercial	$1,613,039	$6,934,639	$4,589,411	$14,706	$13,151,795
Residential mortgages	798	30,945	558,913	3,651,758	4,242,414
Home equity loans and lines of credit	18,002	11,028	46,852	24,876	100,758
RICs and auto loans	558,313	26,177,727	16,502,694	33	43,238,767
Personal unsecured loans	111,212	2,857,177	344,568	—	3,312,957
Other consumer	1,062	42,945	3,890	4,654	52,551
Total Fixed Rates	$2,302,426	$36,054,461	$22,046,328	$3,696,027	$64,099,242
Variable Rates:
CRE loans	$3,143,060	$5,349,457	$423,019	$103,828	$9,019,364
C&I	1,667,531	7,699,003	296,638	26,496	9,689,668
Multifamily loans	709,603	1,347,483	706,502	1,747	2,765,335
Other commercial	3,214,276	231,552	—	—	3,445,828
Total Commercial	$8,734,470	$14,627,495	$1,426,159	$132,071	$24,920,195
Residential mortgages	276	3,970	115,510	504,089	623,845
Home equity loans and lines of credit	789	1,643	552,882	1,679,009	2,234,323
Personal unsecured loans	3,130	154,163	239,973	1,268	398,534
Other consumer	—	—	—	—	—
Total Variable Rates	$8,738,665	$14,787,271	$2,334,524	$2,316,437	$28,176,897
Total	$11,041,091	$50,841,732	$24,380,852	$6,012,464	$92,276,139

Commercial

Commercial loans decreased approximately $339.2 million, or 0.9% from December 31, 2023 to March 31, 2024. This decrease was primarily attributed to a decrease in C&I loans of $356.7 million, a decrease in Multifamily loans of $316.6 million, partially offset by an increase in CRE loans of $326.1 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $203.0 million from December 31, 2023 to March 31, 2024. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans decreased $466.6 million from December 31, 2023 to March 31, 2024. During the first quarter of 2024, the Company transferred $1.1 billion of RICs loans to a newly-formed off-balance sheet trust . Refer to Note 7 of these Condensed Consolidated Financial Statements for more information.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2024, 59.7% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.1% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $358.6 million from December 31, 2023 to March 31, 2024. This decrease was primarily attributable to run-off in the Lending Club portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2024, the CRE and multifamily portfolios included the following:

	As of March 31, 2024
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$9,073,614	47.0%
Multifamily loans (1)	10,232,335	53.0%
Total CRE and multifamily loans	$19,305,949	100.0%
CRE loans by type
Multifamily construction	$3,193,947	16.5%
Office	1,850,690	9.6%
Retail	1,183,373	6.1%
Industrial	2,036,569	10.5%
Other	809,035	4.2%
Total	$9,073,614
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

Office CRE loans represent 9.6% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 6.1% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolio, by state at the date indicated was;

	As of March 31, 2024
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$6,210,779	32.2%
New Jersey	2,370,949	12.3%
Massachusetts	1,759,631	9.1%
Texas	1,754,542	9.1%
All other states	7,210,048	37.3%
Total	$19,305,949	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2024	December 31, 2023	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$257,807	$267,537	$(9,730)	(3.6)%
C&I	159,037	143,504	15,533	10.8%
Multifamily	102,024	97,228	4,796	4.9%
Other commercial	7,320	5,621	1,699	30.2%
Total commercial loans	526,188	513,890	12,298	2.4%

Consumer loans secured by real estate:
Residential mortgages	51,648	52,718	(1,070)	(2.0)%
Home equity loans and lines of credit	79,499	86,332	(6,833)	(7.9)%
Consumer loans not secured by real estate:
RICs and auto loans	1,829,983	2,194,509	(364,526)	(16.6)%
Personal unsecured loans	20,302	21,267	(965)	(4.5)%
Other consumer	13,598	15,733	(2,135)	(13.6)%
Total consumer loans	1,995,030	2,370,559	(375,529)	(15.8)%
Total non-accrual loans	2,521,218	2,884,449	(363,231)	(12.6)%

OREO	19,422	24,246	(4,824)	(19.9)%
Repossessed vehicles	267,545	265,368	2,177	0.8%
Other repossessed assets	2,030	1,666	364	21.8%
Total OREO and other repossessed assets	288,997	291,280	(2,283)	(0.8)%
Total non-performing assets	$2,810,215	$3,175,729	$(365,514)	(11.5)%

Past due 90 days or more as to interest or principal and accruing interest	$7,917	$7,947	$(30)	(0.4)%
Non-performing assets as a percentage of total assets	1.7%	1.9%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
ACL to total loan outstanding	7.4%	7.07%	7.5%
ACL	$6,799,350	$7,001,026	$6,992,815
Total loans outstanding	92,276,139	98,958,242	93,207,327
NPL to total loans outstanding	2.7%	1.8%	3.1%
NPL	$2,521,218	$1,787,988	$2,884,449
Total loans outstanding	92,276,139	98,958,242	93,207,327
ACL to NPL	269.7%	391.6%	242.4%
ACL	$6,799,350	$7,001,026	$6,992,815
NPL	2,521,218	1,787,988	2,884,449
Net charge-offs during the period to average loans outstanding:
Commercial	0.03%	0.02%	0.2%
Net charge-offs / (recoveries) during the period (1)	$10,986	$7,585	$91,924
Average amount outstanding	38,782,090	41,658,169	40,904,656
Consumer	1.06%	0.80%	3.63%
Net charge-offs / (recoveries) during the period (1)	$587,477	$454,611	$2,062,520
Average amount outstanding	55,200,229	56,874,732	56,837,616
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from March 31, 2023 to March 31, 2024. The increase in net charge-offs was primarily due to deterioration in the portfolio and other factors such as high interest rates and persistent inflation. Consumer net charge-offs during the period to average loans increased from March 31, 2023 to March 31, 2024. This increase was primarily due to current year activity in RICs reflecting normalization in credit performance post pandemic. In addition, there has been an increase in net charge-offs in personal unsecured loans portfolio because of high borrowing costs and persistent inflation.

Commercial

Commercial NPLs increased $12.3 million from December 31, 2023 to March 31, 2024. Commercial NPLs accounted for 1.4% of commercial LHFI at March 31, 2024. The change in commercial NPLs was primarily comprised of an increase of $4.8 million in the multifamily portfolio, a decrease of $9.7 million in the CRE portfolio and an increase of $15.5 million in the C&I portfolio. Increases in NPLs in these portfolios are primarily driven by higher interest rates, persistent inflation, and deteriorated macroeconomic outlook.

Consumer Loans Secured by Real Estate

NPLs in the residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $64.6 million or 49.3% of non-performing consumer loans secured by real estate at March 31, 2024, compared to $67.1 million, or 48.3%, of consumer loans secured by real estate at December 31, 2023.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $364.5 million from December 31, 2023 to March 31, 2024. Non-performing RICs and auto loans accounted for 4.2% and 5.0% of total RICs and auto loans at March 31, 2024 and December 31, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $1.0 million from December 31, 2023 to March 31, 2024. Non-performing personal unsecured loans accounted for 0.5% and 0.5% of total personal unsecured loans at March 31, 2024 and December 31, 2023, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $177.9 million and $201.2 million at March 31, 2024 and December 31, 2023, respectively. Early stage delinquency consumer loans amounted to $4.8 billion and $5.6 billion at March 31, 2024 and December 31, 2023, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $0.9 billion from December 31, 2023 to March 31, 2024. The main driver of this is the decrease in past due auto loans due to seasonal improvement in payment performance.

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

To the extent permitted by applicable law, management uses the qualitative framework to exercise judgment about matters that are inherently uncertain and that are not considered by the quantitative framework. These adjustments are documented and reviewed through the Company’s risk management processes. Furthermore, management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

ACL levels are collectively reviewed for adequacy and approved quarterly. Required actions resulting from the Company's analysis, if necessary, are governed by its ACL Committee. The ACL levels are approved by the Board-level committees quarterly.

ACL

The Company's ACL was $6.8 billion at March 31, 2024, a decrease of $193.5 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in Personal unsecured loans. The ACL for the consumer segment decreased by $163.6 million, and the ACL for the commercial segment decreased $29.8 million for the period ended March 31, 2024 compared to the period ended December 31, 2023. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $60.8 million at December 31, 2023 to $57.2 million at March 31, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,477,738	$3,336,467
FNMA and FHLMC securities	1,979,558	2,038,307
Beneficial interest in Structured LLC	1,082,348	1,122,510
Other securities (1)	551,869	542,253
Total investment securities AFS	7,091,513	7,039,537
Investment securities HTM:
U.S. government agencies	7,581,191	7,625,337
FNMA and FHLMC securities	1,387,873	1,414,367
Total investment securities HTM	8,969,064	9,039,704
Trading securities	9,003,612	7,967,875
Other investments	1,346,020	1,353,278
Total investment portfolio	$26,410,209	$25,400,394
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	March 31, 2024	December 31, 2023	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$226,359	$25,409	$200,950	790.9%
Corporate debt securities	2,130	31,590	(29,460)	(93.3)%
ABS	549,739	510,663	39,076	7.7%
Beneficial interest in Structured LLC	1,082,348	1,122,510	$(40,162)	(3.6)%
MBS(1):
GNMA - Residential	2,740,234	2,792,844	(52,610)	(1.9)%
GNMA - Commercial	511,145	518,214	(7,069)	(1.4)%
FHLMC and FNMA - Residential	1,891,009	1,949,419	(58,410)	(3.0)%
FHLMC and FNMA - Commercial	88,549	88,888	(339)	(0.4)%
Total investments in debt securities AFS	$7,091,513	$7,039,537	$51,976	0.7%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The unrealized gain / (loss) position of the AFS investment portfolio

(in thousands)	March 31, 2024	December 31, 2023	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(866,320)	$(886,414)	$20,094	(2.3)%
Total unrealized gain	319	61	258	423.0%
Total unrealized gain/(loss) position	$(866,001)	$(886,353)	$20,352	(2.3)%

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2024 was approximately 7.16 years. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2024 was approximately 5.65 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 349 investment securities classified as HTM as of March 31, 2024. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2024:

	March 31, 2024
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,717,789	$1,491,040
FHLMC	2,045,084	1,744,092
GNMA (1)	11,278,333	9,324,991
Total	$15,041,206	$12,560,123
(1) Includes U.S. government agency MBS.

GOODWILL

At March 31, 2024, goodwill totaled $2.8 billion and represented 1.7% of total assets and 17.4% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2024, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $195.7 million at March 31, 2024 (consisting of a deferred tax asset balance of $235.0 million and a deferred tax liability balance of $39.3 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a deferred tax asset balance of $234.3 million and a deferred tax liability balance of $84.2 million. Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2024 and 2023, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2024 and 2023, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

For a discussion of U.S. Basel III, including the standardized approach and related anticipated future changes to the minimum U.S. regulatory capital ratios, see the section captioned "Regulatory Matters" in this MD&A.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at March 31, 2024:

	SHUSA

	March 31, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.53%	6.50%	4.50%
Tier 1 capital ratio	14.40%	8.00%	6.00%
Total capital ratio	16.52%	10.00%	8.00%
Leverage ratio	9.75%	5.00%	4.00%

	SBNA

	March 31, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	16.00%	6.50%	4.50%
Tier 1 capital ratio	16.00%	8.00%	6.00%
Total capital ratio	17.26%	10.00%	8.00%
Leverage ratio	11.50%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2023, the Company had $6.7 billion of notional in fair value hedges which decreased to $6.5 billion at March 31, 2024. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $77.7 billion and $77.1 billion at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, SBNA had $76.3 billion of U.S.-based deposits, including $4.1 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $27.7 billion and $26.3 billion at March 31, 2024 and December 31, 2023, respectively, and represented approximately 36% and 35% of all U.S. deposits at March 31, 2024 and December 31, 2023, respectively.

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

The following shows the Company's deposits by business as of March 31, 2024:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$39,407,202	$9,518,961	$3,763,810	$2,973,269	$6,843,328	$62,506,570
Non-interest-bearing demand deposits	9,284,154	3,270,669	115,498	2,496,954	10,625	15,177,900
Total deposits (1)	$48,691,356	$12,789,630	$3,879,308	$5,470,223	$6,853,953	$77,684,470
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the first quarter of 2024, deposits remained stable across our consumer and commercial businesses with changes to overall deposit balances being primarily driven by strategic deposits in CIB.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, SBNA enhanced monitoring of its liquidity position since the recent financial system market disruption that began in March 2023 and the ensuing market volatility. Additionally, SBNA continues to optimize contingent sources of liquidity. Some of these actions include the pledge of additional loans to the FRB discount window, and the transfer of loans from the discount window to the FHLB in order to receive more favorable discounts. Overall, the available capacity from the FRB and FHLB remained stable throughout and since 2023.

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

During the three months ended March 31, 2024, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions totaling approximately $4.9 billion, including:

•securitizations on SC's SDART platform for approximately $1.1 billion
•securitizations on SC's DRIVE platform for approximately $0.9 billion
•lease securitizations on SBNA's SBALT platform for approximately $1.5 billion
•issuance of retained bonds for approximately $0.5 billion
•off-balance sheet securitization on SBNA's SBAT platform for approximately $1.0 billion

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA and its subsidiaries CIB business activities. At March 31, 2024, SHUSA had $4.0 billion in available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	March 31, 2024			December 31, 2023
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$12,068,490			$10,101,462
Liquidity from released government deposit collateral (1)	3,231,593	—	3,231,593	3,241,729	—	3,241,729
Liquidity from unencumbered securities	4,577,238	—	4,577,238	2,856,561	—	2,856,561
FHLB	13,920,497	$4,451,510	9,468,987	13,435,777	6,624,791	6,810,986
FRB:
Discount window	12,043,121	—	12,043,121	9,085,296	—	9,085,296
BTFP	—	—	—	7,302,070	—	7,302,070
Total FRB	$12,043,121	—	$12,043,121	$16,387,366	—	$16,387,366
Total available liquidity			$41,389,429			$39,398,104
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At March 31, 2024, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $23.5 billion. This amount represented 30.2% of total deposits at March 31, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

	Three months ended March 31,		YTD Change
(in thousands)	2024	2023	Increase/(Decrease)
Net cash flows from operating activities	$(187,252)	$(250,582)	$63,330
Net cash flows from investing activities	1,078,787	(5,515,761)	6,594,548
Net cash flows from financing activities	219,396	8,166,212	(7,946,816)

Cash flows from operating activities

Net cash flow from operating activities increased by $63.3 million from the three months ended March 31, 2023 to the three months ended March 31, 2024, primarily due to the change in net trading activity, an increase in net income, and an increase in proceeds from the sales of and collections on LHFS, offset by an increase in originations and purchases of LHFS during the three months ended March 31, 2024.

Cash flows from investing activities

Net cash flow from investing activities increased by $6.6 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily driven by the net change in Securities Financing Activities and due to lower net loan activity.

Cash flows from financing activities

Net cash flow from financing activities decreased by $7.9 billion from the three months ended March 31, 2023 to the three months ended March 31, 2024 primarily driven by the net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $700.0 million for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of March 31, 2024, there was an outstanding balance of $412.1 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $5.7 billion for the exclusive use of providing short-term liquidity to support core and preferred lender financing. As of March 31, 2024, there was an outstanding balance of $3.0 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

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

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of March 31, 2024, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $20.0 billion.

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

At March 31, 2024, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of March 31, 2024, the Company had total contractual cash obligations of $87.7 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $51.9 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $25.9 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $6.9 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of March 31, 2024, the Company had 530,391,043 shares of common stock outstanding.

During the three months ended March 31, 2024, the Company paid dividends of $44.4 million on its preferred stock.
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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2024 and December 31, 2023:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2024	December 31, 2023
Down 200 basis points	(6.05)%	(4.14)%
Down 100 basis points	(2.90)%	(1.94)%
Up 100 basis points	2.83%	1.82%
Up 200 basis points	5.65%	3.63%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2024 and December 31, 2023.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2024	December 31, 2023
Down 200 basis points	6.73%	6.68%
Down 100 basis points	4.12%	4.05%
Up 100 basis points	(4.45)%	(4.49)%
Up 200 basis points	(8.65)%	(8.76)%

As of March 31, 2024, the Company’s profile reflected an increase of MVE of 4.12% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.45% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of March 31, 2024 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations, and cash flows. There have been no material changes from the risk factors set forth under Part I, Item 1A, Risk Factors, in the Company's Annual Report on Form 10-K for 2023.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds ten blocked accounts for seven customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the three months ended March 31, 2024, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the three months ended March 31, 2024.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the three months ended March 31, 2024 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three months ended March 31, 2024 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 6, 2024	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 6, 2024	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President