Form 10-Q
period 2024-06-30
Santander Holdings USA, Inc.
filed 2024-08-01
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024

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
Number of shares of common stock outstanding at July 31, 2024: 530,391,043 shares

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
•increased credit risk exposure to the extent our loans are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral, and changes in the credit quality of SHUSA's customers and counterparties;
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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	ETR: Effective tax rate
ASC: Accounting Standards Codification	Evaluation Date: June 30, 2024
ASU: Accounting Standards Update	Exchange Act: Securities Exchange Act of 1934, as amended
ATM: Automated teller machine	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHC: Bank holding company	FASB: Financial Accounting Standards Board
BHCA: Bank Holding Company Act of 1956, as amended	FBO: Foreign banking organization
BOLI: Bank-owned life insurance	FDIA: Federal Deposit Insurance Corporation Improvement Act
Broker-Dealers: SanCap and SSLLC	FDIC: Federal Deposit Insurance Corporation
BSI: Banco Santander International	Federal Reserve: Board of Governors of the Federal Reserve System
BTFP: Bank Term Funding Program	FHLB: Federal Home Loan Bank
C&I: Commercial and Industrial Banking	FHLMC: Federal Home Loan Mortgage Corporation
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FICO®: Fair Isaac Corporation credit scoring model
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FNMA: Federal National Mortgage Association
CBB: Consumer and Business Banking	FOMC: Federal Open Market Committee
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FRB: Federal Reserve Bank
CD: Certificate of deposit	FTP: Funds transfer pricing
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FVO: Fair value option
CEO: Chief Executive Officer	GAAP: Accounting principles generally accepted in the United States of America
CET1: Common equity Tier 1	GDP: Gross domestic product
CEVF: Commercial equipment vehicle financing	GNMA: Government National Mortgage Association
CFPB: Consumer Financial Protection Bureau	GSIB: Globally systemically important bank
CFO: Chief Financial Officer	HFI: Held-for-investment
CFTC: Commodity Futures Trading Commission	HFS: Held-for-sale
CIB: Corporate and Investment Banking	HPI: Housing Price Index
CID: Civil investigative demand	HTM: Held-to-maturity
CLTV: Combined loan-to-value	IBOR: Inter-bank offered rate
CME: Chicago Mercantile Exchange	IDI: Insured depository institution
Company: Santander Holdings USA, Inc.	IHC: U.S. intermediate holding company
Covered Fund: a hedge fund or a private equity fund	IRS: Internal Revenue Service
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	ISDA: International Swaps and Derivatives Association, Inc.
CPR: Constant prepayment rate	IT: Information technology
CRA: Community Reinvestment Act	LBO: Large banking organizations with assets of $100 billion or more
CRE: Commercial Real Estate	LCR: Liquidity coverage ratio
DCF: Discounted cash flow	LGD: Loss given default
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LHFI: Loans held for investment
DIF: Deposit Insurance Fund	LHFS: Loans held for sale
DOJ: Department of Justice	LIBOR: London Interbank Offered Rate
DPD: Days past due	LIHTC: Low income housing tax credit
DRIVE: Drive Auto Receivables Trust, a securitization platform	LTD: Long-term debt
DTI: Debt-to-income	LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBAT: SBNA Auto Receivable Trust
MMNA: Mitsubishi Motors North America, Inc.	SBNA or the Bank: Santander Bank, National Association
Moody’s: Moody's Investors Service, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MPLFA: Ten-year master private-label financing agreement with Stellantis	SCARF: Santander Consumer Auto Receivables Funding
MSR: Mortgage servicing right	SCART: Santander Consumer Auto Receivables Trust
MVE: Market value of equity	SCB: Stress capital buffer
NCI: Non-controlling interest	SCF: Statement of cash flows
NCO: Net charge-off	SCH: Santander Capital Holdings LLC
NFA: National Futures Association	SDART: Santander Drive Auto Receivables Trust
NMDs: Non-maturity deposits	SDGT: Specially Designated Global Terrorist
NMTC: New market tax credits	SEC: Securities and Exchange Commission
NPL: Non-performing loan	Securities Act: Securities Act of 1933, as amended
NPR: Notice of proposed rule-making	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
OCC: Office of the Comptroller of the Currency	SHUSA: Santander Holdings USA, Inc.
OCI: Other comprehensive income	SOFR: Secured overnight financing rate
OEM: Original equipment manufacturer	SPAIN: Santander Private Auto Issuing Note
OIS: Overnight indexed swap	SPE: Special purpose entity
OREO: Other real estate owned	SSLLC: Santander Securities LLC
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PD: Probability of default	TDR: Troubled debt restructuring
Related Party Acquirer: Santander subsidiary that acquired Services and Promotions Delaware Corp.	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	TLAC Rule: The Federal Reserve's total loss-absorbing capacity rule
ROU: Right-of-use	Trusts: Securitization trusts
RV: Recreational vehicle	UPB: Unpaid principal balance
RWA: Risk-weighted asset	VIE: Variable interest entity
S&P: Standard & Poor's	VOE: Voting rights entity
SanCap: Santander US Capital Markets LLC	YTD: Year-to-date
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$12,821,823	$13,118,428
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	10,819,270	10,238,714
Investment securities:
AFS at fair value (amortized cost of $7,804,822 and $7,925,890 as of June 30, 2024 and December 31, 2023, respectively)	6,978,007	7,039,537
Trading securities	10,852,144	7,967,875
HTM (fair value of $7,666,050 and $7,562,523 as of June 30, 2024 and December 31, 2023, respectively)	9,293,621	9,039,704
Other investments	1,301,096	1,353,278
LHFI (2) (6)	92,333,604	93,047,209
ALLL (6)	(6,717,881)	(6,932,053)
Net LHFI	85,615,723	86,115,156
LHFS (3)	403,808	160,118
Premises and equipment, net (4)	1,035,505	987,088
Operating lease assets, net (6)(7)	13,222,518	13,782,840
Goodwill	2,766,665	2,766,665
Intangible assets, net	267,997	287,159
BOLI	1,998,018	1,982,428
Restricted cash (6)	5,293,868	5,549,701
Other assets (5) (6)	5,040,895	4,583,884
TOTAL ASSETS	$167,710,958	$164,972,575
LIABILITIES
Accounts payables and accrued expenses	$4,981,613	$5,165,566
Deposits and other customer accounts	76,801,185	77,073,176
Federal funds purchased and securities loaned or sold under repurchase agreements (8)	19,470,646	16,290,786
Trading liabilities	2,953,550	2,699,500
Borrowings and other debt obligations (6)	43,547,301	44,144,051
Advance payments by borrowers for taxes and insurance	185,432	165,843
Deferred tax liabilities, net	—	84,187
Other liabilities (6)	1,645,205	1,848,557
TOTAL LIABILITIES	149,584,932	147,471,666
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at June 30, 2024 and December 31, 2023, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2024 and December 31, 2023, respectively)	17,335,889	17,284,611
Accumulated other comprehensive loss, net of taxes	(910,973)	(1,065,568)
Retained earnings / (accumulated deficit)	(298,890)	(718,134)
TOTAL STOCKHOLDER'S EQUITY	16,126,026	15,500,909
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$167,710,958	$164,972,575

(1) Includes $0.4 billion and $2.1 billion of contracts held at the FVO, at June 30, 2024 and December 31, 2023, respectively,
(2) Includes $11.4 million and $13.9 million of loans recorded at fair value at June 30, 2024 and December 31, 2023, respectively.
(3) Includes $359.8 million and $19.5 million of loans recorded at the FVO at June 30, 2024 and December 31, 2023, respectively.
(4) Net of accumulated depreciation of $2.4 billion and $2.3 billion at June 30, 2024 and December 31, 2023, respectively.
(5) Includes MSRs of $96.3 million and $94.3 million at June 30, 2024 and December 31, 2023, respectively, for which the Company has elected the FVO.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2024 and December 31, 2023, LHFI included $26.4 billion and $25.1 billion, Operating leases assets, net included $13.2 billion and $13.8 billion, restricted cash included $904.1 million and $864.5 million, Other assets included $676.0 million and $638.0 million, Borrowings and other debt obligations included $27.7 billion and $25.1 billion, and Other liabilities included $103.7 million and $119.3 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.1 billion and $3.5 billion at June 30, 2024 and December 31, 2023, respectively.
(8) Includes $101.9 million and $595.4 million of contracts recorded at the FVO at June 30, 2024 and December 31, 2023, respectively.
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
INTEREST INCOME:
Loans	$2,162,249	$2,052,864	$4,277,267	$4,034,215
Interest-earning deposits	209,085	198,785	426,138	353,150
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	844,136	694,244	1,481,848	1,216,634
Investment securities:
AFS	96,780	66,925	194,672	132,996
HTM	45,965	46,288	90,793	93,545
Trading securities	134,579	103,097	263,271	175,558
Other investments	12,241	9,719	24,932	17,971
TOTAL INTEREST INCOME	3,505,035	3,171,922	6,758,921	6,024,069
INTEREST EXPENSE:
Deposits and other customer accounts	519,017	357,420	1,017,937	646,257
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	965,341	766,698	1,729,182	1,336,973
Interest expense on trading liabilities	44,756	37,835	83,835	69,691
Borrowings and other debt obligations	572,697	518,697	1,147,236	969,484
TOTAL INTEREST EXPENSE	2,101,811	1,680,650	3,978,190	3,022,405
NET INTEREST INCOME	1,403,224	1,491,272	2,780,731	3,001,664
Credit loss expense	481,232	208,850	886,229	751,251
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	921,992	1,282,422	1,894,502	2,250,413
NON-INTEREST INCOME:
Consumer and commercial fees	95,862	88,503	180,079	178,831
Capital markets and foreign exchange income	98,303	76,804	214,274	113,886
Lease income	559,284	620,582	1,152,730	1,249,006
Miscellaneous income, net (1)	178,359	92,917	257,290	200,389
TOTAL FEES AND OTHER INCOME	931,808	878,806	1,804,373	1,742,112
Net gain on sale of investment securities	64,021	34,547	129,187	71,507
TOTAL NON-INTEREST INCOME	995,829	913,353	1,933,560	1,813,619
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	533,723	499,398	1,067,503	991,149
Occupancy and equipment expenses	159,279	174,878	316,829	344,618
Technology, outside service, and marketing expense	194,589	169,729	378,899	339,022
Loan expense	83,960	85,247	167,535	189,691
Lease expense	429,915	488,862	891,437	975,829
Other expenses	151,562	139,000	290,105	259,978
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,553,028	1,557,114	3,112,308	3,100,287
INCOME BEFORE INCOME TAX	364,793	638,661	715,754	963,745
Income tax (benefit) / provision	(49,821)	64,623	(42,067)	92,827
NET INCOME	$414,614	$574,038	$757,821	$870,918
(1) Includes equity investment income/(expense), net.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
NET INCOME	$414,614	$574,038	$757,821	$870,918
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	51,773	33,200	103,072	122,169
Net unrealized gains / (losses) on investment in debt securities, net of tax	39,228	(41,067)	50,867	(9,832)
Pension and post-retirement actuarial gains, net of tax	473	506	656	991
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	91,474	(7,361)	154,595	113,328
COMPREHENSIVE INCOME	$506,088	$566,677	$912,416	$984,246

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings / (Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2024	530,391	$17,284,611	$(1,002,447)	$(419,329)	$15,862,835	$2,000,000
Comprehensive income	—	—	91,474	414,614	506,088	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, June 30, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2023	530,391	$17,284,611	$(1,215,334)	$1,476,106	$17,545,383	$500,000
Comprehensive (loss) / income	—	—	(7,361)	574,038	566,677	—
Dividends paid on common stock	—	—	—	(1,000,000)	(1,000,000)	—
Dividends paid on preferred stock	—	—	—	(10,513)	(10,513)	—
Preferred stock offering	—	—	—	—	—	1,000,000
Balance, June 30, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$17,101,547	$1,500,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss), Net of Tax	Retained Earnings / (Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	154,595	757,821	912,416	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(88,577)	(88,577)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, June 30, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	(41,396)	—
Comprehensive income	—	—	113,328	870,918	984,246	—
Dividends paid on common stock	—	—	—	(1,250,000)	(1,250,000)	—
Dividends paid on preferred stock	—	—	—	(21,025)	(21,025)	—
Preferred stock offering	—	—	—	—	—	$1,000,000
Balance, June 30, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$17,101,547	$1,500,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$757,821	$870,918
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	886,229	751,251
Deferred tax (benefit) / expense	(198,979)	(406,565)
Depreciation, amortization and accretion	1,316,199	1,276,824
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(87,430)	(73,738)
Originations and purchases of LHFS	(1,344,351)	—
Proceeds from sales of and collections on LHFS	982,651	1,656
Net change in:
Trading securities and trading liabilities, net	(2,500,503)	(2,409,768)
Other assets and BOLI	(534,097)	4,531
Other liabilities	(291,732)	(106,725)
Other operating activities, net	(7,347)	(10,249)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(1,021,539)	(101,865)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	—	211,171
Proceeds from prepayments and maturities of AFS investment securities	348,136	793,105
Purchases of AFS investment securities	(285,372)	(472,947)
Proceeds from prepayments and maturities of HTM investment securities	252,866	258,160
Purchases of HTM investment securities	(386,291)	—
Proceeds from sales of equity method and other investments	273,410	277,120
Purchases of and contributions to equity method and other investments	(325,921)	(876,107)
Distributions from equity method investments	1,540	3,014
Net change in federal funds sold and securities purchased under resale agreements	(580,556)	1,923,743
Proceeds from sales of LHFI	899,537	135,133
Purchases of LHFI	(112,334)	(117,192)
Proceeds from settlements of BOLI policies	17,875	17,248
Net change in loans other than purchases and sales	(1,189,384)	(1,486,799)
Purchases and originations of operating leases	(3,174,893)	(3,063,575)
Proceeds from the sale and termination of operating leases	2,757,220	2,287,561
Purchases and sales of premises and equipment, net	(112,421)	(67,060)
Proceeds from the sale of subsidiary	71,018	—
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(1,545,570)	(177,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(271,991)	355,306
Net change in short-term borrowings	(961,448)	(153,788)
Net proceeds from long-term borrowings	18,192,016	17,308,786
Repayments of long-term borrowings	(17,856,056)	(15,173,392)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	3,179,860	644,952
Dividends paid on common stock	(250,000)	(1,250,000)
Dividends paid on preferred stock	(88,577)	(21,025)
Preferred stock offering	—	1,000,000
Proceeds from the sale of subsidiary, net of tax	51,278	—
Other financing activities, net	19,589	38,886
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,014,671	2,749,725

NET (DECREASE) / INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(552,438)	2,470,435
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,668,129	16,564,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$18,115,691	$19,034,749

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	14,887	38,227
Loans transferred from/(to) LHFI (from)/to LHFS, net	(9,147)	232,340
Unsettled purchases of investment securities	77,813	21,411
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	53,050	—
(1) The six months ended June 30, 2024 and 2023 include cash and cash equivalents balances of $12.8 billion and $12.9 billion, respectively, and restricted cash balances of $5.3 billion and $6.2 billion, respectively.

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

Sale of Subsidiary

In May 2024, the Company sold its wholly owned subsidiary Services and Promotions Delaware Corp., to the Related Party Acquirer. Services and Promotions Delaware Corp. (through a wholly-owned subsidiary) owns and manages the corporate office building located at 1401 Brickell Avenue, Miami, Florida, which leased space to BSI and other tenants until the sale. The Related Party Acquirer paid fair value of approximately $134.0 million for Services and Promotions Delaware Corp. The Company recorded proceeds in excess of its carrying value (approximately $51.0 million, net of a tax effect of $7.9 million) to additional paid-in capital as a result of the transaction between entities under common control.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Recently Issued Accounting Standards Not Yet Adopted

On August 23, 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair market value. The new guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect a material impact on the Company’s financial position or results of operations as a result of this accounting standard.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2024 through the issuance of these Condensed Consolidated Financial Statements. There were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of June 30, 2024.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$221,588	$1	$(627)	$220,962	$25,391	$18	$—	$25,409
Corporate debt securities	2,092	2	—	2,094	31,584	7	(1)	31,590
ABS	545,960	686	(352)	546,294	512,553	29	(1,919)	510,663
Beneficial Interest in Structured LLC (1)	1,102,728	17,911	—	1,120,639	1,122,510	—	—	1,122,510
MBS:
GNMA - Residential	3,047,180	—	(371,814)	2,675,366	3,187,600	—	(394,756)	2,792,844
GNMA - Commercial	651,387	3	(157,350)	494,040	659,882	4	(141,672)	518,214
FHLMC and FNMA - Residential	2,229,696	2	(399,603)	1,830,095	2,330,558	3	(381,142)	1,949,419
FHLMC and FNMA - Commercial	91,561	—	(3,044)	88,517	91,821	—	(2,933)	88,888
Unallocated fair value hedge basis adjustment (2)	(87,370)	—	87,370	—	(36,009)	—	36,009	—
Total investments in debt securities AFS	$7,804,822	$18,605	$(845,420)	$6,978,007	$7,925,890	$61	$(886,414)	$7,039,537
(1) Represents a 20 percent interest in the Structured LLC to hold and service a pool of multi-family loans.
(2) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 12 for additional information.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Investment securities:
ABS and other interests in structured securities	$72,483	$—	$(287)	$72,196	$29,701	$—	$(363)	$29,338
MBS:
GNMA - Residential	2,814,074	1,245	(509,901)	2,305,418	2,752,158	724	(469,929)	2,282,953
GNMA - Commercial	4,764,830	—	(984,684)	3,780,146	4,843,478	492	(894,635)	3,949,335
FHLMC and FNMA - Residential	1,642,234	721	(134,665)	1,508,290	1,414,367	—	(113,470)	1,300,897
Total investments in debt securities HTM	$9,293,621	$1,966	$(1,629,537)	$7,666,050	$9,039,704	$1,216	$(1,478,397)	$7,562,523

As of June 30, 2024 and December 31, 2023, the Company had investment securities with an estimated carrying value of $12.4 billion and $11.2 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $4.3 billion and $7.5 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.9 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $55.9 million and $95.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $290.8 million and $349.9 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.9 billion and $0.0 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of June 30, 2024 and December 31, 2023. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of June 30, 2024 or December 31, 2023. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2024 and December 31, 2023, the Company had $109.0 million and $79.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2024 or December 31, 2023.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2024 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$32,141	$31,987
Due after 1 year but within 5 years	337,281	331,534
Due after 5 years but within 10 years	327,291	321,044
Due after 10 years	7,195,479	6,293,442
Total	$7,892,192	$6,978,007
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2024 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$—	$—
Due after 1 year but within 5 years	24,508	24,330
Due after 5 years but within 10 years	52,300	51,960
Due after 10 years	9,216,813	7,589,760
Total	$9,293,621	$7,666,050

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$203,875	$(627)	$—	$—	$6,992	$—	$—	$—
Corporate debt securities	—	—	13	—	7,325	(1)	13	—
ABS	52,418	(4)	62,136	(348)	6,749	(168)	402,325	(1,751)
MBS:
GNMA - Residential	—	—	2,674,641	(371,814)	—	—	2,792,843	(394,756)
GNMA - Commercial	—	—	494,036	(157,350)	—	—	518,210	(141,672)
FHLMC and FNMA - Residential	—	—	1,829,684	(399,603)	—	—	1,949,320	(381,142)
FHLMC and FNMA - Commercial	—	—	88,517	(3,044)	—	—	88,888	(2,933)
Total investments in debt securities AFS (1)	$256,293	$(631)	$5,149,027	$(932,159)	$21,066	$(169)	$5,751,599	$(922,254)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS and other interests in structured securities	$51,087	$(110)	$21,109	$(177)	$22,461	$(313)	$6,878	$(50)
MBS:
GNMA - Residential	126,305	(1,188)	2,035,308	(508,713)	—	—	2,166,032	(469,929)
GNMA - Commercial	45,945	(155)	3,734,201	(984,529)	45,983	(1,610)	3,856,536	(893,025)
FHLMC and FNMA - Residential	160,682	(270)	1,222,011	(134,395)	57,955	(528)	1,242,941	(112,942)
Total investments in debt securities HTM	$384,019	$(1,723)	$7,012,629	$(1,627,814)	$126,399	$(2,451)	$7,272,387	$(1,475,946)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at June 30, 2024 or December 31, 2023. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2023, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
AFS debt and other securities:
Gross realized gains	$—	$—	$—	$192
Gross realized losses	—	(118)	—	(4,809)
Net realized gains/(losses) on AFS and other securities	$—	$(118)	$—	$(4,617)
Total trading securities gains/(losses)	64,021	34,665	129,187	76,124
Total realized gains/(losses) in income from investments	$64,021	$34,547	$129,187	$71,507

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At June 30, 2024 and December 31, 2023, the Company held $10.9 billion and $8.0 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations. At June 30, 2024 and December 31, 2023, the Company had $10.4 billion and $7.4 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
FHLB of Pittsburgh and FRB stock	$491,452	$631,394
LIHTC investments	756,722	660,694
Equity securities not held for trading (1)	52,922	61,190
Total	$1,301,096	$1,353,278
(1)    Includes $4.5 million and $2.8 million of equity certificates related to off-balance sheet securitizations as of June 30, 2024 and December 31, 2023, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and six months ended June 30, 2024, the Company purchased $80.4 million and $120.2 million of FHLB stock at par, and redeemed $167.8 million and $273.4 million of FHLB stock at par. The Company purchased $6.9 million and $13.2 million of FRB stock at par and redeemed no FRB stock at par during the three months and six months ended June 30, 2024. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $61.3 billion at June 30, 2024 and $60.3 billion at December 31, 2023.

LHFS includes loans that the Company no longer intends to hold to maturity or for the foreseeable future and loans the Company has originated or purchased with the intent to sell or securitize in an off-balance sheet securitization. The LHFS portfolio balance at June 30, 2024 was $403.8 million, compared to $160.1 million at December 31, 2023. For a discussion on the valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2024 and December 31, 2023, accrued interest receivable on the Company's loans was $634.0 million and $661.0 million, respectively.

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,967,663	9.7%	$8,747,544	9.4%
C&I loans	10,577,677	11.5%	11,181,962	12.0%
Multifamily loans	10,144,704	11.0%	10,548,905	11.3%
Other commercial (2)	7,415,546	8.0%	7,476,113	8.0%
Total commercial LHFI	$37,105,590	40.2%	$37,954,524	40.7%
Consumer loans secured by real estate:
Residential mortgages	4,632,502	5.0%	4,816,218	5.2%
Home equity loans and lines of credit	2,253,656	2.4%	2,448,454	2.6%
Total consumer loans secured by real estate	$6,886,158	7.4%	$7,264,672	7.8%
Consumer loans not secured by real estate:
RICs and auto loans	44,941,050	48.7%	43,705,359	47.0%
Personal unsecured loans	3,354,455	3.6%	4,062,700	4.4%
Other consumer (3)	46,351	0.1%	59,954	0.1%
Total consumer loans	$55,228,014	59.8%	$55,092,685	59.3%
Total LHFI (1)	$92,333,604	100.0%	$93,047,209	100.0%
Total LHFI:
Fixed rate	$64,934,826	70.3%	$65,960,370	70.9%
Variable rate	27,398,778	29.7%	27,086,839	29.1%
Total LHFI (1)	$92,333,604	100.0%	$93,047,209	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $501.3 million and $475.0 million as of June 30, 2024 and December 31, 2023, respectively.
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

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended June 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$589,948	$6,152,177	$6,742,125
Credit loss expense	5,611	479,753	485,364
Charge-offs	(28,843)	(1,137,775)	(1,166,618)
Recoveries	16,045	640,965	657,010
Charge-offs, net of recoveries	$(12,798)	$(496,810)	$(509,608)
ALLL, end of period	$582,761	$6,135,120	$6,717,881

Reserve for unfunded lending commitments, beginning of period	$52,867	$4,359	$57,226
Credit loss (benefit) on unfunded lending commitments	(2,815)	(1,317)	(4,132)
Reserve for unfunded lending commitments, end of period	$50,052	$3,042	$53,094
Total ACL, end of period	$632,813	$6,138,162	$6,770,975

	Three months ended June 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$581,095	$6,334,197	$6,915,292
Credit loss expense	7,542	201,315	208,857
Charge-offs	(21,223)	(1,046,878)	(1,068,101)
Recoveries	12,828	664,076	676,904
Charge-offs, net of recoveries	$(8,395)	$(382,802)	$(391,197)
ALLL, end of period	$580,242	$6,152,710	$6,732,952

Reserve for unfunded lending commitments, beginning of period	$77,875	$7,859	$85,734
Credit loss (benefit) on unfunded lending commitments	571	(578)	(7)
Reserve for unfunded lending commitments, end of period	$78,446	$7,281	$85,727
Total ACL, end of period	$658,688	$6,159,991	$6,818,679

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Six months ended June 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(10,244)	904,141	893,897
Charge-offs	(52,619)	(2,382,436)	(2,435,055)
Recoveries	28,836	1,298,150	1,326,986
Charge-offs, net of recoveries	$(23,783)	$(1,084,286)	$(1,108,069)
ALLL, end of period	$582,761	$6,135,120	$6,717,881

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(5,794)	(1,874)	(7,668)
Reserve for unfunded lending commitments, end of period	$50,052	$3,042	$53,094
Total ACL, end of period	$632,813	$6,138,162	$6,770,975

	Six months ended June 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	29,019	722,087	751,106
Charge-offs	(48,089)	(2,165,978)	(2,214,067)
Recoveries	32,110	1,328,564	1,360,674
Charge-offs, net of recoveries	$(15,979)	$(837,414)	$(853,393)
ALLL, end of period	$580,242	$6,152,710	$6,732,952

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	737	(592)	145
Reserve for unfunded lending commitments, end of period	$78,446	$7,281	$85,727
Total ACL, end of period	$658,688	$6,159,991	$6,818,679

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook (mainly office), indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at June 30, 2024 that the unemployment rate is expected to be approximately 4.5% at the end of 2024, better than our previous estimate of 5.0% at December 31, 2023 for that date. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at June 30, 2024 to be approximately 195 at the end of 2024 compared to our estimate at December 31, 2023 of approximately 201 for that date. While the economy saw significant recovery post pandemic, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates.

The Company's ACL was $6.8 billion at June 30, 2024, a decrease of $221.8 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in personal unsecured loans. The ACL for the consumer segment decreased by $182.0 million, and the ACL for the commercial segment decreased $39.8 million, at June 30, 2024 compared to December 31, 2023.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Non-accrual loans:
Commercial:
CRE	$268,982	$267,537	$110,889	$64,383
C&I	128,665	143,504	37,286	2,230
Multifamily	130,982	97,228	21,152	17,801
Other commercial	7,364	5,621	—	—
Total commercial loans	$535,993	$513,890	$169,327	$84,414
Consumer:
Residential mortgages	46,996	52,718	5,615	5,898
Home equity loans and lines of credit	79,714	86,332	14,650	15,241
RICs and auto loans	2,027,094	2,194,509	150,559	153,850
Personal unsecured loans	16,451	21,267	1,918	1,776
Other consumer	13,657	15,733	60	152
Total consumer loans	$2,183,912	$2,370,559	$172,802	$176,917
Total non-accrual loans	$2,719,905	$2,884,449	$342,129	$261,331

OREO	19,615	24,246	—	—
Repossessed vehicles	237,853	265,368	—	—
Foreclosed and other repossessed assets	1,922	1,666	—	—
Total OREO and other repossessed assets	$259,390	$291,280	$—	$—
Total non-performing assets	$2,979,295	$3,175,729	$342,129	$261,331
(1) Interest income recognized on a cash basis on nonaccrual loans was $56.0 million and $117.0 million for the three months and six months ended June 30, 2024, respectively, and $42.5 million and $91.5 million for the three months and six months ended June 30, 2023, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	June 30, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (2)	$37,782	$112,377	$150,159	$8,817,504	$8,967,663	$—
C&I (1)	49,803	10,097	59,900	10,561,799	10,621,699	—
Multifamily (4)	52,081	87,328	139,409	10,005,295	10,144,704	—
Other commercial	24,975	3,849	28,824	7,386,722	7,415,546	—
Consumer:
Residential mortgages (3)	88,338	42,334	130,672	4,861,617	4,992,289	—
Home equity loans and lines of credit	29,373	63,999	93,372	2,160,284	2,253,656	—
RICs and auto loans	5,071,345	491,459	5,562,804	39,378,246	44,941,050	—
Personal unsecured loans	74,076	37,542	111,618	3,242,837	3,354,455	8,019
Other consumer	1,473	358	1,831	44,519	46,350	—
Total	$5,429,246	$849,343	$6,278,589	$86,458,823	$92,737,412	$8,019
(1) C&I loans includes $44.0 million of LHFS at June 30, 2024.
(2) CRE loans includes no LHFS at June 30, 2024.
(3) Residential mortgages include $359.8 million of LHFS at June 30, 2024.
(4) Multifamily loans include no of LHFS at June 30, 2024.

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
(2)CRE loans includes no LHFS at December 31, 2023.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2024	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2024(1)	2023	2022	2021	2020	Prior	Total (3)
CRE
Pass	$125,751	$456,416	$2,494,438	$1,611,165	$1,021,145	$1,753,970	$7,462,885
Special mention	—	6,016	325,952	281,143	99,115	140,538	852,764
Substandard	29,982	2,348	129,599	171,452	59,797	210,347	603,525
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$155,733	$464,780	$2,949,989	$2,063,760	$1,180,057	$2,153,344	$8,967,663
Current period gross write-offs - CRE	$3,450	$—	$—	$6,600	$—	$683	$10,733
C&I
Pass	$715,281	$1,011,854	$2,462,236	$1,442,788	$725,791	$3,016,778	$9,374,728
Special mention	66	19,352	38,434	12,445	7,272	97,557	175,126
Substandard	—	20,231	86,677	66,699	7,784	183,651	365,042
N/A	127,875	226,086	208,448	95,103	28,106	21,185	706,803
Total C&I	$843,222	$1,277,523	$2,795,795	$1,617,035	$768,953	$3,319,171	$10,621,699
Current period gross write-offs - C&I	$—	$6,239	$10,131	$5,079	$1,512	$9,553	$32,514
Multifamily
Pass	$31,050	$1,097,362	$2,731,487	$1,299,358	$924,127	$2,377,880	$8,461,264
Special mention	—	136,000	307,427	29,850	41,563	190,456	705,296
Substandard	—	21,345	281,790	215,993	75,062	383,954	978,144
Total multifamily	$31,050	$1,254,707	$3,320,704	$1,545,201	$1,040,752	$2,952,290	$10,144,704
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$2,652	$2,652
Remaining commercial
Pass	$2,046,792	$1,872,708	$1,322,077	$846,610	$342,213	$967,555	$7,397,955
Special mention	—	—	294	2,933	1,168	3,351	7,746
Substandard	—	1,294	1,946	1,652	614	4,339	9,845
Total remaining commercial	$2,046,792	$1,874,002	$1,324,317	$851,195	$343,995	$975,245	$7,415,546
Current period gross write-offs - Remaining commercial	$—	$289	$14	$21	$—	$6,396	$6,720
Total commercial loans
Pass	$2,918,874	$4,438,340	$9,010,238	$5,199,921	$3,013,276	$8,116,183	$32,696,832
Special mention	66	161,368	672,107	326,371	149,118	431,902	1,740,932
Substandard	29,982	45,218	500,012	455,796	143,257	782,291	1,956,556
Doubtful	—	—	—	—	—	48,489	48,489
N/A	127,875	226,086	208,448	95,103	28,106	21,185	706,803
Total commercial loans	$3,076,797	$4,871,012	$10,390,805	$6,077,191	$3,333,757	$9,400,050	$37,149,612
Current period gross write-offs - Total commercial	$3,450	$6,528	$10,145	$11,700	$1,512	$19,284	$52,619
(1)Loans originated during the six months ended June 30, 2024.
(2)Includes $44.0 million of LHFS at June 30, 2024.
(3)Includes $23.4 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of June 30, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$765,955	$830,545	$581,213	$336,411	$138,605	$108,436	$2,761,165	6.1%
<600	3,497,414	4,661,809	3,395,331	2,168,296	814,105	794,462	15,331,417	34.1%
600-639	2,079,461	2,728,426	1,996,828	1,029,136	324,879	277,465	8,436,195	18.8%
640-679	1,474,195	1,701,606	1,259,838	558,156	173,157	143,460	5,310,412	11.8%
680-719	1,063,516	1,260,598	878,376	478,617	202,756	124,353	4,008,216	8.9%
720-759	710,295	813,967	667,741	453,479	194,551	89,435	2,929,468	6.6%
>=760	1,505,629	1,265,981	1,485,087	1,253,794	487,890	165,796	6,164,177	13.7%
Total	$11,096,465	$13,262,932	$10,264,414	$6,277,889	$2,335,943	$1,703,407	$44,941,050	100.0%
Current period gross write-offs - RICs and auto loans	$27,557	$852,317	$695,343	$355,676	$107,362	$129,571	$2,167,826
(1)    Loans originated during the six months ended June 30, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$1,075,125	$763,677	$445,542	$193,922	$120,752	$61,909	$2,660,927	6.1%
<600	5,578,707	4,219,184	2,791,141	1,093,652	778,438	458,350	14,919,472	34.1%
600-639	3,324,732	2,483,763	1,324,435	439,996	303,441	138,715	8,015,082	18.3%
640-679	2,535,908	1,567,064	718,649	234,883	169,431	69,668	5,295,603	12.1%
680-719	1,754,195	1,092,896	612,871	268,978	159,209	39,934	3,928,083	9.0%
720-759	1,052,128	830,476	583,392	256,724	122,537	24,692	2,869,949	6.6%
>=760	1,574,026	1,847,059	1,644,605	654,214	267,443	28,896	6,016,243	13.8%
Total	$16,894,821	$12,804,119	$8,120,635	$3,142,369	$1,921,251	$822,164	$43,705,359	100.0%
Current period gross write-offs - RICs and auto loans	$479,992	$1,943,905	$1,052,016	$366,896	$245,621	$194,308	$4,282,738
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal unsecured loans

As of June 30, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$9,233	$—	$—	$—	$—	$45	$9,278	0.3%
<600	6	49	45	69	32	2,890	3,091	0.1%
600-639	307	6,070	8,325	919	270	5,542	21,433	0.6%
640-679	9,538	137,070	163,466	19,628	2,603	30,298	362,603	10.8%
680-719	73,474	483,098	453,996	75,643	6,651	65,830	1,158,692	34.6%
720-759	102,356	406,298	358,895	83,455	6,401	66,024	1,023,429	30.5%
>=760	117,352	277,991	234,973	68,983	7,274	69,356	775,929	23.1%
Total	$312,266	$1,310,576	$1,219,700	$248,697	$23,231	$239,985	$3,354,455	100.0%
Current period gross write-offs - Personal unsecured loans	$121	$73,157	$104,122	$27,989	$1,427	$3,839	$210,655
(1)    Loans originated during the six months ended June 30, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$8,080	$—	$—	$—	$—	$49	$8,129	0.2%
<600	40	62	57	35	32	2,883	3,109	0.1%
600-639	7,634	11,300	1,205	418	390	5,752	26,699	0.7%
640-679	175,427	228,631	30,445	3,442	2,479	31,341	471,765	11.6%
680-719	610,259	599,431	154,687	10,264	5,721	69,897	1,450,259	35.6%
720-759	511,424	444,493	181,398	15,625	5,847	70,518	1,229,305	30.3%
>=760	350,721	274,043	148,550	20,357	6,020	73,743	873,434	21.5%
Total	$1,663,585	$1,557,960	$516,342	$50,141	$20,489	$254,183	$4,062,700	100.0%
Current period gross write-offs - Personal unsecured loans	$30,001	$179,550	$75,237	$4,837	$2,205	$5,621	$297,451
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2024	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2024(1)	2023(1)	2022	2021	2020	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,526	$2,526	$—
<= 70%	—	—	191,255	1,020,187	853,957	2,439,612	4,505,011	—
70.01% - 110%	—	—	75,296	43,505	—	5,796	124,597	—
Greater than 110%	—	—	—	—	—	368	368	—
Total residential mortgages	$—	$—	$266,551	$1,063,692	$853,957	$2,448,302	$4,632,502	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$3,281	$3,281	$—
<600	—	—	12,105	20,399	15,152	143,078	190,734	—
600-679	—	—	21,030	47,639	30,701	215,899	315,269	—
680-759	—	—	69,829	218,707	187,973	647,272	1,123,781	—
>=760	—	—	163,587	776,947	620,131	1,438,772	2,999,437	—
Total residential mortgages	$—	$—	$266,551	$1,063,692	$853,957	$2,448,302	$4,632,502	$—
Current period gross write-offs - Residential mortgages	$—	$—	$—	$26	$17	$34	$77

Home equity
LTV ratios
No LTV available (2)	$—	$—	$1,631	$5,507	$4,399	$53,640	$65,177	$42,311
<= 70%	—	—	41,423	162,118	166,825	1,801,702	2,172,068	2,097,024
70.01% - 110%	—	—	4,109	1,689	—	8,891	14,689	12,752
Greater than 110%	—	—	624	45	—	1,053	1,722	1,722
Total home equity	$—	$—	$47,787	$169,359	$171,224	$1,865,286	$2,253,656	$2,153,809

FICO scores
No FICO score available	$—	$—	$693	$2,457	$2,485	$51,041	$56,676	$33,813
<600	—	—	682	2,759	4,999	126,306	134,746	116,883
600-679	—	—	2,349	8,689	8,956	219,886	239,880	222,616
680-759	—	—	18,179	55,558	58,879	601,079	733,695	715,231
>=760	—	—	25,884	99,896	95,905	866,974	1,088,659	1,065,266
Total home equity	$—	$—	$47,787	$169,359	$171,224	$1,865,286	$2,253,656	$2,153,809
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$2,576	$2,576
(1) The Company ceased origination of new residential mortgage and home equity loans in 2022.
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
(1) The Company ceased origination of new residential mortgage and home equity loans in 2022.
(2) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(3) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(4) Excludes LHFS.

During the six months ended June 30, 2024, the Company reported $1.3 million in gross charge-offs related to other consumer portfolios.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan Modifications

Occasionally the Company modifies loans to customers in financial difficulty by providing term extensions, payment deferrals, and interest rate reductions. When a loan is modified, the related unamortized net fees and costs and any prepayment penalties are carried forward and any fees received, and direct loan origination costs associated with the refinancing or restructuring, are deferred. Additionally, the EIR is recalculated based upon the amortized cost basis of the modified loan and its revised contractual cash flows. If the modification results in a new loan, unamortized fees and costs from the original loan are recognized into income.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Amortized Cost
	Three months ended				Three months ended
	June 30, 2024				June 30, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$86,483	$35,342	$121,825	1.36%	$—	$—	$—	—%
C&I	1,794	70,884	72,678	0.69%	52,613	1,317	53,930	0.38%
Multifamily	—	—	—	—%	6,827	—	6,827	0.06%
Other commercial	—	180	180	—%	—	25	25	—%
Consumer:
Residential mortgages	—	—	—	—%	—	1,751	1,751	0.03%
Home equity loans and lines of credit	—	1,874	1,874	0.08%	—	1,953	1,953	0.07%
RICs and auto loans	292,900	33,280	326,180	0.73%	150,287	141,275	291,562	0.66%
Total	$381,177	$141,560	$522,737	0.57%	$209,727	$146,321	$356,048	0.39%

	Amortized Cost
	Six months ended				Six months ended
	June 30, 2024				June 30, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$180,244	$35,342	$215,586	2.40%	$190	$—	$190	—%
C&I	3,545	70,992	74,537	0.70%	54,539	2,115	56,654	0.40%
Multifamily	—	—	—	—%	6,827	—	6,827	0.06%
Other commercial	—	180	180	—%	—	25	25	—%
Consumer:
Residential mortgages	—	286	286	0.01%	—	1,751	1,751	0.03%
Home equity loans and lines of credit	—	3,458	3,458	0.15%	—	2,606	2,606	0.10%
RICs and auto loans	517,678	59,617	577,295	1.28%	391,184	334,632	725,816	1.64%
Total	$701,467	$169,875	$871,342	0.94%	$452,740	$341,129	$793,869	0.86%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost
	As of June 30, 2024
(in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$320,062	$12,672	$7,144
C&I	84,531	3,091	224
Multifamily	8,851	14,866	5,001
Other commercial	317	—	—
Consumer:
Residential mortgages	2,538	348	47
Home equity loans and lines of credit	6,322	17	143
RICs and auto loans	736,296	298,320	24,864
Total	$1,158,917	$329,314	$37,423

	Amortized Cost (1)
	As of June 30, 2023
(in thousands)	Current	30-89 DPD	90+ DPD

Commercial:
C&I	48,999	1,283	119
Multifamily	—	2,832	—
Other commercial	25	—	—
Consumer:
Residential mortgages	1,370	509	—
Home equity loans and lines of credit	2,715	—	—
RICs and auto loans	503,185	170,712	11,113
Total	$556,294	$175,336	$11,232
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

	Amortized Cost				Amortized Cost
	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)
(in thousands)
Commercial:
C&I	$476	$6	$157	$25	$566	$74	$157	$25
Consumer:
Residential mortgages	—	47	—	—	—	47	—	—
Home equity loans and lines of credit	—	84	—	—	—	84	—	—
RICs and auto loans	33,862	2,888	6,874	3,568	62,290	11,801	7,187	4,062
Total	$34,338	$3,025	$7,031	$3,593	$62,856	$12,006	$7,344	$4,087
(1) Reflects the adoption of ASU 2022-02 on January 1, 2023 and includes only loans modified after January 1, 2023.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Leased vehicles	$16,405,811	$17,548,952
Less: accumulated depreciation	(3,063,990)	(3,546,875)
Depreciated net capitalized cost	$13,341,821	$14,002,077
Manufacturer subvention payments, net of accretion	(641,104)	(593,004)
Unamortized origination fees and other costs	521,801	373,767
Leased vehicles, net	$13,222,518	$13,782,840
Total operating lease assets, net	$13,222,518	$13,782,840

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2024 (in thousands):

2024	$1,128,150
2025	1,727,546
2026	993,320
2027	148,582
2028	897
Thereafter	—
Total	$3,998,495

During the three months and six months ended June 30, 2024, the Company recognized $21.6 million and $44.4 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $20.0 million and $42.4 million recognized during the three months and six months ended June 30, 2023, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2023 and June 30, 2024	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665
During the three months and six months ended June 30, 2024, there were no additions, re-allocations, impairments, or disposals of goodwill. During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. There were no other additions, re-allocations, impairments, or disposals of goodwill during the three months and six months ended June 30, 2023.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	June 30, 2024		December 31, 2023
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$225,208	$(244,792)	$236,958	$(233,042)
Stellantis relationship	3,595	(135,155)	5,436	(133,314)
Other intangibles	39,194	(44,817)	44,765	(47,539)
Total intangibles subject to amortization	$267,997	$(424,764)	$287,159	$(413,895)

At June 30, 2024 and December 31, 2023, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $9.5 million and $19.1 million and $9.9 million and $20.3 million for the three months and six months ended June 30, 2024 and 2023, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2024	$37,885	$19,125	$18,760
2025	34,768	—	34,768
2026	32,487	—	32,487
2027	28,645	—	28,645
2028	26,340	—	26,340
Thereafter	126,997	—	126,997

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	June 30, 2024	December 31, 2023
Operating lease ROU assets	$441,110	$435,633
Deferred tax assets	290,360	234,309
Accrued interest receivable	868,850	827,704
Derivative assets at fair value	1,110,727	1,090,194
Other real estate owned and other repossessed assets	259,390	291,280
Equity method investments	330,756	306,313
MSRs	96,298	94,266
Income tax receivables	438,286	478,305
Prepaid expense	189,719	242,273
Capital markets receivables	539,372	144,913
Miscellaneous assets and receivables	476,027	438,694
Total Other assets	$5,040,895	$4,583,884

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

For the three months and six months ended June 30, 2024, ROU operating lease expenses were $31.9 million, and $66.0 million, respectively, compared to $45.1 million and $88.1 million for the corresponding periods in 2023. Sublease income was $0.9 million and $1.8 million, respectively, for the three months and six months ended June 30, 2024, compared to $1.0 million and $2.0 million for the corresponding periods in 2023. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

NOTE 6. OTHER ASSETS (continued)

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2024	Total Operating leases
(in thousands)
2024	$65,797
2025	118,151
2026	97,360
2027	86,469
2028	49,907
Thereafter	146,654
Total lease liabilities	$564,338
Less: Interest	(58,453)
Present value of lease liabilities	$505,885

Supplemental Balance Sheet Information	June 30, 2024	December 31, 2023
Operating lease ROU assets	$441,110	$435,633
Other liabilities	$505,885	$511,400
Weighted-average remaining lease term (years)	6.2	5.6
Weighted-average discount rate	3.1%	3.1%

	Six months ended June 30,
Other Information	2024	2023
	(in thousands)
Operating cash flows from operating leases (1)	$(70,391)	$(76,518)
Leased assets obtained in exchange for new operating lease liabilities	$61,768	$22,365
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
•Equity method investments - The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to renewable energy projects and qualified community development entities, such as CRA programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance.
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
•Capital markets receivables includes receivables from broker dealers, financial institutions, clearing organizations, customers and other receivables associated with capital markets activities.
•Miscellaneous assets and receivables includes investment receivables, subvention receivables, derivatives trading receivables, and unapplied payments.

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Assets
Restricted cash	$904,064	$864,464
LHFI	26,370,271	25,144,797
Operating lease assets, net (1)	13,222,518	13,782,840
Various other assets	675,964	637,987
Total Assets	$41,172,817	$40,430,088
Liabilities
Notes payable	$27,670,731	$25,087,655
Various other liabilities	103,731	119,280
Total Liabilities	$27,774,462	$25,206,935
(1) As noted above, all leased vehicles are originated through a titling trust. At June 30, 2024 and December 31, 2023, $6.0 billion and $7.8 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of June 30, 2024 and December 31, 2023, the Company was servicing $30.8 billion and $28.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Assets securitized	$5,768,550	$4,529,546	$11,003,474	$5,912,129

Net proceeds from new securitizations (1)	$4,608,830	$2,928,828	$8,620,190	$3,720,878
Net proceeds on retained bonds from new securitizations	500,010	340,121	1,233,890	595,790
Cash received for servicing fees (2)	223,535	229,126	445,887	469,507
Net distributions from Trusts (2)	1,294,808	849,666	2,332,820	1,422,014
Total cash received from Trusts	$6,627,183	$4,347,741	$12,632,787	$6,208,189
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At June 30, 2024 and December 31, 2023, the Company was servicing gross RICs of $1.7 billion and $973.9 million, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

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

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Receivables securitized (1)	—	—	1,060,931	—

Net proceeds from new securitizations	—	—	1,003,695	—
Cash received for servicing fees	$2,792	$2,498	$4,136	$4,558
Total cash received from Trusts	$2,792	$2,498	$1,007,831	$4,558
(1) Represents the UPB at the time of original securitization.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at June 30, 2024 was $72.5 million and $4.5 million of debt and equity investments, respectively, compared to $29.7 million and $2.8 million at December 31, 2023. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.1 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024 SBNA serviced approximately $8.8 billion in multi-family loans for the Structured LLC and receives a market rate servicing fee. For the three months and six months ended June 30, 2024, SBNA recognized $14.1 million and $24.0 million in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,068,930	15.7%	$11,591,982	15.0%
Non-interest-bearing demand deposits	14,668,825	19.1%	15,504,947	20.1%
Savings	4,016,876	5.2%	4,428,281	5.7%
Customer repurchase accounts	209,415	0.3%	238,523	0.3%
Money market	24,812,290	32.3%	25,361,575	33.0%
CDs	21,024,849	27.4%	19,947,868	25.9%
Total deposits (1)	$76,801,185	100.0%	$77,073,176	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.0 billion and $5.4 billion at June 30, 2024 and December 31, 2023, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $138.4 million and $107.6 million at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, the Company had $6.2 billion and $5.6 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $50.0 million and $40.0 million from the FHLB of Pittsburgh at June 30, 2024 and December 31, 2023, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2024 were $43.5 billion, compared to $44.1 billion at December 31, 2023. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the six months ended June 30, 2024, the Company issued the following debt:
•$1.0 billion in aggregate principal amount of its 6.17% fixed-to-floating rate senior notes due January 2030.
•$500.0 million in aggregate principal amount of its 6.12% fixed-to-floating rate senior notes due May 2027.
•$750.0 million in aggregate principal amount of its 6.34% fixed-to-floating rate senior notes due May 2035.
•$235.9 million of credit-linked notes due June 2032.
•$3.4 billion in on-balance sheet securitization transactions on its SBALT platform, of which approximately $453.1 million was retained in interests in the VIE.
•$4.8 billion in on-balance sheet securitization transactions on its SDART platform, of which it retained approximately $617.0 million in interests in the VIE.
•$1.1 billion in on-balance sheet securitization transactions on its DRIVE platform, of which it retained approximately $164.0 million in interests in the VIE.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations
The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.50% senior notes due June 2024	$—	—%	$999,559	3.50%
3.45% senior notes due June 2025	998,942	3.45%	998,329	3.45%
4.26% senior notes due June 2025	—	—%	499,634	4.43%
4.50% senior notes due July 2025	1,099,273	4.50%	1,098,937	4.50%
Senior notes due April 2026 (2)	433,477	6.01%	433,450	6.02%
5.81% senior sustainability notes due September 2026	499,344	5.92%	499,082	5.92%
3.24% senior notes due October 2026	933,898	3.24%	930,768	3.24%
6.12% senior notes, due May 2027	499,010	6.20%	—	—%
6.89% senior notes due June 2027 (1)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,662	4.40%	1,049,641	4.40%
2.49% senior notes due January 2028	997,971	2.57%	997,582	2.57%
6.50% senior notes due March 2029	996,940	6.59%	996,580	6.59%
6.57% senior notes due June 2029	498,227	6.67%	498,034	6.67%
6.17% senior notes due January 2030	996,429	6.26%	—	—%
7.66% senior notes due November 2031	497,900	7.73%	497,797	7.73%
2.88% subordinated notes, due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,378	6.40%	—	—%
Total Parent Company borrowings	11,997,451		11,249,393
Subsidiaries
Short-term borrowing due within one year, maturing thru March 2024	$—	—%	$427,531	4.66%
Short-term borrowing due within one year, maturing thru June 2025	466,084	4.29%	—	—%
FHLB advances, maturing through April 2027	2,767,855	4.58%	6,584,791	5.04%
Credit-linked notes due December 2031 (3)	59,013	4.25%	89,812	3.51%
Credit-linked notes due May 2032 (4)	149,527	7.99%	214,941	7.25%
Credit-linked notes due June 2032 (12)	233,963	7.74%	—	—%
Credit-linked notes due August 2032 (5)	133,508	10.25%	188,282	9.12%
Credit-linked notes due December 2032 (6)	190,034	10.96%	246,497	10.16%
Credit-linked notes due June 2033 (7)	71,957	11.01%	89,787	10.26%
Credit Linked notes due December 2033 (8)	204,183	9.27%	206,033	9.24%
Credit-linked notes due February 2052 (9) (11)	112,476	11.92%	118,246	11.92%
6.98% senior notes due October 2025 (1)	2,000,000	6.98%	2,000,000	6.98%
Warehouse lines maturing through April 2026 (10)	3,713,478	6.21%	3,618,378	6.93%
Secured structured financings maturing through December 2031	21,447,772	0.48% - 7.69%	19,110,360	0.48% - 7.69%
Total subsidiary borrowings and other debt obligations	31,549,850		32,894,658
Total Parent Company and subsidiaries' borrowings and other debt obligations	$43,547,301		$44,144,051
(1) These notes are payable to SHUSA's parent company, Santander.
(2) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(3) Notes are tied to the performance of a $2.0 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36.0 million.
(4) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(5) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(6) Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million.
(7) Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
(8) Notes are tied to the performance of a $2.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $62.3 million.
(9) Notes are tied to the performance of a $2.5 billion original reference pool of SBNA residential mortgage loans. The contractual residual amount is $5.1 million.
(10) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.
(11) Variable rate notes issued in tranches that bear interest at a rate equal to SOFR index plus varying spreads ranging from 4.15% to 13.90% and reset monthly.
(12) Issued in June 2024 in the amount of $235.9 million. Notes are tied to the performance of a $2.3 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $75.2 million.

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

In connection with certain of its credit linked notes, the Company is required to maintain a letter of credit, as well as a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of the transaction’s credit-linked notes. This is reported as restricted cash in these Condensed Consolidated Financial Statements.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	June 30, 2024
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2025	$395,500	$600,000	6.68%	$480,812	$2,495
Warehouse line due July 2025	100,600	500,000	7.25%	151,254	—
Warehouse line due October 2025	996,300	2,100,000	6.84%	1,491,711	64
Warehouse line due November 2025	258,300	500,000	6.11%	393,123	—
Warehouse line due November 2025	—	500,000	—%	—	—
Warehouse line due January 2026	711,100	1,000,000	6.34%	1,059,486	2,630
Warehouse line due February 2026	368,378	700,000	6.75%	559,920	522
Warehouse line due April 2026	883,300	1,000,000	4.85%	1,289,509	1
Warehouse line due April 2026	—	1,000,000	—%	—	112
Total credit facilities	$3,713,478	$7,900,000	6.21%	$5,425,815	$5,824

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	June 30, 2024
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through December 2031(1)	$18,931,588	$49,974,705	0.48% - 7.69%	$28,657,175	$897,368
Privately issued amortizing notes maturing on various dates through August 2030 (3)	2,516,184	7,350,027	2.42% - 6.73%	4,085,605	882
Total secured structured financings	$21,447,772	$57,324,732	0.48% - 7.69%	$32,742,780	$898,250
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended June 30, 2024			March 31, 2024		June 30, 2024
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	69,169	(17,396)	51,773	$(203,220)	$51,773	$(151,447)

Net unrealized (losses) / gains on investments in debt securities AFS	48,618	(9,390)	39,228	(778,912)	39,228	(739,684)
Pension and post-retirement actuarial (loss)/gain(3)	605	(132)	473	(20,315)	473	(19,842)

As of June 30, 2024	$118,392	$(26,918)	$91,474	$(1,002,447)	$91,474	$(910,973)
(3) Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended June 30, 2023			March 31, 2023		June 30, 2023
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$42,722	$(12,898)	$29,824
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	3,756	(380)	3,376
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	46,478	(13,278)	33,200	$(426,695)	$33,200	$(393,495)
Change in unrealized gains/(losses) on investment securities	(53,809)	12,848	(40,961)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)	(118)	12	(106)
Net unrealized (losses) on investment securities AFS	(53,927)	12,860	(41,067)	(765,337)	(41,067)	(806,404)
Pension and post-retirement actuarial gain(3)	683	(177)	506	(23,302)	506	(22,796)
As of June 30, 2023	$(6,766)	$(595)	$(7,361)	$(1,215,334)	$(7,361)	$(1,222,695)
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
(3) Included in the computation of net periodic pension costs.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2024			December 31, 2023		June 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	136,206	(33,134)	103,072	$(254,519)	$103,072	$(151,447)

Net unrealized (losses)/gains on investments in debt securities	67,212	(16,345)	50,867	(790,551)	50,867	(739,684)
Pension and post-retirement actuarial gain / (loss)(3)	851	(195)	656	(20,498)	656	(19,842)
As of June 30, 2024	$204,269	$(49,674)	$154,595	$(1,065,568)	$154,595	$(910,973)
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2023			December 31, 2022		June 30, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$160,670	$(45,380)	$115,290
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	7,612	(733)	6,879
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	168,282	(46,113)	122,169	$(515,664)	$122,169	$(393,495)
Change in unrealized (losses)/gains on investments in debt securities	13,252	(18,912)	(5,660)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(4,617)	445	(4,172)
Net unrealized gains/(losses) on investments in debt securities	8,635	(18,467)	(9,832)	(796,572)	(9,832)	(806,404)
Pension and post-retirement actuarial gain / (loss) (3)	1,338	(347)	991	(23,787)	991	(22,796)
As of June 30, 2023	$178,255	$(64,927)	$113,328	$(1,336,023)	$113,328	$(1,222,695)
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

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Securities purchased under agreements to resell	$9,289,489	$8,617,309
Securities borrowed	1,529,781	1,621,405
Total	$10,819,270	$10,238,714

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$19,468,629	$16,290,761
Securities lending	2,017	25
Total	$19,470,646	$16,290,786

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

	June 30, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$57,708,922	$(48,419,433)	$9,289,489
Securities borrowed	1,529,781	—	1,529,781
Total	$59,238,703	$(48,419,433)	$10,819,270

	June 30, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$67,888,062	$(48,419,433)	$19,468,629
Securities lending	2,017	—	2,017
Total	$67,890,079	$(48,419,433)	$19,470,646
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$41,237,731	$(32,620,422)	$8,617,309
Securities borrowed	1,621,405	—	1,621,405
Total	$42,859,136	$(32,620,422)	$10,238,714

	December 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$48,911,183	$(32,620,422)	$16,290,761
Securities lending	25	—	25
Total	48,911,208	(32,620,422)	16,290,786
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	June 30, 2024
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$29,782,522	$11,389,953	$11,462,087	$15,253,500	$67,888,062
Securities lending	2,017	—	—	—	2,017
Total	$29,784,539	$11,389,953	$11,462,087	$15,253,500	$67,890,079

The following tables present the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	June 30, 2024			December 31, 2023
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$40,129,108	$—	$40,129,108	$29,251,978	$—	$29,251,978
Residential agency MBS	26,027,908	—	26,027,908	17,532,972	—	17,532,972
Corporate and other securities	1,731,046	2,017	1,733,063	2,126,233	25	2,126,258
Total	$67,888,062	$2,017	$67,890,079	$48,911,183	$25	$48,911,208

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2024, derivatives in this category had a fair value of $0.1 million. The credit ratings of the Company and SBNA are currently considered investment grade. As of June 30, 2024, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $9.9 million and $11.1 million, respectively. The Company had $11.9 million and $15.3 million in cash and securities collateral posted to cover those positions as of June 30, 2024 and December 31, 2023, respectively.

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

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Debt securities AFS (Note 2)	$2,237,630	$2,463,991	$87,370	$36,009

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

The last of the hedges is scheduled to expire in December 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2024, the Company estimated that approximately $46.9 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$186	$1,015	5.85%	9.90%	3.33
Interest rate swaps	6,325,000	69,228	—	2.00%	3.49%	2.47
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$4,421,400	$52,946	$—	4.01%	3.78%	2.52
Pay variable - receive fixed interest rate swaps	12,425,000	9,308	277,122	2.52%	2.12%	1.39
Total	$23,190,166	$131,668	$278,137	2.67%	2.81%	1.9

December 31, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$192	$2,235	5.91%	9.90%	3.83
Interest rate swaps	6,650,000	38,712	7,716	2.02%	3.46%	3.01
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,422,700	$22,935	$120	5.38%	3.82%	2.53
Pay variable - receive fixed interest rate swaps	11,925,000	13,575	362,018	1.83%	1.64%	1.30
Interest rate floor	250,000	—	—	—%	—%	0.04
Total	$22,266,466	$75,414	$372,089	2.41%	2.51%	1.99

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Mortgage banking derivatives:
Total mortgage banking risk management	674,000	662,000	16,622	14,634	36,746	31,304

Customer-related derivatives:
Swaps receive fixed	15,259,785	15,017,998	7,167	26,731	765,670	687,505
Swaps pay fixed	15,343,497	15,005,503	785,197	708,642	8,800	26,366
Other	8,511,989	8,691,978	66,922	93,439	65,121	91,602
Total customer-related derivatives	39,115,271	38,715,479	859,286	828,812	839,591	805,473

Other derivative activities:
Foreign exchange contracts	11,154,659	11,518,594	45,363	54,722	36,449	62,842
Interest rate swap agreements	100	2,400,100	6	—	—	2
Interest rate cap agreements	1,599,100	2,313,672	47,556	76,019	—	—
Options for interest rate cap agreements	1,599,100	2,313,672	—	—	47,556	76,019
Other	67,078,065	48,543,537	23,313	42,657	41,186	126,968

Total	$121,220,295	$106,467,054	$992,146	$1,016,844	$1,001,528	$1,102,608

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended June 30,		Six months ended June 30,
	Line Item	2024	2023	2024	2023

Fair value hedges:
Cross-currency swaps	Net interest income	$192	$(475)	$2	$(1,305)
Interest rate swaps	Net interest income	11,398	7,762	24,286	13,162
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	26,611	2,399	13,685	(1,068)
Pay variable receive-fixed interest rate swap	Interest income on loans	(80,787)	(117,421)	(176,168)	(219,338)
Interest rate floors	Interest income on loans	—	(436)	(46)	(436)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	(1,644)	(4,894)	(5,853)	(2,511)
Customer-related derivatives	Non interest income	(446)	(16,987)	9,931	70
Foreign exchange	Non interest income	21,547	23,714	15,241	13,434
Interest rate swaps, caps, and options	Non interest income	(2,485)	(2,774)	(1,336)	(3,468)
Other	Non interest income	7,733	89,373	33,081	31,814
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $51.8 million and $103.1 million, and $29.8 million and $115.3 million, net of tax, for the three months and six months ended June 30, 2024, and 2023, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were losses of zero and zero, and $3.4 million and $6.9 million, net of tax, for the three months and six months ended June 30, 2024, and 2023, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
June 30, 2024
Fair value hedges	$69,414	$—	$69,414	$(35,703)	$33,711
Cash flow hedges	62,254	—	62,254	(55,481)	6,773
Other derivative activities (1)	992,146	(13,087)	979,059	(264,832)	714,227
Total Derivative Assets	$1,123,814	$(13,087)	$1,110,727	$(356,016)	$754,711

December 31, 2023
Fair value hedges	$38,904	$—	$38,904	$(11,300)	$27,604
Cash flow hedges	36,510	—	36,510	(22,935)	13,575
Other derivative activities (1)	1,016,844	(2,064)	1,014,780	(170,835)	843,945
Total Derivative Assets	$1,092,258	$(2,064)	$1,090,194	$(205,070)	$885,124
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
June 30, 2024
Fair value hedges	$1,015	$—	$1,015	$(214)	$801
Cash flow hedges	277,122	—	277,122	(125,619)	151,503
Other derivative activities (1)	1,001,528	(13,037)	988,491	(60,005)	928,486
Total Derivative Liabilities	$1,279,665	$(13,037)	$1,266,628	$(185,838)	$1,080,790

December 31, 2023
Fair value hedges	$9,951	$—	$9,951	(1,064)	$8,887
Cash flow hedges	362,138	—	362,138	$(140,968)	221,170
Other derivative activities (1)	1,102,608	(2,014)	1,100,594	(129,722)	970,872
Total Derivative Liabilities	$1,474,697	$(2,014)	$1,472,683	$(271,754)	$1,200,929
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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2023 for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. At December 31, 2023, the beneficial interest in the Structured LLC was determined to be Level 2 based on observed market execution. As a result of moving further from the purchase date and observed market execution, the Company is relying on a DCF method going forward for valuation. As a result, the $1.1 billion beneficial interest in the Structured LLC transferred from Level 2 to Level 3 during the first quarter of 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Financial assets:
U.S. Treasury securities	$220,962	$—	$—	$220,962	$25,409	$—	$—	$25,409
Corporate debt	—	2,094	—	2,094	—	31,590	—	31,590
ABS	—	546,294	—	546,294	—	510,663	—	510,663
Beneficial Interest in Structured LLC	—	—	1,120,639	1,120,639	—	1,122,510	—	1,122,510
MBS	—	5,088,018	—	5,088,018	—	5,349,365	—	5,349,365
Investment in debt securities AFS (2)	$220,962	$5,636,406	$1,120,639	$6,978,007	$25,409	$7,014,128	$—	$7,039,537
Trading securities	2,300,023	8,544,225	7,896	10,852,144	1,637,908	6,329,031	936	7,967,875
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	350,188	—	350,188	—	2,112,292	—	2,112,292
RICs HFI (3)	—	—	11,373	11,373	—	—	13,888	13,888
LHFS (1)(4)	—	359,787	—	359,787	—	19,464	—	19,464
MSRs	—	—	96,298	96,298	—	—	94,266	94,266
Other assets - derivatives (2)	677	1,110,010	40	1,110,727	4,807	1,085,333	54	1,090,194
Total financial assets (5)	$2,521,662	$16,000,616	$1,236,246	$19,758,524	$1,668,124	$16,560,248	$109,144	$18,337,516
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$101,881	$—	$101,881	$—	$595,414	$—	$595,414
Trading liabilities	2,679,426	274,124	—	2,953,550	2,371,823	327,293	384	2,699,500
Other liabilities - derivatives (2)	194	1,266,248	186	1,266,628	5,914	1,466,119	650	1,472,683
Total financial liabilities	$2,679,620	$1,642,253	$186	$4,322,059	$2,377,737	$2,388,826	$1,034	$4,767,597
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 12 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(3) Certain RICs collateralized by vehicle titles and RV/marine loans.
(4) Residential mortgage loans and commercial mortgage loans.
(5) Approximately $1.2 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 6.3% of total assets measured at fair value on a recurring basis and approximately 0.7% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at June 30, 2024. Significant assumptions used in evaluation include, discount rate, loss severity rate, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At June 30, 2024 and December 31, 2023, the balance of these loans serviced for others was $7.9 billion and $8.3 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.6 million and $5.1 million, respectively, at June 30, 2024.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.7 million and $7.2 million, respectively, at June 30, 2024.

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

	Three months ended June 30, 2024						Three months ended June 30, 2023
(in thousands)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$1,082,349	$12,494	$95,776	$(333)	$6,148	$1,196,434	$18,824	$102,310	$(2,379)	$2,356	$121,111
Gains / (losses) in OCI	41,380	—	—	—	—	41,380	—	—	—	—	—
Gains/(losses) in earnings	—	—	2,931	187	2,612	5,730	—	5,286	1,011	(4)	6,293
Additions/Issuances	—	—	—	—	1,240	1,240	—	—	—	—	—
Transfer from Level 2	—	—	—	$—	—	—	—	—	—	—	—
Settlements(1)	(3,090)	(1,121)	(2,409)	—	(2,104)	(8,724)	(1,841)	(2,355)	—	—	(4,196)
Balances, end of period	$1,120,639	$11,373	$96,298	$(146)	$7,896	$1,236,060	$16,983	$105,241	$(1,368)	$2,352	$123,208
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$2,931	$187	$2,612	$5,730	$—	$5,286	$1,011	$(4)	$6,293

	Six months ended June 30, 2024						Six months ended June 30, 2023
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$—	$13,888	$94,266	$(596)	$552	$108,110	$20,924	$107,383	$(2,210)	$139	$126,236
Gain / (losses) in OCI	17,911	—	—	—	—	17,911	—	—	—	—	—
Gains/(losses) in earnings	—	—	6,778	450	2,604	9,832	—	2,747	842	(7)	3,582
Additions/Issuances	—	—	—	—	1,705	1,705	—	—	—	—	—
Transfer from Level 2	1,122,510	—	—	—	5,577	1,128,087	—	—	—	2,220	2,220
Settlements (1)	(19,782)	(2,515)	(4,746)	—	(2,542)	(29,585)	(3,941)	(4,889)	—	—	(8,830)
Balances, end of period	$1,120,639	$11,373	$96,298	$(146)	$7,896	$1,236,060	$16,983	$105,241	$(1,368)	$2,352	$123,208
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$6,778	$450	$2,604	$9,832	$—	$2,747	$842	$(7)	$3,582
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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Impaired commercial LHFI	$—	$153,216	$92,050	$245,266	$—	$230,443	$41,432	$271,875
Foreclosed assets	—	15,841	—	15,841	—	24,588	—	24,588
Vehicle inventory	—	317,916	—	317,916	—	311,321	—	311,321
LHFS	—	—	44,021	44,021	—	—	140,655	140,655
Auto loans impaired due to bankruptcy	—	150,995	—	150,995	—	154,684	—	154,684

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

The Company had LHFS portfolios of $44.0 million and $140.7 million at June 30, 2024 and December 31, 2023, respectively, that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Operations Location	2024	2023	2024	2023
Impaired LHFI	Credit loss expense / (benefit)	$980	$15,568	$(2,526)	$12,318
Foreclosed assets	Miscellaneous income, net (1)	(18)	—	(3,983)	(8)
LHFS	Credit loss expense / (benefit)	—	(3,614)	—	(3,614)
LHFS	Miscellaneous income, net (1)	(898)	(2,461)	(898)	(6,230)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	3,780	1,656	15,737	(1,714)
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at June 30, 2024 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial Interest in Structured LLC	$1,120,639	DCF	Discount rate (1)	10.67%
			Loss severity rate	0.00% -100.00%
			Extension of Loan	0 to 60 months
MSRs	$96,298	DCF	CPR (2)	0.00% - 100.00% (6.98%)
			Discount rate (1)	9.81%
(1)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(2)     Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(3) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2023 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
MSRs	$94,266	DCF	CPR (2)	0.00% - 100.00% (7.53%)
			Discount rate (1)	9.81%
(1), (2), (3) - See corresponding footnotes to the June 30, 2024 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	June 30, 2024					December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$12,821,823	$12,821,823	$12,821,823	$—	$—	$13,118,428	$13,118,428	$13,118,428	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	10,819,270	10,816,484	—	10,816,484	—	10,238,714	10,234,487	—	10,234,487	—
Investments in debt securities AFS	6,978,007	6,978,007	220,962	5,636,406	1,120,639	7,039,537	7,039,537	25,409	7,014,128	—
Investments in debt securities HTM	9,293,621	7,666,050	—	7,666,050	—	9,039,704	7,562,523	—	7,562,523	—
Trading securities and other investments (2)	10,852,144	10,852,144	2,300,023	8,544,225	7,896	7,967,875	7,967,874	1,637,908	6,329,030	936
LHFI, net	85,615,723	87,652,536	—	153,216	87,499,320	86,115,156	89,544,115	—	230,443	89,313,672
LHFS	403,808	403,808	—	359,787	44,021	160,118	160,119	—	19,464	140,655
Restricted cash	5,293,868	5,293,868	5,293,868	—	—	5,549,701	5,549,701	5,549,701	—	—
MSRs	96,298	96,298	—	—	96,298	94,266	94,266	—	—	94,266
Derivatives	1,110,727	1,110,727	677	1,110,010	40	1,090,194	1,090,194	4,807	1,085,333	54

Financial liabilities:
Deposits (1)	21,024,849	21,107,837	—	21,107,837	—	19,947,868	20,040,000	—	20,040,000	—
Federal funds purchased and securities loaned or sold under repurchase agreements	19,470,646	19,469,152	—	19,469,152	—	16,290,786	16,289,980	—	16,289,980	—
Trading liabilities	2,953,550	2,953,550	2,679,426	274,124	—	2,699,500	2,699,500	2,371,823	327,293	384
Borrowings and other debt obligations	43,547,301	43,794,495	—	37,561,187	6,233,308	44,144,051	44,107,856	—	36,998,432	7,109,424
Derivatives	1,266,628	1,266,628	194	1,266,248	186	1,472,683	1,472,683	5,914	1,466,119	650
(1) This line item excludes deposit liabilities with no defined or contractual maturities.
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At June 30, 2024, the fair value of the underlying collateral was $68.0 billion before netting of $48.4 billion, all of which was sold or re-pledged.

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

LHFS

At June 30, 2024 and December 31, 2023, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair market value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2024			December 31, 2023
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$359,787	$355,239	$4,548	$19,464	$19,389	$75
RICs HFI	$11,373	$11,373	$—	$13,888	$13,888	$—
Nonaccrual loans	138	138	—	74	74	—
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	350,188	350,000	188	$2,112,292	$2,111,293	$999
Federal funds purchased and securities loaned or sold under repurchase agreements	101,881	101,887	(6)	595,414	595,142	272
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $44.0 million and $140.7 million of LHFS at June 30, 2024 and December 31, 2023, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Non-interest income:
Consumer and commercial fees	$95,862	$88,503	$180,079	$178,831
Lease income	559,284	620,582	1,152,730	1,249,006
Capital market revenue	98,303	76,804	214,274	113,886
Miscellaneous income, net
Mortgage banking income, net	19,547	4,656	33,297	8,840
BOLI	15,269	14,527	33,463	30,096
Net gain on sale of operating leases	21,594	19,991	44,353	42,374
Asset and wealth management fees	66,506	62,188	147,109	123,321
(Loss) / gain on non-mortgage loans	(1,225)	(425)	(1,966)	(5,125)
Other miscellaneous income / (loss), net	56,668	(8,020)	1,034	883
Net gain / (loss) on sale of investment securities	64,021	34,547	129,187	71,507
Total non-interest income	$995,829	$913,353	$1,933,560	$1,813,619
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$31,248	$32,275	$62,295	$63,970
Commission and trailer fees (2)	63,307	56,874	140,369	114,500
Interchange income, net (2)	20,687	16,999	39,802	34,524
Underwriting service fees (2)	63,243	41,516	136,736	69,477
Asset and wealth management fees (2)	75,757	30,510	123,579	60,615
Other revenue from contracts with customers (2)	2,629	4,975	4,751	16,923
Total in-scope of revenue from contracts with customers	256,871	183,149	507,532	360,009
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	45,617	39,344	80,569	80,970
Lease income	559,284	620,582	1,152,730	1,249,006
Other miscellaneous income, net (3)	70,036	35,731	63,542	52,127
Net gain / (loss) on sale of investment securities	64,021	34,547	129,187	71,507
Total out-of-scope of revenue from contracts with customers	738,958	730,204	1,426,028	1,453,610
Total non-interest income	$995,829	$913,353	$1,933,560	$1,813,619
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Other expenses:
Amortization of intangibles	$9,543	$9,867	$19,125	$20,313
Deposit insurance premiums and other expenses	23,152	23,842	39,756	42,598
Other administrative and miscellaneous expenses	118,867	105,291	231,224	197,067
Total Other expenses	$151,562	$139,000	$290,105	$259,978

NOTE 15.INCOME TAXES

Income tax benefit of $49.8 million and $42.1 million was recorded for the three months and six months ended June 30, 2024, respectively, compared to expense of $64.6 million and $92.8 million for the corresponding periods in 2023. This resulted in an ETR of (13.7)% and (5.9)% for the three months and six months ended June 30, 2024, respectively, compared to 10.1% and 9.6% for the corresponding periods in 2023.

The ETR for the three months ended March 31, 2024 was 2.2%, compared to the ETR for the three months ended June 30, 2024 was (13.7)% and for the six months ended June 30, 2024 was (5.9)%. The quarter over quarter change is primarily the result of a decrease in the annual forecasted pre tax income during the second quarter of 2024.

The ETR for the three months ended June 30, 2024 and six months ended June 30, 2024 periods when compared to the ETR of the same periods in 2023, was directly impacted by an increased level of forecasted electric vehicle tax credits expected to be generated in 2024.

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

The Company had a net deferred tax asset balance of $290.4 million at June 30, 2024 (consisting of a federal deferred tax asset balance of $50.0 million and a state deferred tax asset balance of $240.4 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a state deferred tax asset balance of $234.3 million and a federal deferred tax liability balance of $84.2 million). The $140.3 million change in net deferred tax asset for the period ended June 30, 2024 was primarily due to a decrease in the deferred tax liability related to leasing transactions and an increase in the allowance for loan loss deferred tax asset.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2024	December 31, 2023
	(in thousands)
Commitments to extend credit	$24,757,628	$25,239,691
Letters of credit	1,046,345	1,168,681
Recourse exposure on sold loans	17,895	18,546
Total commitments	$25,821,868	$26,426,918

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

Included within the reported balances for commitments to extend credit at June 30, 2024 and December 31, 2023 were $3.2 billion and $3.1 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2024 was 10.6 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2024 was $1.0 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at June 30, 2024. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2024 and December 31, 2023, the liability related to unfunded lending commitments was $53.1 million and $60.8 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	June 30, 2024	December 31, 2023
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$9,137	$10,302

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of June 30, 2024, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

In November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2024 and December 31, 2023 not subject to a market price check was zero.

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

As of June 30, 2024 and December 31, 2023, the Company accrued aggregate legal and regulatory liabilities of approximately $15.6 million and $12.4 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $38.0 million as of June 30, 2024 and $14.6 million as of December 31, 2023. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former guaranteed auto protection products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. SC's appeal is fully briefed.

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

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. Trial is currently scheduled for September 16-20, 2024 in Delaware Chancery Court..

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

NOTE 17.RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducts business with Santander and its subsidiaries. Santander policy requires that these transactions occur at prevailing market rates and terms, and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) the Bank to other Santander affiliates are legally required to be secured by eligible collateral. The following disclosures below are the more significant related party transactions entered into:

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

As of June 30, 2024, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the six months ended June 30, 2024, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $250.0 million. In addition, during the six months ended June 30, 2024, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $88.6 million.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $192.3 million and $141.8 million as of June 30, 2024 and December 31, 2023, respectively.

Repurchase Agreements and Securities Trading

During the three months and six months ended June 30, 2024, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements, which do not eliminate in consolidation, was $455.9 million at June 30, 2024. During the three months and six months ended June 30, 2024, the amount of income / expense related to this activity was negligible to the overall results of the Company and Santander.

Other Related Party Transactions

In the second quarter, the Company sold Services and Promotions Delaware Corp., a wholly-owned consolidated subsidiary, to a subsidiary of Santander. Refer to Note 1 of the Condensed Consolidated Financial Statements for additional information.

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

Results of Segments

The following tables present certain information regarding the Company’s segments:

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$923,255	$376,110	$91,389	$126,884	$26,125	$53,640	$(194,179)	$1,403,224
Non-interest income	604,434	69,260	17,678	27,101	184,605	76,012	16,739	995,829
Credit loss expense / (benefit)	447,990	31,007	(20,712)	32,700	(9,357)	—	(396)	481,232
Total expenses	755,486	353,167	54,798	36,304	209,420	63,289	80,564	1,553,028
Income/(loss) before income taxes	324,213	61,196	74,981	84,981	10,667	66,363	(257,608)	364,793
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$908,011	$411,838	$80,121	$112,936	$61,845	$73,637	$(157,116)	$1,491,272
Non-interest income	650,238	63,733	16,817	12,651	88,058	62,852	19,004	913,353
Credit loss expense / (benefit)	95,850	97,712	(7,150)	25,683	(3,011)	—	(234)	208,850
Total expenses	825,405	364,795	62,507	34,728	118,337	67,499	83,843	1,557,114
Income/(loss) before income taxes	636,994	13,064	41,581	65,176	34,577	68,990	(221,721)	638,661
(1) Refer to corresponding notes above.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$1,808,876	$753,924	$177,791	$251,075	$53,036	$114,324	$(378,295)	$2,780,731
Non-interest income	1,175,591	130,608	31,748	36,054	349,455	159,743	50,361	1,933,560
Credit loss expense / (benefit)	827,642	83,041	(42,106)	41,437	(22,100)	—	(1,685)	886,229
Total expenses	1,562,788	706,171	107,784	68,670	404,899	130,158	131,838	3,112,308
Income/(loss) before income taxes	594,037	95,320	143,861	177,022	19,692	143,909	(458,087)	715,754
Total assets	62,772,505	11,407,704	3,986,282	23,809,509	29,268,574	7,454,963	29,011,421	167,710,958
(1) Refer to corresponding notes above.

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$1,828,283	$812,083	$163,063	$218,067	$121,633	$143,657	$(285,122)	$3,001,664
Total non-interest income	1,300,920	129,708	27,746	17,648	177,793	120,507	39,297	1,813,619
Credit loss expense / (benefit)	513,615	206,807	(5,056)	56,066	(14,133)	—	(6,048)	751,251
Total expenses	1,650,131	733,143	121,530	66,508	238,476	136,021	154,478	3,100,287
Income/(loss) before income taxes	965,457	1,841	74,335	113,141	75,083	128,143	(394,255)	963,745
Total assets	62,561,204	13,150,873	5,456,824	22,339,705	29,510,739	7,671,458	30,130,893	170,821,696
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

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.1 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively As of June 30, 2024, SBNA serviced approximately $8.8 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at June 30, 2024 was 4.1% compared to 3.8% at March 31, 2024 and 3.6% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

June 30, 2024
Dow Jones Industrial Average	3.8%
S&P 500	18.1%
NASDAQ Composite	18.1%

At its June 2024 meeting, the FOMC maintained the federal funds rate target range of 5.25% - 5.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at June 30, 2024 was 4.34%, up from 3.87% at December 31, 2023.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim based index, decreased from 204 at December 31, 2023 to 196.1 at June 30, 2024.

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

The failure of several large U.S. banking institutions in early 2023 has led to increased market uncertainty. The Company was not materially impacted by these events; however, changing market conditions are considered a significant risk factor to the Company. These factors have increased competition and pricing on customer deposits over the short and medium term, and heightened market and regulatory focus and reform on liquidity, capital, and interest rate risk. As a result, the FDIC published a proposed rule, which was finalized on November 16, 2023, to charge certain banks a special assessment to recover the costs associated with protecting uninsured depositors following the bank closures during 2023. Based on the initial final rule, SBNA would be required to pay a total of $61.5 million over the course of eight consecutive quarters beginning with the first quarter 2024 assessment period. SBNA accrued for the full amount of the special assessment during the fourth quarter of 2023. In the first quarter of 2024, the FDIC communicated that it would increase the assessment for all banks, which was reported in its June 2024 special assessment invoice. During the second quarter of 2024, SBNA recorded an additional $10.7 million to be paid over the course of two additional quarters. Refer to the “Regulatory Matters” section of the MD&A for further details. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, and increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of June 30, 2024, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2024, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of June 30, 2024, SHUSA's SCB CET1 minimum requirement was 7.0%. SHUSA’s SCB CET1 minimum requirement is expected to increase to 8.0% as of October 1, 2024.

On July 27, 2023, the federal banking agencies issued a capital proposal that would make significant changes to the regulatory capital rules applicable to large banking organizations (including SHUSA and SBNA) and banking organizations with significant trading activity. This proposal would implement the final elements of the Basel III capital framework and make other changes to the regulatory capital rules in response to recent bank failures. The capital proposal would establish the expanded risk-based approach for calculating RWAs that would apply to large banking organizations. The expanded risk-based approach would include a new more risk-sensitive standardized approach for measuring credit risk and operational risk. It would also include new standardized approaches for measuring market risk and credit valuation adjustment risk but would allow the use of internal models for market risk in certain circumstances with regulatory approval. Under the capital proposal, a large banking organization would be required to calculate its risk-based capital ratios under both the expanded risk-based approach and the current standardized approach and would use the lower of the two. All capital buffer requirements, including the SCB requirement, would apply regardless of whether the expanded risk-based approach or the existing standardized approach produces the lower ratio.

The total RWA calculation used in the expanded risk-based approach would be phased in over a three-year period starting on July 1, 2025. The requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period starting on July 1, 2025. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule, which is expected to be on or about July 1, 2025. On October 20, 2023, the federal banking agencies announced that they extended the comment period on the capital proposal from November 30, 2023 until January 16, 2024. In addition to pushing back the comment deadline, the Federal Reserve indicated it would begin collecting data to gather more information from the banks affected by the proposal. That data collection also ended on January 16, 2024. The proposed rules and their impact on SHUSA are under review.

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

On June 20, 2024, the FDIC issued a final rule, that will take effect on October 1, 2024, which revises the IDI resolution planning requirements. The final rule requires IDIs with assets of $100 billion or more, including SBNA, to submit a full resolution plan every three years, with interim supplements filed in the off-years.

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

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. The final rule was issued on November 16, 2023. Under the final rule, the FDIC would collect a special assessment from IDIs at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. In June of 2024 the FDIC added an additional assessment to be collected at a quarterly rate of approximately 2.34 basis points over an additional two quarters, resulting in an additional accrual of $10.7 million that was recorded during the second quarter of 2024. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

assessment is a tax-deductible operating expense for IDIs, and the effect on income of the entire amount of the special assessment will occur in one quarter for the IDIs subject to the assessment. The total impact of the special assessment is $72.1 million.

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

SHUSA is integrating SanCap's market risk exposures into SHUSA’s U.S. market risk rule program, which is a primary driver of the decline in market risk RWAs during the quarter.

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

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which governs transactions between SBNA and affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended June 30, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$11,678,972	$209,085	7.16%	$10,858,917	$198,785	7.32%	$10,300	$14,495	$(4,195)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	62,867,307	844,136	5.37%	59,216,122	694,244	4.69%	149,892	44,728	105,164
Federal funds sold and securities purchased under resale or similar agreements, netting	(51,947,016)			(42,661,416)
Federal funds sold and securities purchased under resale or similar agreements, net	10,920,291			16,554,706
AFS	6,987,741	96,780	5.54%	6,668,476	66,925	4.01%	29,855	3,329	26,526
HTM	8,969,007	45,965	2.05%	9,363,935	46,288	1.98%	(323)	(1,997)	1,674
Trading securities	11,606,214	134,579	4.64%	9,194,861	103,096	4.48%	31,483	27,708	3,775
Other investments	1,337,949	12,241	3.66%	1,360,235	9,719	2.86%	2,522	(157)	2,679
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$51,500,174	$1,342,786	10.43%	$54,001,130	$1,119,057	8.29%	$223,729	$(48,907)	$272,636
LOANS (4):
C&I	11,256,677	121,083	4.30%	15,335,772	138,259	3.61%	(17,176)	(61,037)	43,861
CRE	9,039,017	172,025	7.61%	8,397,908	155,207	7.39%	16,818	12,099	4,719
Other commercial loans	7,683,661	101,939	5.31%	7,420,004	84,347	4.55%	17,592	3,086	14,506
Multifamily	10,186,351	124,094	4.87%	10,779,008	130,360	4.84%	(6,266)	(7,062)	796
Total commercial loans	38,165,706	519,141	5.44%	41,932,692	508,173	4.85%	10,968	(52,914)	63,882
Consumer loans:
Residential mortgages	4,676,834	41,560	3.55%	5,072,266	44,303	3.49%	(2,743)	(3,519)	776
Home equity loans and lines of credit	2,301,129	45,369	7.89%	2,760,133	51,198	7.42%	(5,829)	(9,415)	3,586
Total consumer loans secured by real estate	6,977,963	86,929	4.98%	7,832,399	95,501	4.88%	(8,572)	(12,934)	4,362
RICs and auto loans	44,256,948	1,452,189	13.13%	44,338,266	1,318,092	11.89%	134,097	(2,400)	136,497
Personal unsecured	3,709,475	103,236	11.13%	4,624,716	129,791	11.23%	(26,555)	(25,410)	(1,145)
Other consumer	49,418	754	6.10%	78,914	1,308	6.63%	(554)	(456)	(98)
Total consumer	54,993,804	1,643,108	11.95%	56,874,295	1,544,692	10.86%	98,416	(41,200)	139,616
Total loans	93,159,510	2,162,249	9.28%	98,806,987	2,052,865	8.31%	109,384	(94,114)	203,498
TOTAL EARNING ASSETS	144,659,684	3,505,035	9.69%	152,808,117	3,171,922	8.30%	333,113	(143,021)	476,134
Non-interest bearing assets (5)	24,490,953			26,314,340
TOTAL ASSETS	$169,150,637			$179,122,457
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,686,043	$47,744	1.51%	$12,865,796	$35,085	1.09%	$12,659	$(476)	$13,135
Savings	4,093,640	1,961	0.19%	5,071,286	1,735	0.14%	226	(265)	491
Money market	24,679,902	209,143	3.39%	26,569,731	152,420	2.29%	56,723	(9,858)	66,581
CDs	20,400,244	260,169	5.10%	16,135,937	168,179	4.17%	91,990	49,886	42,104
TOTAL INTEREST-BEARING DEPOSITS	61,859,829	519,017	3.36%	60,642,750	357,419	2.36%	161,598	39,287	122,311
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	71,668,738	965,341	5.39%	61,473,251	766,698	4.99%	198,643	133,925	64,718
Federal funds purchased and securities sold under agreements to repurchase, netting	(51,947,016)			(39,030,391)
Federal funds purchased and securities sold under agreements to repurchase, net	19,721,722			22,442,860
Trading liabilities	3,686,375	44,756	4.86%	3,797,412	37,835	3.99%	6,921	(1,072)	7,993
FHLB advances	3,628,583	44,986	4.96%	9,179,198	115,144	5.02%	(70,158)	(68,797)	(1,361)
Other borrowings	39,644,556	527,711	5.32%	37,654,888	403,554	4.29%	124,157	22,398	101,759
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	66,681,236	1,582,794	9.49%	73,074,358	1,323,231	7.24%	259,563	86,454	173,109
TOTAL INTEREST-BEARING FUNDING LIABILITIES	128,541,065	2,101,811	6.54%	133,717,108	1,680,650	5.03%	421,161	(62,332)	483,493
Non-interest bearing liabilities (6)	22,227,716			26,935,148
TOTAL LIABILITIES	150,768,781			160,652,256
Mezzanine equity	2,000,000			675,824
STOCKHOLDER’S EQUITY	16,381,856			17,794,377
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,150,637			$179,122,457
NET INTEREST SPREAD (7)			3.15%			3.27%
NET INTEREST MARGIN (8)			3.88%			3.90%
NET INTEREST INCOME		$1,403,224			$1,491,272

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$11,923,995	$426,138	7.15%	$9,843,336	$353,150	7.18%	$72,988	$74,462	$(1,474)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	55,190,470	1,481,848	5.37%	53,390,627	1,216,634	4.56%	265,214	42,302	222,912
Federal funds sold and securities purchased under resale or similar agreements, netting	(44,504,439)			(37,294,495)
Federal funds sold and securities purchased under resale or similar agreements, net	10,686,031			16,096,132
AFS	7,020,576	194,672	5.55%	6,804,581	132,996	3.91%	61,676	4,342	57,334
HTM	8,974,901	90,793	2.02%	9,426,221	93,545	1.98%	(2,752)	(4,761)	2,009
Trading securities	11,302,851	263,271	4.66%	8,129,904	175,558	4.32%	87,713	72,995	14,718
Other investments	1,331,162	24,932	3.75%	1,273,954	17,971	2.82%	6,961	834	6,127
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$51,239,516	$2,481,654	9.69%	$51,574,128	$1,989,854	7.72%	$491,800	$190,174	$301,626
LOANS (4):
C&I	11,587,387	227,847	3.93%	15,574,419	275,657	3.54%	(47,810)	(83,930)	36,120
CRE	8,990,356	341,890	7.61%	8,305,391	295,687	7.12%	46,203	25,185	21,018
Other commercial loans	7,609,508	201,374	5.29%	7,484,816	167,095	4.46%	34,279	2,818	31,461
Multifamily	10,286,540	251,079	4.88%	10,431,564	243,181	4.66%	7,898	(3,297)	11,195
Total commercial loans	38,473,791	1,022,190	5.31%	41,796,190	981,620	4.70%	40,570	(59,224)	99,794
Consumer loans:
Residential mortgages	4,723,666	83,323	3.53%	5,117,801	88,856	3.47%	(5,533)	(7,135)	1,602
Home equity loans and lines of credit	2,346,243	92,598	7.89%	2,841,514	101,061	7.11%	(8,463)	(22,837)	14,374
Total consumer loans secured by real estate	7,069,909	175,921	4.98%	7,959,315	189,917	4.77%	(13,996)	(29,972)	15,976
RICs and auto loans	44,162,671	2,862,405	12.96%	44,439,689	2,615,155	11.77%	247,250	(16,244)	263,494
Personal unsecured	3,811,570	215,141	11.29%	4,392,050	245,823	11.19%	(30,682)	(32,578)	1,896
Other consumer	52,866	1,610	6.09%	83,454	1,700	4.07%	(90)	254	(344)
Total consumer	55,097,016	3,255,077	11.82%	56,874,508	3,052,595	10.73%	202,482	(78,540)	281,022
Total loans	93,570,807	4,277,267	9.14%	98,670,698	4,034,215	8.18%	243,052	(137,764)	380,816
TOTAL EARNING ASSETS	144,810,323	6,758,921	9.33%	150,244,826	6,024,069	8.02%	734,852	52,410	682,442
Non-interest bearing assets (5)	24,326,486			26,402,351
TOTAL ASSETS	$169,136,809			$176,647,177
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,382,606	$93,169	1.50%	$12,768,442	$58,736	0.92%	$34,433	$(1,732)	$36,165
Savings	4,177,289	4,399	0.21%	5,122,010	2,666	0.10%	1,733	(349)	2,082
Money market	25,080,675	412,774	3.29%	27,355,117	279,862	2.05%	132,912	(21,186)	154,098
CDs	20,169,789	507,595	5.03%	15,406,015	304,993	3.96%	202,602	108,129	94,473
TOTAL INTEREST-BEARING DEPOSITS	61,810,359	1,017,937	3.29%	60,651,584	646,257	2.13%	371,680	84,862	286,818
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	64,094,127	1,729,182	5.40%	55,913,571	1,336,974	4.78%	392,208	207,909	184,299
Federal funds purchased and securities sold under agreements to repurchase, netting	(44,504,439)			(34,758,840)
Federal funds purchased and securities sold under agreements to repurchase, net	19,589,688			21,154,731
Trading liabilities	3,560,346	83,835	4.71%	3,534,476	69,691	3.94%	14,144	511	13,633
FHLB advances	4,294,801	107,425	5.00%	7,250,232	180,565	4.98%	(73,140)	(73,871)	731
Other borrowings	39,445,608	1,039,811	5.27%	38,247,337	788,918	4.13%	250,893	25,566	225,327
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	66,890,443	2,960,253	8.85%	70,186,776	2,376,148	6.77%	584,105	160,115	423,990
TOTAL INTEREST-BEARING FUNDING LIABILITIES	128,700,802	3,978,190	6.18%	130,838,360	3,022,405	4.62%	955,785	244,977	710,808
Non-interest-bearing liabilities (6)	22,633,400			27,428,073
TOTAL LIABILITIES	151,334,202			158,266,433
Mezzanine equity	2,000,000			587,875
STOCKHOLDER’S EQUITY	15,802,607			17,792,869
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,136,809			$176,647,177
NET INTEREST SPREAD (7)			3.15%			3.40%
NET INTEREST MARGIN (8)			3.84%			4.00%
NET INTEREST INCOME		$2,780,731			$3,001,664
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
.

NET INTEREST INCOME

Net interest income decreased $88.0 million and decreased $220.9 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $109.4 million and increased $243.1 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an decrease in average loan volume of $94.1 million and an increase in average rates of $203.5 million. The six-month period change is attributable to an decrease in average loan volume of $137.8 million and an increase in average rates of $380.8 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increases are also attributable to interest rate increases.
•Interest income on interest-earning deposits increased $10.3 million and increased $73.0 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average interest-bearing deposits volume of $14.5 million and an decrease in average rates of $4.2 million. The six month period change is attributable to an increase in average interest-bearing deposits volume of $74.5 million and an decrease in average rates of $1.5 million.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $149.9 million and increased $265.2 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to a increase in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $44.7 million and an increase in average rates of $105.2 million. The six month period change is attributable to an increase in average rates of $222.9 million.
•Interest income on investment securities increased $63.5 million and increased $153.6 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average investment securities volume of $28.9 million and an increase in average rates of $34.7 million. The six month period change is attributable to an increase in average investment securities volume of $73.4 million and an increase in average rates of $80.2 million. These changes are primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $161.6 million and increased $371.7 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributed to an increase in average interest-bearing deposit volume of $39.3 million and an increase in average rates of $122.3 million. The six month period change is attributable to an increase in average interest-bearing deposit volume of $84.9 million and an increase in average rates of $286.8 million. The increase in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $259.6 million and increased $584.1 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to a increase in average Securities Financing Activities and borrowed funds volume of $86.5 million and an increase in average rates of $173.1 million. The six month period change is attributable to an increase in average Securities Financing Activities and borrowed funds volume of $160.1 million and an increase in average rates of $424.0 million. Both changes were mostly attributable to an increase in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $481.2 million and $886.2 million for the three months and six months ended June 30, 2024, compared to a credit loss expense of $208.9 million and $751.3 million for the corresponding periods in 2023. The credit loss expense during the three months and six months ended June 30, 2024 was mainly due to RICs and personal unsecured loans charge-offs, partially offset by the decrease in ACL driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in personal unsecured loans.

Credit loss expense on commercial loans decreased $1.9 million and decreased $39.3 million for the three months and six months ended June 30, 2024, compared to the corresponding periods in 2023, primarily driven by improved macroeconomic scenarios, pay-offs and charge-offs, partially offset by rating downgrades in the Multifamily portfolio.

Credit loss expense on consumer loans increased $278.4 million and increased $182.1 million for the three months and six months ended June 30, 2024, compared to the corresponding periods in 2023, primarily driven by reserves build up during the second quarter of 2024. The increase for the six months ended June 30, 2024 was offset by the release of approximately $96.0 million of reserves related to the sale of approximately $1.1 billion of gross RICs during the first quarter of 2024. Net charge-offs on the consumer loan portfolios increased $114.0 million and increased $246.9 million for the three months and six months ended June 30, 2024, compared to the corresponding periods in 2023, as current year activity reflects normalization in credit performance post pandemic. In addition, there has been an increase in net charge-offs in the personal unsecured loan portfolio because of high borrowing costs and persistent inflation.

The credit loss expense on unfunded credit losses for the three months and six months ended June 30, 2024 decreased $4.1 million and decreased $7.8 million compared to the corresponding periods in 2023.

NON-INTEREST INCOME

	Three months ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$78,524	$57,156	$133,010	$109,221	$21,368	37.4%	$23,789	21.8%
Commercial fees	17,338	31,347	47,069	69,610	(14,009)	(44.7)%	(22,541)	(32.4)%
Lease income	559,284	620,582	1,152,730	1,249,006	(61,298)	(9.9)%	(96,276)	(7.7)%
Capital market revenue	98,303	76,804	214,274	113,886	21,499	28.0%	100,388	88.1%
Miscellaneous income, net	178,359	92,917	257,290	200,389	85,442	92.0%	56,901	28.4%
Net gains recognized in earnings	64,021	34,547	129,187	71,507	29,474	85.3%	57,680	80.7%
Total non-interest income	$995,829	$913,353	$1,933,560	$1,813,619	$82,476	9.0%	$119,941	6.6%

Total non-interest income increased $82.5 million and $119.9 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023. These changes were primarily comprised of:

•Lease income decreased $61.3 million and $96.3 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023, primarily due to less active leased vehicle units.
•Capital market revenue increased $21.5 million and $100.4 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023, primarily due to an increase in investment banking fee income and trading derivatives gains.
•Miscellaneous income, net increased $85.4 million and $56.9 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023, discussed further below.
•Net gains recognized in earnings increased $29.5 million and $57.7 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023, primarily due to an increase from trading securities gains during 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three months ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$19,547	$4,656	$33,297	$8,840	$14,891	319.8%	$24,457	276.7%
BOLI	15,269	14,527	33,463	30,096	742	5.1%	3,367	11.2%
Net gain on sale of operating leases	21,594	19,991	44,353	42,374	1,603	8.0%	1,979	4.7%
Asset and wealth management fees	66,506	62,188	147,109	123,321	4,318	6.9%	23,788	19.3%
Gain/(Loss) on sale of non-mortgage loans	(1,225)	(425)	(1,966)	(5,125)	(800)	(188.2)%	3,159	61.6%
Other miscellaneous income / (loss), net	56,668	(8,020)	1,034	883	64,688	806.6%	151	17.1%
Total miscellaneous income	$178,359	$92,917	$257,290	$200,389	$85,442	92.0%	$56,901	28.4%

Miscellaneous income increased $85.4 million and $56.9 million for the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023. These changes were primarily comprised of:

•An increase in Mortgage banking income, net, led by servicing fees on multi-family portfolio.
•An increase in Other miscellaneous income / (loss), net driven by management fees income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended June 30,		Six months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$533,723	$499,398	$1,067,503	$991,149	$34,325	6.9%	$76,354	7.7%
Occupancy and equipment expenses	159,279	174,878	316,829	344,618	(15,599)	(8.9)%	(27,789)	(8.1)%
Technology, outside services, and marketing expense	194,589	169,729	378,899	339,022	24,860	14.6%	39,877	11.8%
Loan expense	83,960	85,247	167,535	189,691	(1,287)	(1.5)%	(22,156)	(11.7)%
Lease expense	429,915	488,862	891,437	975,829	(58,947)	(12.1)%	(84,392)	(8.6)%
Other expenses	151,562	139,000	290,105	259,978	12,562	9.0%	30,127	11.6%
Total general, administrative and other expenses	$1,553,028	$1,557,114	$3,112,308	$3,100,287	$(4,086)	(0.3)%	$12,021	0.4%
Total general, administrative and other expenses decreased $4.1 million and increased $12.0 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The most significant contributing factors to these changes were as follows:

•Technology, outside services, and marketing expense increased $24.9 million and $39.9 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023, due to increasing technology costs related to continued banking system build outs.
•Loan expense decreased $1.3 million and $22.2 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023, due to lower origination costs.
•Lease expense decreased $58.9 million and $84.4 million for the three months and six months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

Income tax benefit of $49.8 million and $42.1 million was recorded for the three months and six months ended June 30, 2024, respectively, compared to expense of $64.6 million and $92.8 million for the corresponding periods in 2023. This resulted in an ETR of (13.7)% and (5.9)% for the three months and six months ended June 30, 2024, respectively, compared to 10.1% and 9.6% for the corresponding periods in 2023.

The ETR for the three months ended March 31, 2024 was 2.2%, compared to the ETR for the three months ended June 30, 2024 was (13.7)% and for the six months ended June 30, 2024 was (5.9)%. The quarter over quarter change is primarily the result of a decrease in the annual forecasted pre tax income during the second quarter of 2024.

The ETR for the three months ended June 30, 2024 and six months ended June 30, 2024 periods when compared to the ETR of the same periods in 2023, was directly impacted by an increased level of forecasted electric vehicle tax credits expected to be generated in 2024.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	June 30, 2024			June 30, 2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$923,255	$376,110	$1,299,365	$908,011	$411,838	$1,319,849	$(20,484)	(1.6)%
Total non-interest income	604,434	69,260	$673,694	650,238	63,733	$713,971	$(40,277)	(5.6)%
Credit loss expense	447,990	31,007	$478,997	95,850	97,712	$193,562	$285,435	147.5%
Total expenses	755,486	353,167	$1,108,653	825,405	364,795	$1,190,200	$(81,547)	(6.9)%
Income/(loss) before income taxes	324,213	61,196	$385,409	636,994	13,064	$650,058	$(264,649)	(40.7)%

Six months ended	June 30, 2024			June 30, 2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$1,808,876	$753,924	$2,562,800	$1,828,283	$812,083	$2,640,366	$(77,566)	(2.9)%
Total non-interest income	1,175,591	130,608	$1,306,199	1,300,920	129,708	$1,430,628	$(124,429)	(8.7)%
Credit loss expense	827,642	83,041	$910,683	513,615	206,807	$720,422	$190,261	26.4%
Total expenses	1,562,788	706,171	$2,268,959	1,650,131	733,143	$2,383,274	$(114,315)	(4.8)%
Income/(loss) before income taxes	594,037	95,320	$689,357	965,457	1,841	$967,298	$(277,941)	(28.7)%
Total assets	62,772,505	11,407,704	$74,180,209	62,561,204	13,150,873	$75,712,077	$(1,531,868)	(2.0)%

The Company reported total income before income taxes related to its Consumer activities of $385.4 million and $689.4 million for the three months and six months ended June 30, 2024, respectively, compared to income before income taxes of $650.1 million and $967.3 million for the corresponding periods in 2023. The most significant drivers of these changes were:

•Credit loss expense in Auto increased $352.1 million and increased $314.0 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were driven by higher loan volume and the continued normalization of the net charge-off rate, which was still lower than pre-pandemic levels.
•Credit loss expense for CBB decreased $66.7 million and decreased $123.8 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These changes were primarily driven by lower balances across most consumer portfolios.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	June 30, 2024			June 30, 2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$91,389	$126,884	$218,273	$80,121	$112,936	$193,057	$25,216	13.1%
Total non-interest income	17,678	27,101	$44,779	16,817	12,651	$29,468	$15,311	52.0%
Credit loss expense / (benefit)	(20,712)	32,700	$11,988	(7,150)	25,683	$18,533	$(6,545)	(35.3)%
Total expenses	54,798	36,304	$91,102	62,507	34,728	$97,235	$(6,133)	(6.3)%
Income/(loss) before income taxes	74,981	84,981	$159,962	41,581	65,176	$106,757	$53,205	49.8%

Six months ended	June 30, 2024			June 30, 2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$177,791	$251,075	$428,866	$163,063	$218,067	$381,130	$47,736	12.5%
Total non-interest income	31,748	36,054	$67,802	27,746	17,648	$45,394	$22,408	49.4%
Credit loss expense / (benefit)	(42,106)	41,437	$(669)	(5,056)	56,066	$51,010	$(51,679)	(101.3)%
Total expenses	107,784	68,670	$176,454	121,530	66,508	$188,038	$(11,584)	(6.2)%
Income before income taxes	143,861	177,022	$320,883	74,335	113,141	$187,476	$133,407	71.2%
Total assets	3,986,282	23,809,509	$27,795,791	5,456,824	22,339,705	$27,796,529	$(738)	—%

The Company reported total income before income taxes related to its Commercial activities of $160.0 million and $320.9 million, for the three months and six months ended June 30, 2024, respectively, compared to income before income taxes of $106.8 million and $187.5 million for the corresponding periods in 2023. The most significant drivers of these changes were:

•Net interest income in CRE increased $13.9 million and increased $33.0 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023. The increases were driven by the Beneficial Interest in Structured LLC investment with the FDIC.
•Credit loss expense in C&I decreased $13.6 million and decreased $37.1 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were due reserve releases related to lower C&I loan balances.
•Total assets in C&I at June 30, 2024 decreased $1.5 billion compared to the corresponding date in 2023. The decreases were driven by strategic asset sales and lower loan originations.
•Total assets in CRE at June 30, 2024 increased $1.5 billion compared to the corresponding date in 2023. This increase was primarily driven by the Beneficial Interest in Structured LLC investment with the FDIC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$26,125	$61,845	$53,036	$121,633	$(35,720)	(57.8)%	$(68,597)	(56.4)%
Total non-interest income	184,605	88,058	349,455	177,793	96,547	109.6%	171,662	96.6%
Credit loss expense / (benefit)	(9,357)	(3,011)	(22,100)	(14,133)	(6,346)	(210.8)%	(7,967)	(56.4)%
Total expenses	209,420	118,337	404,899	238,476	91,083	77.0%	166,423	69.8%
Income/(Loss) before income taxes	10,667	34,577	19,692	75,083	(23,910)	(69.2)%	(55,391)	(73.8)%
Total assets	29,268,574	29,510,739	29,268,574	29,510,739	(242,165)	(0.8)%	(242,165)	(0.8)%

CIB reported an income before income taxes of $10.7 million and income before income taxes of $19.7 million for the three months and six months ended June 30, 2024, respectively, compared to an income before income taxes of $34.6 million and income before income taxes of $75.1 million for the corresponding periods in 2023. Factors contributing to these changes were:

•Net interest income decreased $35.7 million and decreased $68.6 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. The year-to-date decrease was due in part to the higher funding costs and decreased loan volumes.
•Total non-interest income increased $96.5 million and increased $171.7 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were due to increased fee income from the CIB build out strategy and gains on trading activity.
•Total expenses increased $91.1 million and increased $166.4 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were due to continued investment costs related to the CIB build out strategy.

Wealth Management

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$53,640	$73,637	$114,324	$143,657	$(19,997)	(27.2)%	$(29,333)	(20.4)%
Total non-interest income	76,012	62,852	159,743	120,507	13,160	20.9%	39,236	32.6%
Total expenses	63,289	67,499	130,158	136,021	(4,210)	(6.2)%	(5,863)	(4.3)%
Income / (Loss) before income taxes	66,363	68,990	143,909	128,143	(2,627)	(3.8)%	15,766	12.3%
Total assets	7,454,963	7,671,458	7,454,963	7,671,458	(216,495)	(2.8)%	(216,495)	(2.8)%

Wealth Management reported income before income taxes of $66.4 million and $143.9 million for the three months and six months ended June 30, 2024, respectively, compared to income before income taxes of $69.0 million and $128.1 million for the corresponding periods in 2023. The primary factor contributing to these changes was:

•Net interest income decreased $20.0 million and decreased $29.3 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These decreases were primarily driven by higher funding costs.
•Total non-interest income increased $13.2 million and increased $39.2 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were primarily driven additional transaction fees on increased security transaction activity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(194,179)	$(157,116)	$(378,295)	$(285,122)	$(37,063)	(23.6)%	$(93,173)	(32.7)%
Total non-interest income	16,739	19,004	50,361	39,297	(2,265)	(11.9)%	11,064	28.2%
Credit loss expense / (benefit)	(396)	(234)	(1,685)	(6,048)	(162)	(69.2)%	4,363	72.1%
Total expenses	80,564	83,843	131,838	154,478	(3,279)	(3.9)%	(22,640)	(14.7)%
Income / (Loss) before income taxes	(257,608)	(221,721)	(458,087)	(394,255)	(35,887)	(16.2)%	(63,832)	(16.2)%
Total assets	29,011,421	30,130,893	29,011,421	30,130,893	(1,119,472)	(3.7)%	(1,119,472)	(3.7)%

The Other category reported losses before income taxes of $257.6 million and $458.1 million for the three months and six months ended June 30, 2024, respectively, compared to losses before income taxes of $221.7 million and $394.3 million for the corresponding periods in 2023. The primary factors contributing to these changes were:

•Net interest income decreased $37.1 million and decreased $93.2 million for the three months and six months ended June 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were mainly due to increased cost of funding from borrowings and brokered deposits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2024		December 31, 2023		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,967,663	9.7%	$8,747,544	9.4%	$220,119	2.5%
C&I	10,577,677	11.5%	11,181,962	12.0%	(604,285)	(5.4)%
Multifamily	10,144,704	11.0%	10,548,905	11.3%	(404,201)	(3.8)%
Other commercial	7,415,546	8.0%	7,476,113	8.0%	(60,567)	(0.8)%
Total commercial loans (1)	37,105,590	40.2%	37,954,524	40.7%	(848,934)	(2.2)%
Consumer loans secured by real estate:
Residential mortgages	4,632,502	5.0%	4,816,218	5.2%	(183,716)	(3.8)%
Home equity loans and lines of credit	2,253,656	2.4%	2,448,454	2.6%	(194,798)	(8.0)%
Total consumer loans secured by real estate	6,886,158	7.4%	7,264,672	7.8%	(378,514)	(5.2)%
Consumer loans not secured by real estate:
RICs and auto loans	44,941,050	48.7%	43,705,359	47.0%	1,235,691	2.8%
Personal unsecured loans	3,354,455	3.6%	4,062,700	4.4%	(708,245)	(17.4)%
Other consumer	46,351	0.1%	59,954	0.1%	(13,603)	(22.7)%
Total consumer loans	55,228,014	59.8%	55,092,685	59.3%	135,329	0.2%
Total LHFI	$92,333,604	100.0%	$93,047,209	100.0%	$(713,605)	(0.8)%
Total LHFI with:
Fixed	$64,934,826	70.3%	$65,960,370	70.9%	$(1,025,544)	(1.6)%
Variable	27,398,778	29.7%	27,086,839	29.1%	311,939	1.2%
Total LHFI	$92,333,604	100.0%	$93,047,209	100.0%	$(713,605)	(0.8)%
(1) As of June 30, 2024, the Company had $365.0 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At June 30, 2024, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$82,590	$211,794	$135,036	$6,851	$436,271
C&I	107,165	645,845	354,707	6,480	1,114,197
Multifamily loans	582,614	4,091,450	2,694,273	—	7,368,337
Other commercial	799,858	2,065,291	1,097,766	—	3,962,915
Total Commercial	$1,572,227	$7,014,380	$4,281,782	$13,331	$12,881,720
Residential mortgages	830	29,656	548,096	3,813,291	4,391,873
Home equity loans and lines of credit	17,744	11,354	45,517	25,232	99,847
RICs and auto loans	573,587	26,238,688	18,128,760	15	44,941,050
Personal unsecured loans	120,451	2,504,947	321,783	—	2,947,181
Other consumer	1,078	37,221	3,785	4,266	46,350
Total Fixed Rates	$2,285,917	$35,836,246	$23,329,723	$3,856,135	$65,308,021
Variable Rates:
CRE loans	$3,249,910	$4,756,509	$425,186	$99,787	$8,531,392
C&I	1,810,881	7,174,223	493,721	28,677	9,507,502
Multifamily loans	711,519	1,406,444	656,806	1,598	2,776,367
Other commercial	3,257,453	195,178	—	—	3,452,631
Total Commercial	$9,029,763	$13,532,354	$1,575,713	$130,062	$24,267,892
Residential mortgages	216	3,849	110,171	486,180	600,416
Home equity loans and lines of credit	745	1,454	512,318	1,639,292	2,153,809
Personal unsecured loans	3,284	161,125	241,130	1,735	407,274
Other consumer	—	—	—	—	—
Total Variable Rates	$9,034,008	$13,698,782	$2,439,332	$2,257,269	$27,429,391
Total	$11,319,925	$49,535,028	$25,769,055	$6,113,404	$92,737,412

Commercial

Commercial loans decreased approximately $848.9 million, or 2.2%, from December 31, 2023 to June 30, 2024. This decrease was primarily attributable to a decrease in C&I loans of $604.3 million and a decrease in Multifamily loans of $404.2 million, partially offset by an increase in CRE loans of $220.1 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $378.5 million from December 31, 2023 to June 30, 2024. This decrease primarily resulted from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans increased $1.2 billion from December 31, 2023 to June 30, 2024. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2024, 59% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.1% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $721.8 million from December 31, 2023 to June 30, 2024. This decrease was primarily attributable to run-off in the Lending Club portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2024, the CRE and multifamily portfolios included the following:

	As of June 30, 2024
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,967,663	46.9%
Multifamily loans (1)	10,144,704	53.1%
Total CRE and multifamily loans	$19,112,367	100.0%
CRE loans by type
Multifamily construction	$3,233,411	16.9%
Office	1,818,101	9.5%
Retail	1,124,356	5.9%
Industrial	1,540,964	8.1%
Other	1,250,831	6.5%
Total	$8,967,663
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 70% of the total CRE and multifamily portfolio and 14.5% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 9.5% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 5.9% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolio, by state at the date indicated was;

	As of June 30, 2024
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$6,072,639	31.8%
New Jersey	2,247,826	11.8%
Texas	1,794,119	9.4%
Massachusetts	1,650,387	8.6%
All other states	7,347,396	38.4%
Total	$19,112,367	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2024	December 31, 2023	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$268,982	$267,537	$1,445	0.5%
C&I	128,665	143,504	(14,839)	(10.3)%
Multifamily	130,982	97,228	33,754	34.7%
Other commercial	7,364	5,621	1,743	31.0%
Total commercial loans	535,993	513,890	22,103	4.3%

Consumer loans secured by real estate:
Residential mortgages	46,996	52,718	(5,722)	(10.9)%
Home equity loans and lines of credit	79,714	86,332	(6,618)	(7.7)%
Consumer loans not secured by real estate:
RICs and auto loans	2,027,094	2,194,509	(167,415)	(7.6)%
Personal unsecured loans	16,451	21,267	(4,816)	(22.6)%
Other consumer	13,657	15,733	(2,076)	(13.2)%
Total consumer loans	2,183,912	2,370,559	(186,647)	(7.9)%
Total non-accrual loans	2,719,905	2,884,449	(164,544)	(5.7)%

OREO	19,615	24,246	(4,631)	(19.1)%
Repossessed vehicles	237,853	265,368	(27,515)	(10.4)%
Other repossessed assets	1,922	1,666	256	15.4%
Total OREO and other repossessed assets	259,390	291,280	(31,890)	(10.9)%
Total non-performing assets	$2,979,295	$3,175,729	$(196,434)	(6.2)%

Past due 90 days or more as to interest or principal and accruing interest	$8,019	$7,947	$72	0.9%
Non-performing assets as a percentage of total assets	1.8%	1.9%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
ACL to total loan outstanding	7.3%	7.5%	7.0%
ACL	$6,770,975	$6,992,815	$6,818,679
Total loans outstanding	92,737,412	93,207,327	97,969,587
NPL to total loans outstanding	2.9%	3.1%	2.2%
NPL	$2,719,905	$2,884,449	$2,169,934
Total loans outstanding	92,737,412	93,207,327	97,969,587
ACL to NPL	248.9%	242.4%	314.2%
ACL	$6,770,975	$6,992,815	$6,818,679
NPL	2,719,905	2,884,449	2,169,934
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.2%	—%
Net charge-offs / (recoveries) during the period (1)	$23,783	$91,924	$15,979
Average amount outstanding	38,473,791	40,904,656	41,796,190
Consumer	2.0%	3.6%	1.5%
Net charge-offs / (recoveries) during the period (1)	$1,084,286	$2,062,520	$837,414
Average amount outstanding	55,097,016	56,837,616	56,874,508
(1) Annualized net loan charge-offs are based on year to date charge-offs.

Commercial net charge-offs during the period to average loans increased from June 30, 2023 to June 30, 2024. The increase in net charge-offs was primarily due to deterioration in the portfolio and other factors such as high interest rates and persistent inflation. Consumer net charge-offs during the period to average loans increased from June 30, 2023 to June 30, 2024. This increase was primarily due to current year activity in RICs reflecting normalization in credit performance post pandemic. In addition, there has been an increase in net charge-offs in personal unsecured loans portfolio because of high borrowing costs and persistent inflation.

Commercial

Commercial NPLs increased $22.1 million from December 31, 2023 to June 30, 2024. Commercial NPLs accounted for 1.4% of commercial LHFI at June 30, 2024. The change in commercial NPLs was primarily comprised of an increase of $33.8 million in the multifamily portfolio, an increase of $1.4 million in the CRE portfolio and a decrease of $14.8 million in the C&I portfolio. Increases in NPLs in these portfolios are primarily driven by higher interest rates, persistent inflation, and the deteriorated macroeconomic outlook.

Consumer Loans Secured by Real Estate

NPLs in the residential mortgage portfolio decreased year-over-year primarily resulting from the Company’s decision to stop the origination of new residential mortgage and home equity loans in the first quarter of 2022. Foreclosures on consumer loans secured by real estate were $58.8 million or 46.4% of non-performing consumer loans secured by real estate at June 30, 2024, compared to $67.1 million, or 48.3%, of consumer loans secured by real estate at December 31, 2023.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $167.4 million from December 31, 2023 to June 30, 2024. Non-performing RICs and auto loans accounted for 4.5% and 5.0% of total RICs and auto loans at June 30, 2024 and December 31, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $4.8 million from December 31, 2023 to June 30, 2024. Non-performing personal unsecured loans accounted for 0.5% and 0.5% of total personal unsecured loans at June 30, 2024 and December 31, 2023, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $164.6 million and $201.2 million at June 30, 2024 and December 31, 2023, respectively. Early stage delinquency consumer loans amounted to $5.3 billion and $5.6 billion at June 30, 2024 and December 31, 2023, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $400.8 million from December 31, 2023 to June 30, 2024. The main driver of this is the decrease in past due auto loans due to seasonal improvement in payment performance.

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

During the three months and six months ended June 30, 2024, the Company provided loan modifications to customers with an amortized cost basis at June 30, 2024 of $522.7 million and $871.3 million, respectively, compared to $356.0 million and $793.9 million for the corresponding periods in 2023. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the three months and six months ended June 30, 2024 compared to the corresponding periods in 2023 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

ACL

The Company's ACL was $6.8 billion at June 30, 2024, a decrease of $221.8 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain RICs and auto loans and lower exposure in personal unsecured loans. The ACL for the consumer segment decreased by $182.0 million, and the ACL for the commercial segment decreased $39.8 million for the period ended June 30, 2024 compared to the period ended December 31, 2023. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $60.8 million at December 31, 2023 to $53.1 million at June 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,390,368	$3,336,467
FNMA and FHLMC securities	1,918,612	2,038,307
Beneficial Interest in Structured LLC	1,120,639	1,122,510
Other securities (1)	548,388	542,253
Total investment securities AFS	6,978,007	7,039,537
Investment securities HTM:
U.S. government agencies	7,651,387	7,625,337
FNMA and FHLMC securities	1,642,234	1,414,367
Total investment securities HTM	9,293,621	9,039,704
Trading securities	10,852,144	7,967,875
Other investments	1,301,096	1,353,278
Total investment portfolio	$28,424,868	$25,400,394
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	June 30, 2024	December 31, 2023	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$220,962	$25,409	$195,553	769.6%
Corporate debt securities	2,094	31,590	(29,496)	(93.4)%
ABS	546,294	510,663	35,631	7.0%
Beneficial Interest in Structured LLC	1,120,639	1,122,510	$(1,871)	(0.2)%
MBS(1):
GNMA - Residential	2,675,366	2,792,844	(117,478)	(4.2)%
GNMA - Commercial	494,040	518,214	(24,174)	(4.7)%
FHLMC and FNMA - Residential	1,830,095	1,949,419	(119,324)	(6.1)%
FHLMC and FNMA - Commercial	88,517	88,888	(371)	(0.4)%
Total investments in debt securities AFS	$6,978,007	$7,039,537	$(61,530)	(0.9)%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The unrealized gain / (loss) position of the AFS investment portfolio

(in thousands)	June 30, 2024	December 31, 2023	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(845,420)	$(886,414)	$40,994	(4.6)%
Total unrealized gain	18,605	61	18,544	30400.0%
Total unrealized gain/(loss) position	$(826,815)	$(886,353)	$59,538	(6.7)%

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2024 was approximately 7.34 years. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2024 was approximately 4.52 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 362 investment securities classified as HTM as of June 30, 2024. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2024:

	June 30, 2024
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,870,404	$1,636,534
FHLMC	2,093,087	1,790,368
GNMA (1)	11,277,471	9,254,970
Total	$15,240,962	$12,681,872
(1) Includes U.S. government agency MBS.

GOODWILL

At June 30, 2024, goodwill totaled $2.8 billion and represented 1.6% of total assets and 17.2% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the second quarter of 2024, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $290.4 million at June 30, 2024 (consisting of a federal deferred tax asset balance of $50.0 million and a state deferred tax asset balance of $240.4 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a state deferred tax asset balance of $234.3 million and a federal deferred tax liability balance of $84.2 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2024 and 2023, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2024 and 2023, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at June 30, 2024:

	SHUSA

	June 30, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.62%	6.50%	4.50%
Tier 1 capital ratio	14.47%	8.00%	6.00%
Total capital ratio	16.59%	10.00%	8.00%
Leverage ratio	9.85%	5.00%	4.00%

	SBNA

	June 30, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	16.42%	6.50%	4.50%
Tier 1 capital ratio	16.42%	8.00%	6.00%
Total capital ratio	17.68%	10.00%	8.00%
Leverage ratio	11.77%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2023, the Company had $6.7 billion of notional in fair value hedges which decreased to $6.3 billion at June 30, 2024. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $76.8 billion and $77.1 billion at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, SBNA had $75.2 billion of U.S.-based deposits, including $3.9 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $27.5 billion and $26.3 billion at June 30, 2024 and December 31, 2023, respectively, and represented approximately 37% and 35% of all U.S. deposits at June 30, 2024 and December 31, 2023, respectively.

SBNA attracts deposits primarily through its retail branch network located within the Mid-Atlantic and Northeastern areas of the United States, located throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware, with one location outside this region in Florida. Many of these deposit customers have more than one bank product including small business loans, middle market, large and global commercial loans, multi-family loans, and auto and other consumer loans. In addition, SBNA obtains deposits through third-party brokerage firms.

The following shows the Company's deposits by business as of June 30, 2024:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$39,136,363	$10,034,900	$3,429,295	$3,100,224	$6,431,578	$62,132,360
Non-interest-bearing demand deposits	8,932,629	3,283,428	92,839	2,336,285	23,644	14,668,825
Total deposits (1)	$48,068,992	$13,318,328	$3,522,134	$5,436,509	$6,455,222	$76,801,185
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the second quarter of 2024, deposits remained stable across our commercial businesses with changes to overall deposit balances being primarily driven by our consumer business and strategic deposits in CIB.

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

During the six months ended June 30, 2024, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions totaling approximately $9.8 billion, including CLNs of:

•securitizations on SC's SDART platform for approximately $4.2 billion
•securitizations on SC's DRIVE platform for approximately $0.9 billion
•lease securitizations on SBNA's SBALT platform for approximately $3.0 billion
•issuance of retained bonds for approximately $0.5 billion
•issuance of CLNs for approximately $0.2 billion
•off-balance sheet securitization on SBNA's SBAT platform for approximately $1.0 billion

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA and its subsidiaries CIB business activities. At June 30, 2024, SHUSA had $4.0 billion in available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	June 30, 2024			March 31, 2024
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$10,236,609			$12,068,490
Liquidity from released government deposit collateral (1)	2,881,548	—	2,881,548	3,231,593	—	3,231,593
Liquidity from unencumbered securities	1,968,218	—	1,968,218	4,577,238	—	4,577,238
FHLB	16,717,010	$2,817,855	13,899,155	13,920,497	4,451,510	9,468,987
FRB:
Discount window	12,339,060	—	12,339,060	12,043,121	—	12,043,121
Total available liquidity			$41,324,590			$41,389,429
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At June 30, 2024, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $25.2 billion. This amount represented 32.8% of total deposits at June 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

	Six months ended June 30,		YTD Change
(in thousands)	2024	2023	Increase/(Decrease)
Net cash flows from operating activities	$(1,021,539)	$(101,865)	$(919,674)
Net cash flows from investing activities	(1,545,570)	(177,425)	(1,368,145)
Net cash flows from financing activities	2,014,671	2,749,725	(735,054)

Cash flows from operating activities

Net cash flow from operating activities decreased by $919.7 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, primarily due to the change in net trading activity, a decrease in net income, and an increase in originations and purchases of LHFS, offset by an increase in proceeds from the sales of and collections on LHFS during the six months ended June 30, 2024.

Cash flows from investing activities

Net cash flow from investing activities decreased by $1.4 billion from the six months ended June 30, 2023 to the six months ended June 30, 2024 primarily driven by the net change in Securities Financing Activities, offset by an increase in proceeds from sales of LHFI and a decrease in purchases of and contributions to equity method and other investments.

Cash flows from financing activities

Net cash flow from financing activities decreased by $735.1 million from the six months ended June 30, 2023 to the six months ended June 30, 2024, primarily driven by the net change in borrowings activity, a decrease in deposits activity, and a decrease in preferred stock offerings, offset by the net change in Securities Financing Activities and lower dividends paid on common stock.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $700.0 million for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of June 30, 2024, there was an outstanding balance of $368.4 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $7.2 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of June 30, 2024, there was an outstanding balance of $3.3 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

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

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of June 30, 2024, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $22.0 billion.

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

At June 30, 2024, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of June 30, 2024, the Company had total contractual cash obligations of $91.7 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $55.2 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $25.8 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $6.9 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of June 30, 2024, the Company had 530,391,043 shares of common stock outstanding.

During the six months ended June 30, 2024, the Company paid dividends of $250.0 million on its common stock and $88.6 million on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2024 and December 31, 2023:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2024	December 31, 2023
Down 200 basis points	(5.53)%	(4.14)%
Down 100 basis points	(2.65)%	(1.94)%
Up 100 basis points	2.58%	1.82%
Up 200 basis points	5.14%	3.63%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2024 and December 31, 2023.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2024	December 31, 2023
Down 200 basis points	6.64%	6.68%
Down 100 basis points	4.05%	4.05%
Up 100 basis points	(4.50)%	(4.49)%
Up 200 basis points	(8.86)%	(8.76)%

As of June 30, 2024, the Company’s profile reflected an increase of MVE of 4.05% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.50% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of June 30, 2024 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds ten blocked accounts for seven customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the six months ended June 30, 2024, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the six months ended June 30, 2024.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the six months ended June 30, 2024 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2024 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	August 01, 2024	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	August 01, 2024	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President