Form 10-Q
period 2024-09-30
Santander Holdings USA, Inc.
filed 2024-11-06
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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
Number of shares of common stock outstanding at October 31, 2024: 530,391,043 shares

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC., AND SUBSIDIARIES

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements about the Company’s expectations, beliefs, plans, predictions, forecasts, objectives, assumptions, or future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words and phrases such as “may,” “could,” “should,” “will,” “would,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “assumes," "goal," "seeks," "can," "predicts," "potential," "projects," "continuing," "ongoing," and similar expressions.

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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: September 30, 2024
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
Broker-Dealers: SanCap and SSLLC	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
C&I: Commercial and Industrial Banking	Federal Reserve: Board of Governors of the Federal Reserve System
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FHLB: Federal Home Loan Bank
CBB: Consumer and Business Banking	FHLMC: Federal Home Loan Mortgage Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FICO®: Fair Isaac Corporation credit scoring model
CD: Certificate of deposit	FNMA: Federal National Mortgage Association
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FOMC: Federal Open Market Committee
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CET1: Common equity Tier 1	FTP: Funds transfer pricing
CEVF: Commercial equipment vehicle financing	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
CFO: Chief Financial Officer	GDP: Gross domestic product
CFTC: Commodity Futures Trading Commission	GNMA: Government National Mortgage Association
CIB: Corporate and Investment Banking	GSIB: Globally systemically important bank
CID: Civil investigative demand	HFI: Held-for-investment
CLTV: Combined loan-to-value	HFS: Held-for-sale
CME: Chicago Mercantile Exchange	HPI: Housing Price Index
Company: Santander Holdings USA, Inc.	HTM: Held-to-maturity
Covered Fund: a hedge fund or a private equity fund	IBOR: Inter-bank offered rate
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	IDI: Insured depository institution
CPR: Constant prepayment rate	IHC: U.S. intermediate holding company
CRA: Community Reinvestment Act	IRS: Internal Revenue Service
CRE: Commercial Real Estate	ISDA: International Swaps and Derivatives Association, Inc.
DCF: Discounted cash flow	IT: Information technology
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LBO: Large banking organizations with assets of $100 billion or more
DIF: Deposit Insurance Fund	LCR: Liquidity coverage ratio
DOJ: Department of Justice	LGD: Loss given default
DPD: Days past due	LHFI: Loans held for investment
DRIVE: Drive Auto Receivables Trust, a securitization platform	LHFS: Loans held for sale
DTI: Debt-to-income	LIBOR: London Interbank Offered Rate
EAD: Exposure at default	LIHTC: Low income housing tax credit
MBS: Mortgage-backed securities	LTD: Long-term debt
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	LTV: Loan-to-value
Moody’s: Moody's Investors Service, Inc.	SBALT: SBNA Auto Lease Trust

MPLFA: Master private-label financing agreement with Stellantis	SBAT: SBNA Auto Receivable Trust
MSR: Mortgage servicing right	SBNA or the Bank: Santander Bank, National Association
MVE: Market value of equity	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
NCI: Non-controlling interest	SCARF: Santander Consumer Auto Receivables Funding
NCO: Net charge-off	SCART: Santander Consumer Auto Receivables Trust
NFA: National Futures Association	SCB: Stress capital buffer
NMDs: Non-maturity deposits	SCF: Statement of cash flows
NMTC: New market tax credits	SDART: Santander Drive Auto Receivables Trust
NOI: Net operating income	SDGT: Specially Designated Global Terrorist
NPL: Non-performing loan	SEC: Securities and Exchange Commission
NPR: Notice of proposed rule-making	Securities Act: Securities Act of 1933, as amended
OCC: Office of the Comptroller of the Currency	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
OCI: Other comprehensive income	SHUSA: Santander Holdings USA, Inc.
OECD: Organization for Economic Cooperation and Development	SOFR: Secured overnight financing rate
OEM: Original equipment manufacturer	SPAIN: Santander Private Auto Issuing Note
OIS: Overnight indexed swap	SPE: Special purpose entity
OREO: Other real estate owned	SSLLC: Santander Securities LLC
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
PD: Probability of default	TDR: Troubled debt restructuring
Related Party Acquirer: Santander subsidiary that acquired Services and Promotions Delaware Corp.	TLAC: Total loss-absorbing capacity
RIC: Retail installment contract	TLAC Rule: The Federal Reserve's TLAC rule
ROU: Right-of-use	Trusts: Securitization trusts
RV: Recreational vehicle	UPB: Unpaid principal balance
RWA: Risk-weighted asset	VIE: Variable interest entity
S&P: Standard & Poor's	VOE: Voting interest entity
SanCap: Santander US Capital Markets LLC	YTD: Year-to-date
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$16,704,983	$13,118,428
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	8,637,874	10,238,714
Investment securities:
AFS at fair value (amortized cost of $7,606,923 and $7,925,890 as of September 30, 2024 and December 31, 2023, respectively)	6,962,520	7,039,537
Trading securities	11,302,684	7,967,875
HTM (fair value of $8,201,764 and $7,562,523 as of September 30, 2024 and December 31, 2023, respectively)	9,554,585	9,039,704
Other investments	1,344,079	1,353,278
LHFI (2) (6)	89,686,478	93,047,209
ALLL (6)	(6,561,430)	(6,932,053)
Net LHFI	83,125,048	86,115,156
LHFS (3)	1,385,800	160,118
Premises and equipment, net (4)	982,580	987,088
Operating lease assets, net (6)(7)	12,516,535	13,782,840
Goodwill	2,766,665	2,766,665
Intangible assets, net	258,451	287,159
BOLI	2,004,484	1,982,428
Restricted cash (6)	5,104,259	5,549,701
Other assets (5) (6)	5,368,802	4,583,884
TOTAL ASSETS	$168,019,349	$164,972,575
LIABILITIES
Accounts payables and accrued expenses	$5,541,622	$5,165,566
Deposits and other customer accounts	77,544,467	77,073,176
Federal funds purchased and securities loaned or sold under repurchase agreements (8)	18,103,213	16,290,786
Trading liabilities	2,465,461	2,699,500
Borrowings and other debt obligations (6)	44,433,441	44,144,051
Advance payments by borrowers for taxes and insurance	192,172	165,843
Deferred tax liabilities, net	—	84,187
Other liabilities (6)	1,244,476	1,848,557
TOTAL LIABILITIES	149,524,852	147,471,666
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at September 30, 2024 and December 31, 2023, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2024 and December 31, 2023, respectively)	17,335,889	17,284,611
Accumulated other comprehensive loss, net of taxes	(691,606)	(1,065,568)
Retained earnings / (accumulated deficit)	(149,786)	(718,134)
TOTAL STOCKHOLDER'S EQUITY	16,494,497	15,500,909
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$168,019,349	$164,972,575
(1) Includes $0.4 billion and $2.1 billion of contracts held at the FVO, at September 30, 2024 and December 31, 2023, respectively,
(2) Includes $10.1 million and $13.9 million of loans recorded at fair value at September 30, 2024 and December 31, 2023, respectively.
(3) Includes $1.0 billion and $19.5 million of loans recorded at the FVO at September 30, 2024 and December 31, 2023, respectively.
(4) Net of accumulated depreciation of $2.4 billion and $2.3 billion at September 30, 2024 and December 31, 2023, respectively.
(5) Includes MSRs of $87.2 million and $94.3 million at September 30, 2024 and December 31, 2023, respectively, for which the Company has elected the FVO.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2024 and December 31, 2023, LHFI included $24.9 billion and $25.1 billion, LHFS included $0.3 billion and zero, Operating leases assets, net included $12.5 billion and $13.8 billion, restricted cash included $880.3 million and $864.5 million, Other assets included $667.2 million and $638.0 million, Borrowings and other debt obligations included $27.8 billion and $25.1 billion, and Other liabilities included $131.3 million and $119.3 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.0 billion and $3.5 billion at September 30, 2024 and December 31, 2023, respectively.
(8) Includes $100.0 million and $595.4 million of contracts recorded at the FVO at September 30, 2024 and December 31, 2023, respectively.
See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
INTEREST INCOME:
Loans	$2,166,424	$2,115,442	$6,443,691	$6,149,657
Interest-earning deposits	222,492	218,925	648,631	572,074
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	728,670	580,720	2,210,518	1,797,354
Investment securities:
AFS	93,057	66,773	287,729	199,769
HTM	54,371	46,173	145,165	139,719
Trading securities	150,944	106,921	414,215	282,479
Other investments	10,372	12,172	35,304	30,144
TOTAL INTEREST INCOME	3,426,330	3,147,126	10,185,253	9,171,196
INTEREST EXPENSE:
Deposits and other customer accounts	527,556	440,239	1,545,493	1,086,496
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	860,769	675,050	2,589,950	2,012,023
Interest expense on trading liabilities	45,507	33,273	129,342	102,964
Borrowings and other debt obligations	609,471	527,883	1,756,708	1,497,366
TOTAL INTEREST EXPENSE	2,043,303	1,676,445	6,021,493	4,698,849
NET INTEREST INCOME	1,383,027	1,470,681	4,163,760	4,472,347
Credit loss expense	431,339	856,292	1,317,569	1,607,543
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	951,688	614,389	2,846,191	2,864,804
NON-INTEREST INCOME:
Consumer and commercial fees	104,948	79,440	285,027	258,271
Capital markets and foreign exchange income	102,075	103,675	316,349	217,561
Lease income	535,872	617,962	1,688,602	1,866,968
Miscellaneous income, net (1)	7,099	83,316	264,388	283,705
TOTAL FEES AND OTHER INCOME	749,994	884,393	2,554,366	2,626,505
Net gain on sale of investment securities	55,117	37,048	184,304	108,556
TOTAL NON-INTEREST INCOME	805,111	921,441	2,738,670	2,735,061
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	532,890	528,465	1,600,393	1,519,614
Occupancy and equipment expenses	157,017	160,608	473,847	505,226
Technology, outside service, and marketing expense	196,345	184,168	575,244	523,190
Loan expense	87,287	86,729	254,822	276,420
Lease expense	442,947	479,991	1,334,384	1,455,820
Other expenses	179,221	123,883	469,325	383,861
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,595,707	1,563,844	4,708,015	4,664,131
INCOME / (LOSS) BEFORE INCOME TAX	161,092	(28,014)	876,846	935,734
Income tax (benefit)	(32,187)	(147,767)	(74,254)	(54,937)
NET INCOME	$193,279	$119,753	$951,100	$990,671
(1) Includes equity investment income/(expense), net.

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
NET INCOME	$193,279	$119,753	$951,100	$990,671
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	71,122	52,935	174,194	175,104
Net unrealized gains / (losses) on investment in debt securities, net of tax	147,796	(39,640)	198,663	(49,472)
Pension and post-retirement actuarial gains, net of tax	449	506	1,105	1,497
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	219,367	13,801	373,962	127,129
COMPREHENSIVE INCOME	$412,646	$133,554	$1,325,062	$1,117,800

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings / (Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000
Comprehensive income	—	—	219,367	193,279	412,646	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Balance, September 30, 2024	530,391	$17,335,889	$(691,606)	$(149,786)	$16,494,497	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated other comprehensive loss, net of taxes	Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2023	530,391	$17,284,611	$(1,222,695)	$1,039,631	$17,101,547	$1,500,000
Comprehensive (loss) / income	—	—	13,801	119,753	133,554	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(35,786)	(35,786)	—
Balance, September 30, 2023	530,391	$17,284,611	$(1,208,894)	$873,598	$16,949,315	$1,500,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss), Net of Tax	Retained Earnings / (Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	373,962	951,100	1,325,062	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(132,752)	(132,752)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, September 30, 2024	530,391	$17,335,889	$(691,606)	$(149,786)	$16,494,497	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	(41,396)	—
Comprehensive income	—	—	127,129	990,671	1,117,800	—
Dividends paid on common stock	—	—	—	(1,500,000)	(1,500,000)	—
Dividends paid on preferred stock	—	—	—	(56,811)	(56,811)	—
Preferred stock offering	—	—	—	—	—	1,000,000
Balance, September 30, 2023	530,391	$17,284,611	$(1,208,894)	$873,598	$16,949,315	$1,500,000

See accompanying notes to Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$951,100	$990,671
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	1,317,569	1,607,543
Deferred tax (benefit) / expense	(317,232)	(221,033)
Depreciation, amortization and accretion	1,968,333	1,952,133
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(36,956)	(96,138)
Originations and purchases of LHFS	(2,310,819)	—
Proceeds from sales of and collections on LHFS	1,319,940	2,083
Net change in:
Trading securities and trading liabilities, net	(3,383,714)	(2,299,994)
Other assets and BOLI	(917,270)	(1,265,613)
Other liabilities	145,986	(240,852)
Other operating activities, net	(10,339)	(19,236)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	(1,273,402)	409,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	200,344	211,171
Proceeds from prepayments and maturities of AFS investment securities	587,985	1,215,255
Purchases of AFS investment securities	(465,391)	(693,525)
Proceeds from prepayments and maturities of HTM investment securities	424,578	403,973
Purchases of HTM investment securities	(876,711)	—
Proceeds from sales of equity method and other investments	286,611	342,627
Proceeds from maturities of other investments	—	100,000
Purchases of and contributions to equity method and other investments	(417,716)	(940,762)
Distributions from equity method investments	2,952	3,290
Net change in federal funds sold and securities purchased under resale agreements	1,600,840	2,955,461
Proceeds from sales of LHFI	2,201,432	352,735
Purchases of LHFI	(112,334)	(117,192)
Proceeds from settlements of BOLI policies	27,047	40,961
Net change in loans other than purchases and sales	(1,477,475)	(850,140)
Purchases and originations of operating leases	(3,941,865)	(4,380,980)
Proceeds from the sale and termination of operating leases	3,744,908	3,465,350
Purchases and sales of premises and equipment, net	(186,596)	(132,768)
Proceeds from sale of residual interest in VIE	71,468	—
Proceeds from the sale of subsidiary	71,018	—
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	1,741,095	1,975,456

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	471,291	(1,657,908)
Net change in short-term borrowings	(564,642)	42,645
Net proceeds from long-term borrowings	26,491,938	22,325,825
Repayments of long-term borrowings	(25,232,449)	(22,977,140)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	1,812,427	(53,059)
Dividends paid on common stock	(250,000)	(1,500,000)
Dividends paid on preferred stock	(132,752)	(56,811)
Preferred stock offering	—	1,000,000
Proceeds from the sale of subsidiary, net of tax	51,278	—
Other financing activities, net	26,329	39,069
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	2,673,420	(2,837,379)

NET (DECREASE) / INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,141,113	(452,359)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,668,129	16,564,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$21,809,242	$16,111,955

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	34,360	59,192
Loans transferred from/(to) LHFI (from)/to LHFS, net	346,887	713,344
Transfer of financial interest in a VIE - Loans	507,744	—
Transfer of financial interest in a VIE - Borrowings	451,356	—
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	53,050	—
(1) The nine months ended September 30, 2024 and 2023 include cash and cash equivalents balances of $16.7 billion and $10.7 billion, respectively, and restricted cash balances of $5.1 billion and $5.4 billion, respectively.

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

Sale of Subsidiary

In May 2024, the Company sold its wholly owned subsidiary Services and Promotions Delaware Corp. to the Related Party Acquirer. Services and Promotions Delaware Corp. (through a wholly-owned subsidiary) owned and managed the corporate office building located at 1401 Brickell Avenue, Miami, Florida, which leased space to BSI and other tenants until the sale. The Related Party Acquirer paid fair value of approximately $134.0 million. The Company recorded proceeds in excess of its carrying value (approximately $51.6 million, net of a tax effect of $7.9 million) to additional paid-in capital as a result of the transaction between entities under common control.

Joint Venture with FDIC

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA classifies its 20 percent interest in the Structured LLC as an AFS debt security. Under the terms of the arrangement, SBNA will receive payments from the Structured LLC generated from net cash flows of the underlying loans based on its proportionate interest in the Structured LLC. SBNA is manager and servicer of the loan portfolio and is paid a market rate fees by the Structured LLC.

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
On January 1, 2023, the Company adopted ASU 2022-02 Financial Instruments – Credit Losses (Topic 326) Troubled Debt Restructuring and Vintage Disclosures. Upon adoption of this standard, the Company recorded an increase in the ACL of approximately $55.2 million, a decrease in retained earnings of approximately $41.4 million and a decrease in deferred tax liabilities of approximately $13.8 million. Refer to Note 3 for additional information on modified loans.

Recently Issued Accounting Standards Not Yet Adopted

On August 23, 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement, requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair market value. The new guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect a material impact on the Company’s financial position or results of operations as a result of this accounting standard.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2024 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 3, Note 7, and Note 9 to these Condensed Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of September 30, 2024.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$14,640	$13	$—	$14,653	$25,391	$18	$—	$25,409
Corporate debt securities	1,202	1	—	1,203	31,584	7	(1)	31,590
ABS	633,412	258	(920)	632,750	512,553	29	(1,919)	510,663
Beneficial Interest in Structured LLC (1)	1,098,844	106,931	—	1,205,775	1,122,510	—	—	1,122,510
MBS:
GNMA - Residential	2,972,232	—	(300,925)	2,671,307	3,187,600	—	(394,756)	2,792,844
GNMA - Commercial	647,268	3	(139,670)	507,601	659,882	4	(141,672)	518,214
FHLMC and FNMA - Residential	2,173,509	154	(332,641)	1,841,022	2,330,558	3	(381,142)	1,949,419
FHLMC and FNMA - Commercial	90,094	—	(1,885)	88,209	91,821	—	(2,933)	88,888
Unallocated fair value hedge basis adjustment (2)	(24,278)	—	24,278	—	(36,009)	—	36,009	—
Total investments in debt securities AFS	$7,606,923	$107,360	$(751,763)	$6,962,520	$7,925,890	$61	$(886,414)	$7,039,537
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Investment securities:
ABS and other interests in structured securities	$68,109	$512	$(71)	$68,550	$29,701	$—	$(363)	$29,338
MBS:
GNMA - Residential	3,126,662	8,494	(424,651)	2,710,505	2,752,158	724	(469,929)	2,282,953
GNMA - Commercial	4,735,863	915	(854,263)	3,882,515	4,843,478	492	(894,635)	3,949,335
FHLMC and FNMA - Residential	1,623,951	4,799	(88,556)	1,540,194	1,414,367	—	(113,470)	1,300,897
Total investments in debt securities HTM	$9,554,585	$14,720	$(1,367,541)	$8,201,764	$9,039,704	$1,216	$(1,478,397)	$7,562,523

As of September 30, 2024 and December 31, 2023, the Company had investment securities with an estimated carrying value of $12.1 billion and $11.2 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $4.2 billion and $7.5 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.8 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $25.5 million and $95.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $281.5 million and $349.9 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.8 billion and $0 million, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of September 30, 2024 and December 31, 2023. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of September 30, 2024 or December 31, 2023. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At September 30, 2024 and December 31, 2023, the Company had $126.5 million and $79.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2024 or December 31, 2023.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2024 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$21,406	$21,375
Due after 1 year but within 5 years	131,645	128,656
Due after 5 years but within 10 years	631,230	626,070
Due after 10 years	6,846,920	6,186,419
Total	$7,631,201	$6,962,520
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2024 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 1 year but within 5 years	$25,069	$24,998
Due after 5 years but within 10 years	47,141	47,550
Due after 10 years	9,482,375	8,129,216
Total	$9,554,585	$8,201,764

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$6,992	$—	$—	$—
Corporate debt securities	83	—	13	—	7,325	(1)	13	—
ABS	324,031	(607)	11,609	(313)	6,749	(168)	402,325	(1,751)
MBS:
GNMA - Residential	—	—	2,670,797	(300,925)	—	—	2,792,843	(394,756)
GNMA - Commercial	—	—	507,598	(139,670)	—	—	518,210	(141,672)
FHLMC and FNMA - Residential	—	—	1,823,665	(332,641)	—	—	1,949,320	(381,142)
FHLMC and FNMA - Commercial	—	—	88,208	(1,885)	—	—	88,888	(2,933)
Total investments in debt securities AFS (1)	$324,114	$(607)	$5,101,890	$(775,434)	$21,066	$(169)	$5,751,599	$(922,254)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
ABS and other interests in structured securities	$—	$—	$17,440	$(71)	$22,461	$(313)	$6,878	$(50)
MBS:
GNMA - Residential	—	—	2,069,952	(424,651)	—	—	2,166,032	(469,929)
GNMA - Commercial	—	—	3,835,627	(854,263)	45,983	(1,610)	3,856,536	(893,025)
FHLMC and FNMA - Residential	—	—	1,233,042	(88,556)	57,955	(528)	1,242,941	(112,942)
Total investments in debt securities HTM	$—	$—	$7,156,061	$(1,367,541)	$126,399	$(2,451)	$7,272,387	$(1,475,946)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2024 or December 31, 2023. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2023, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
AFS debt and other securities:
Gross realized gains	$444	$—	$444	$192
Gross realized losses	—	—	—	(4,809)
Net realized gains/(losses) on AFS and other securities	$444	$—	$444	$(4,617)
Total trading securities gains/(losses)	54,673	37,048	183,860	113,173
Total realized gains/(losses) in income from investments	$55,117	$37,048	$184,304	$108,556

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At September 30, 2024 and December 31, 2023, the Company held $11.3 billion and $8.0 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Condensed Consolidated Statements of Operations. At September 30, 2024 and December 31, 2023, the Company had $10.8 billion and $7.4 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
FHLB of Pittsburgh and FRB stock	$486,918	$631,394
LIHTC investments	795,898	660,694
Equity securities not held for trading (1)	61,263	61,190
Total	$1,344,079	$1,353,278
(1)    Includes $12.8 million and $2.8 million of equity certificates related to off-balance sheet securitizations as of September 30, 2024 and December 31, 2023, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and nine months ended September 30, 2024, the Company purchased zero and $120.2 million of FHLB stock at par, and redeemed $13.2 million and $286.6 million of FHLB stock at par. The Company purchased $8.7 million and $21.9 million of FRB stock at par and redeemed no FRB stock at par during the three months and nine months ended September 30, 2024. There was no gain or loss associated with these redemptions.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $60.2 billion at September 30, 2024 and $60.3 billion at December 31, 2023.

LHFS includes loans that the Company no longer intends to hold to maturity or for the foreseeable future and loans the Company has the intent to sell or securitize in an off-balance sheet securitization. The LHFS portfolio balance at September 30, 2024 was $1.4 billion, compared to $160.1 million at December 31, 2023. For a discussion on the composition and valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2024 and December 31, 2023, accrued interest receivable on the Company's loans was $630.7 million and $661.0 million, respectively.

During the third quarter of 2024, the Company sold approximately $1.3 billion of personal unsecured loans to a third party. The transaction resulted in a loss on sale of approximately $106.8 million, offset by a release of the ACL in the amount of approximately $101.8 million.

In addition, during the third quarter of 2024, the Company transferred its financial interests of approximately $507.7 million on-balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet Trust. Refer to Note 7 to these Condensed Consolidated Financial Statements for additional discussion of this transaction.

During the third quarter of 2024, the Company transferred an additional $307.4 million of auto RICs from LHFI to LHFS in connection with a planned de-consolidation and transfer to an off-balance sheet Trust, resulting in a release of the ACL in the amount of approximately $33.8 million, offset by a mark to fair value loss on securitization of approximately $8.0 million. This transaction was completed in October 2024.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,826,084	9.8%	$8,747,544	9.4%
C&I loans	9,790,851	10.9%	11,181,962	12.0%
Multifamily loans	9,982,721	11.1%	10,548,905	11.3%
Other commercial (2)	7,518,806	8.4%	7,476,113	8.0%
Total commercial LHFI	$36,118,462	40.2%	$37,954,524	40.7%
Consumer loans secured by real estate:
Residential mortgages	4,519,334	5.0%	4,816,218	5.2%
Home equity loans and lines of credit	2,169,140	2.4%	2,448,454	2.6%
Total consumer loans secured by real estate	$6,688,474	7.4%	$7,264,672	7.8%
Consumer loans not secured by real estate:
RICs and auto loans	44,929,443	50.2%	43,705,359	47.0%
Personal unsecured loans	1,909,725	2.1%	4,062,700	4.4%
Other consumer (3)	40,374	0.1%	59,954	0.1%
Total consumer loans	$53,568,016	59.8%	$55,092,685	59.3%
Total LHFI (1)	$89,686,478	100.0%	$93,047,209	100.0%
Total LHFI:
Fixed rate	$63,041,673	70.3%	$65,960,370	70.9%
Variable rate	26,644,805	29.7%	27,086,839	29.1%
Total LHFI (1)	$89,686,478	100.0%	$93,047,209	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $401.1 million and $475.0 million as of September 30, 2024 and December 31, 2023, respectively.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended September 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$582,760	$6,135,120	$6,717,880
Credit loss expense	13,495	424,549	438,044
Charge-offs	(25,079)	(1,196,715)	(1,221,794)
Recoveries	18,182	609,118	627,300
Charge-offs, net of recoveries	$(6,897)	$(587,597)	$(594,494)
ALLL, end of period	$589,358	$5,972,072	$6,561,430

Reserve for unfunded lending commitments, beginning of period	$50,052	$3,042	$53,094
Credit loss (benefit) on unfunded lending commitments	(6,447)	(258)	(6,705)
Reserve for unfunded lending commitments, end of period	$43,605	$2,784	$46,389
Total ACL, end of period	$632,963	$5,974,856	$6,607,819

	Three months ended September 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$580,242	$6,152,709	$6,732,951
Credit loss expense	50,955	818,206	869,161
Charge-offs	(23,450)	(1,214,639)	(1,238,089)
Recoveries	14,781	605,662	620,443
Charge-offs, net of recoveries	$(8,669)	$(608,977)	$(617,646)
ALLL, end of period	$622,528	$6,361,938	$6,984,466

Reserve for unfunded lending commitments, beginning of period	$78,446	$7,281	$85,727
Credit loss (benefit) on unfunded lending commitments	(11,645)	(1,224)	(12,869)
Reserve for unfunded lending commitments, end of period	$66,801	$6,057	$72,858
Total ACL, end of period	$689,329	$6,367,995	$7,057,324

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Nine months ended September 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	3,251	1,328,691	1,331,942
Charge-offs	(77,698)	(3,579,151)	(3,656,849)
Recoveries	47,017	1,907,267	1,954,284
Charge-offs, net of recoveries	$(30,681)	$(1,671,884)	$(1,702,565)
ALLL, end of period	$589,358	$5,972,072	$6,561,430

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(12,241)	(2,132)	(14,373)
Reserve for unfunded lending commitments, end of period	$43,605	$2,784	$46,389
Total ACL, end of period	$632,963	$5,974,856	$6,607,819

	Nine months ended September 30, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	79,974	1,540,293	1,620,267
Charge-offs	(71,539)	(3,380,617)	(3,452,156)
Recoveries	46,891	1,934,225	1,981,116
Charge-offs, net of recoveries	$(24,648)	$(1,446,392)	$(1,471,040)
ALLL, end of period	$622,528	$6,361,938	$6,984,466

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	(10,908)	(1,816)	(12,724)
Reserve for unfunded lending commitments, end of period	$66,801	$6,057	$72,858
Total ACL, end of period	$689,329	$6,367,995	$7,057,324

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which showed an improvement in key variables in the current quarter, including an expected improvement in unemployment rates (which is a key driver to losses) and the GDP growth rate, offset by expected worsening of the commercial real estate outlook (mainly office), indicating that there may be challenges ahead. The unemployment rate and used vehicle price index, which is a measure of wholesale used car price trends, are considered the most significant variables. Using the weighted-average of a range of economic forecast scenarios, we estimated at September 30, 2024 that the unemployment rate is expected to be approximately 4.5% at the end of 2024, better than our previous estimate of 5.0% at December 31, 2023 for that date. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at September 30, 2024 to be approximately 193 at the end of 2024 compared to our estimate at December 31, 2023 of approximately 201 for that date. While the economy has seen significant recovery post-pandemic, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates.

The Company's ACL was $6.6 billion at September 30, 2024, a decrease of $385.0 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans and lower exposure in personal unsecured loans. The ACL for the consumer segment decreased by $345.3 million, and the ACL for the commercial segment decreased $39.7 million, at September 30, 2024 compared to December 31, 2023.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Non-accrual loans:
Commercial:
CRE	$263,802	$267,537	$96,582	$64,383
C&I	142,342	143,504	61,990	2,230
Multifamily	195,415	97,228	64,178	17,801
Other commercial	6,496	5,621	—	—
Total commercial loans	$608,055	$513,890	$222,750	$84,414
Consumer:
Residential mortgages	54,252	52,718	5,341	5,898
Home equity loans and lines of credit	71,884	86,332	13,931	15,241
RICs and auto loans	2,148,302	2,194,509	147,362	153,850
Personal unsecured loans	2,616	21,267	22	1,776
Other consumer	13,959	15,733	114	152
Total consumer loans	$2,291,013	$2,370,559	$166,770	$176,917
Total non-accrual loans	$2,899,068	$2,884,449	$389,520	$261,331

OREO	19,482	24,246	—	—
Repossessed vehicles	251,238	265,368	—	—
Foreclosed and other repossessed assets	23,276	1,666	—	—
Total OREO and other repossessed assets	$293,996	$291,280	$—	$—
Total non-performing assets	$3,193,064	$3,175,729	$389,520	$261,331
(1) Interest income recognized on a cash basis on nonaccrual loans was $61.2 million and $178.1 million for the three months and nine months ended September 30, 2024, respectively, and $54.8 million and $146.3 million for the three months and nine months ended September 30, 2023, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	September 30, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (2)	$128,170	$138,429	$266,599	$8,583,190	$8,849,789	$4,331
C&I (1)	47,239	11,551	58,790	9,903,134	9,961,924	—
Multifamily (4)	39,363	133,737	173,100	9,809,621	9,982,721	—
Other commercial	59,966	3,043	63,009	7,455,797	7,518,806	—
Consumer:
Residential mortgages (3)	77,190	49,237	126,427	5,276,525	5,402,952	—
Home equity loans and lines of credit	30,996	59,340	90,336	2,078,804	2,169,140	—
RICs and auto loans(5)	5,316,278	533,526	5,849,804	39,387,042	45,236,846	—
Personal unsecured loans	43,495	22,985	66,480	1,843,245	1,909,725	7,283
Other consumer	1,209	217	1,426	38,949	40,375	—
Total	$5,743,906	$952,065	$6,695,971	$84,376,307	$91,072,278	$11,614
(1) C&I loans includes $171.1 million of LHFS at September 30, 2024.
(2) CRE loans includes $23.7 million LHFS at September 30, 2024.
(3) Residential mortgages include $883.6 million of LHFS at September 30, 2024.
(4) Multifamily loans include no of LHFS at September 30, 2024.
(5) RICs and auto loans include $307.4 million of LHFS at September 30, 2024.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2024	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2024(1)	2023	2022	2021	2020	Prior	Total (3)
CRE
Pass	$256,796	$610,455	$2,706,731	$1,410,484	$792,410	$1,578,692	$7,355,568
Special mention	—	9,026	344,964	326,474	6,486	166,243	853,193
Substandard	29,544	10,808	129,599	152,733	66,216	203,639	592,539
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$286,340	$630,289	$3,181,294	$1,889,691	$865,112	$1,997,063	$8,849,789
Current period gross write-offs - CRE	$3,062	$—	$—	$13,584	$—	$652	$17,298
C&I
Pass	$972,932	$861,445	$1,958,989	$1,303,434	$551,268	$2,826,966	$8,475,034
Special mention	12,062	43,724	165,264	74,346	12,851	122,125	430,372
Substandard	—	28,994	38,232	60,998	8,566	177,240	314,030
N/A	239,186	203,686	182,073	80,432	22,319	14,792	742,488
Total C&I	$1,224,180	$1,137,849	$2,344,558	$1,519,210	$595,004	$3,141,123	$9,961,924
Current period gross write-offs - C&I	$784	$9,888	$16,360	$8,083	$3,925	$5,572	$44,612
Multifamily
Pass	$57,650	$1,036,618	$2,729,919	$1,223,663	$933,110	$2,102,434	$8,083,394
Special mention	—	196,300	281,474	108,231	60,764	222,532	869,301
Substandard	—	21,345	368,680	177,501	88,687	373,813	1,030,026
Total multifamily	$57,650	$1,254,263	$3,380,073	$1,509,395	$1,082,561	$2,698,779	$9,982,721
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$6,072	$6,072
Remaining commercial
Pass	$2,776,994	$1,631,160	$1,180,084	$693,266	$316,259	$909,679	$7,507,442
Special mention	—	—	264	2,588	—	—	2,852
Substandard	—	1,035	2,107	1,249	497	3,624	8,512
Total remaining commercial	$2,776,994	$1,632,195	$1,182,455	$697,103	$316,756	$913,303	$7,518,806
Current period gross write-offs - Remaining commercial	$—	$256	$12	$19	$—	$9,429	$9,716
Total commercial loans
Pass	$4,064,372	$4,139,678	$8,575,723	$4,630,847	$2,593,047	$7,417,771	$31,421,438
Special mention	12,062	249,050	791,966	511,639	80,101	510,900	2,155,718
Substandard	29,544	62,182	538,618	392,481	163,966	758,316	1,945,107
Doubtful	—	—	—	—	—	48,489	48,489
N/A	239,186	203,686	182,073	80,432	22,319	14,792	742,488
Total commercial loans	$4,345,164	$4,654,596	$10,088,380	$5,615,399	$2,859,433	$8,750,268	$36,313,240
Current period gross write-offs - Total commercial	$3,846	$10,144	$16,372	$21,686	$3,925	$21,725	$77,698
(1)Loans originated during the nine months ended September 30, 2024.
(2)Includes $194.8 million of LHFS at September 30, 2024.
(3)Includes $17.4 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of September 30, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,101,757	$716,805	$503,376	$262,424	$95,992	$81,013	$2,761,367	6.1%
<600	4,929,866	4,211,429	3,019,848	1,693,242	542,714	615,344	15,012,443	33.4%
600-639	2,921,094	2,455,703	1,770,177	786,442	200,979	212,613	8,347,008	18.6%
640-679	2,113,659	1,534,270	1,120,540	430,285	106,880	107,094	5,412,728	12.0%
680-719	1,554,647	1,132,789	783,292	391,646	157,161	94,403	4,113,938	9.2%
720-759	1,018,545	735,921	592,627	379,878	157,856	66,851	2,951,678	6.6%
>=760	2,274,911	1,151,505	1,315,846	1,068,467	402,633	116,919	6,330,281	14.1%
Total	$15,914,479	$11,938,422	$9,105,706	$5,012,384	$1,664,215	$1,294,237	$44,929,443	100.0%
Current period gross write-offs - RICs and auto loans	$244,469	$1,178,828	$1,024,015	$507,661	$325,958	$8,533	$3,289,464
(1)    Loans originated during the nine months ended September 30, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$1,075,125	$763,677	$445,542	$193,922	$120,752	$61,909	$2,660,927	6.1%
<600	5,578,707	4,219,184	2,791,141	1,093,652	778,438	458,350	14,919,472	34.1%
600-639	3,324,732	2,483,763	1,324,435	439,996	303,441	138,715	8,015,082	18.3%
640-679	2,535,908	1,567,064	718,649	234,883	169,431	69,668	5,295,603	12.1%
680-719	1,754,195	1,092,896	612,871	268,978	159,209	39,934	3,928,083	9.0%
720-759	1,052,128	830,476	583,392	256,724	122,537	24,692	2,869,949	6.6%
>=760	1,574,026	1,847,059	1,644,605	654,214	267,443	28,896	6,016,243	13.8%
Total	$16,894,821	$12,804,119	$8,120,635	$3,142,369	$1,921,251	$822,164	$43,705,359	100.0%
Current period gross write-offs - RICs and auto loans	$479,992	$1,943,905	$1,052,016	$366,896	$245,621	$194,308	$4,282,738
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of September 30, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$11,343	$—	$—	$—	$—	$44	$11,387	0.6%
<600	23	49	54	65	30	2,823	3,044	0.2%
600-639	467	5,283	7,296	858	253	5,448	19,605	1.0%
640-679	10,249	58,362	41,292	6,745	2,279	29,599	148,526	7.8%
680-719	98,294	201,453	119,233	29,520	5,803	63,217	517,520	27.1%
720-759	142,546	204,439	154,119	43,381	5,696	63,133	613,314	32.1%
>=760	169,523	175,356	130,864	47,749	6,229	66,608	596,329	31.2%
Total	$432,445	$644,942	$452,858	$128,318	$20,290	$230,872	$1,909,725	100.0%
Current period gross write-offs - Personal unsecured loans	$2,222	$106,271	$133,999	$35,426	$1,851	$5,286	$285,055
(1)    Loans originated during the nine months ended September 30, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$8,080	$—	$—	$—	$—	$49	$8,129	0.2%
<600	40	62	57	35	32	2,883	3,109	0.1%
600-639	7,634	11,300	1,205	418	390	5,752	26,699	0.7%
640-679	175,427	228,631	30,445	3,442	2,479	31,341	471,765	11.6%
680-719	610,259	599,431	154,687	10,264	5,721	69,897	1,450,259	35.6%
720-759	511,424	444,493	181,398	15,625	5,847	70,518	1,229,305	30.3%
>=760	350,721	274,043	148,550	20,357	6,020	73,743	873,434	21.5%
Total	$1,663,585	$1,557,960	$516,342	$50,141	$20,489	$254,183	$4,062,700	100.0%
Current period gross write-offs - Personal unsecured loans	$30,001	$179,550	$75,237	$4,837	$2,205	$5,621	$297,451
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2024	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2024(1)	2023(1)	2022	2021	2020	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,067	$2,067	$—
<= 70%	—	—	200,272	1,024,603	838,798	2,367,034	4,430,707	—
70.01% - 110%	—	—	62,029	21,106	—	3,060	86,195	—
Greater than 110%	—	—	—	—	—	365	365	—
Total residential mortgages	$—	$—	$262,301	$1,045,709	$838,798	$2,372,526	$4,519,334	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,293	$2,293	$—
<600	—	—	14,835	22,192	16,117	134,507	187,651	—
600-679	—	—	19,849	41,681	32,299	212,729	306,558	—
680-759	—	—	66,449	224,614	179,037	636,762	1,106,862	—
>=760	—	—	161,168	757,222	611,345	1,386,235	2,915,970	—
Total residential mortgages	$—	$—	$262,301	$1,045,709	$838,798	$2,372,526	$4,519,334	$—
Current period gross write-offs - Residential mortgages	$—	$—	$26	$63	$17	$46	$152

Home equity
LTV ratios
No LTV available (2)	$—	$—	$1,784	$4,855	$4,649	$51,852	$63,140	$41,583
<= 70%	—	—	40,883	156,379	163,896	1,732,105	2,093,263	2,018,440
70.01% - 110%	—	—	3,523	1,516	—	6,019	11,058	9,618
Greater than 110%	—	—	881	344	—	454	1,679	1,679
Total home equity	$—	$—	$47,071	$163,094	$168,545	$1,790,430	$2,169,140	$2,071,320

FICO scores
No FICO score available	$—	$—	$690	$2,392	$2,471	$48,892	$54,445	$32,893
<600	—	—	949	3,056	5,267	129,843	139,115	119,552
600-679	—	—	2,414	11,918	11,242	214,660	240,234	222,590
680-759	—	—	18,092	51,651	52,538	569,462	691,743	674,872
>=760	—	—	24,926	94,077	97,027	827,573	1,043,603	1,021,413
Total home equity	$—	$—	$47,071	$163,094	$168,545	$1,790,430	$2,169,140	$2,071,320
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$2,662	$2,662
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
(4) Excludes LHFS.

During the nine months ended September 30, 2024, the Company reported $1.8 million in gross charge-offs related to other consumer portfolios.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Amortized Cost
	Three months ended				Three months ended
	September 30, 2024				September 30, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$112,108	$66,090	$178,198	2.02%	$64,427	$—	$64,427	0.75%
C&I	5,838	13,141	18,979	0.19%	23,758	36,933	60,691	0.49%
Multifamily	99,439	75,325	174,764	1.75%	59,521	—	59,521	0.55%
Consumer:
Residential mortgages	—	2,533	2,533	0.06%	—	1,890	1,890	0.04%
Home equity loans and lines of credit	—	1,305	1,305	0.06%	—	1,167	1,167	0.05%
RICs and auto loans	386,084	37,706	423,790	0.94%	261,306	90,928	352,234	0.78%
Total	$603,469	$196,100	$799,569	0.89%	$409,012	$130,918	$539,930	0.56%

	Amortized Cost
	Nine months ended				Nine months ended
	September 30, 2024				September 30, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$246,517	$101,410	$347,927	3.94%	$64,600	$—	$64,600	0.75%
C&I	8,296	85,287	93,583	0.96%	71,824	38,446	110,270	0.89%
Multifamily	99,439	75,325	174,764	1.75%	62,342	—	62,342	0.58%
Other commercial	—	160	160	—%	—	23	23	—%
Consumer:
Residential mortgages	—	2,811	2,811	0.06%	—	3,757	3,757	0.08%
Home equity loans and lines of credit	—	4,743	4,743	0.22%	—	3,865	3,865	0.15%
RICs and auto loans	824,913	80,713	905,626	2.02%	608,640	331,107	939,747	2.09%
Total	$1,179,165	$350,449	$1,529,614	1.71%	$807,406	$377,198	$1,184,604	1.23%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost(1)
	As of September 30, 2024			As of September 30, 2023
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$409,566	$35,319	$—	$64,600	$—	$—
C&I	191,306	4,565	939	82,602	27,378	290
Multifamily	130,096	53,486	—	56,627	—	5,715
Other commercial	275	—	—	23	—	—
Consumer:
Residential mortgages	3,356	241	—	3,202	555	—
Home equity loans and lines of credit	6,471	17	168	3,613	40	212
RICs and auto loans	766,107	313,047	25,580	649,146	266,772	23,829
Total	$1,507,177	$406,675	$26,687	$859,813	$294,745	$30,046
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

	Amortized Cost				Amortized Cost
	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)
(in thousands)
Commercial:
C&I	$1,064	$13	$391	$93	$1,630	$87	$548	$118
Consumer:
Residential mortgages	—	—	—	—	—	47	—	—
Home equity loans and lines of credit	—	84	—	—	—	168	—	—
RICs and auto loans	39,354	947	21,327	14,145	101,644	12,748	28,514	18,207
Total	$40,418	$1,044	$21,718	$14,238	$103,274	$13,050	$29,062	$18,325
(1) Reflects the adoption of ASU 2022-02 on January 1, 2023 and includes only loans modified after January 1, 2023.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Leased vehicles	$15,660,561	$17,548,952
Less: accumulated depreciation	(3,046,914)	(3,546,875)
Depreciated net capitalized cost	$12,613,647	$14,002,077
Manufacturer subvention payments, net of accretion	(610,242)	(593,004)
Unamortized origination fees and other costs	513,130	373,767
Leased vehicles, net	$12,516,535	$13,782,840
Total operating lease assets, net	$12,516,535	$13,782,840

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2024 (in thousands):

2024	$569,755
2025	1,825,180
2026	1,106,293
2027	223,834
2028	4,396
Thereafter	—
Total	$3,729,458

During the three months and nine months ended September 30, 2024, the Company recognized $17.5 million and $61.8 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $12.9 million and $55.3 million recognized during the three months and nine months ended September 30, 2023, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2023 and September 30, 2024	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665
During the three months and nine months ended September 30, 2024, there were no additions, re-allocations, impairments, or disposals of goodwill. During the first quarter of 2023, there was an immaterial adjustment to the value of goodwill acquired in connection with the 2022 acquisition of PCH. There were no other additions, re-allocations, impairments, or disposals of goodwill during the three months and nine months ended September 30, 2023.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	September 30, 2024		December 31, 2023
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$219,333	$(250,667)	$236,958	$(233,042)
Stellantis relationship	2,666	(136,084)	5,436	(133,314)
Other intangibles	36,452	(47,559)	44,765	(47,539)
Total intangibles subject to amortization	$258,451	$(434,310)	$287,159	$(413,895)

At September 30, 2024 and December 31, 2023, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $9.5 million and $28.7 million and $9.3 million and $29.9 million for the three months and nine months ended September 30, 2024 and 2023, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2024	$37,885	$28,664	$9,221
2025	34,768	—	34,768
2026	32,487	—	32,487
2027	28,645	—	28,645
2028	26,340	—	26,340
Thereafter	126,990	—	126,990

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	September 30, 2024	December 31, 2023
Operating lease ROU assets	$503,278	$435,633
Deferred tax assets	331,962	234,309
Accrued interest receivable	879,940	827,704
Derivative assets at fair value	858,344	1,090,194
Other real estate owned and other repossessed assets	293,996	291,280
Equity method investments	337,134	306,313
MSRs	87,192	94,266
Income tax receivables	430,628	478,305
Prepaid expense	170,814	242,273
Capital markets receivables	789,147	144,913
Miscellaneous assets and receivables	686,367	438,694
Total Other assets	$5,368,802	$4,583,884

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

For the three months and nine months ended September 30, 2024, ROU operating lease expenses were $31.8 million and $97.8 million, respectively, compared to $34.5 million and $122.7 million for the corresponding periods in 2023. Sublease income was $1.0 million and $2.8 million, respectively, for the three months and nine months ended September 30, 2024, compared to $1.1 million and $3.0 million for the corresponding periods in 2023. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2024	Total Operating leases
(in thousands)
2024	$31,921
2025	125,302
2026	111,740
2027	101,135
2028	64,501
Thereafter	211,602
Total lease liabilities	$646,201
Less: Interest	(80,396)
Present value of lease liabilities	$565,805

NOTE 6. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	September 30, 2024	December 31, 2023
Operating lease ROU assets	$503,278	$435,633
Other liabilities	$565,805	$511,400
Weighted-average remaining lease term (years)	6.8	5.6
Weighted-average discount rate	3.3%	3.1%

	Nine months ended September 30,
Other Information	2024	2023
	(in thousands)
Operating cash flows from operating leases (1)	$(103,536)	$(115,681)
Leased assets obtained in exchange for new operating lease liabilities	$166,654	$27,958
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

At September 30, 2024, the Company held approximately $31.8 million and $13.1 million of Other assets and Other liabilities, respectively, which were related to a disposal group that was classified as HFS. These assets, included within Other assets in these Condensed Consolidated Financial Statements, primarily included repossessed property with a net book value of approximately $21.8 million, and an ROU lease asset of $9.3 million. These liabilities, included within Other liabilities in these Condensed Consolidated Financial Statements, primarily included a lease liability of $9.2 million and an asset retirement obligation of $3.8 million. In addition to the assets and liabilities of the disposal group classified as HFS, the Company has an investment tax credit of approximately $21.4 million, classified in deferred tax assets that it expects to sell to a third-party separate from the sale of the disposal group.

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Assets
Restricted cash	$880,276	$864,464
LHFS	307,403	—
Net LHFI	24,899,894	25,144,797
Operating lease assets, net (1)	12,516,535	13,782,840
Various other assets	667,170	637,987
Total Assets	$39,271,278	$40,430,088
Liabilities
Notes payable	$27,816,584	$25,087,655
Various other liabilities	131,317	119,280
Total Liabilities	$27,947,901	$25,206,935
(1) As noted above, all leased vehicles are originated through a titling trust. At September 30, 2024 and December 31, 2023, $4.3 billion and $7.8 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of September 30, 2024 and December 31, 2023, the Company was servicing $29.2 billion and $28.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Assets securitized	$5,509,331	$3,055,760	$16,512,805	$8,967,889

Net proceeds from new securitizations (1)	$4,304,041	$2,093,050	$12,924,231	$5,813,928
Net proceeds on retained bonds from new securitizations	503,320	339,690	1,737,210	935,479
Cash received for servicing fees (2)	218,467	231,757	664,355	701,264
Net distributions from Trusts (2)	1,181,158	734,192	3,513,978	2,156,206
Total cash received from Trusts	$6,206,986	$3,398,689	$18,839,774	$9,606,877
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At September 30, 2024 and December 31, 2023, the Company was servicing gross RICs of $1.9 billion and $973.9 million, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

In August 2024, the Company sold all of the equity certificates of an on-balance sheet auto RIC Trust to a new off-balance sheet Trust established in 2024. This new off-balance sheet Trust issued debt and equity tranches to third-party investors, with the exception of a 5% share of each new tranche purchased by the Company. In addition, the Company sold all of its debt that had been held from the on-balance sheet Trust to a third party. The Company’s sale of this debt and equity from the on-balance sheet Trust resulted in the Company no longer being identified as the primary beneficiary and the subsequent de-recognition of the assets and liabilities of the on-balance sheet Trust from its Condensed Consolidated Balance Sheets. As a result of these transactions, the Company de-consolidated approximately $507.7 million of auto RICs previously HFI which it transferred to an off-balance sheet securitization, resulting in a release of the ACL in the amount of approximately $71.0 million, offset by a loss on securitization of approximately $24.1 million.

In October 2024, the Company transferred an additional $307.4 million of auto RICs from LHFI to LHFS in connection with a planned de-consolidation and transfer to an off-balance sheet Trust, resulting in a release of the ACL in the amount of approximately $33.8 million, offset by a mark to fair value loss on securitization of approximately $8.0 million.

During the three months and nine months ended September 30, 2023, the Company sold no gross RICs to third-party investors in off-balance sheet securitizations and recorded no gain or loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Receivables securitized (1)(2)	—	—	1,060,931	—

Net proceeds from new securitizations	—	—	1,003,695	—
Cash received for servicing fees	$4,319	$2,109	$8,455	$6,666
Total cash received from Trusts	$4,319	$2,109	$1,012,150	$6,666
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at September 30, 2024 was $68.1 million and $12.8 million of debt and equity investments, respectively, compared to $29.7 million and $2.8 million at December 31, 2023. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.2 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, SBNA serviced approximately $8.7 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the three months and nine months ended September 30, 2024, SBNA recognized $14.1 million and $38.1 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,614,676	15.0%	$11,591,982	15.0%
Non-interest-bearing demand deposits	14,618,933	18.9%	15,504,947	20.1%
Savings	3,800,896	4.9%	4,428,281	5.7%
Customer repurchase accounts	209,063	0.3%	238,523	0.3%
Money market	25,882,561	33.3%	25,361,575	33.0%
CDs	21,418,338	27.6%	19,947,868	25.9%
Total deposits (1)	$77,544,467	100.0%	$77,073,176	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.2 billion and $5.4 billion at September 30, 2024 and December 31, 2023, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $157.2 million and $107.6 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, the Company had $6.5 billion and $5.6 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $50.0 million and $40.0 million from the FHLB of Pittsburgh at September 30, 2024 and December 31, 2023, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2024 were $44.4 billion, compared to $44.1 billion at December 31, 2023. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the nine months ended September 30, 2024, the Company issued the following debt:
•$1.0 billion in aggregate principal amount of its 6.17% fixed-to-floating rate senior notes due January 2030.
•$500.0 million in aggregate principal amount of its 6.12% fixed-to-floating rate senior notes due May 2027.
•$750.0 million in aggregate principal amount of its 6.34% fixed-to-floating rate senior notes due May 2035.
•$1.0 billion in aggregate principal amount of its 5.35% fixed-to-floating rate senior notes due September 2030
•$235.9 million of credit-linked notes due June 2032.
•$4.6 billion in on-balance sheet securitization transactions on its SBALT platform, of which approximately $596.8 million was retained in interests in the VIE.
•$6.7 billion in on-balance sheet securitization transactions on its SDART platform, of which it retained approximately $766.8 million in interests in the VIE.
•$2.8 billion in on-balance sheet securitization transactions on its DRIVE platform, of which it retained approximately $373.6 million in interests in the VIE.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

In October 2024, the Company's auto business completed an on-balance sheet securitization transaction of $1.7 billion on its SDART platform, of which it retained approximately $199.9 million in interests in the VIE.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations
The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.50% senior notes due June 2024	$—	—%	$999,559	3.50%
3.45% senior notes due June 2025	999,253	3.45%	998,329	3.45%
4.26% senior notes due June 2025	—	—%	499,634	4.43%
4.50% senior notes due July 2025	1,099,444	4.50%	1,098,937	4.50%
Senior notes due April 2026 (2)	433,491	5.97%	433,450	6.02%
5.81% senior sustainability notes due September 2026	499,478	5.92%	499,082	5.92%
3.24% senior notes due October 2026	935,486	3.24%	930,768	3.24%
6.12% senior notes, due May 2027	499,091	6.20%	—	—%
6.89% senior notes due June 2027 (1)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,673	4.40%	1,049,641	4.40%
2.49% senior notes due January 2028	998,167	2.57%	997,582	2.57%
6.50% senior notes due March 2029	997,125	6.59%	996,580	6.59%
6.57% senior notes due June 2029	498,326	6.67%	498,034	6.67%
6.17% senior notes due January 2030	996,601	6.26%	—	—%
5.35% senior notes due September 2030	996,235	5.44%	—	—%
7.66% senior notes due November 2031	497,954	7.73%	497,797	7.73%
2.88% subordinated notes, due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,438	6.40%	—	—%
Total Parent Company borrowings	12,996,762		11,249,393
Subsidiaries
Short-term borrowing due within one year, maturing through March 2024	$—	—%	$427,531	4.66%
Short-term borrowing due within one year, maturing through June 2025	862,887	2.71%	—	—%
FHLB advances, maturing through April 2027	2,233,823	4.53%	6,584,791	5.04%
Credit-linked notes due December 2031 (3)	45,600	4.89%	89,812	3.51%
Credit-linked notes due May 2032 (4)	121,150	8.56%	214,941	7.25%
Credit-linked notes due June 2032 (12)	233,018	7.88%	—	—%
Credit-linked notes due August 2032 (5)	109,164	11.12%	188,282	9.12%
Credit-linked notes due December 2032 (6)	164,088	11.51%	246,497	10.16%
Credit-linked notes due June 2033 (7)	63,889	11.49%	89,787	10.26%
Credit Linked notes due December 2033 (8)	195,975	9.28%	206,033	9.24%
Credit-linked notes due February 2052 (9) (11)	110,039	11.94%	118,246	11.92%
6.98% senior notes due October 2025 (1)	2,000,000	6.98%	2,000,000	6.98%
Warehouse lines maturing through April 2026 (10)	2,717,478	6.30%	3,618,378	6.93%
Secured structured financings maturing through May 2032	22,579,568	0.48% - 7.69%	19,110,360	0.48% - 7.69%
Total subsidiary borrowings and other debt obligations	31,436,679		32,894,658
Total Parent Company and subsidiaries' borrowings and other debt obligations	$44,433,441		$44,144,051
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

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	September 30, 2024
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2025	$122,600	$500,000	7.73%	$203,708	$—
Warehouse line due October 2025	1,100,000	2,100,000	5.74%	1,552,740	64
Warehouse line due November 2025	163,400	500,000	6.65%	235,075	—
Warehouse line due November 2025	—	500,000	—%	—	401
Warehouse line due January 2026	155,100	1,000,000	7.70%	504,459	2,661
Warehouse line due February 2026	412,978	700,000	6.67%	669,878	2,299
Warehouse line due April 2026	315,200	1,000,000	9.66%	484,983	1
Warehouse line due April 2026	448,200	1,000,000	3.95%	621,545	572
Total credit facilities	$2,717,478	$7,300,000	6.30%	$4,272,388	$5,998

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	September 30, 2024
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2032(1)	$20,382,979	$54,135,715	0.48% - 7.69%	$29,804,750	$873,489
Privately issued amortizing notes maturing on various dates through August 2030 (3)	2,196,589	6,700,025	3.13% - 6.73%	3,585,239	755
Total secured structured financings	$22,579,568	$60,835,740	0.48% - 7.69%	$33,389,989	$874,244
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended September 30, 2024			June 30, 2024		September 30, 2024
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$106,354	$(29,599)	$76,755
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	(7,605)	1,972	(5,633)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	98,749	(27,627)	71,122	$(151,447)	$71,122	$(80,325)

Change in unrealized (losses) on investments in debt securities AFS	194,778	(46,653)	148,125
Reclassification adjustment for (gains)/losses included in net income/(expense) on debt securities AFS (2)	(444)	115	(329)
Net unrealized (losses) / gains on investments in debt securities AFS	194,334	(46,538)	147,796	(739,684)	147,796	(591,888)
Pension and post-retirement actuarial (loss)/gain(3)	606	(157)	449	(19,842)	449	(19,393)

As of September 30, 2024	$293,689	$(74,322)	$219,367	$(910,973)	$219,367	$(691,606)
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
(3) Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended September 30, 2023			June 30, 2023		September 30, 2023
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$63,730	$(13,491)	$50,239
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments(1)	3,640	(944)	2,696
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,370	(14,435)	52,935	$(393,495)	$52,935	$(340,560)
Change in unrealized gains/(losses) on investment securities	(88,733)	21,656	(67,077)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS(2)	37,049	(9,612)	27,437
Net unrealized (losses) on investment securities AFS	(51,684)	12,044	(39,640)	(806,404)	(39,640)	(846,044)
Pension and post-retirement actuarial gain(3)	683	(177)	506	(22,796)	506	(22,290)
As of September 30, 2023	$16,369	$(2,568)	$13,801	$(1,222,695)	$13,801	$(1,208,894)
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
(3) Included in the computation of net periodic pension costs.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2024			December 31, 2023		September 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$242,560	$(62,733)	$179,827
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(7,605)	1,972	(5,633)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	234,955	(60,761)	174,194	$(254,519)	$174,194	$(80,325)

Change in unrealized (losses)/gains on investments in debt securities	261,990	(62,998)	198,992
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities (2)	(444)	115	(329)
Net unrealized (losses)/gains on investments in debt securities	261,546	(62,883)	198,663	(790,551)	198,663	(591,888)
Pension and post-retirement actuarial gain / (loss)(3)	1,457	(352)	1,105	(20,498)	1,105	(19,393)
As of September 30, 2024	$497,958	$(123,996)	$373,962	$(1,065,568)	$373,962	$(691,606)
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
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2023			December 31, 2022		September 30, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$224,400	$(57,629)	$166,771
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	11,252	(2,919)	8,333
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	235,652	(60,548)	175,104	$(515,664)	$175,104	$(340,560)
Change in unrealized (losses)/gains on investments in debt securities	(151,605)	21,742	(129,863)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	108,556	(28,165)	80,391
Net unrealized gains/(losses) on investments in debt securities	(43,049)	(6,423)	(49,472)	(796,572)	(49,472)	(846,044)
Pension and post-retirement actuarial gain / (loss) (3)	2,022	(525)	1,497	(23,787)	1,497	(22,290)
As of September 30, 2023	$194,625	$(67,496)	$127,129	$(1,336,023)	$127,129	$(1,208,894)
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

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Securities purchased under agreements to resell	$7,468,374	$8,617,309
Securities borrowed	1,169,500	1,621,405
Total	$8,637,874	$10,238,714

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Securities sold under agreements to repurchase	$18,101,131	$16,290,761
Securities lending	2,082	25
Total	$18,103,213	$16,290,786

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

	September 30, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$42,342,058	$(34,873,684)	$7,468,374
Securities borrowed	1,169,500	—	1,169,500
Total	$43,511,558	$(34,873,684)	$8,637,874

	September 30, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$52,974,815	$(34,873,684)	$18,101,131
Securities lending	2,082	—	2,082
Total	$52,976,897	$(34,873,684)	$18,103,213
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$41,237,731	$(32,620,422)	$8,617,309
Securities borrowed	1,621,405	—	1,621,405
Total	$42,859,136	$(32,620,422)	$10,238,714

	December 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$48,911,183	$(32,620,422)	$16,290,761
Securities lending	25	—	25
Total	$48,911,208	$(32,620,422)	$16,290,786
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	September 30, 2024
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$22,971,932	$5,794,234	$10,098,561	$14,110,088	$52,974,815
Securities lending	2,082	—	—	—	2,082
Total	$22,974,014	$5,794,234	$10,098,561	$14,110,088	$52,976,897

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	September 30, 2024			December 31, 2023
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$31,301,786	$—	$31,301,786	$29,251,978	$—	$29,251,978
Residential agency MBS	19,583,619	—	19,583,619	17,532,972	—	17,532,972
Corporate and other securities	2,089,410	2,082	2,091,492	2,126,233	25	2,126,258
Total	$52,974,815	$2,082	$52,976,897	$48,911,183	$25	$48,911,208

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2024, derivatives in this category had a fair value of $6.0 thousand. The credit ratings of the Company and SBNA are currently considered investment grade. As of September 30, 2024, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2024 and December 31, 2023, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $8.3 million and $11.1 million, respectively. The Company had $14.8 million and $15.3 million in cash and securities collateral posted to cover those positions as of September 30, 2024 and December 31, 2023, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.7 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Debt securities AFS (Note 2)	$1,825,722	$2,463,991	$24,278	$36,009

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities and forecasted issuances of borrowed funds. The Company also has foreign exchange contracts designed to hedge certain contractual payments in foreign currencies.

Except as noted below all of these derivatives have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Condensed Consolidated Statements of Operations line item as the earnings effect of the hedged item.

During the third quarter of 2024, the Company discontinued cash flow hedges with an aggregate notional amount of $500.0 million that were no longer highly effective and it is probable that the forecasted transaction will not occur. The Company de-designated the hedge relationship, resulting in the reclassification of $4.6 million from AOCI to non-interest income.

The last of the hedges is scheduled to expire in December 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2024, the Company estimated that approximately $19.3 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$191	$653	5.35%	9.90%	3.08
Interest rate swaps	5,850,000	16,453	9,586	1.68%	3.5%	2.41
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$4,964,900	$1,896	$6,239	2.48%	3.56%	2.32
Pay variable - receive fixed interest rate swaps	12,000,000	56,806	161,619	2.76%	2.23%	1.27
Total	$22,833,666	$75,346	$178,097	2.42%	2.85%	1.80

December 31, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$192	$2,235	5.91%	9.90%	3.83
Interest rate swaps	6,650,000	38,712	7,716	2.02%	3.46%	3.01
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,422,700	$22,935	$120	5.38%	3.82%	2.53
Pay variable - receive fixed interest rate swaps	11,925,000	13,575	362,018	1.83%	1.64%	1.30
Interest rate floor	250,000	—	—	—%	—%	0.04
Total	$22,266,466	$75,414	$372,089	2.41%	2.51%	1.99

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Mortgage banking derivatives:
Total mortgage banking risk management	$601,000	$662,000	$7,391	$14,634	$19,788	$31,304

Customer-related derivatives:
Swaps receive fixed	16,171,182	15,017,998	83,452	26,731	459,879	687,505
Swaps pay fixed	16,322,875	15,005,503	479,903	708,642	85,771	26,366
Other	9,411,237	8,691,978	80,546	93,439	79,080	91,602
Total customer-related derivatives	41,905,294	38,715,479	643,901	828,812	624,730	805,473

Other derivative activities:
Foreign exchange contracts	11,354,128	11,518,594	67,767	54,722	67,908	62,842
Interest rate swap agreements	500,100	2,400,100	1,280	—	—	2
Interest rate cap agreements	1,432,200	2,313,672	24,070	76,019	—	—
Options for interest rate cap agreements	1,432,200	2,313,672	—	—	24,070	76,019
Other	91,057,063	48,543,537	98,877	42,657	73,766	126,968

Total	$148,281,985	$106,467,054	$843,286	$1,016,844	$810,262	$1,102,608

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
	Line Item	2024	2023	2024	2023

Fair value hedges:
Cross-currency swaps	Net interest income	$(528)	$727	$(526)	$(577)
Interest rate swaps	Net interest income	9,872	8,249	34,158	21,411
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	15,823	8,764	42,435	7,696
Pay variable receive-fixed interest rate swap	Interest income on loans	(72,727)	(116,685)	(248,896)	(336,023)
Interest rate floors	Interest income on loans	—	(351)	(46)	(436)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	5,362	(5,904)	(492)	(8,415)
Customer-related derivatives	Non interest income	(30,740)	(6,788)	(20,810)	(6,719)
Foreign exchange	Non interest income	31,971	17,214	47,212	30,648
Interest rate swaps, caps, and options	Non interest income	(1,340)	(2,809)	24,068	(5,909)
	Net interest income	(721)	—	(3,031)	—
Other	Non interest income	(39,787)	231,411	(6,706)	201,280
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $76.8 million and $179.8 million, and $50.2 million and $166.8 million, net of tax, for the three months and nine months ended September 30, 2024, and 2023, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $5.6 million and $5.6 million, and losses $2.7 million and $8.3 million, net of tax, for the three months and nine months ended September 30, 2024, and 2023, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
September 30, 2024
Fair value hedges	$16,644	$—	$16,644	$(6,126)	$10,518
Cash flow hedges	58,702	—	58,702	(25,972)	32,730
Other derivative activities (1)	843,286	(60,288)	782,998	(87,175)	695,823
Total Derivative Assets	$918,632	$(60,288)	$858,344	$(119,273)	$739,071

December 31, 2023
Fair value hedges	$38,904	$—	$38,904	$(11,300)	$27,604
Cash flow hedges	36,510	—	36,510	(22,935)	13,575
Other derivative activities (1)	1,016,844	(2,064)	1,014,780	(170,835)	843,945
Total Derivative Assets	$1,092,258	$(2,064)	$1,090,194	$(205,070)	$885,124
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
September 30, 2024
Fair value hedges	$10,239	$—	$10,239	$—	$10,239
Cash flow hedges	167,858	—	167,858	(85,508)	82,350
Other derivative activities (1)	810,262	(60,238)	750,024	(65,420)	684,604
Total Derivative Liabilities	$988,359	$(60,238)	$928,121	$(150,928)	$777,193

December 31, 2023
Fair value hedges	$9,951	$—	$9,951	$(1,064)	$8,887
Cash flow hedges	362,138	—	362,138	(140,968)	221,170
Other derivative activities (1)	1,102,608	(2,014)	1,100,594	(129,722)	970,872
Total Derivative Liabilities	$1,474,697	$(2,014)	$1,472,683	$(271,754)	$1,200,929
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Financial assets:
U.S. Treasury securities	$14,653	$—	$—	$14,653	$25,409	$—	$—	$25,409
Corporate debt	—	1,203	—	1,203	—	31,590	—	31,590
ABS	—	632,750	—	632,750	—	510,663	—	510,663
Beneficial Interest in Structured LLC	—	—	1,205,775	1,205,775	—	1,122,510	—	1,122,510
MBS	—	5,108,139	—	5,108,139	—	5,349,365	—	5,349,365
Investment in debt securities AFS (2)	$14,653	$5,742,092	$1,205,775	$6,962,520	$25,409	$7,014,128	$—	$7,039,537
Trading securities	1,858,365	9,438,857	5,462	11,302,684	1,637,908	6,329,031	936	7,967,875
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	350,119	—	350,119	—	2,112,292	—	2,112,292
RICs HFI (3)	—	—	10,109	10,109	—	—	13,888	13,888
LHFS (1)(4)	—	1,004,462	—	1,004,462	—	19,464	—	19,464
MSRs	—	—	87,192	87,192	—	—	94,266	94,266
Other assets - derivatives (2)	124	858,171	49	858,344	4,807	1,085,333	54	1,090,194
Total financial assets (5)	$1,873,142	$17,393,701	$1,308,587	$20,575,430	$1,668,124	$16,560,248	$109,144	$18,337,516
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$100,046	$—	$100,046	$—	$595,414	$—	$595,414
Trading liabilities	2,218,827	246,634	—	2,465,461	2,371,823	327,293	384	2,699,500
Other liabilities - derivatives (2)	—	927,943	178	928,121	5,914	1,466,119	650	1,472,683
Total financial liabilities	$2,218,827	$1,274,623	$178	$3,493,628	$2,377,737	$2,388,826	$1,034	$4,767,597
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
(5) Approximately $1.3 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 6.4% of total assets measured at fair value on a recurring basis and approximately 0.8% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at September 30, 2024. Significant assumptions used in evaluation include, discount spread, loss estimates, NOI deterioration, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At September 30, 2024 and December 31, 2023, the balance of these loans serviced for others was $7.7 billion and $8.3 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.4 million and $4.7 million, respectively, at September 30, 2024.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.3 million and $6.4 million, respectively, at September 30, 2024.

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

	Three months ended September 30, 2024						Three months ended September 30, 2023
(in thousands)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$1,120,639	$11,373	$96,298	$(146)	$7,896	$1,236,060	$16,983	$105,241	$(1,368)	$2,352	$123,208
Gains / (losses) in OCI	89,020	—	—	—	—	89,020	—	—	—	—	—
Gains/(losses) in earnings	—	—	(6,755)	17	(3,742)	(10,480)	—	2,215	250	(4)	2,461
Additions/Issuances	—	—	—	—	1,538	1,538	—	—	—	—	—
Transfer from Level 2	—	—	—	—	6	6	—	—	—	—	—
Settlements(1)	(3,884)	(1,264)	(2,351)	—	(236)	(7,735)	(1,546)	(2,933)	—	—	(4,479)
Balances, end of period	$1,205,775	$10,109	$87,192	$(129)	$5,462	$1,308,409	$15,437	$104,523	$(1,118)	$2,348	$121,190
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(6,755)	$17	$(3,742)	$(10,480)	$—	$2,215	$250	$(4)	$2,461

	Nine months ended September 30, 2024						Nine months ended September 30, 2023
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$—	$13,888	$94,266	$(596)	$552	$108,110	$20,924	$107,383	$(2,210)	$139	$126,236
Gain / (losses) in OCI	106,931	—	—	—	—	106,931	—	—	—	—	—
Gains/(losses) in earnings	—	—	23	467	(1,138)	(648)	—	4,963	1,092	(11)	6,044
Additions/Issuances	—	—	—	—	3,242	3,242	—	—	—	—	—
Transfer from Level 2	1,122,510	—	—	—	5,583	1,128,093	—	—	—	2,220	2,220
Settlements (1)	(23,666)	(3,779)	(7,097)	—	(2,777)	(37,319)	(5,487)	(7,823)	—	—	(13,310)
Balances, end of period	$1,205,775	$10,109	$87,192	$(129)	$5,462	$1,308,409	$15,437	$104,523	$(1,118)	$2,348	$121,190
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$23	$467	$(1,138)	$(648)	$—	$4,963	$1,092	$(11)	$6,044
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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Impaired commercial LHFI	$—	$203,197	$93,712	$296,909	$—	$230,443	$41,432	$271,875
Foreclosed assets	—	37,582	—	37,582	—	24,588	—	24,588
Vehicle inventory	—	330,555	—	330,555	—	311,321	—	311,321
LHFS	—	23,705	357,633	381,338	—	—	140,655	140,655
Auto loans impaired due to bankruptcy	—	147,970	—	147,970	—	154,684	—	154,684

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

The Company has LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans and RICs. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Statement of Operations Location	2024	2023	2024	2023
Impaired LHFI	Credit loss expense / (benefit)	$2,869	$9,097	$343	$21,415
Foreclosed assets	Miscellaneous income, net (1)	—	(290)	(3,983)	(298)
LHFS	Credit loss expense / (benefit)	(33,785)	—	(33,785)	(3,614)
LHFS	Miscellaneous income, net (1)	(8,395)	(18,571)	(9,293)	(24,801)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	5,070	(4,125)	20,807	(5,840)
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at September 30, 2024 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,205,775	DCF	Discount spread	2.75% - 25.00%
			Loss estimate	0.01% -34.50%
			Extension of loan	0 to 60 months
			Expected NOI deterioration	-3.47%
MSRs	$87,192	DCF	CPR (2)	1.75% - 100.00% (7.10%)
			Discount rate (1)	9.81%
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
(1), (2), (3) - See corresponding footnotes to the September 30, 2024 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	September 30, 2024					December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$16,704,983	$16,704,983	$16,704,983	$—	$—	$13,118,428	$13,118,428	$13,118,428	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,637,874	8,671,227	—	8,671,227	—	10,238,714	10,234,487	—	10,234,487	—
Investments in debt securities AFS	6,962,520	6,962,520	14,653	5,742,092	1,205,775	7,039,537	7,039,537	25,409	7,014,128	—
Investments in debt securities HTM	9,554,585	8,201,764	—	8,201,764	—	9,039,704	7,562,523	—	7,562,523	—
Trading securities and other investments (2)	11,302,684	11,302,684	1,858,365	9,438,857	5,462	7,967,875	7,967,874	1,637,908	6,329,030	936
LHFI, net	83,125,048	85,885,299	—	203,197	85,682,102	86,115,156	89,544,115	—	230,443	89,313,672
LHFS	1,385,800	1,385,800	—	1,028,167	357,633	160,118	160,119	—	19,464	140,655
Restricted cash	5,104,259	5,104,259	5,104,259	—	—	5,549,701	5,549,701	5,549,701	—	—
MSRs	87,192	87,192	—	—	87,192	94,266	94,266	—	—	94,266
Derivatives	858,344	858,344	124	858,171	49	1,090,194	1,090,194	4,807	1,085,333	54

Financial liabilities:
Deposits (1)	21,418,338	21,585,739	—	21,585,739	—	19,947,868	20,040,000	—	20,040,000	—
Federal funds purchased and securities loaned or sold under repurchase agreements	18,103,213	18,130,629	—	18,130,629	—	16,290,786	16,289,980	—	16,289,980	—
Trading liabilities	2,465,461	2,465,461	2,218,827	246,634	—	2,699,500	2,699,500	2,371,823	327,293	384
Borrowings and other debt obligations	44,433,441	44,830,200	—	39,912,948	4,917,252	44,144,051	44,107,856	—	36,998,432	7,109,424
Derivatives	928,121	928,121	—	927,943	178	1,472,683	1,472,683	5,914	1,466,119	650
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At September 30, 2024, the fair value of the underlying collateral was $52.5 billion before netting of $34.9 billion, all of which was sold or re-pledged.

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

LHFS

At September 30, 2024 and December 31, 2023, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair market value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2024			December 31, 2023
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,004,462	$977,099	$27,363	$19,464	$19,389	$75
RICs HFI	10,109	10,109	—	13,888	13,888	—
Nonaccrual loans	67	67	—	74	74	—
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	350,119	350,000	119	2,112,292	2,111,293	999
Federal funds purchased and securities loaned or sold under repurchase agreements	100,046	100,000	46	595,414	595,142	272
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $381.3 million and $140.7 million of LHFS at September 30, 2024 and December 31, 2023, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Non-interest income:
Consumer and commercial fees	$104,948	$79,440	$285,027	$258,271
Lease income	535,872	617,962	1,688,602	1,866,968
Capital market revenue	102,075	103,675	316,349	217,561
Miscellaneous income, net
Mortgage banking income, net	15,302	784	48,599	9,624
BOLI	15,640	19,389	49,103	49,485
Net gain on sale of operating leases	17,494	12,922	61,847	55,296
Asset and wealth management fees	73,506	62,523	220,615	185,844
(Loss) / gain on non-mortgage loans	(663)	2,058	(2,629)	(8,147)
Other miscellaneous income / (loss), net	(114,180)	(14,360)	(113,147)	(8,397)
Net gain / (loss) on sale of investment securities	55,117	37,048	184,304	108,556
Total non-interest income	$805,111	$921,441	$2,738,670	$2,735,061
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$32,246	$28,110	$94,542	$92,081
Commission and trailer fees (2)	70,439	56,942	210,809	171,442
Interchange income, net (2)	23,023	18,798	62,825	53,321
Underwriting service fees (2)	80,441	38,147	217,176	107,624
Asset and wealth management fees (2)	66,704	26,520	190,282	87,135
Other revenue from contracts with customers (2)	2,034	7,594	6,786	24,518
Total in-scope of revenue from contracts with customers	274,887	176,111	782,420	536,121
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	55,049	34,601	135,618	115,571
Lease income	535,872	617,962	1,688,602	1,866,968
Other miscellaneous income, net (3)	(115,814)	55,719	(52,274)	107,845
Net gain / (loss) on sale of investment securities	55,117	37,048	184,304	108,556
Total out-of-scope of revenue from contracts with customers	530,224	745,330	1,956,250	2,198,940
Total non-interest income	$805,111	$921,441	$2,738,670	$2,735,061
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Other expenses:
Amortization of intangibles	$9,538	$9,301	$28,664	$29,896
Deposit insurance premiums and other expenses	12,772	16,175	52,528	58,774
Other administrative and miscellaneous expenses	156,911	98,407	388,133	295,191
Total Other expenses	$179,221	$123,883	$469,325	$383,861

NOTE 15. INCOME TAXES

An Income tax benefit of $32.2 million and $74.3 million was recorded for the three months and nine months ended September 30, 2024, respectively, compared to a benefit of $147.8 million and $54.9 million for the corresponding periods in 2023. This resulted in an ETR of (20.0)% for the three months ended September 30, 2024, respectively, compared to (527.5%) for the corresponding period in 2023. The ETR for the three months ended June 30, 2024 was (13.7)%. The quarter over quarter change is primarily the result of a decrease in the annual forecasted pretax income during the third quarter of 2024.

The ETR for the three months ended September 30, 2024 when compared to the same period in 2023, was directly impacted by (i) increase in forecasted pre-tax income in 2024 and (ii) a significant increase in electric vehicle tax credits expected to be generated in the fourth quarter 2023.

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

In December 2021, a framework known as Pillar Two was established by the OECD. Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. It will be effective for some countries in 2024 and others in future years. At this time, the Pillar Two framework has not been adopted by the U.S., but has been adopted by our parent’s jurisdiction. Any potential tax liability associated with SHUSA’s operations is expected to be accrued and paid by Santander.

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

NOTE 15. INCOME TAXES (continued)

The Company had a net deferred tax asset balance of $332.0 million at September 30, 2024 (consisting of a federal deferred tax asset balance of $151.3 million and a state deferred tax asset balance of $180.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a state deferred tax asset balance of $234.3 million and a federal deferred tax liability balance of $84.2 million). The $181.9 million change in net deferred tax asset for the period ended September 30, 2024 was primarily due to a decrease in the deferred tax liability related to leasing transactions. Deferred tax assets includes approximately $21.0 million of investment tax credits the Company expects to sell during the fourth quarter of 2024.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2024	December 31, 2023
	(in thousands)
Commitments to extend credit	$24,798,431	$25,239,691
Letters of credit	1,116,926	1,168,681
Recourse exposure on sold loans	5,302	18,546
Total commitments	$25,920,659	$26,426,918

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

Included within the reported balances for commitments to extend credit at September 30, 2024 and December 31, 2023 were $3.6 billion and $3.1 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2024 was 10.3 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2024 was $1.1 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at September 30, 2024. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2024 and December 31, 2023, the liability related to unfunded lending commitments was $46.4 million and $60.8 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Condensed Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	September 30, 2024	December 31, 2023
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$6,719	$10,302

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of September 30, 2024, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2024 and December 31, 2023 not subject to a market price check was zero.

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

As of September 30, 2024 and December 31, 2023, the Company accrued aggregate legal and regulatory liabilities of approximately $53.0 million (which is disclosed net of approximately $140 million of confirmed insurance recovery receivables included in Other assets in the Condensed Consolidated Balance Sheet) and $12.4 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings, in excess of reserves established, of up to approximately $48.0 million as of September 30, 2024 and $14.6 million as of December 31, 2023. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former guaranteed auto protection products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. SC's appeal is fully briefed and the appellate court heard oral argument on October 8, 2024.

Real Legacy Assurance ERISA Litigation. On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s trustee, actuaries, and other defendants. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure that the plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. On April 4, 2023, the court granted the plaintiffs' motion for class certification. In August 2024, plaintiffs and SSLLC filed a motion seeking approval of a settlement under which SSLLC will pay plaintiffs $400,000 in exchange for a full release. Banco Popular objected to the settlement.

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. On October 14, 2024, the defendants entered into a definitive settlement agreement resolving the litigation. The settlement agreement contemplates a combined payment by defendants of $162.5 million, inclusive of all attorneys' fees and expenses, and a full and complete release of all claims. Of such amount, a substantial majority will be covered by insurance. The court scheduled an approval hearing for December 17, 2024.

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

SanCap

SanCap is cooperating with the SEC in connection with an inquiry focused on compliance with business-related communications on messaging platforms that were not approved by SanCap. The inquiry follows a number of regulatory settlements with other firms covering similar matters.

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

Mezzanine and Stockholder's Equity

On December 21, 2022, the Company issued 500,000 shares of Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027.

On June 15, 2023, the Company issued 1,000,000 shares of Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 21, 2028, dividends accrue on the Series F Preferred Stock on a non-cumulative basis at a rate of 9.380% per annum, payable quarterly in arrears. From and including June 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028.

On December 19, 2023, the Company issued 500,000 shares of Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends accrue on the Series G Preferred Stock on a non-cumulative basis a rate of 8.170% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028.

As of September 30, 2024, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the nine months ended September 30, 2024, the Company declared and paid dividends to its common shareholder, Santander, in the amount of $250.0 million. In addition, during the nine months ended September 30, 2024, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $132.8 million.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $225.6 million and $141.8 million as of September 30, 2024 and December 31, 2023, respectively.

Repurchase Agreements

During the three months and nine months ended September 30, 2024, SanCap entered into intercompany repurchase agreements with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements, which do not eliminate in consolidation, was $617.1 million at September 30, 2024. During the three months and nine months ended September 30, 2024, the amount of income / expense related to this activity was negligible to the overall results of the Company and Santander.

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

Results of Segments

The following tables present certain information regarding the Company’s segments:

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$907,566	$360,730	$92,407	$121,822	$25,909	$53,278	$(178,685)	$1,383,027
Non-interest income	545,680	(39,004)	17,793	20,933	152,849	82,105	24,755	805,111
Credit loss expense / (benefit)	519,758	(82,681)	(12,676)	15,940	(8,344)	—	(658)	431,339
Total expenses	771,970	348,303	50,627	33,381	224,781	70,185	96,460	1,595,707
Income/(loss) before income taxes	161,518	56,104	72,249	93,434	(37,679)	65,198	(249,732)	161,092
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Net interest income / (expense)	$926,581	$407,358	$80,560	$115,388	$48,677	$66,736	$(174,619)	$1,470,681
Non-interest income	623,850	58,682	10,732	8,033	90,219	66,696	63,229	921,441
Credit loss expense / (benefit)	782,505	31,789	(8,292)	55,864	(5,258)	205	(521)	856,292
Total expenses	816,512	360,017	59,041	34,411	159,730	72,911	61,222	1,563,844
Income/(loss) before income taxes	(48,586)	74,234	40,543	33,146	(15,576)	60,316	(172,091)	(28,014)
(1) Refer to corresponding notes above.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$2,716,442	$1,114,655	$270,197	$372,898	$78,945	$167,603	$(556,980)	$4,163,760
Non-interest income	1,721,271	91,604	49,541	56,986	502,304	241,848	75,116	2,738,670
Credit loss expense / (benefit)	1,347,400	360	(54,782)	57,376	(30,443)	—	(2,342)	1,317,569
Total expenses	2,334,758	1,054,475	158,410	102,052	629,680	200,343	228,297	4,708,015
Income/(loss) before income taxes	755,555	151,424	216,110	270,456	(17,988)	209,108	(707,819)	876,846
Total assets	62,094,480	9,891,925	3,977,854	23,621,631	27,474,238	8,137,399	32,821,822	168,019,349
(1) Refer to corresponding notes above.

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Net interest income / (expense)	$2,754,863	$1,219,442	$243,623	$333,455	$170,311	$210,392	$(459,739)	$4,472,347
Total non-interest income	1,924,771	188,389	38,478	25,682	268,014	187,203	102,524	2,735,061
Credit loss expense / (benefit)	1,296,120	238,596	(13,348)	111,931	(19,391)	205	(6,570)	1,607,543
Total expenses	2,466,643	1,093,160	180,572	100,919	398,206	208,931	215,700	4,664,131
Income/(loss) before income taxes	916,871	76,075	114,877	146,287	59,510	188,459	(566,345)	935,734
Total assets	62,945,184	12,601,046	4,871,660	22,488,032	27,502,833	7,404,818	27,839,590	165,653,163
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

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.2 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, SBNA serviced approximately $8.7 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at September 30, 2024 was 4.1% compared to 4.1% at June 30, 2024 and 3.8% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in food services and drinking places, government, health care, social assistance, and construction.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

September 30, 2024
Dow Jones Industrial Average	12.3%
S&P 500	20.8%
NASDAQ Composite	21.2%

At its September 2024 meeting, the FOMC lowered the federal funds rate target range of 4.75% - 5.00%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at September 30, 2024 was 3.80%, down from 3.87% at December 31, 2023.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim based index, decreased from 204 at December 31, 2023 to 203 at September 30, 2024.

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

The failure of several large U.S. banking institutions in early 2023 has led to increased market uncertainty. The Company was not materially impacted by these events; however, changing market conditions are considered a significant risk factor to the Company. These factors have increased competition and pricing on customer deposits over the short and medium term, and heightened market and regulatory focus and reform on liquidity, capital, and interest rate risk. As a result, the FDIC published a rule on November 16, 2023 to charge certain banks a special assessment to recover the costs associated with protecting uninsured depositors following the bank closures during 2023. Based on the initial final rule, SBNA would be required to pay a total of $61.5 million over the course of eight consecutive quarters beginning with the first quarter 2024 assessment period. SBNA accrued for the full amount of the special assessment during the fourth quarter of 2023. In the first quarter of 2024, the FDIC communicated that it would increase the assessment for all banks, which was reported in its June 2024 special assessment invoice. During the second quarter of 2024, SBNA recorded an additional $10.7 million to be paid over the course of two additional quarters. Refer to the “Regulatory Matters” section of this MD&A for further details. These changing market conditions and uncertainty will likely present challenges in the growth of net interest income, and increased credit risk and associated credit loss expense, and could have an overall impact on the Company's results of operations. It is not possible to quantify the impact of changing market conditions, uncertainty, or regulatory action on the Company's results of operations.

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

REGULATORY MATTERS

The activities of the Company and its subsidiaries are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the New York Department of Financial Services.

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of September 30, 2024, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2024, SBNA met the criteria to be classified as “well-capitalized.”

On March 4, 2020, the Federal Reserve adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of September 30, 2024, SHUSA's SCB CET1 minimum requirement was 7.0%. SHUSA’s SCB CET1 minimum requirement increased to 8.0% as of October 1, 2024.

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

The total RWA calculation used in the expanded risk-based approach would be phased in over a three-year period. The requirement to reflect AOCI in regulatory capital would also be phased in over a three-year period. All other elements of the calculation of regulatory capital would apply on the effective date of the final rule. On October 20, 2023, the federal banking agencies announced that they extended the comment period on the capital proposal from November 30, 2023 until January 16, 2024. In addition to pushing back the comment deadline, the Federal Reserve indicated it would begin collecting data to gather more information from the banks affected by the proposal. That data collection also ended on January 16, 2024. The proposed rules and their impact on SHUSA are under review.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 10, 2024, Federal Reserve Chair Jerome Powell indicated during a hearing with the House Financial Services Committee plans for a re-proposal of the rules which would include broad and material changes from the initial proposal. On September 10, 2024, Federal Reserve Vice Chair of Supervision Michael Barr gave a speech informing institutions of the nature of the changes in their current form. Most notably, the rules would be tailored by institution size and, for those with total assets between $100 and $250 billion, a majority of the new requirements would no longer apply. These changes have not yet been made final by the Federal Reserve, and it is expected that an implementation timeline will be released once the regulatory agencies have agreed on the substance of the changes.

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

On June 20, 2024, the FDIC issued a final rule that took effect on October 1, 2024, which revises the IDI resolution planning requirements. The final rule requires IDIs with assets of $100 billion or more, including SBNA, to submit a full resolution plan every three years, with interim supplements filed in the off-years.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. The final rule was issued on November 16, 2023. Under the final rule, the FDIC would collect a special assessment from IDIs at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. In June 2024, the FDIC added an additional assessment to be collected at a quarterly rate of approximately 2.34 basis points over an additional two quarters, resulting in an additional accrual of $10.7 million that was recorded during the second quarter of 2024. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment is a tax-deductible operating expense for IDIs, and the effect on income of the entire amount of the special assessment will occur in one quarter for the IDIs subject to the assessment. The total impact of the special assessment is $72.1 million.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRA

SBNA is subject to the requirements of the CRA, which requires the appropriate federal financial supervisory agency to assess an institution's record of helping to meet the credit needs of the local communities in which it is located. SBNA's current rating is Outstanding, the second consecutive examination period for which SBNA has received the highest rating possible. The OCC takes into account SBNA’s CRA rating in considering certain regulatory applications SBNA makes, including applications related to establishing and relocating branches, and the Federal Reserve does the same with respect to certain regulatory applications the Company makes.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended September 30, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$12,727,793	$222,492	6.99%	$11,523,253	$218,925	7.60%	$3,567	$15,364	$(11,797)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	54,254,688	728,670	5.37%	48,147,107	580,720	4.82%	147,950	77,881	70,069
Federal funds sold and securities purchased under resale or similar agreements, netting	(42,098,401)			(37,774,270)
Federal funds sold and securities purchased under resale or similar agreements, net	12,156,287			10,372,837
AFS	6,867,852	93,057	5.42%	6,360,187	66,773	4.20%	26,284	5,667	20,617
HTM	9,491,578	54,371	2.29%	9,227,351	46,173	2.00%	8,198	1,352	6,846
Trading securities	12,487,618	150,944	4.83%	8,846,360	106,921	4.83%	44,023	44,023	—
Other investments	1,333,486	10,372	3.11%	1,300,741	12,172	3.74%	(1,800)	316	(2,116)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$55,064,614	$1,259,906	9.15%	$47,630,729	$1,031,684	8.66%	$228,222	$167,492	$60,730
LOANS (4):
C&I	10,270,070	117,079	4.56%	13,756,417	125,124	3.64%	(8,045)	(19,831)	11,786
CRE	8,823,284	168,094	7.62%	8,609,794	166,584	7.74%	1,510	4,029	(2,519)
Other commercial loans	7,791,979	104,807	5.38%	7,330,746	88,440	4.83%	16,367	5,825	10,542
Multifamily	10,177,761	125,037	4.91%	10,794,348	134,236	4.97%	(9,199)	(7,594)	(1,605)
Total commercial loans	37,063,094	515,017	5.56%	40,491,305	514,384	5.08%	633	(17,571)	18,204
Consumer loans:
Residential mortgages	4,755,796	43,356	3.65%	4,959,907	43,369	3.50%	(13)	314	(327)
Home equity loans and lines of credit	2,211,267	44,133	7.98%	2,627,286	51,216	7.80%	(7,083)	(8,291)	1,208
Total consumer loans secured by real estate	6,967,063	87,489	5.02%	7,587,193	94,585	4.99%	(7,096)	(7,977)	881
RICs and auto loans	45,296,016	1,491,109	13.17%	44,695,318	1,373,171	12.29%	117,938	18,634	99,304
Personal unsecured	2,936,495	72,155	9.83%	4,601,412	132,212	11.49%	(60,057)	(42,917)	(17,140)
Other consumer	43,391	654	6.03%	70,776	1,090	6.16%	(436)	(413)	(23)
Total consumer	55,242,965	1,651,407	11.96%	56,954,699	1,601,058	11.24%	50,349	(32,673)	83,022
Total loans	92,306,059	2,166,424	9.39%	97,446,004	2,115,442	8.68%	50,982	(50,244)	101,226
TOTAL EARNING ASSETS	147,370,673	3,426,330	9.30%	145,076,733	3,147,126	8.68%	279,204	117,248	161,956
Non-interest bearing assets (5)	24,054,067			26,032,881
TOTAL ASSETS	$171,424,740			$171,109,614
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,419,797	$49,875	1.61%	$12,470,098	$44,848	1.44%	$5,027	$(178)	$5,205
Savings	3,890,971	1,877	0.19%	4,959,909	3,223	0.26%	(1,346)	(598)	(748)
Money market	24,868,556	214,939	3.46%	26,382,035	183,991	2.79%	30,948	(9,715)	40,663
CDs	20,859,378	260,865	5.00%	18,164,247	208,177	4.58%	52,688	32,561	20,127
TOTAL INTEREST-BEARING DEPOSITS	62,038,702	527,556	3.40%	61,976,289	440,239	2.84%	87,317	22,070	65,247
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	63,752,588	860,769	5.40%	50,636,237	675,050	5.33%	185,719	176,749	8,970
Federal funds purchased and securities sold under agreements to repurchase, netting	(42,098,401)			(33,583,913)
Federal funds purchased and securities sold under agreements to repurchase, net	21,654,187			17,052,324
Trading liabilities	3,911,482	45,507	4.65%	2,678,681	33,273	4.97%	12,234	14,224	(1,990)
FHLB advances	2,551,016	28,267	4.43%	7,697,514	98,435	5.12%	(70,168)	(58,394)	(11,774)
Other borrowings	40,691,172	581,204	5.71%	37,032,125	429,448	4.64%	151,756	45,527	106,229
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	68,807,857	1,515,747	8.81%	64,460,644	1,236,206	7.67%	279,541	178,106	101,435
TOTAL INTEREST-BEARING FUNDING LIABILITIES	130,846,559	2,043,303	6.25%	126,436,933	1,676,445	5.30%	366,858	59,761	307,097
Non-interest bearing liabilities (6)	21,862,060			25,744,838
TOTAL LIABILITIES	152,708,619			152,181,771
Mezzanine equity	2,000,000			1,500,000
STOCKHOLDER’S EQUITY	16,716,121			17,427,843
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$171,424,740			$171,109,614
NET INTEREST SPREAD (7)			3.05%			3.38%
NET INTEREST MARGIN (8)			3.75%			4.05%
NET INTEREST INCOME		$1,383,027			$1,470,681

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$12,193,903	$648,631	7.09%	$10,409,463	$572,074	7.33%	$76,557	$94,632	$(18,075)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	54,876,266	2,210,518	5.37%	51,623,580	1,797,354	4.64%	413,164	118,165	294,999
Federal funds sold and securities purchased under resale or similar agreements, netting	(43,696,572)			(37,456,177)
Federal funds sold and securities purchased under resale or similar agreements, net	11,179,694			14,167,403
AFS	6,969,297	287,729	5.50%	6,654,822	199,769	4.00%	87,960	9,843	78,117
HTM	9,148,384	145,165	2.12%	9,359,202	139,719	1.99%	5,446	(2,866)	8,312
Trading securities	11,700,468	414,215	4.72%	8,371,191	282,479	4.50%	131,736	117,311	14,425
Other investments	1,331,942	35,304	3.53%	1,282,981	30,144	3.13%	5,160	1,186	3,974
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$52,523,688	$3,741,562	9.50%	$50,245,062	$3,021,539	8.02%	$720,023	$338,271	$381,752
LOANS (4):
C&I	11,144,201	344,926	4.13%	14,961,759	400,781	3.57%	(55,855)	(144,994)	89,139
CRE	8,934,259	509,984	7.61%	8,407,974	462,271	7.33%	47,713	29,630	18,083
Other commercial loans	7,670,776	306,182	5.32%	7,432,895	255,535	4.58%	50,647	8,372	42,275
Multifamily	10,250,016	376,116	4.89%	10,553,821	377,417	4.77%	(1,301)	(10,320)	9,019
Total commercial loans	37,999,252	1,537,208	5.39%	41,356,449	1,496,004	4.82%	41,204	(117,312)	158,516
Consumer loans:
Residential mortgages	4,734,454	126,678	3.57%	5,064,592	132,225	3.48%	(5,547)	(9,195)	3,648
Home equity loans and lines of credit	2,300,922	136,731	7.92%	2,769,320	152,277	7.33%	(15,546)	(29,662)	14,116
Total consumer loans secured by real estate	7,035,376	263,409	4.99%	7,833,912	284,502	4.84%	(21,093)	(38,857)	17,764
RICs and auto loans	44,543,210	4,353,513	13.03%	44,525,835	3,988,326	11.94%	365,187	1,570	363,617
Personal unsecured	3,517,749	287,297	10.89%	4,462,604	378,035	11.29%	(90,738)	(79,822)	(10,916)
Other consumer	49,685	2,264	6.08%	79,181	2,790	4.70%	(526)	(2,484)	1,958
Total consumer	55,146,020	4,906,483	11.86%	56,901,532	4,653,653	10.90%	252,830	(119,593)	372,423
Total loans	93,145,272	6,443,691	9.22%	98,257,981	6,149,657	8.34%	294,034	(236,905)	530,939
TOTAL EARNING ASSETS	145,668,960	10,185,253	9.32%	148,503,043	9,171,196	8.23%	1,014,057	101,366	912,691
Non-interest bearing assets (5)	24,241,314			26,234,627
TOTAL ASSETS	$169,910,274			$174,737,670
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,395,100	$143,045	1.54%	$12,667,901	$103,584	1.09%	$39,461	$(2,170)	$41,631
Savings	4,081,153	6,275	0.21%	5,067,383	5,890	0.15%	385	(365)	750
Money market	25,009,453	627,713	3.35%	27,027,192	463,852	2.29%	163,861	(31,510)	195,371
CDs	20,401,330	768,460	5.02%	16,335,529	513,170	4.19%	255,290	142,145	113,145
TOTAL INTEREST-BEARING DEPOSITS	61,887,036	1,545,493	3.33%	61,098,005	1,086,496	2.37%	458,997	108,100	350,897
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	63,979,450	2,589,950	5.40%	54,135,129	2,012,023	4.96%	577,927	388,425	189,502
Federal funds purchased and securities sold under agreements to repurchase, netting	(43,696,572)			(34,362,894)
Federal funds purchased and securities sold under agreements to repurchase, net	20,282,878			19,772,235
Trading liabilities	3,678,059	129,342	4.69%	3,245,920	102,964	4.23%	26,378	14,518	11,860
FHLB advances	3,709,297	135,693	4.88%	7,400,964	279,000	5.03%	(143,307)	(135,224)	(8,083)
Other borrowings	39,862,951	1,621,015	5.42%	37,837,815	1,218,366	4.29%	402,649	68,007	334,642
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,533,185	4,476,000	8.84%	68,256,934	3,612,353	7.06%	863,647	335,726	527,921
TOTAL INTEREST-BEARING FUNDING LIABILITIES	129,420,221	6,021,493	6.20%	129,354,939	4,698,849	4.84%	1,322,644	443,826	878,818
Non-interest-bearing liabilities (6)	22,380,568			26,817,620
TOTAL LIABILITIES	151,800,789			156,172,559
Mezzanine equity	2,000,000			895,258
STOCKHOLDER’S EQUITY	16,109,485			17,669,853
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$169,910,274			$174,737,670
NET INTEREST SPREAD (7)			3.12%			3.39%
NET INTEREST MARGIN (8)			3.81%			4.02%
NET INTEREST INCOME		$4,163,760			$4,472,347
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
.

NET INTEREST INCOME

Net interest income decreased $87.7 million and decreased $308.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The most significant factors contributing to these changes were as follows:

•Interest income on loans increased $51.0 million and increased $294.0 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to a decrease in average loan volume of $50.2 million and an increase in average rates of $101.2 million. The nine-month period change is attributable to a decrease in average loan volume of $236.9 million and an increase in average rates of $530.9 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increases are also attributable to interest rate increases.
•Interest income on interest-earning deposits increased $3.6 million and increased $76.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average interest-bearing deposits volume of $15.4 million and a decrease in average rates of $11.8 million. The nine-month period change is attributable to an increase in average interest-bearing deposits volume of $94.6 million and a decrease in average rates of $18.1 million.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $148.0 million and increased $413.2 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $77.9 million and an increase in average rates of $70.1 million. The nine-month period change is attributable to an increase in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $118.2 million and an increase in average rates of $295.0 million.
•Interest income on investment securities increased $76.7 million and increased $230.3 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average investment securities volume of $51.4 million and an increase in average rates of $25.3 million. The nine-month period change is attributable to an increase in average investment securities volume of $125.5 million and an increase in average rates of $104.8 million. These changes are primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $87.3 million and increased $459.0 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributed to an increase in average interest-bearing deposit volume of $22.1 million and an increase in average rates of $65.2 million. The nine-month period change is attributable to an increase in average interest-bearing deposit volume of $108.1 million and an increase in average rates of $350.9 million. The increase in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $279.5 million and increased $863.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The three-month period change is attributable to an increase in average Securities Financing Activities and borrowed funds volume of $178.1 million and an increase in average rates of $101.4 million. The nine-month period change is attributable to an increase in average Securities Financing Activities and borrowed funds volume of $335.7 million and an increase in average rates of $527.9 million. Both changes were mostly attributable to an increase in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $431.3 million and $1.3 billion for the three months and nine months ended September 30, 2024, respectively, compared to a credit loss expense of $856.3 million and $1.6 billion for the corresponding periods in 2023. The credit loss expense during the three months and nine months ended September 30, 2024 was mainly due to RICs and personal unsecured loan charge-offs, partially offset by the decrease in ACL driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans.

Credit loss expense on commercial loans decreased $37.5 million and decreased $76.7 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, primarily driven by improved macroeconomic outlook for certain micro variables and lower exposure, partially offset by rating downgrades in the Multifamily portfolio and the Dealer Floor Plan portfolio.

Credit loss expense on consumer loans decreased $393.7 million and decreased $211.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, primarily driven by release in reserves due to the sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans. Net charge-offs on the consumer loan portfolios decreased $21.4 million and increased $225.5 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, as current year activity reflects normalization in credit performance post-pandemic. In addition, there has been an increase in net charge-offs in the personal unsecured loan portfolio because of high borrowing costs and persistent inflation.

The credit loss expense on unfunded credit losses for the three months and nine months ended September 30, 2024 increased $6.2 million and decreased $1.6 million compared to the corresponding periods in 2023.

NON-INTEREST INCOME

	Three months ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$78,834	$45,294	$211,843	$154,515	$33,540	74.0%	$57,328	37.1%
Commercial fees	26,114	34,146	73,184	103,756	(8,032)	(23.5)%	(30,572)	(29.5)%
Lease income	535,872	617,962	1,688,602	1,866,968	(82,090)	(13.3)%	(178,366)	(9.6)%
Capital market revenue	102,075	103,675	316,349	217,561	(1,600)	(1.5)%	98,788	45.4%
Miscellaneous income, net	7,099	83,316	264,388	283,705	(76,217)	(91.5)%	(19,317)	(6.8)%
Net gains recognized in earnings	55,117	37,048	184,304	108,556	18,069	48.8%	75,748	69.8%
Total non-interest income	$805,111	$921,441	$2,738,670	$2,735,061	$(116,330)	(12.6)%	$3,609	0.1%

Total non-interest income decreased $116.3 million and increased $3.6 million for the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023. These changes were primarily comprised of:

•Consumer fees increased $33.5 million and $57.3 million for the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023, primarily due to an increase in consumer loan fees, increase in consumer deposit fees, and an increase in insurance investment fees. .
•Lease income decreased $82.1 million and $178.4 million for the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023, primarily due to less active leased vehicle units.
•Capital market revenue decreased $1.6 million and increased $98.8 million for the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023, primarily due to an increase in underwriting fees.
•Miscellaneous income, net decreased $76.2 million and $19.3 million for the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023, discussed further below.
•Net gains recognized in earnings increased $18.1 million and $75.7 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, primarily due to an increase from trading securities gains during 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three months ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$15,302	$784	$48,599	$9,624	$14,518	1,851.8%	$38,975	405.0%
BOLI	15,640	19,389	49,103	49,485	(3,749)	(19.3)%	(382)	(0.8)%
Net gain on sale of operating leases	17,494	12,922	61,847	55,296	4,572	35.4%	6,551	11.8%
Asset and wealth management fees	73,506	62,523	220,615	185,844	10,983	17.6%	34,771	18.7%
Gain/(loss) on sale of non-mortgage loans	(663)	2,058	(2,629)	(8,147)	(2,721)	(132.2)%	5,518	67.7%
Other miscellaneous income / (loss), net	(114,180)	(14,360)	(113,147)	(8,397)	(99,820)	(695.1)%	(104,750)	(1,247.5)%
Total miscellaneous income	$7,099	$83,316	$264,388	$283,705	$(76,217)	(91.5)%	$(19,317)	(6.8)%
Miscellaneous income decreased $76.2 million and $19.3 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These changes were primarily comprised of:

•An increase in Mortgage banking income, net, led by servicing fees on multi-family portfolio.
•An increase in Asset and wealth management fees, led by higher brokerage income.
•A decrease in Other miscellaneous income / (loss), net driven by the loss on sale of certain loan portfolios, as discussed in Note 3.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended September 30,		Nine months Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$532,890	$528,465	$1,600,393	$1,519,614	$4,425	0.8%	$80,779	5.3%
Occupancy and equipment expenses	157,017	160,608	473,847	505,226	(3,591)	(2.2)%	(31,379)	(6.2)%
Technology, outside services, and marketing expense	196,345	184,168	575,244	523,190	12,177	6.6%	52,054	9.9%
Loan expense	87,287	86,729	254,822	276,420	558	0.6%	(21,598)	(7.8)%
Lease expense	442,947	479,991	1,334,384	1,455,820	(37,044)	(7.7)%	(121,436)	(8.3)%
Other expenses	179,221	123,883	469,325	383,861	55,338	44.7%	85,464	22.3%
Total general, administrative and other expenses	$1,595,707	$1,563,844	$4,708,015	$4,664,131	$31,863	2.0%	$43,884	0.9%

Total general, administrative and other expenses increased $31.9 million and $43.9 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The most significant factors contributing to these changes were as follows:

•Technology, outside services, and marketing expense increased $12.2 million and $52.1 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, due to increasing technology costs related to continued banking system build-outs.
•Lease expense decreased $37.0 million and $121.4 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, due to lower auto lease volumes resulting in lower depreciation expense.
•Other expenses increased $55.3 million and $85.5 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023, due to increase in regulatory fees and litigation reserves.

INCOME TAX PROVISION

An Income tax benefit of $32.2 million and $74.3 million was recorded for the three months and nine months ended September 30, 2024 compared to a benefit of $147.8 million and $54.9 million for the corresponding periods in 2023. This resulted in an ETR of (20.0)% for the three months ended September 30, 2024 compared to (527.5%) for the corresponding period in 2023. The ETR for the three months ended June 30, 2024 was (13.7)%. The quarter over quarter change is primarily the result of a decrease in the annual forecasted pretax income during the third quarter of 2024.

The ETR for the three months ended September 30, 2024 when compared to the same period in 2023, was directly impacted by (i) increase in forecasted pretax income in 2024 and (ii) a significant increase in electric vehicle tax credits expected to be generated in the fourth quarter 2023.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	September 30, 2024			September 30, 2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$907,566	$360,730	$1,268,296	$926,581	$407,358	$1,333,939	$(65,643)	(4.9)%
Total non-interest income	545,680	(39,004)	$506,676	623,850	58,682	$682,532	$(175,856)	(25.8)%
Credit loss expense / (benefit)	519,758	(82,681)	$437,077	782,505	31,789	$814,294	$(377,217)	(46.3)%
Total expenses	771,970	348,303	$1,120,273	816,512	360,017	$1,176,529	$(56,256)	(4.8)%
Income/(loss) before income taxes	161,518	56,104	$217,622	(48,586)	74,234	$25,648	$191,974	748.5%

Nine months ended	September 30, 2024			September 30, 2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Net interest income	$2,716,442	$1,114,655	$3,831,097	$2,754,863	$1,219,442	$3,974,305	$(143,208)	(3.6)%
Total non-interest income	1,721,271	91,604	$1,812,875	1,924,771	188,389	$2,113,160	$(300,285)	(14.2)%
Credit loss expense	1,347,400	360	$1,347,760	1,296,120	238,596	$1,534,716	$(186,956)	(12.2)%
Total expenses	2,334,758	1,054,475	$3,389,233	2,466,643	1,093,160	$3,559,803	$(170,570)	(4.8)%
Income/(loss) before income taxes	755,555	151,424	$906,979	916,871	76,075	$992,946	$(85,967)	(8.7)%
Total assets	62,094,480	9,891,925	$71,986,405	62,945,184	12,601,046	$75,546,230	$(3,559,825)	(4.7)%

The Company reported total income before income taxes related to its Consumer activities of $217.6 million and $907.0 million for the three months and nine months ended September 30, 2024, respectively, compared to income before income taxes of $25.6 million and $992.9 million for the corresponding periods in 2023. The most significant drivers of these changes were:

•Total non-interest income for Auto decreased $78.2 million and decreased $203.5 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These changes were primarily driven by lower lease income as result of lower volumes.
•Credit loss expense in Auto decreased $262.7 million and increased $51.3 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The increase was driven by higher loan volume and the continued normalization of the net charge-off rate, which was still lower than pre-pandemic levels. The decrease is due to provision releases related to two capital transactions in 2024; partially offset in loss on sale in non-interest income.
•Total non-interest income for CBB decreased $97.7 million and decreased $96.8 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These changes were primarily driven by loss on sale of a personal unsecured loan portfolio.
•Credit loss expense for CBB decreased $114.5 million and decreased $238.2 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These changes were primarily driven by lower balances across most consumer portfolios and provision release on the sale of a personal unsecured loan portfolio; partially offset in loss on sale in non-interest income.
•Total assets in CBB at September 30, 2024 there was a decrease of $2.7 billion compared to the corresponding date in 2023. The decreases were driven by lower loan originations, strategic portfolio sale and home mortgage runoff.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	September 30, 2024			September 30, 2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$92,407	$121,822	$214,229	$80,560	$115,388	$195,948	$18,281	9.3%
Total non-interest income	17,793	20,933	$38,726	10,732	8,033	$18,765	$19,961	106.4%
Credit loss expense / (benefit)	(12,676)	15,940	$3,264	(8,292)	55,864	$47,572	$(44,308)	(93.1)%
Total expenses	50,627	33,381	$84,008	59,041	34,411	$93,452	$(9,444)	(10.1)%
Income/(loss) before income taxes	72,249	93,434	$165,683	40,543	33,146	$73,689	$91,994	124.8%

Nine months ended	September 30, 2024			September 30, 2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Net interest income	$270,197	$372,898	$643,095	$243,623	$333,455	$577,078	$66,017	11.4%
Total non-interest income	49,541	56,986	$106,527	38,478	25,682	$64,160	$42,367	66.0%
Credit loss expense / (benefit)	(54,782)	57,376	$2,594	(13,348)	111,931	$98,583	$(95,989)	(97.4)%
Total expenses	158,410	102,052	$260,462	180,572	100,919	$281,491	$(21,029)	(7.5)%
Income before income taxes	216,110	270,456	$486,566	114,877	146,287	$261,164	$225,402	86.3%
Total assets	3,977,854	23,621,631	$27,599,485	4,871,660	22,488,032	$27,359,692	$239,793	0.9%

The Company reported total income before income taxes related to its Commercial activities of $165.7 million and $486.6 million, for the three months and nine months ended September 30, 2024, respectively, compared to income before income taxes of $73.7 million and $261.2 million for the corresponding periods in 2023. The most significant drivers of these changes were:

•Net interest income in CRE increased $6.4 million and increased $39.4 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. The increases were driven by the beneficial interest in the Structured LLC investment with the FDIC.
•Total non-interest income in CRE increased $12.9 million and increased $31.3 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. The increases were driven by the servicing fees on the beneficial interest in Structured LLC investment with the FDIC.
•Credit loss expense in CRE had a decrease of $39.9 million and a decrease of $54.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were due higher reserve build in 2023 on CRE office assets.
•Credit loss expense in C&I decreased $4.4 million and decreased $41.4 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were due to reserve releases related to lower C&I loan balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$25,909	$48,677	$78,945	$170,311	$(22,768)	(46.8)%	$(91,366)	(53.6)%
Total non-interest income	152,849	90,219	502,304	268,014	62,630	69.4%	234,290	87.4%
Credit loss expense / (benefit)	(8,344)	(5,258)	(30,443)	(19,391)	(3,086)	(58.7)%	(11,052)	(57.0)%
Total expenses	224,781	159,730	629,680	398,206	65,051	40.7%	231,474	58.1%
Income/(Loss) before income taxes	(37,679)	(15,576)	(17,988)	59,510	(22,103)	(141.9)%	(77,498)	(130.2)%
Total assets	27,474,238	27,502,833	27,474,238	27,502,833	(28,595)	(0.1)%	(28,595)	(0.1)%

CIB reported a loss before income taxes of $37.7 million and a loss before income taxes of $18.0 million for the three months and nine months ended September 30, 2024, respectively, compared to a loss before income taxes of $15.6 million and income before income taxes of $59.5 million for the corresponding periods in 2023. Factors contributing to these changes were:

•Net interest income decreased $22.8 million and decreased $91.4 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. The year-to-date decrease was due in part to higher funding costs and decreased loan volumes.
•Total non-interest income increased $62.6 million and increased $234.3 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were due to increased fee income from the CIB build-out strategy and gains on trading activity.
•Total expenses increased $65.1 million and increased $231.5 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were due to continued investment costs related to the CIB build out strategy.

Wealth Management

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$53,278	$66,736	$167,603	$210,392	$(13,458)	(20.2)%	$(42,789)	(20.3)%
Total non-interest income	82,105	66,696	241,848	187,203	15,409	23.1%	54,645	29.2%
Credit loss expense / (benefit)	—	205	—	205	(205)	(100.0)%	(205)	(100.0)%
Total expenses	70,185	72,911	200,343	208,931	(2,726)	(3.7)%	(8,588)	(4.1)%
Income / (Loss) before income taxes	65,198	60,316	209,108	188,459	4,882	8.1%	20,649	11.0%
Total assets	8,137,399	7,404,818	8,137,399	7,404,818	732,581	9.9%	732,581	9.9%

Wealth Management reported income before income taxes of $65.2 million and $209.1 million for the three months and nine months ended September 30, 2024, respectively, compared to income before income taxes of $60.3 million and $188.5 million for the corresponding periods in 2023. The primary factor contributing to these changes was:

•Net interest income decreased $13.5 million and decreased $42.8 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These decreases were primarily driven by higher funding costs.
•Total non-interest income increased $15.4 million and increased $54.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023. These increases were primarily driven by additional transaction fees on increased securities transaction activity and higher foreign exchange client activity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2024	2023	2024	2023	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Net interest income	$(178,685)	$(174,619)	$(556,980)	$(459,739)	$(4,066)	(2.3)%	$(97,241)	(21.2)%
Total non-interest income	24,755	63,229	75,116	102,524	(38,474)	(60.8)%	(27,408)	(26.7)%
Credit loss expense / (benefit)	(658)	(521)	(2,342)	(6,570)	(137)	(26.3)%	4,228	64.4%
Total expenses	96,460	61,222	228,297	215,700	35,238	57.6%	12,597	5.8%
Income / (Loss) before income taxes	(249,732)	(172,091)	(707,819)	(566,345)	(77,641)	(45.1)%	(141,474)	(25.0)%
Total assets	32,821,822	27,839,590	32,821,822	27,839,590	4,982,232	17.9%	4,982,232	17.9%

The Other category reported losses before income taxes of $249.7 million and $707.8 million for the three months and nine months ended September 30, 2024, respectively, compared to losses before income taxes of $172.1 million and $566.3 million for the corresponding periods in 2023. The primary factors contributing to these changes were:

•Net interest income decreased $4.1 million and decreased $97.2 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were mainly due to increased cost of funding.
•Total non-interest income decreased 38.5 million and decreased 27.4 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These decreases were mainly due to prior year gains on swaption derivatives.
•Total expenses increased 35.2 million and increased 12.6 million for the three months and nine months ended September 30, 2024, respectively, compared to the corresponding periods of 2023. These increases were mainly due to increased legal reserves discussed in Note 16.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2024		December 31, 2023		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,826,084	9.8%	$8,747,544	9.4%	$78,540	0.9%
C&I	9,790,851	10.9%	11,181,962	12.0%	(1,391,111)	(12.4)%
Multifamily	9,982,721	11.1%	10,548,905	11.3%	(566,184)	(5.4)%
Other commercial	7,518,806	8.4%	7,476,113	8.0%	42,693	0.6%
Total commercial loans (1)	36,118,462	40.2%	37,954,524	40.7%	(1,836,062)	(4.8)%
Consumer loans secured by real estate:
Residential mortgages	4,519,334	5.0%	4,816,218	5.2%	(296,884)	(6.2)%
Home equity loans and lines of credit	2,169,140	2.4%	2,448,454	2.6%	(279,314)	(11.4)%
Total consumer loans secured by real estate	6,688,474	7.4%	7,264,672	7.8%	(576,198)	(7.9)%
Consumer loans not secured by real estate:
RICs and auto loans	44,929,443	50.2%	43,705,359	47.0%	1,224,084	2.8%
Personal unsecured loans	1,909,725	2.1%	4,062,700	4.4%	(2,152,975)	(53.0)%
Other consumer	40,374	0.1%	59,954	0.1%	(19,580)	(32.7)%
Total consumer loans	53,568,016	59.8%	55,092,685	59.3%	(1,524,669)	(2.8)%
Total LHFI	$89,686,478	100.0%	$93,047,209	100.0%	$(3,360,731)	(3.6)%
Total LHFI with:
Fixed	$63,041,673	70.3%	$65,960,370	70.9%	$(2,918,697)	(4.4)%
Variable	26,644,805	29.7%	27,086,839	29.1%	(442,034)	(1.6)%
Total LHFI	$89,686,478	100.0%	$93,047,209	100.0%	$(3,360,731)	(3.6)%
(1) As of September 30, 2024, the Company had $409.5 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At September 30, 2024, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$98,942	$255,516	$69,641	$6,987	$431,086
C&I	78,083	679,661	286,717	8,825	1,053,286
Multifamily loans	578,707	4,152,861	2,506,828	—	7,238,396
Other commercial	696,482	2,001,576	1,108,174	—	3,806,232
Total Commercial	$1,452,214	$7,089,614	$3,971,360	$15,812	$12,529,000
Residential mortgages	1,045	30,930	575,063	4,221,956	4,828,994
Home equity loans and lines of credit	17,184	11,294	42,213	27,130	97,821
RICs and auto loans	620,871	25,979,993	18,635,970	12	45,236,846
Personal unsecured loans	34,138	1,161,956	303,565	—	1,499,659
Other consumer	1,136	31,657	3,482	4,100	40,375
Total Fixed Rates	$2,126,588	$34,305,444	$23,531,653	$4,269,010	$64,232,695
Variable Rates:
CRE loans	$3,562,935	$4,356,628	$402,551	$96,589	$8,418,703
C&I	1,652,175	6,757,664	472,044	26,755	8,908,638
Multifamily loans	831,251	1,537,519	373,929	1,626	2,744,325
Other commercial	3,503,125	209,449	—	—	3,712,574
Total Commercial	$9,549,486	$12,861,260	$1,248,524	$124,970	$23,784,240
Residential mortgages	214	3,453	104,593	465,698	573,958
Home equity loans and lines of credit	678	1,448	477,538	1,591,655	2,071,319
Personal unsecured loans	3,765	166,165	239,200	936	410,066
Other consumer	—	—	—	—	—
Total Variable Rates	$9,554,143	$13,032,326	$2,069,855	$2,183,259	$26,839,583
Total	$11,680,731	$47,337,770	$25,601,508	$6,452,269	$91,072,278

Commercial

Commercial loans decreased approximately $1.8 billion, or 4.8%, from December 31, 2023 to September 30, 2024. This decrease was primarily attributable to a decrease in C&I loans of $1.4 billion and a decrease in Multifamily loans of $566.2 million, partially offset by an increase in CRE loans of $78.5 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $576.2 million from December 31, 2023 to September 30, 2024. The Company ceased origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $1.2 billion from December 31, 2023 to September 30, 2024. This increase represents new origination activity, offset by collections and transfers out of HFI in connection with the Company's de-consolidation transactions resulting in off-balance sheet securitization. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

During the third quarter of 2024, the Company transferred its financial interests of approximately $507.7 million on-balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet Trust. Refer to Note 7 to these Condensed Consolidated Financial Statements for additional discussion of this transaction.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the third quarter of 2024, the Company transferred an additional $307.4 million of auto RICs from LHFI to LHFS in connection with a planned de-consolidation and transfer to an off-balance sheet Trust, resulting in a release of the ACL in the amount of approximately $33.8 million, offset by a mark to fair value loss on securitization of approximately $8.0 million. This transaction was completed in October 2024.

As of September 30, 2024, 58.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.1% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because of the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $2.2 billion from December 31, 2023 to September 30, 2024. This decrease was primarily attributable to run-off in the portfolio and the sale of approximately $1.3 billion of personal unsecured loans to a third party. The transaction resulted in a loss on sale of approximately $106.8 million, offset by a release of the ACL in the amount of approximately $101.8 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2024, the CRE and multifamily portfolios included the following:

	As of September 30, 2024
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,826,084	46.9%
Multifamily loans (1)	9,982,721	53.1%
Total CRE and multifamily loans	$18,808,805	100.0%
CRE loans by type
Multifamily construction	$3,411,639	18.1%
Office	1,756,703	9.3%
Retail	1,141,937	6.1%
Industrial	1,556,270	8.3%
Other	959,535	5.1%
Total	$8,826,084
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 71% of the total CRE and multifamily portfolio and 14.9% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 9.3% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 6.1% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was;

	As of September 30, 2024
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,790,433	30.8%
New Jersey	2,291,093	12.2%
Texas	1,722,606	9.2%
Massachusetts	1,556,069	8.3%
All other states	7,448,604	39.5%
Total	$18,808,805	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2024	December 31, 2023	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$263,802	$267,537	$(3,735)	(1.4)%
C&I	142,342	143,504	(1,162)	(0.8)%
Multifamily	195,415	97,228	98,187	101.0%
Other commercial	6,496	5,621	875	15.6%
Total commercial loans	608,055	513,890	94,165	18.3%

Consumer loans secured by real estate:
Residential mortgages	54,252	52,718	1,534	2.9%
Home equity loans and lines of credit	71,884	86,332	(14,448)	(16.7)%
Consumer loans not secured by real estate:
RICs and auto loans	2,148,302	2,194,509	(46,207)	(2.1)%
Personal unsecured loans	2,616	21,267	(18,651)	(87.7)%
Other consumer	13,959	15,733	(1,774)	(11.3)%
Total consumer loans	2,291,013	2,370,559	(79,546)	(3.4)%
Total non-accrual loans	2,899,068	2,884,449	14,619	0.5%

OREO	19,482	24,246	(4,764)	(19.6)%
Repossessed vehicles	251,238	265,368	(14,130)	(5.3)%
Other repossessed assets	23,276	1,666	21,610	1,297.1%
Total OREO and other repossessed assets	293,996	291,280	2,716	0.9%
Total non-performing assets	$3,193,064	$3,175,729	$17,335	0.5%

Past due 90 days or more as to interest or principal and accruing interest	$11,614	$7,947	$3,667	46.1%
Non-performing assets as a percentage of total assets	1.9%	1.9%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year-to-date ended
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
ACL to total loan outstanding	7.3%	7.5%	7.3%
ACL	$6,607,819	$6,992,815	$7,057,324
Total loans outstanding	91,072,278	93,207,327	96,435,750
NPL to total loans outstanding	3.2%	3.1%	2.5%
NPL	$2,899,068	$2,884,449	$2,427,582
Total loans outstanding	91,072,278	93,207,327	96,435,750
ACL to NPL	227.9%	242.4%	290.7%
ACL	$6,607,819	$6,992,815	$7,057,324
NPL	2,899,068	2,884,449	2,427,582
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.2%	0.1%
Net charge-offs / (recoveries) during the period	$30,681	$91,924	$24,648
Average amount outstanding	37,999,252	40,904,656	41,356,449
Consumer	3.0%	3.6%	2.5%
Net charge-offs / (recoveries) during the period	$1,671,884	$2,062,520	$1,446,392
Average amount outstanding	55,146,020	56,837,616	56,901,532

Commercial net charge-offs during the period to average loans increased from September 30, 2023 to September 30, 2024. The increase in net charge-offs was primarily due to deterioration in the portfolio and other factors such as high interest rates and persistent inflation. Consumer net charge-offs during the period to average loans increased from September 30, 2023 to September 30, 2024. This increase was primarily due to current year activity in RICs reflecting normalization in credit performance post pandemic. In addition, there has been an increase in net charge-offs in personal unsecured loans portfolio because of high borrowing costs and persistent inflation.

Commercial

Commercial NPLs increased $94.2 million from December 31, 2023 to September 30, 2024. Commercial NPLs accounted for 1.7% of commercial LHFI at September 30, 2024. The change in commercial NPLs was primarily comprised of an increase of $98.2 million in the Multifamily portfolio, a decrease of $3.7 million in the CRE portfolio and a decrease of $1.2 million in the C&I portfolio. The changes in Multifamily NPLs are primarily driven by the impact of the high interest rate environment on customer appraisals.

Consumer Loans Secured by Real Estate

NPLs in the Consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing Consumer loans secured by real estate in foreclosure were $63.3 million or 50.2% of non-performing consumer loans secured by real estate at September 30, 2024, compared to $67.1 million, or 48.3%, at December 31, 2023.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $46.2 million from December 31, 2023 to September 30, 2024. Non-performing RICs and auto loans accounted for 4.8% and 5.0% of total RICs and auto loans at September 30, 2024 and December 31, 2023, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $18.7 million from December 31, 2023 to September 30, 2024. Non-performing personal unsecured loans accounted for 0.1% and 0.5% of total personal unsecured loans at September 30, 2024 and December 31, 2023, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $274.7 million and $201.2 million at September 30, 2024 and December 31, 2023, respectively. Early stage delinquency consumer loans amounted to $5.5 billion and $5.6 billion at September 30, 2024 and December 31, 2023, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $16.6 million from December 31, 2023 to September 30, 2024. The main driver of this is the increase in past due CRE and Multifamily loans due to portfolio deterioration and rating downgrades, partially offset by a decrease in past due auto loans due to seasonal improvement in payment performance.

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

During the three months and nine months ended September 30, 2024, the Company provided loan modifications to customers with an amortized cost basis at September 30, 2024 of $799.6 million and $1.5 billion, respectively, compared to $539.9 million and $1.2 billion for the corresponding periods in 2023. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the three months and nine months ended September 30, 2024 compared to the corresponding periods in 2023 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

ACL

The Company's ACL was $6.6 billion at September 30, 2024, a decrease of $385.0 million from December 31, 2023. The decrease in the ACL was primarily driven by improvement in the macroeconomic outlook for certain macro variables, seasonally expected lower delinquencies in RICs and auto loans, sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans and lower exposure in personal unsecured loans. The ACL for the consumer segment decreased by $345.3 million, and the ACL for the commercial segment decreased $39.7 million for the period ended September 30, 2024 compared to the period ended December 31, 2023. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $60.8 million at December 31, 2023 to $46.4 million at September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	September 30, 2024	December 31, 2023
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,193,561	$3,336,467
FNMA and FHLMC securities	1,929,231	2,038,307
Beneficial Interest in Structured LLC	1,205,775	1,122,510
Other securities (1)	633,953	542,253
Total investment securities AFS	6,962,520	7,039,537
Investment securities HTM:
U.S. government agencies	7,930,634	7,625,337
FNMA and FHLMC securities	1,623,951	1,414,367
Total investment securities HTM	9,554,585	9,039,704
Trading securities	11,302,684	7,967,875
Other investments	1,344,079	1,353,278
Total investment portfolio	$29,163,868	$25,400,394
(1) Other securities primarily include corporate debt securities and ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	September 30, 2024	December 31, 2023	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$14,653	$25,409	$(10,756)	(42.3)%
Corporate debt securities	1,203	31,590	(30,387)	(96.2)%
ABS	632,750	510,663	122,087	23.9%
Beneficial Interest in Structured LLC	1,205,775	1,122,510	83,265	7.4%
MBS(1):
GNMA - Residential	2,671,307	2,792,844	(121,537)	(4.4)%
GNMA - Commercial	507,601	518,214	(10,613)	(2.0)%
FHLMC and FNMA - Residential	1,841,022	1,949,419	(108,397)	(5.6)%
FHLMC and FNMA - Commercial	88,209	88,888	(679)	(0.8)%
Total investments in debt securities AFS	$6,962,520	$7,039,537	$(77,017)	(1.1)%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The unrealized gain / (loss) position of the AFS investment portfolio

(in thousands)	September 30, 2024	December 31, 2023	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(751,763)	$(886,414)	$134,651	(15.2)%
Total unrealized gain	107,360	61	107,299	175900.0%
Total unrealized gain/(loss) position	$(644,403)	$(886,353)	$241,950	(27.3)%

The change in unrealized gains is primarily related to the Beneficial Interest in Structured LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2024 was approximately 7.28 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at September 30, 2024 was approximately 4.69 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 386 investment securities classified as HTM as of September 30, 2024. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2024:

	September 30, 2024
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,759,919	$1,579,606
FHLMC	2,127,635	1,889,819
GNMA (1)	11,482,025	9,771,928
Total	$15,369,579	$13,241,353
(1) Includes U.S. government agency MBS.

GOODWILL

At September 30, 2024, goodwill totaled $2.8 billion and represented 1.6% of total assets and 16.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2023 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2024, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $332.0 million at September 30, 2024 (consisting of a federal deferred tax asset balance of $151.3 million and a state deferred tax asset balance of $180.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a state deferred tax asset balance of $234.3 million and a federal deferred tax liability balance of $84.2 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS

The Company reported deposits of $77.5 billion and $77.1 billion at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, SBNA had $76.5 billion of U.S.-based deposits, including $4.6 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $29.3 billion and $26.3 billion at September 30, 2024 and December 31, 2023, respectively, and represented approximately 38% and 35% of all U.S. deposits at September 30, 2024 and December 31, 2023, respectively.

During the third quarter of 2024, SBNA began participating in a network that offers FDIC deposit placement services. This network spreads a customer's large deposit account among interconnected banks to increase the FDIC insurance coverage for that customer and to help the Bank retain the customer and the relationship.

SBNA attracts deposits primarily through its retail branch network located within the Mid-Atlantic and Northeastern areas of the United States, located throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware, with two locations outside this region in Florida. Many of these deposit customers have more than one bank product including small business loans, middle market, large and global commercial loans, multi-family loans, and auto and other consumer loans. In addition, SBNA obtains deposits through third-party brokerage firms.

The following shows the Company's deposits by business as of September 30, 2024:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$39,015,321	$10,048,506	$4,604,612	$3,133,298	$6,123,797	$62,925,534
Non-interest-bearing demand deposits	8,620,808	3,350,708	96,784	2,508,889	41,744	14,618,933
Total deposits (1)	$47,636,129	$13,399,214	$4,701,396	$5,642,187	$6,165,541	$77,544,467
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the third quarter of 2024, deposits remained stable across our commercial businesses with changes to overall deposit balances being primarily driven by increases in strategic deposits in CIB and wealth management, offset by decreases in consumer and other businesses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2024 and 2023, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2024 and 2023, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at September 30, 2024:

	SHUSA

	September 30, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.72%	6.50%	4.50%
Tier 1 capital ratio	14.57%	8.00%	6.00%
Total capital ratio	16.67%	10.00%	8.00%
Leverage ratio	9.78%	5.00%	4.00%

	SBNA

	September 30, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	16.91%	6.50%	4.50%
Tier 1 capital ratio	16.91%	8.00%	6.00%
Total capital ratio	18.17%	10.00%	8.00%
Leverage ratio	11.96%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2023, the Company had $6.7 billion of notional in fair value hedges which decreased to $5.9 billion at September 30, 2024. Refer to the notional and fair value of these hedging instruments in Note 12 to these Condensed Consolidated Financial Statements.

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

During the nine months ended September 30, 2024, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions totaling approximately $14.0 billion, including CLNs of:

•securitizations on SC's SDART platform for approximately $5.9 billion
•securitizations on SC's DRIVE platform for approximately $2.4 billion
•lease securitizations on SBNA's SBALT platform for approximately $4.0 billion
•issuance of retained bonds for approximately $0.5 billion
•issuance of CLNs for approximately $0.2 billion
•off-balance sheet securitizations on SBNA's SBAT platform for approximately $1.0 billion

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA and its subsidiaries CIB business activities. At September 30, 2024, SHUSA had $4.0 billion in available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	September 30, 2024			June 30, 2024
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$13,290,976			$10,236,609
Liquidity from released government deposit collateral (1)	2,819,609	—	2,819,609	2,881,548	—	2,881,548
Liquidity from unencumbered securities	2,541,268	—	2,541,268	1,968,218	—	1,968,218
FHLB	16,490,977	2,283,823	14,207,154	16,717,010	2,817,855	13,899,155
FRB:
Discount window	12,819,626	—	12,819,626	12,339,060	—	12,339,060
Total available liquidity			$45,678,633			$41,324,590
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At September 30, 2024, unencumbered highly liquid assets (cash and cash equivalents and investments in debt securities AFS exclusive of securities pledged as collateral) totaled approximately $25.7 billion. This amount represented 33.1% of total deposits at September 30, 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

	Nine months ended September 30,		YTD Change
(in thousands)	2024	2023	Increase/(Decrease)
Net cash flows from operating activities	$(1,273,402)	$409,564	$(1,682,966)
Net cash flows from investing activities	1,741,095	1,975,456	(234,361)
Net cash flows from financing activities	2,673,420	(2,837,379)	5,510,799

Cash flows from operating activities

Net cash flow from operating activities decreased by $1.7 billion from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, primarily due to the change in net trading activity and an increase in originations and purchases of LHFS, offset by an increase in proceeds from the sales of and collections on LHFS during the nine months ended September 30, 2024.

Cash flows from investing activities

Net cash flow from investing activities decreased by $234.4 million from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, primarily driven by the net change in Securities Financing Activities and an increase in purchases of HTM investment securities, offset by an increase in proceeds from sales of LHFI.

Cash flows from financing activities

Net cash flow from financing activities increased by $5.5 billion from the nine months ended September 30, 2023 to the nine months ended September 30, 2024, primarily driven by the net change in borrowings activity, an increase in deposits activity, and net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $2.2 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of September 30, 2024, there was an outstanding balance of $861.2 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $5.1 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of September 30, 2024, there was an outstanding balance of $1.9 billion on these facilities in the aggregate. These facilities reduced advance rates in the event of delinquency, credit loss, as well as various other metrics exceeding specific thresholds.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of September 30, 2024, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $23.0 billion.

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

At September 30, 2024, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of September 30, 2024, the Company had total contractual cash obligations of $91.7 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. Of this amount, approximately $54.6 billion of the total contractual cash obligations is due within one year. In addition, the Company had other commitments of $25.9 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $7.4 billion of the other commitments is due within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of September 30, 2024, the Company had 530,391,043 shares of common stock outstanding.

During the nine months ended September 30, 2024, the Company paid dividends of $250.0 million on its common stock and $132.8 million on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2024 and December 31, 2023:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2024	December 31, 2023
Down 200 basis points	(5.84)%	(4.14)%
Down 100 basis points	(2.77)%	(1.94)%
Up 100 basis points	2.55%	1.82%
Up 200 basis points	5.01%	3.63%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2024 and December 31, 2023.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2024	December 31, 2023
Down 200 basis points	4.22%	6.68%
Down 100 basis points	3.14%	4.05%
Up 100 basis points	(4.19)%	(4.49)%
Up 200 basis points	(8.54)%	(8.76)%

As of September 30, 2024, the Company’s profile reflected an increase of MVE of 3.14% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.19% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of September 30, 2024 (the "Evaluation Date"). Based on this evaluation, our CEO and CFO have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds ten blocked accounts for seven customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the nine months ended September 30, 2024, were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the nine months ended September 30, 2024.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the nine months ended September 30, 2024 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2024 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 6, 2024	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 6, 2024	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President