Form 10-K
period 2024-12-31
Santander Holdings USA, Inc.
filed 2025-03-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024

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
Number of shares of common stock outstanding at February 28, 2025: 530,391,043 shares

Since all of the registrant’s common stock is owned by Banco Santander, S.A., a reporting company under the Securities Exchange Act of 1934, and as of December 31, 2024, the registrant does not have publicly held equity securities, it has determined that it meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is omitting certain items (Items 10-13 and Exhibit 21) from this Annual Report on Form 10-K as permitted under General Instruction I of Form 10-K.
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
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of this Form 10-K.

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

2022 Resolution Plan: the Section 165(d) Resolution Plan most recently filed by Santander in June 2022.	CRE: Commercial Real Estate
ABS: Asset-backed securities	DCF: Discounted cash flow
ACL: Allowance for credit losses	DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ADRs: American Depositary Receipts	DIF: Deposit Insurance Fund
AFS: Available-for-sale	DOJ: Department of Justice
AI: Artificial Intelligence	DPD: days past due
ALLL: Allowance for loan and lease losses	DRIVE: Drive Auto Receivables Trust, a securitization platform
AOCI: Accumulated other comprehensive income	DTI: Debt-to-income
APS: Amherst Pierpont Securities LLC, now known as Santander US Capital Markets LLC	EAD: Exposure at default
ASC: Accounting Standards Codification	EFG: Enterprise Financial Group
ASU: Accounting Standards Update	EIR: Effective interest rate
ATM: Automated teller machine	ESG: Environmental, Social, and Governance
BHC: Bank holding company	ETR: Effective tax rate
BHCA: Bank Holding Company Act of 1956, as amended	EU: European Union
BOLI: Bank-owned life insurance	Evaluation Date: December 31, 2024
Brokers: Independent parties	Exchange Act: Securities Exchange Act of 1934, as amended
Broker-Dealers: SanCap and SSLLC	FASB: Financial Accounting Standards Board
BSI: Banco Santander International	FBO: Foreign banking organization
C&I: Commercial and Industrial Banking	FDIA: Federal Deposit Insurance Corporation Improvement Act
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FDIC: Federal Deposit Insurance Corporation
CBB: Consumer and Business Banking	Federal Reserve: Board of Governors of the Federal Reserve System
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FFIEC: Federal Financial Institutions Examination Council
CCAR: Comprehensive Capital Analysis and Review	FHLB: Federal Home Loan Bank
CD: Certificate of deposit	FHLMC: Federal Home Loan Mortgage Corporation
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FICO®: Fair Isaac Corporation credit scoring model
CEO: Chief Executive Officer	FINRA: Financial Industrial Regulatory Authority
CET1: Common equity Tier 1	FNMA: Federal National Mortgage Association
CEVF: Commercial Equipment Vehicle Financing	FOMC: Federal Open Market Committee
CFPB: Consumer Financial Protection Bureau	FRB: Federal Reserve Bank
CFO: Chief Financial Officer	FVO: Fair value option
CFTC: Commodity Futures Trading Commission	GAAP: Accounting principles generally accepted in the United States of America
CIB: Corporate and Investment Banking	GDP: Gross domestic product
CISO: Chief Information Security Officer	GLBA: Gramm-Leach-Bliley Act
CLN: Credit-linked note	GNMA: Government National Mortgage Association
CLTV: Combined loan-to-value	GSIB: globally systemically important bank
CME: Chicago Mercantile Exchange	HFI: Held-for-investment
Company: Santander Holdings USA, Inc.	HFS: Held-for-sale
COSO: Committee of Sponsoring Organizations	HPI: Housing Price Index
Covered Fund: a hedge fund or a private equity fund	HR: Human Resources
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	HTM: Held-to-maturity
CPR: constant prepayment rate	IDI: insured depository institution
CRA: Community Reinvestment Act	IFRS: International Financial Reporting Standards
CRD IV: Capital Requirements Directive IV

IHC: U.S. intermediate holding company	S&P: Standard & Poor's
IRC: Internal Revenue Code	SanCap: Santander US Capital Markets LLC
IRS: Internal Revenue Service	Santander: Banco Santander, S.A.
ISDA: International Swaps and Derivatives Association, Inc.	Santander UK: Santander UK plc
IT: Information technology	SBAT: SBNA Auto Trust
LCR: liquidity coverage ratio	SBALT: SBNA Auto Lease Trust
LGD: Loss given default	SBNA or the Bank: Santander Bank, National Association
LHFI: Loans held for investment	SBC: Santander BanCorp and its subsidiaries
LHFS: Loans held for sale	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCARF: Santander Consumer Auto Receivables Funding
LOD: Line of defense	SCART: Santander Consumer Auto Receivables Trust
LTD: Long-term debt	SCB: stress capital buffer
LTV: Loan-to-value	SCF: Statement of cash flows
MBS: Mortgage-backed securities	SDART: Santander Drive Auto Receivables Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SDGT: Specially Designated Global Terrorist
MMNA: Mitsubishi Motors North America, Inc.	SEC: Securities and Exchange Commission
Moody’s: Moody's Investors Service, Inc.	Securities Act: Securities Act of 1933, as amended
MPLFA: Ten-year master private-label financing agreement with Stellantis	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MSPA: Master Securities Purchase Agreement	Series E Preferred Stock: the Company’s 8.410% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
MSR: Mortgage servicing right	Series F Preferred Stock: the Company’s 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
MVE: Market value of equity	Series G Preferred Stock: the Company’s 8.170% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
NCI: Non-controlling interest	SHUSA: Santander Holdings USA, Inc.
NFA: National Futures Association	SIS: Santander Investment Securities Inc.
NMDs: non-maturity deposits	SOFR: Secured Overnight Financing Rate
NMTC: New market tax credits	SPAIN: Santander Private Auto Issuing Note
NPL: Non-performing loan	SPE: Special purpose entity
NPR: notice of proposed rule-making	SSLLC: Santander Securities LLC
NYDFS: New York State Department of Financial Services	Stellantis: Fiat Chrysler Automobiles U.S. LLC's parent Stellantis N.V. and/or any affiliates
NYSE: New York Stock Exchange	Structured LLC: Structured limited liability company established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure
OCC: Office of the Comptroller of the Currency	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OCI: Other comprehensive income	TBV: tangible book value
OEM: Original equipment manufacturer	TDR: Troubled debt restructuring
OIS: Overnight indexed swap	TLAC: Total loss-absorbing capacity
OREO: Other real estate owned	TLAC Rule: The Federal Reserve's TLAC rule
OTC: Over-the-counter	Trusts: Securitization trusts
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	UPB: Unpaid principal balance
PCH: Pierpont Capital Holdings LLC, now known as Santander Capital Holdings LLC	USD: United States dollar
PCD: purchased credit-deteriorated	U.S. MEs: U.S. material entities of Santander
PD: Probability of default	VaR: Value at risk
RIC: Retail installment contract	VIE: Variable interest entity
ROU: Right-of-use	VOE: Voting interest entity
RV: Recreational vehicle	YTD: Year-to-date
RWA: Risk-weighted asset

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

Acquisition of SC Common Stock

In August 2021, SHUSA entered into a definitive agreement whereby SHUSA agreed to acquire all of the outstanding shares of SC Common Stock not already owned by SHUSA. Under the terms of the definitive agreement, a wholly-owned subsidiary of SHUSA commenced a tender offer to acquire all outstanding shares of SC Common Stock that SHUSA did not already own at a price of $41.50 per share in cash. The transaction was completed on January 31, 2022, at which time SHUSA acquired the remaining 19.8% NCI in SC for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of the acquisition, Additional paid-in capital decreased by $591.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

Acquisition of PCH

On April 11, 2022, SHUSA acquired 100% ownership of PCH, parent company of APS, an institutional fixed-income broker dealer and a designated primary dealer by the FRB of New York, for approximately $448 million. With the addition of PCH, the Company significantly enhanced its infrastructure and capabilities with respect to U.S. fixed-income capital markets. The transaction provides the Company a platform for self-clearing of fixed-income securities, growing its institutional client footprint, and expanding its structuring and advisory capabilities for asset originators. APS had approximately 230 employees serving more than 1,300 active institutional clients from its headquarters in New York and offices in Chicago, San Francisco, Austin, other U.S. locations and Hong Kong.

The acquisition was accounted for as a business combination, with the assets and liabilities of PCH recorded at fair value. Goodwill of approximately $171 million was recorded and assigned to the CIB reporting unit. In addition to goodwill, the Company recorded $39 million of amortizing intangible assets, primarily related to customer relationships and acquired technology. Intangibles are amortized over their estimated useful lives of nine and three years for customer relationships and technology, respectively.

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

•The Auto segment includes the Company's consumer and commercial auto loans and leases and the Company's commercial loans to dealers and dealer floorplan financing products. This includes the Company's specialized consumer finance subsidiary focused on vehicle finance and third-party servicing. The specialized consumer finance subsidiary's primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders.
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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services and includes the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America.

People and Environment

Our responsible growth strategy includes a focus on addressing global sustainability challenges. We are committed to compliance with all applicable federal, state, and local laws, while contributing to the effective transition towards an efficient and sustainable economy by reducing our environmental footprint, and identifying, assessing, and managing climate-change-related risks and opportunities applicable to us and our clients in order to build a comprehensive sustainable financial proposition.

Our strategy includes:
•Empowering people and business by expanding access to capital, financial education, and training opportunities.
•Supporting our customers with their climate and sustainability-related goals and achieving our sustainability goals; and
•Fostering inclusive communities by meeting the needs of underserved individuals and communities and by championing a culture that benefits our employees, customers and communities.

Our three most significant climate-related opportunities are:
•Continued financing of renewable energy sources;
•Development of products and services that provide solutions that assist our clients as they seek to meet their goals to transition to a low-carbon economy, and that result in greater diversification, competitive advantage, and increased revenue; and
•Resource efficiencies to reduce environmental impact, operational costs, and increase the value of fixed assets.

We are committed to supporting a more sustainable economy by seeking to reduce the environmental impact of our operations and cultivating sustainable business practices. Our efforts include, but are not limited to, providing competitive compensation and benefits to our employees and supporting our communities through our $13.6 billion Community Plan investments through 2025. We continue to make progress towards meeting our goals in these areas.

Human Capital Management

Our employees are central to our Company’s success. Our Company invests significant resources to maintain a company culture that is Simple, Personal and Fair and to attract, develop and retain the high-caliber workforce needed to meet our corporate goals. We invest in our employees by seeking to create an engaging and collaborative work environment, providing competitive compensation and benefits, quality training and development opportunities, and ensuring a safe and healthy workplace.

Human Resources Teams

Our HR teams are responsible for:

•Culture and Employee Engagement – responsible for employee experience, employee engagement, strategy and best practices, corporate events, and HR communications that promote a unified “One Santander” culture.
•Total Rewards – responsible for compensation and benefits strategy and consulting with the business on compensation matters and compensation governance, as well as payroll, benefits, and human capital management support.
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

Culture and Employee Engagement

We promote organizational success at the Company by cultivating an employee-centric and growth-oriented culture. Our corporate values, Simple, Personal and Fair, are reflected in our five corporate behaviors – Think Customer, Embrace Change, Act Now, Move Together and Speak Up. These corporate behaviors serve as our foundation for maintaining a respectful environment for our employees as they encompass accountability, engagement and collaboration. We focus on supporting the employee journey through events, activities and milestones, highlighting moments that matter, and ensuring that employees have the resources and support they need to continue to grow and thrive at the Company.

Total Rewards

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

Our workforce across SHUSA was approximately 10,700 employees at December 31, 2024. None of our employees are represented by a collective bargaining agreement. At December 31, 2024, the Company's 12-month rolling voluntary attrition rate was 10.2%.

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

Health and Wellness

The Company is committed to the health and safety of our employees. As such, we invest in programs designed to improve physical, mental, and financial well-being. During 2024, the Company sponsored three medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, and condition management and support. To help ensure that healthcare is accessible for all employees, the Company maintains a lower cost medical plan that is entirely co-pay based, has no deductible and includes inclusive family planning benefits.

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

FDIC insurance premium expenses, inclusive of the special assessment above, were $64.3 million and $139.6 million for the years ended December 31, 2024 and 2023, respectively. Refer to the Deposit Insurance and Assessments Section of "Regulatory Matters" for additional details on the FDIC special assessment.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, IDIs must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2024, SBNA met the criteria to be classified as “well capitalized.”

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

Any dividends declared and paid have the effect of reducing SBNA’s Tier 1 capital to average consolidated assets and risk-based capital ratios. During 2024, 2023, and 2022, SBNA did not pay dividends to SHUSA.

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

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. Each FHLB is owned by its member institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $211.2 million as of December 31, 2024, compared to $287.1 million at December 31, 2023. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $16.0 billion at December 31, 2024, and had outstanding advances from the FHLB of $4.7 billion. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $17.0 million and $22.4 million in dividends on its stock in the FHLB of Pittsburgh in 2024 and 2023, respectively.

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

In 2020, the California Consumer Privacy Act took effect, requiring for-profit businesses which conduct business in California to, among other things, notify affected individuals when there has been a security breach of their personal data, and imposes increased privacy and security obligations of entities handling certain personal information of individuals. Other states are considering analogous legislation.

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

Securities and Investment Regulation

The Company conducts its securities and investment business activities through its subsidiaries SanCap and SSLLC. SanCap and SSLLC are registered broker-dealers with the SEC and members of FINRA. SanCap's activities include investment banking, acting as a market maker of U.S. fixed-income securities and self-clearing fixed-income securities, and trading and offering research reports of Latin American and European equity and fixed income securities. SSLLC is also a registered investment adviser with the SEC. BSI conducts certain securities transactions exempt from SEC registration on behalf of its clients.

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

•Pandemics and public health emergencies can affect our business. Pandemics and public health emergencies can affect our business. Closures, disruptions to businesses and other actions that could restrict economic activity in the U.S. due to pandemics or other public health emergencies may result in adverse effects on our customers and our business.

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

•We utilize AI, which could expose us to liability or otherwise adversely affect our business.

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

Despite the long-term expansion of the U.S. economy, some uncertainty remains regarding U.S. monetary policy and the future economic environment. There can be no assurance that economic conditions will continue to improve. Such economic uncertainty could have an adverse effect on our business and results of operations. A downturn of the economic expansion or failure to sustain the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry. In addition, dislocations in international trade such as interruptions in international supply chains or implementation of tariffs may impact prices and demand for goods and services and lead to lower levels of business and possible declining creditworthiness of customers. Growing protectionism and trade tensions could have a negative impact on the U.S. and global economies, and impact our operating results, financial condition and prospects.

These concerns continue even as the global economy recovers. If countries with significant economies default on their debt or experience a significant widening of credit spreads, it may delay or weaken economic recovery, adversely affect financial institutions and bank systems related to that region, result in the exit of member states from organizations such as the Eurozone or contribute to other more severe economic and financial conditions. If realized, these risk scenarios could contribute to severe stress and adverse consequences for global financial markets, likely affecting the economy and capital markets in the United States as well. In addition, public concern related to the ability of the U.S. government to agree on federal budgetary matters, or that the government may have a total or partial shutdown, may adversely affect the U.S. economy and increase the risk of economic instability or market volatility.

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

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest rate caps and tax policies. For example, in 2025 a new U.S. presidential administration took office. In recent months, commentary by certain people associated with the new administration suggests that it may seek to reduce or eliminate incentives for manufacturers and consumers of electric vehicles and the building of new wind farms for the production of wind energy. Our businesses include financing the sale of electric vehicles and financing the creation of renewable energy developments such as wind farms. Governmental policies that disincentivize these industries and projects could therefore lead to reductions in our revenue. In general, growth, asset quality and profitability may be affected by volatile macroeconomic and political conditions.

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

In addition, inconsistency among federal, state and local regulatory requirements could make our continuing ability to comply with all of the regulatory requirements to which we are or may become subject more challenging.

Moreover, the volume, granularity, frequency and scale of regulatory and other reporting requirements necessitate a clear data strategy to enable consistent data aggregation, reporting and management. Inadequate management information systems or processes, including those relating to risk data aggregation and risk reporting, could lead to a failure to meet regulatory reporting requirements or other internal or external information demands that may result in supervisory measures.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Under such rules, the Federal Reserve expects BHCs such as the Company to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of BHCs, including capital distributions such as dividend payments or stock repurchases. As a Category IV IHC under Federal Reserve regulations, we are required to submit a capital plan to the Federal Reserve on an annual basis. We are also subject to supervisory stress testing on a two-year cycle. Our categorization as a Category IV IHC could change depending on the scope and composition of our activities. If this categorization changes, we would be subject to enhance prudential standards tailored to our risk profile.

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

In recent years, certain U.S. financial institutions have failed and become administered by the FDIC as receiver. Under FDIC receivership, aspects of failed banks may be auctioned or sold to other financial institutions, increasing risks related to consolidation in the banking industry described in greater detail in the "Business and Industry Risks" section below. Such failures may also lead the FDIC to request higher FDIC assessments from banks due to the DIF falling below minimum required levels, or the FDIC requiring special FDIC assessments related to specific bank failures, and lead to banking regulators introducing new or more stringent regulatory requirements and expectations.

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

In addition, the FASB’s Topic 326 Financial Instruments - Credit Losses, establishes a single allowance framework for financial assets carried at amortized cost. Under this standard, companies must recognize credit losses on these assets equal to management’s estimate of credit losses over the assets’ remaining expected lives. It is possible that our ongoing reported earnings and lending activity will be impacted negatively as a result of the application of this accounting standard. See “Changes in accounting standards could impact reported earnings” below.

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

We rely, and will continue to rely, primarily on deposits to fund lending activities. The ongoing availability of this type of funding is directly related to our solvency and the success of our policies. It is also sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of depositors in the economy in general, and the financial services industry in particular, as well as competition among banks and non-banks for deposits. Online and mobile banking services may allow customers to withdraw their deposits or send funds to other accounts with short notice. Additionally, account owners with uninsured deposits may be more likely to withdraw their deposits. Any of these factors could significantly increase the amount of significant deposit withdrawals in a short period of time, thereby reducing our ability to access deposit funding in the future on appropriate terms, or at all. If these circumstances were to arise, they could have a material adverse effect on our operating results, liquidity, financial condition and prospects.

Difficulties or liquidity issues faced by certain financial entities could cause withdrawals of deposits from those entities and volatility in U.S. and international markets. The spread or potential spread of these or other issues to the broader financial sector could have a material adverse impact on our operating results, financial condition and prospects.

We anticipate that our customers will continue to make deposits (particularly demand deposits and short-term time deposits) in the near future, and we intend to maintain our emphasis on the use of banking deposits as a source of funds. While we expect the implementation of SBNA’s new online banking platform Openbank will facilitate our acquisition of additional deposits, there can be no assurance that we will be able to implement and integrate this system with our other banking systems seamlessly and efficiently. Moreover, the short-term nature of some deposits could cause liquidity problems for us in the future if deposits are not made in the volumes we expect or are not renewed. If a substantial number of our depositors withdraw their demand deposits, or do not roll over their time deposits upon maturity, we may be materially and adversely affected.

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

Credit ratings affect the cost and other terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, and their ratings of our debt are based on internal methodologies dependent on a number of factors, including our financial strength and conditions affecting the financial services industry generally.

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

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2024, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

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

Interest rate risk arises from movements in interest rates that reduce the value of a financial instrument or portfolio. It can affect loans, deposits, debt securities, most assets and liabilities held for trading, and derivatives. Interest rates are highly sensitive to many factors beyond our control, including increased regulation of the financial sector, monetary policies, domestic and international economic and political conditions, and other factors. Variations in interest rates could affect our net interest income, which comprises the majority of our revenue, reducing our growth rate and potentially resulting in losses. This is a result of the different effect a change in interest rates may have on the interest earned on our assets and the interest paid on our borrowings. In addition, we may incur costs (which, in turn, will impact our results) as we implement strategies to reduce future interest rate exposure.

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

Recent government fiscal and monetary policies and other factors have led to increased inflation in the U.S. and globally

Governmental and regulatory authorities throughout the world implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households. These fiscal and monetary policy measures accelerated the economic recovery in 2021, but in turn significantly increased public debt and introduced risks of economic overheating in certain countries. In 2022, inflationary pressures intensified due to a number of factors, including the revitalization of demand for consumer goods, labor shortages, supply chain issues, and the rise in the prices of energy, oil, gas and other commodities exacerbated by the war in Ukraine. In an effort to contain inflation, central banks increased interest rates during 2022 and 2023, contributing to a slowdown of the global economy. During 2023 and 2024, inflation slowly converged towards central banks' objectives, allowing central banks to reduce rates beginning in mid-2024. Prolonged periods of high inflation could result in higher operating costs, a decrease in the purchasing power of families with a consequent increase in delinquencies in our credit portfolios, and lower economic growth derived from the tightening of monetary and fiscal policies aimed at containing inflation, among other risks, any of which could have a material adverse effect on our operations, financial condition and prospects.

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

Some of our tools and metrics for managing risk are based on our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses therefore could be significantly greater than the historical measures indicate. In addition, our statistical models do not take all risks into account. Our approach to managing risks could prove insufficient, exposing us to material unanticipated losses. We could face adverse consequences as a result of decisions based on models that are poorly developed, implemented, or used, or as a result of a modeled outcome being misunderstood or used of for purposes for which it was not designed, or if the data or inputs of the models were incorrect or insufficient. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere or seek to limit transactions with us. This could have a material adverse effect on our reputation, operating results, financial condition, and prospects.

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
•manage a growing number of entities without over-committing management or losing key personnel; and
•operate and implement SBNA’s new online banking platform Openbank with our other banking systems seamlessly and efficiently.

Any failure to manage growth effectively could have a material adverse effect on our financial condition and results of operations.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality, interest rate environment, or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2024, 2023, or 2022; however, based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill of up to $2.8 billion attributable to one or more of the Company's reporting units in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely but would adversely affect our results of operations and stockholder's equity.

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

While negative public opinion once was primarily a response to adverse coverage in traditional news media, increased use of social media platforms has resulted in rapid dissemination of information and misinformation, which can magnify potential harm to the Company’s reputation. We may be the subject of misinformation and misrepresentations deliberately propagated in media or social media to harm our reputation or for other deceitful purposes, including by others seeking to gain an illegal market advantage by spreading false information about us. There can be no assurance that we will be able to neutralize or contain false information that may be propagated regarding the Company, which could have an adverse effect on our operating results, financial condition and prospects.

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

SBNA engages in transactions with its affiliates that may not be on favorable terms to the affiliate.

Federal banking laws establish numerous requirements for transactions banks have with their affiliates, including that such transactions be on terms and conditions that are at least as favorable to the bank as those prevailing at the time for comparable transactions the bank has with non-affiliates.

SBNA enters into many transactions with its affiliates in the ordinary course of business, including agreements pursuant to which SHUSA may render services, such as administrative, accounting, finance, treasury, legal services and others.

SBNA is likely to continue to engage in transactions with affiliates and such transactions are not required to be and may not be considered favorable to SHUSA.

Risks Related to Pandemics and Public Health Emergencies

The COVID-19 pandemic materially impacted our business, and a similar pandemic or public health emergency could materially and adversely impact our business, financial condition, liquidity and results of operations.

If a new pandemic or public health emergency occurs that forces countries to re-adopt measures that restrict economic activity, such as requiring certain businesses or locations to close temporarily or indefinitely, the macroeconomic environment could deteriorate and adversely impact our business and results of operations, the effects of which could include, but are not limited to, (i) decreased demand for our products and services; (ii) material impairment of our loans and other assets including goodwill; (iii) decline in the value of collateral; (iv) constraints on our liquidity due to market conditions, exchange rates and customer withdrawal of deposits and continued draws on lines of credit; and (v) downgrades to our credit ratings. Moreover, our operations could still be impacted by risks from remote work or bans on non-essential activities. If, as a result of any future public health emergency, we become unable to operate our business from remote locations successfully including, for example, due to failures of our technology infrastructure, increased cybersecurity risks, or governmental restrictions that affect our operations, this could result in business disruptions that could have a material and adverse effect on our business.

A future pandemic or public health emergency may have adverse effects on our business, financial condition, liquidity and results of operations or increase the likelihood of experiencing other risks described in these Risk Factors.

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

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we receive, manage, process, hold and transmit proprietary and sensitive or confidential information, including that of our customers and employees, in the conduct of our banking operations, as well as a large number of assets. Our business depends on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third-party service providers. The proper and secure functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Cybersecurity incidents and data losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events or actors that interrupt normal business operations. We also face the risk that the design of our cybersecurity controls and procedures proves to be inadequate or is circumvented. Any material disruption or slowdown of our systems could cause information, including data related to customer requests, to be lost or delivered to our clients with delays or errors, which could reduce demand for our products and services, result in customer claims and materially and adversely affect us.

Although we work with our clients, third-party service providers, counterparties and other external parties to develop secure transmission capabilities and prevent information security risk, we routinely exchange personal, confidential and proprietary information by electronic means, which may be a target for attempted cyberattacks. For example, on May 14, 2024, Santander announced that it had become aware of an unauthorized access to a Santander database that included certain customer and employee information hosted by a third-party provider. Only U.S. employee data was involved in this event, no U.S. customer data was involved. Several measures were implemented immediately to manage the incident, such as blocking access to the database, strengthening fraud prevention, preventative actions to prevent similar incidents from occurring again, maintaining direct contact with regulatory agencies and collaborating with law enforcement agencies in the investigation. Risks related to the electronic exchange of sensitive information are especially applicable in the current environment, in which there has been a shift in recent years to work-from-home policies for a significant portion of the workforce, as they access our secure networks remotely. If we cannot maintain effective and secure electronic data and information, management and processing systems or if we fail to maintain complete physical and electronic records, the result could be disruptions to our operations, claims from customers, regulators, employees and other parties, violations of applicable privacy and other laws, regulatory sanctions and serious reputational and financial harm to us.

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

We take protective measures and continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption. We have policies, practices and controls designed to prevent or limit disruptions to our systems and enhance the security of our infrastructure, as described in greater detail in Item 1C - Cybersecurity of this Annual Report on Form 10-K.

Controls and capabilities include performing risk management for information systems that store, transmit or process information assets identifying and managing risks to information assets managed by third-party service providers through on-going oversight and assessment of the service providers’ operations and controls. We develop controls regarding user access to software on the principle that access is forbidden to a system unless expressly permitted, limited to the minimum amount necessary for business purposes, and terminated promptly when access is no longer required. We seek to educate and make our employees aware of information security and privacy controls and their specific responsibilities on an ongoing basis.

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

As financial institutions continue to be interconnected with central agents, exchanges and clearinghouses, they may be increasingly susceptible to negative consequences of cyberattacks and security breaches affecting the systems of such third parties. It could take a significant amount of time for a cyberattack to be investigated, during which time we may not be in a position to fully understand and remediate the attack, and certain errors or actions could be repeated or compounded before they are discovered and remediated, any or all of which could further increase the costs and consequences associated with a particular cyberattack. The perception of a security breach affecting us or any part of the financial services industry, whether correct or not, could result in a loss of confidence in our cybersecurity measures or otherwise damage our reputation with customers and third parties with whom we do business. Should such adverse events occur, we may not have indemnification or other protection from the third party sufficient to compensate or protect us from the consequences.

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

U.S. banking agencies and other federal and state government agencies continue to focus their attention on cybersecurity and data privacy risks and have proposed enhanced risk management standards that would apply to us. For example, in 2023, the SEC adopted new rules related to disclosures of cybersecurity risk management, strategy, governance, and incidents by public companies. These new rules have two main components for domestic public companies: (1) disclosure of material cybersecurity incidents on Form 8-K within four business days of determining that a cybersecurity incident is material; and (2) annual disclosure of a company’s risk management, strategy, and governance relating to cybersecurity matters on Form 10-K. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Also in 2023, the NYDFS updated regulations to include enhanced requirements including independent audits, additional Board reporting and oversight, authentication, penetration testing, and incident response and continuity planning. These changes are in line with our existing information security program requirements. In addition, the NYDFS established a requirement for covered companies to notify the NYDFS within 72 hours after determining that a notifiable cybersecurity event has occurred. Changes such as these could subject us to heightened compliance complexity and operational costs. We may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our systems and other security breaches to affected individuals or the relevant regulatory authorities. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, substantial fines, civil or criminal penalties, significant litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

Risks Associated with Our Use of AI

We utilize, and are continuing to explore further uses of, AI in connection with our businesses, products and services. However, regulation of AI is evolving rapidly as legislators and regulators are increasingly focused on these emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, privacy, data protection and information security, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, their cybersecurity and data protection laws and regulations to AI, or are considering legal frameworks for AI.

We may not be able to anticipate how to respond to these rapidly evolving laws and regulations, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal and regulatory frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and developing rapidly, it is not possible to predict all of the legal or regulatory risks that may arise related to the use of AI. If laws and regulations relating to AI are implemented, interpreted or applied in a manner inconsistent with our current practices or policies, those laws and regulations may adversely affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes and result in increased compliance costs and potential increases in civil claims against us, any of which could adversely affect our operating results, financial condition and prospects.

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

Factors that affect the financial results of the auto lending business in addition to those which have been previously addressed include, but are not limited to:

•Our relationship with Stellantis has been a significant source of our loan and lease originations. Loss of our relationship with Stellantis, including as a result of termination of our agreement with Stellantis, could materially and adversely affect our business, financial condition and results of operations. Our MLPA with Stellantis is scheduled to expire in December 2025.
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

As climate risk is interconnected with all key types, we have developed and continue to enhance processes to embed climate risk considerations into our core processes and risk management cycle; however, because the timing and severity of climate change is evolving rapidly and may not be predictable, our risk management strategies may not be effective in mitigating climate risk exposure. Additionally, we may become subject to new or heightened regulatory requirements relating to climate change, which may result in increased regulatory, compliance and other costs. As the risks, perspective and focus of regulators, employees and other stakeholders regarding climate change are evolving rapidly, it can be difficult to assess the ultimate impact on us of climate-related risks, compliance risks and uncertainties.

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

We are also subject to geopolitical risks, such as sanctions, state-sponsored cyberattacks, civil unrest, government or military conflicts and the U.S. or foreign governments’ reactions to such events. For example, disagreements between the U.S. and significant trading partners over economic or political matters such as international trade may result in new or continued sanctions, tariffs and other similar restrictions on trade and investment between countries, which may result in supply chain disruptions and increased costs that could negatively affect us, our customers and our counterparties. In addition, during 2022, Russia launched a large-scale military action against Ukraine. The war in Ukraine has caused an ongoing humanitarian crisis in Europe as well as volatility in financial markets globally, heightened inflation, shortages and increased commodities prices. In addition, the war has exacerbated supply chain problems, particularly to businesses most sensitive to rising energy prices. Several countries, including the US, have imposed severe sanctions on Russia and Belarus, including freezing/blocking assets, targeting major Russian banks, the Russian Central Bank, and certain Russian companies and individuals, imposing trade restrictions against Russia and Russian interests, as well as the disconnection of certain Russian banks from the SWIFT system. The scale of potential sanctions is complex and rapidly evolving and can pose operational risk to banking organizations. While we do not knowingly engage in direct or indirect dealings with sanctioned parties or in direct dealings with sanctioned countries/territories, companies within Santander may on occasion have indirect dealings within the sanctioned countries/territories, while aiming to operate in line with applicable U.S. and foreign sanctions regulations. Furthermore, the risk of cyberattacks on companies and institutions is expected to increase as a result of the war and in response to the sanctions imposed.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect our Consolidated Financial Statements and accompanying notes. Due to the inherent uncertainty in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. Estimates, judgments and assumptions are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The accounting policies deemed critical to our results and financial position, based upon materiality and significant judgments and estimates, include impairment of loans, goodwill impairment, estimates of residual values of leased vehicles, valuation of financial instruments, impairment of available-for-sale financial assets, deferred tax assets and provisions for liabilities.

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

The Company's Information Security Program aligns with Santander's Information Security Framework, as well as US regulatory requirements and industry standards, including the guidelines provided by the FFIEC IT Handbook and the US National Institute of Standards and Technology. This program is risk-driven, with documented policies, standards, processes, and procedures to ensure the identification, assessment, and appropriate management of risk. The Company has implemented a multi-layered and integrated defense model built around five security pillars – Govern, Identify, Protect, Detect, Respond and Recover – with key controls implemented in each of these pillars.

•Govern covers the essential aspects of the information security program consisting of risk management strategy, third-party and supply chain risk management, roles and responsibilities, strategy, policies, and standards.
•Identify covers the identification of information security and cybersecurity risk to systems, assets, data, and capabilities consisting of asset management, risk assessments including vulnerability identification and continuous improvements from testing and evaluations.
•Protect covers development and implementation of appropriate safeguards to ensure delivery of critical infrastructure services. This pillar supports the ability to protect the organization against potential cybersecurity events and consists of access management and authentication, data security, awareness and training, platform security, and infrastructure resilience including network defenses.
•Detect covers the development and implementation of the appropriate activities to identify the occurrence of a cybersecurity event consisting of adverse activities or events analysis, and security continuous monitoring.
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

The Company has multiple enterprise risk programs and assessments that include information security as an integrated component and allow the Company to identify, assess, and manage risk. Processes and controls documented through these programs are tested as part of the enterprise-wide risk and control self-assessment program. Additionally, metrics have been identified across the organization to cover key information security risk, which have defined risk thresholds in line with our risk appetite. A management information systems program is in place with supporting governance routines to review any breaches of these metrics. Further risk management practices related to cybersecurity include scenario risk analysis, operational risk event escalation and monitoring, as well as processes to assure policy compliance.

Third-party service providers are managed through an established third-party risk management program. This includes processes to identify and assess cyber risk associated with the third-party service following a phased lifecycle including due diligence and selection, ongoing oversight and monitoring, and termination and exit planning. Third-party service providers are also required to notify the Company through established channels of any cyber incidents that may impact services or customers.

Risks identified through any of these programs are managed via an enterprise issue management process.

As of the time of filing, there are no known cybersecurity threats that have materially affected or are reasonable likely to materially affect the Company, including its business strategy, result of operations, or financial conditions. The Company pro-actively monitors for cybersecurity threats and responds accordingly to minimize its exposure to such threats.

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

We have an established governance model to provide mechanisms to identify and escalate material risks from cybersecurity threats. This includes management processes across the information security program designed to monitor the prevention, detection, mitigation, and remediation of cyber risks and incidents. Risk escalation and reporting paths are in place, including review of cybersecurity risks by management committees such as the Operational Risk Committees and Enterprise Risk Management Committee chaired by SHUSA's Head of Technology & Operations and Chief Risk Officer, respectively. The Company also maintains a dedicated Information Security and Data Management Committee chaired by SHUSA's Chief Technology Officer, which includes the CEO, the heads of the Company's businesses, representatives of the Company's second LOD, and Internal Audit representatives among its members. The members of the Board of Directors are senior individuals that are experienced in identifying and managing risks including running companies with IT functions, inclusive of cybersecurity, reporting to them.

ITEM 2 - PROPERTIES

As of December 31, 2024, the Company utilized 496 buildings that occupy a total of 4.0 million square feet, including 105 owned properties with 0.6 million square feet, and 391 leased properties with 3.4 million square feet. The executive and primary administrative offices for SHUSA and SBNA are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location. SanCap's primary administrative office is located at 437 Madison Ave, New York, New York.

Seven major buildings serve as the headquarters or house significant operational and administrative functions, and are:

Operations Center - 1 Enterprise Drive, Quincy, Massachusetts 02171 - Leased
SHUSA/SBNA Administrative Offices - 75 State Street, Boston, Massachusetts - Leased
Operations and Administrative Offices - 1130 Berkshire Boulevard, Wyomissing, Pennsylvania - Owned
SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased
BSI Operations and Administrative Offices - 830 Brickell Plaza, Miami, Florida - Leased
SCH Headquarters and Administrative offices - 437 Madison Ave, New York, New York - Leased
SanCap and SBNA Operation and Administrative offices - 200 Liberty Street, New York, New York 10006 - Leased

The majority of these seven Company properties identified above are utilized for general corporate purposes. The remaining 489 properties consist primarily of bank branches and lending offices. Of the total number of buildings, SBNA has approximately 400 retail branches.

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

At February 28, 2025, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2024, 2023, or 2022.

During the years ended December 31, 2024, 2023, and 2022, the Company declared and paid cash dividends on common stock of $1.1 billion, $3.0 billion, and $4.8 billion respectively, to its shareholder.

During the years ended December 31, 2024, 2023, and 2022, the Company declared and paid cash dividends on preferred stock of $176.9 million, $90.8 million, and zero respectively, to its shareholder.

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

As of the date of this filing, Santander was the sole holder of all preferred stock shares issued.

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.2 billion and $1.1 billion at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, SBNA serviced approximately $8.7 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Consolidated Statements of Operations.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at December 31, 2024 was 4.1% compared to 3.7% one year ago. According to the U.S. Bureau of Labor Statistics, employment trended up in government, health care, and social assistance.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

	December 31, 2024	December 31, 2023
Dow Jones Industrial Average	12.9%	13.7%
S&P 500	23.3%	24.2%
NASDAQ Composite	28.6%	43.4%

At its December 2024 meeting, the FOMC lowered the federal funds rate target range to 4.25% - 4.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at December 31, 2024 was 4.57%, up from 3.87% at December 31, 2023.

One of the primary metrics used by the market to monitor the strength of the used car market is the Manheim Used Vehicle Index. The Manheim Used Vehicle Value Index, based on the 1997 Manheim based index, increased from 204.0 at December 31, 2023 to 204.8 at December 31, 2024.

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

	SANTANDER (1)	SHUSA(3)	SBNA (2)	Overall Outlook
Fitch	A / A-	BBB+	BBB+	Stable
Moody's	A2 / Baa1	Baa2	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
(1) Senior preferred debt / senior non-preferred rating
(2) Moody's rating represents SBNA long-term issuer rating
(3) During the first quarter of 2025 Fitch upgraded SHUSA's and SBNA's long-term credit rating to A- and reaffirmed a stable outlook and upgraded Santander preferred debt / senior non preferred ratings to A+ / A and reaffirmed a stable outlook.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of December 31, 2024, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

On January 1, 2020 we adopted the FASB ASC Topic 326 - Financial Instruments - Credit Losses, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. SHUSA remains in the three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020, which was elected by the Company.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2024, SBNA met the criteria to be classified as “well-capitalized.”

The Federal Reserve has adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of December 31, 2024, SHUSA's SCB CET1 minimum requirement was 8.0%.

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

Long-Term Debt Requirements

On July 28, 2023, the Federal Reserve and FDIC issued an NPR that would require banks with total assets of $100 billion or more to maintain a layer of long-term debt from the holding company to improve financial stability by increasing the resolvability and resiliency of such institutions. By requiring each such large bank to maintain a minimum amount of long-term debt to absorb losses, the proposal would increase the options available to resolve such banks in case of failure. Additionally, by reducing the risk that uninsured depositors would face losses, long-term debt can reduce the speed and severity of bank runs and limit the risk of contagion when a bank is under stress. The proposal would provide a three-year phase-in period and would also allow certain outstanding long-term debt to count toward the minimum requirements to provide banks with a reasonable period to transition to the required characteristics of eligible long-term debt instruments. Comments on the proposal were due on November 30, 2023. SHUSA remains subject to the TLAC requirements discussed below.

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

SHUSA has integrated SanCap’s market risk exposure into its market risk rule calculation framework during Q1 2024, replacing the previously utilized methodology in 2023. Consequently, SanCap has continued to be the primary driver of SHUSA’s market risk RWAs. As of December 31, 2024, SHUSA’s market risk RWAs decreased from $7.2 billion at September 30, 2024 to $5.6 billion at December 31, 2024, primarily due to reduced SanCap balance sheet positions.

Transactions with Affiliates

Depository institutions must remain in compliance with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve's Regulation W, which govern transactions between SBNA and affiliated companies and individuals. Section 23A imposes limits on certain specified “covered transactions,” which include loans, lines and letters of credit to affiliated companies or individuals, and investments in affiliated companies, as well as certain other transactions with affiliated companies and individuals.

Section 23B of the Federal Reserve Act prohibits a depository institution from engaging in certain transactions with affiliates unless the transactions are considered arms'-length. As a U.S.-domiciled subsidiary of a global parent with significant non-bank affiliates, the Company faces elevated compliance risk in this area.

Regulation AB II

Regulation AB II, among other things, expanded disclosure requirements and modified the offering and shelf registration process for ABS. SC and SBNA must comply with these rules, which impact all offerings of publicly registered ABS and all reports under the Exchange Act, for outstanding publicly-registered ABS, and affect the Company's public securitization platform.

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

SBNA remains committed to the goals of the CRA and supports efforts to modernize the rule through greater transparency regarding evaluation ratings, promoting consistent interpretations of CRA, and encouraging increased economic development in low and moderate-income communities. Management continues to monitor court proceedings and will adjust SBNA's CRA plans once the status of the new rule becomes known.

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

As described in Note 1 and Note 3 to the Consolidated Financial Statements, the ACL is measured using the CECL model, which is based on information derived from historical experience, current conditions, and prospective information that requires the use of significant judgment by management. The model includes both quantitative and qualitative factors with key inputs from unemployment data, the HPI, GDP growth rates, and used vehicle index growth rates, along with certain loan level characteristics all used to predict the likelihood of borrower default. Management applies qualitative factors to capture risks not addressed by the key inputs such as temporary or recent unique market disruptions impacting trends in delinquencies and used vehicle prices. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from these assumptions used in making the evaluations.

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which reflects growth in the U.S. economy and a stable employment rate (which is a key driver to losses). Downside risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2024 that the unemployment rate is expected to be approximately 5.2% at the end of 2025. In comparison, at December 31, 2023, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 5.0% at the end of 2024. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at December 31, 2024 to be approximately 194 at the end of 2025, compared to our estimate at December 31, 2023 to be approximately 201 at the end of 2024. While the economy saw significant recovery in 2023 and into 2024, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates. The scenarios used by the Company are periodically updated over a reasonable and supportable time horizon with weightings assigned by management and approved through the established governance process.

Under the range of economic forecast scenarios considered, based on applying a 100% weighting to the most negative scenario used, and without considering the impact of corresponding or offsetting qualitative factors that could have a significant impact on the overall ACL, the ACL would have been higher by approximately $1.1 billion. This range reflects the sensitivity of the ACL specifically related to the scenarios and weights considered as of December 31, 2024 and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

Management reviews, updates, and validates its process and loss assumptions on a periodic basis. This process involves an analysis of data integrity, review of loss and credit trends, a retrospective evaluation of actual loss information to loss forecasts, and other analyses.

Valuation of Automotive Lease Assets and Residuals

The Company has significant investments in vehicles in its operating lease portfolio. In accounting for operating leases, management must make a determination at the beginning of the lease contract of the estimated realizable value (i.e., residual value) of the vehicle at the end of the lease. Residual value represents an estimate of the market value of the vehicle at the end of the lease term, which typically ranges from two to four years. At contract inception, the Company determines the projected residual value based on an internal evaluation of the expected future value. This evaluation is based on third-party and internally-generated data. The customer is obligated to make payments during the term of the lease for the difference between the purchase price and the contract residual value plus a finance charge. However, since the customer is not obligated to purchase the vehicle at the end of the contract, the Company is exposed to a risk of loss to the extent the value of the vehicle is below the residual value estimated at contract inception. Management periodically performs a detailed review of the estimated realizable value of leased vehicles to assess the appropriateness of the carrying value of leased assets.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. If a material decline in the used vehicle price were to occur rapidly near the end of the lease term, there may not be adequate time for the remaining adjusted depreciation to account for such decline, and an impairment charge could be necessary. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. The expected future cash flows include residual guarantee amounts from OEMs, if applicable. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds the fair value as estimated by DCF. No such impairment was recognized in 2024, 2023, or 2022.

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

As of December 31, 2024, if the estimated realizable values of our leased vehicles were to decline 1% below the current estimated residual values, depreciation expense would increase by approximately $91.0 million over the remaining life of the current lease portfolio.

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

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As more fully described in Note 6 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. As of December 31, 2024, the reporting units with assigned goodwill were Auto, CBB, C&I, CRE, and CIB. The evaluation of goodwill impairment requires a comparison of the fair value of each reporting unit to its carrying amount, including allocated goodwill. Determining the fair value of reporting units requires significant valuation inputs, assumptions, and estimates.

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

The DCF method of the income approach incorporates the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. For all reporting units in 2024, the Company selected a long-term growth rate of 3.5% for use in the income approach DCF analysis.

The market approach includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. The projected TBV multiple is an indicator of whether the price or perceived value of the company's tangible assets is greater than its book value.

In 2024, the Company applied a 25% control premium for the market approach based on the Company’s review of transactions observable in the marketplace that were determined to be comparable.

Other key assumptions by reporting unit in 2024 were as follows:

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.5x	1.1x	1.0x	1.4x	1.3x
Discount Rate	11.8%	12.8%	11.7%	13.4%	13.3%

No goodwill impairment was recorded in 2024, 2023 or 2022. For the most recent impairment analysis, under the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded its carrying value by 10% or more.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons of 2024 to 2023. Discussions of 2022 items and year-to-year comparisons of 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 4, 2024. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Year ended December 31, 2024 and 2023
	2024 (1)			2023 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$13,586,947	$909,851	6.70%	$10,549,633	$773,966	7.34%	$135,885	$194,913	$(59,028)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	52,803,604	2,787,163	5.28%	50,333,924	2,415,539	4.80%	371,624	122,339	249,285
Federal funds sold and securities purchased under resale or similar agreements, netting	(41,666,396)			(37,094,025)
Federal funds sold and securities purchased under resale or similar agreements, net	11,137,208			13,239,899
AFS	6,995,939	375,810	5.37%	6,516,998	269,676	4.14%	106,134	21,046	85,088
HTM	9,310,465	203,291	2.18%	9,298,211	185,071	1.99%	18,220	248	17,972
Trading securities	11,871,853	564,858	4.76%	8,673,434	397,595	4.58%	167,263	151,156	16,107
Other investments	1,367,734	45,016	3.29%	1,291,245	42,806	3.32%	2,210	2,608	(398)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$54,270,146	$4,885,989	9.00%	$49,569,420	$4,084,653	8.24%	$801,336	$492,310	$309,026
LOANS (4):
C&I	10,704,027	453,696	4.24%	14,449,134	522,225	3.61%	(68,529)	(209,760)	141,231
CRE	8,924,966	669,313	7.50%	8,479,587	625,839	7.38%	43,474	33,197	10,277
Other commercial loans	7,777,151	410,719	5.28%	7,402,159	347,803	4.70%	62,916	18,309	44,607
Multifamily	10,134,546	491,781	4.85%	10,573,776	510,655	4.83%	(18,874)	(20,963)	2,089
Total commercial loans	37,540,690	2,025,509	5.40%	40,904,656	2,006,522	4.91%	18,987	(179,217)	198,204
Consumer loans:
Residential mortgages	4,820,906	177,263	3.68%	5,012,859	175,092	3.49%	2,171	(5,148)	7,319
Home equity loans and lines of credit	2,258,235	177,086	7.84%	2,702,259	202,417	7.49%	(25,331)	(35,398)	10,067
Total consumer loans secured by real estate	7,079,141	354,349	5.01%	7,715,118	377,509	4.89%	(23,160)	(40,546)	17,386
RICs and auto loans	44,639,955	5,852,040	13.11%	44,610,790	5,382,283	12.06%	469,757	3,523	466,234
Personal unsecured	3,042,889	345,385	11.35%	4,436,521	500,278	11.28%	(154,893)	(158,022)	3,129
Other consumer	46,688	2,864	6.13%	75,187	3,845	5.11%	(981)	(2,072)	1,091
Total consumer	54,808,673	6,554,638	11.96%	56,837,616	6,263,915	11.02%	290,723	(197,117)	487,840
Total loans	92,349,363	8,580,147	9.29%	97,742,272	8,270,437	8.46%	309,710	(376,334)	686,044
TOTAL EARNING ASSETS	146,619,509	13,466,136	9.18%	147,311,692	12,355,090	8.39%	1,111,046	115,976	995,070
Non-interest bearing assets (5)	23,957,138			25,985,210
TOTAL ASSETS	$170,576,647			$173,296,902
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,340,320	$186,931	1.51%	$12,515,090	$149,984	1.20%	$36,947	$(2,110)	$39,057
Savings	4,134,724	15,491	0.37%	4,942,614	9,143	0.18%	6,348	(1,163)	7,511
Money market	25,195,811	840,729	3.34%	26,618,268	654,425	2.46%	186,304	(32,715)	219,019
CDs	20,497,124	1,016,321	4.96%	16,735,652	730,634	4.37%	285,687	178,469	107,218
TOTAL INTEREST-BEARING DEPOSITS	62,167,979	2,059,472	3.31%	60,811,624	1,544,186	2.54%	515,286	142,481	372,805
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	62,112,506	3,283,107	5.29%	53,922,892	2,739,050	5.08%	544,057	427,629	116,428
Federal funds purchased and securities sold under agreements to repurchase, netting	(41,666,396)			(34,569,450)
Federal funds purchased and securities sold under agreements to repurchase, net	20,446,110			19,353,442
Trading liabilities	3,562,085	169,583	4.76%	3,202,523	142,120	4.44%	27,463	16,725	10,738
FHLB advances	3,772,454	184,492	4.89%	7,161,436	361,131	5.04%	(176,639)	(166,182)	(10,457)
Other borrowings	40,078,415	2,191,924	5.47%	38,044,567	1,693,255	4.45%	498,669	94,298	404,371
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,859,064	5,829,106	8.59%	67,761,968	4,935,556	7.28%	893,550	372,470	521,080
TOTAL INTEREST-BEARING FUNDING LIABILITIES	130,027,043	7,888,578	6.07%	128,573,592	6,479,742	5.04%	1,408,836	514,951	893,885
Non-interest-bearing liabilities (6)	22,265,477			26,166,225
TOTAL LIABILITIES	152,292,520			154,739,817
Mezzanine equity	2,000,000			1,065,494
STOCKHOLDER’S EQUITY	16,284,127			17,491,591
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$170,576,647			$173,296,902
NET INTEREST SPREAD (7)			3.11%			3.35%
NET INTEREST MARGIN (8)			3.80%			3.99%
NET INTEREST INCOME		$5,577,558			$5,875,348

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
(5)Includes allowance for loan losses and Other assets including leases, goodwill and intangibles, premises and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 7 to the Consolidated Financial Statements for further discussion.
(6)Includes Non-interest-bearing deposits and Other liabilities primarily including accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(7)Represents the difference between the yield on total earning assets and the cost of total funding liabilities on a managed basis.
(8)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
.

	Years Ended December 31, 2023 and 2022
	2023 (1)			2022 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
Interest-earning deposits	$10,549,633	$773,966	7.34%	$10,735,077	$223,787	2.08%	$550,179	$(3,796)	$553,975
Fed funds sold and securities purchased under resale or similar agreements, gross (3)	50,333,924	2,415,539	4.80%	52,132,993	682,198	1.31%	1,733,341	(22,707)	1,756,048
Fed funds sold and securities purchased under resale or similar agreements, netting	(37,094,025)			(37,172,738)
Fed funds sold and securities purchased under resale or similar agreements, net	13,239,899			14,960,255
Investments
AFS	6,516,998	269,676	4.14%	8,556,278	167,922	1.96%	101,754	(27,748)	129,502
HTM	9,298,211	185,071	1.99%	8,746,622	160,690	1.84%	24,381	10,635	13,746
Trading securities	8,673,434	397,595	4.58%	5,148,461	138,913	2.70%	258,682	128,255	130,427
Other	1,291,245	42,806	3.32%	990,206	19,935	2.01%	22,871	7,275	15,596
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$49,569,420	$4,084,653	8.24%	$49,136,899	$1,393,445	2.84%	$2,691,208	$91,914	$2,599,294
LOANS (3):
C&I	14,449,134	522,225	3.61%	14,523,190	461,783	3.18%	60,442	(2,369)	62,811
CRE	8,479,587	625,839	7.38%	7,545,610	327,155	4.34%	298,684	44,862	253,822
Other	7,402,159	347,803	4.70%	7,926,838	235,837	2.98%	111,966	(14,500)	126,466
Multi-family	10,573,776	510,655	4.83%	8,293,261	303,310	3.66%	207,345	95,876	111,469
Total commercial	40,904,656	2,006,522	4.91%	38,288,899	1,328,085	3.47%	678,437	123,869	554,568
Consumer loans:
Residential mortgages	5,012,859	175,092	3.49%	5,411,962	178,559	3.30%	(3,467)	(15,813)	12,346
Home equity loans and lines of credit	2,702,259	202,417	7.49%	3,264,483	137,321	4.21%	65,096	(18,474)	83,570
Total consumer loans secured by real estate	7,715,118	377,509	4.89%	8,676,445	315,880	3.64%	61,629	(34,287)	95,916
RICs and auto loans	44,610,790	5,382,283	12.06%	43,990,477	5,060,062	11.50%	322,221	72,371	249,850
Personal unsecured	4,436,521	500,278	11.28%	3,104,720	320,032	10.31%	180,246	140,105	40,141
Other consumer	75,187	3,845	5.11%	114,777	3,689	3.21%	156	(218)	374
Total consumer	56,837,616	6,263,915	11.02%	55,886,419	5,699,663	10.20%	564,252	177,971	386,281
Total loans	97,742,272	8,270,437	8.46%	94,175,318	7,027,748	7.46%	1,242,689	301,840	940,849
TOTAL EARNING ASSETS	147,311,692	12,355,090	8.39%	143,312,217	8,421,193	5.88%	3,933,897	393,754	3,540,143
Non-interest bearing assets (5)	25,985,210			26,394,100
TOTAL ASSETS	$173,296,902			$169,706,317
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,515,090	$149,984	1.20%	$14,100,097	$28,550	0.20%	$121,434	$(2,793)	$124,227
Savings	4,942,614	9,143	0.18%	5,540,695	2,421	0.04%	6,722	(214)	6,936
Money market	26,618,268	654,425	2.46%	32,252,931	172,317	0.53%	482,108	(24,298)	506,406
CDs	16,735,652	730,634	4.37%	4,586,444	101,246	2.21%	629,388	459,768	169,620
TOTAL INTEREST-BEARING DEPOSITS	60,811,624	1,544,186	2.54%	56,480,167	304,534	0.54%	1,239,652	432,463	807,189
BORROWED FUNDS:
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	53,922,892	2,739,050	5.08%	51,616,756	720,800	1.40%	2,018,250	33,705	1,984,545
Federal funds purchased and securities sold under agreements to repurchase, netting	(34,569,450)			(34,648,164)
Federal funds purchased and securities sold under agreements to repurchase, net	19,353,442			16,968,592
Trading liabilities	3,202,523	142,120	4.44%	2,741,436	64,686	2.36%	77,434	12,413	65,021
FHLB advances	7,161,436	361,131	5.04%	2,280,164	67,429	2.96%	293,702	221,128	72,574
Other borrowings	38,044,567	1,693,255	4.45%	40,110,159	1,089,281	2.72%	603,974	(53,210)	657,184
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,761,968	4,935,556	7.28%	62,100,351	1,942,196	3.13%	2,993,360	214,036	2,779,324
TOTAL INTEREST-BEARING FUNDING LIABILITIES	128,573,592	6,479,742	5.04%	118,580,518	2,246,730	1.89%	4,233,012	646,499	3,586,513
Noninterest-bearing liabilities(5)	26,166,225			29,767,040
TOTAL LIABILITIES	154,739,817			148,347,558
Mezzanine equity	1,065,494			13,699
STOCKHOLDER’S EQUITY	17,491,591			21,345,060
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$173,296,902			$169,706,317
NET INTEREST SPREAD (6)			3.35%			3.99%
NET INTEREST MARGIN (7)			3.99%			4.31%
NET INTEREST INCOME		$5,875,348			$6,174,463
(1)- (7) Refer to corresponding notes above.

NET INTEREST INCOME

Net interest income decreased $297.8 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The most significant factors contributing to this change were as follows:

•Interest income on loans increased $309.7 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change is attributable to a decrease in average loan volume of $376.3 million and an increase in average rates of $686.0 million.
•Interest income on interest-earning deposits increased $135.9 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change is attributable to an increase in average interest-bearing deposits volume of $194.9 million and a decrease in average rates of $59.0 million. This change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements increased $371.6 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change is attributable to an increase in average investment securities volume of $122.3 million and an increase in average rates of $249.3 million.
•Interest income on investment securities increased $293.8 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change is attributable to an increase in average investment securities volume of $175.1 million and an increase in average rates of $118.8 million. This change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts increased $515.3 million for the year ended December 31, 2024, compared to the corresponding period in 2023. This change is attributable to an increase in average interest-bearing deposits volume of $142.5 million and an increase in average rates of $372.8 million. The increase in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds increased $893.6 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change is attributable to an increase in average Securities Financing Activities and borrowed funds volume of $372.5 million and an increase in average rates of $521.1 million.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $1.9 billion for the year ended December 31, 2024, compared to a credit loss expense of $2.2 billion for the corresponding period in 2023. The credit loss expense during the year ended December 31, 2024 was mainly due to growth in RICs and auto loans, partially offset by the decrease in ACL driven by improvement in the macroeconomic outlook for certain macro variables, sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans.

Credit loss expense on commercial loans decreased $146.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily driven by CRE loans, an improved macroeconomic outlook for certain macro variables and lower exposure, partially offset by higher reserves in the Multifamily portfolio.

Credit loss expense on consumer loans decreased $155.2 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily driven by a release in reserves due to the improved macroeconomic outlook and the sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans. This was partially offset by the increase in balances in RICs and auto loans.

The credit loss expense on unfunded credit losses for the year ended December 31, 2024 increased $12.0 million compared to the corresponding period in 2023.

NON-INTEREST INCOME

	Year ended December 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Consumer fees	$306,882	$220,137	$86,745	39.4%
Commercial fees	109,230	129,220	(19,990)	(15.5)%
Lease income	2,178,597	2,462,990	(284,393)	(11.5)%
Capital market revenue	408,768	195,808	212,960	108.8%
Miscellaneous income, net	376,731	311,655	65,076	20.9%
Net gains recognized in earnings	224,459	145,039	79,420	54.8%
Total non-interest income	$3,604,667	$3,464,849	$139,818	4.0%
Total non-interest income increased $139.8 million for the year ended December 31, 2024 compared to the corresponding period in 2023. These changes were primarily comprised of:

•Consumer fees increased $86.7 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily due to an increase in consumer loan fees, an increase in consumer deposit fees, and an increase in insurance investment fees.
•Lease income decreased $284.4 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily due to fewer active leased vehicle units.
•Capital market revenue increased $213.0 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily due to an increase in investment banking income.
•Miscellaneous income, net increased $65.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023, discussed further below.
•Net gains recognized in earnings increased $79.4 million for the year ended December 31, 2024 compared to the corresponding period in 2023, primarily due to an increase from trading securities gains during 2024.

Miscellaneous income

	Year ended December 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Mortgage banking income and multifamily servicing fees, net	$64,878	$16,369	$48,509	296.3%
BOLI	64,811	68,479	(3,668)	(5.4)%
Net gain on sale of operating leases	69,057	66,313	2,744	4.1%
Asset and wealth management fees	288,571	245,403	43,168	17.6%
Gain/(loss) on sale of non-mortgage loans	(128,091)	(69,307)	(58,784)	(84.8)%
Other miscellaneous income / (loss), net	17,505	(15,602)	33,107	212.2%
Total miscellaneous income	$376,731	$311,655	$65,076	20.9%

Miscellaneous income increased $65.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change was primarily comprised of:

•An increase in Mortgage banking income and multifamily servicing fees, net, led by servicing fees from the Structured LLC.
•An increase in Asset and wealth management fees, led by higher brokerage income.
•A decrease in Gain/(loss) on sale of non-mortgage loans, driven by the sale of personal unsecured loans to third parties during 2024.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year ended December 31,		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Compensation and benefits	$2,145,506	$2,065,108	$80,398	3.9%
Occupancy and equipment expenses	653,026	667,205	(14,179)	(2.1)%
Technology, outside services, and marketing expense	796,899	729,208	67,691	9.3%
Loan expense	333,617	356,480	(22,863)	(6.4)%
Lease expense	1,708,193	1,925,279	(217,086)	(11.3)%
Other expenses	637,227	583,723	53,504	9.2%
Total general, administrative and other expenses	$6,274,468	$6,327,003	$(52,535)	(0.8)%

Total general, administrative and other expenses decreased $52.5 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This change was primarily comprised of:

•Lease expense decreased $217.1 million for the year ended December 31, 2024 compared to the corresponding period in 2023, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

An Income tax benefit of $106.8 million was recorded for the year ended December 31, 2024 compared to a benefit of $146.1 million for the corresponding period in 2023. This resulted in an ETR of (11.0)% for the year ended December 31, 2024 compared to (18.6)% for the corresponding period in 2023.

The ETR of (34.7)% for the three months ended December 31, 2024 was higher compared to (61.2)% for the same period in 2023, and was directly impacted by an increase in pre-tax income in 2024, while other items impacting the ETR remained constant.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Year ended December 31,	2024			2023			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	$6,413,954	$2,936,381	$9,350,335	$5,877,997	$2,686,686	$8,564,683	$785,652	9.2%
Interest expense	2,764,998	1,466,384	$4,231,382	2,221,376	1,075,053	$3,296,429	$934,953	28.4%
Fees and other income	71,853	139,054	$210,907	17,540	259,680	$277,220	$(66,313)	(23.9)%
Lease income	2,178,597	—	$2,178,597	2,462,916	—	$2,462,916	$(284,319)	(11.5)%
Credit loss (benefit) / expense	1,955,368	18,447	$1,973,815	1,798,268	301,884	$2,100,152	$(126,337)	(6.0)%
Lease expense	1,707,582	—	$1,707,582	1,922,921	(469)	$1,922,452	$(214,870)	(11.2)%
General, administrative and other expenses	1,334,282	1,421,597	$2,755,879	1,350,734	1,462,047	$2,812,781	$(56,902)	(2.0)%
Income/(loss) before income taxes	902,174	169,007	$1,071,181	1,065,154	107,851	$1,173,005	$(101,824)	(8.7)%
Total assets	60,421,685	9,505,663	$69,927,348	61,712,245	12,085,567	$73,797,812	$(3,870,464)	(5.2)%

The Company reported total income before income taxes related to its Consumer activities of $1.1 billion for the year ended December 31, 2024 compared to income before income taxes of $1.2 billion for the corresponding period in 2023. The most significant drivers of this change were:

•Fees and other income decreased $66.3 million for the year ended December 31, 2024 compared to the corresponding period of 2023, primarily due to a decrease in CBB of $120.6 million mainly due to loss on a sale of a portfolio, partially offset by an increase in Auto of $54.3 million due to higher servicing fee income.
•Credit loss expense decreased $126.3 million for the year ended December 31, 2024 compared to the corresponding period in 2023, comprised of a decrease in CBB of $283.4 million primarily due to reserve releases as a result of lower balances and an increase of $157.1 million in Auto due to normalization of net charge offs.

Commercial Activities

Commercial activities consist of the Company's C&I reportable segment and CRE reportable segment.

Year ended December 31,	2024			2023			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$988,260	$1,535,054	$2,523,314	$942,533	$1,339,814	$2,282,347	$240,967	10.6%
Interest expense	632,687	1,034,675	$1,667,362	619,659	891,395	$1,511,054	$156,308	10.3%
Fees and other income	66,264	75,983	$142,247	55,507	24,813	$80,320	$61,927	77.1%
Lease income	—	—	$—	70	—	$70	$(70)	(100.0)%
Credit loss (benefit) / expense	(66,184)	69,767	$3,583	(23,299)	176,183	$152,884	$(149,301)	(97.7)%
Lease expense	—	—	$—	(100)	(139)	$(239)	$239	100.0%
General, administrative and other expenses	214,494	138,473	$352,967	260,759	135,239	$395,998	$(43,031)	(10.9)%
Income/(loss) before income taxes	273,527	368,122	$641,649	141,091	161,949	$303,040	$338,609	111.7%
Total assets	3,740,417	23,265,209	$27,005,626	5,129,520	23,616,225	$28,745,745	$(1,740,119)	(6.1)%

The Company reported total income before income taxes related to its Commercial activities of $641.6 million for the year ended December 31, 2024 compared to income before income taxes of $303.0 million for the corresponding period in 2023. The most significant drivers of this change were:

•Interest income increased $241.0 million for the year ended December 31, 2024 compared to the corresponding period of 2023. This was primarily related to CRE, which increased $195.2 million due to the impact of the December 2023 acquisition of a multifamily portfolio through a joint venture partnership with the FDIC.
•Fees and other income increased $61.9 million for the year ended December 31, 2024 compared to the corresponding period of 2023, driven by servicing fees associated with the aforementioned joint venture.
•Credit loss expense decreased $149.3 million for the year ended December 31, 2024 compared to the corresponding period of 2023. This was primarily driven by lower net charge offs and lower ACL builds as a result of rating upgrades.
•General, administrative and other expenses decreased $43.0 million for the year ended December 31, 2024 compared to the corresponding period of 2023, driven by transformation initiatives underway in the business.

CIB

	Year ended December 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Interest income	$3,886,608	$3,656,939	$229,669	6.3%
Interest expense	3,767,155	3,455,439	311,716	9.0%
Fees and other income	661,321	365,336	295,985	81.0%
Lease income	—	4	(4)	(100.0)%
Credit loss (benefit) / expense	(37,540)	(20,666)	(16,874)	(81.7)%
Lease expense	611	3,066	(2,455)	(80.1)%
General, administrative and other expenses	843,645	626,269	217,376	34.7%
Income/(loss) before income taxes	(25,942)	(41,829)	15,887	38.0%
Total assets	25,351,991	26,416,104	(1,064,113)	(4.0)%

CIB reported loss before income taxes of $25.9 million for the year ended December 31, 2024 compared to a loss before income taxes of $41.8 million for the corresponding period in 2023. Factors contributing to this change were:

•Interest income increased $229.7 million for the year ended December 31, 2024 compared to the corresponding period in 2023, driven by higher rate environment.
•Fees and other income increased $296.0 million for the year ended December 31, 2024 compared to the corresponding period in 2023. This increase was due to favorable debt capital markets and bond syndication activity.
•General, administrative and other expenses increased $217.4 million for the year ended December 31, 2024 compared to the corresponding period in 2023, driven by investment in that business.

Wealth Management

	Year ended December 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Interest income	$372,343	$367,263	$5,080	1.4%
Interest expense	156,952	94,013	62,939	66.9%
Fees and other income	321,832	248,668	73,164	29.4%
Credit loss (benefit) / expense	—	205	(205)	(100.0)%
General, administrative and other expenses	279,904	279,425	479	0.2%
Income/(loss) before income taxes	257,319	242,288	15,031	6.2%
Total assets	7,570,085	7,576,807	(6,722)	(0.1)%

Wealth Management reported income before income taxes of $257.3 million for the year ended December 31, 2024, compared to income before income taxes of $242.3 million for the corresponding period in 2023. The primary factors contributing to this change were:

•Fees and other income increased $73.2 million for the year ended December 31, 2024 compared to the corresponding period in 2023, driven by higher securities transaction income.

Other

	Year ended December 31		YTD Change
(dollars in thousands)	2024	2023	Dollar increase/(decrease)	Percentage
Interest income	$(2,666,464)	$(2,516,142)	$(150,322)	(6.0)%
Interest expense	(1,934,273)	(1,877,193)	(57,080)	(3.0)%
Fees and other income	89,763	30,315	59,448	196.1%
Credit loss (benefit) / expense	(2,739)	(6,137)	3,398	55.4%
General, administrative and other expenses	333,880	287,251	46,629	16.2%
Income/(loss) before income taxes	(973,569)	(889,748)	(83,821)	(9.4)%
Total assets	35,393,700	28,436,107	6,957,593	24.5%

The Other category reported a loss before income taxes of $973.6 million for the year ended December 31, 2024, compared to a loss before income taxes of $889.7 million for the corresponding period in 2023. The primary factors contributing to this change were:

•Fees and other income increased $59.4 million for the year ended December 31, 2024 compared to the corresponding period of 2023. This increase was mainly driven by gains on hedge positions.
•General, administrative and other expenses increased $46.6 million for the year ended December 31, 2024 compared to the corresponding period of 2023. This increase was a result of one time restructuring charges taken during the year.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2024		December 31, 2023		December 31, 2022		December 31, 2021		December 31, 2020
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,624,800	9.9%	$8,747,544	9.4%	$7,971,299	8.2%	$7,227,003	7.8%	$7,327,853	8.0%
C&I	8,386,344	9.6%	11,181,962	12.0%	14,811,074	15.2%	14,710,864	16.0%	16,537,899	17.9%
Multifamily	9,840,692	11.3%	10,548,905	11.3%	9,629,423	9.9%	7,547,382	8.2%	8,367,147	9.1%
Other commercial	7,608,933	8.7%	7,476,113	8.0%	7,982,107	8.2%	8,170,031	8.9%	7,455,504	8.1%
Total commercial loans (1)	34,460,769	39.5%	37,954,524	40.7%	40,393,903	41.5%	37,655,280	40.9%	39,688,403	43.1%
Consumer loans secured by real estate:
Residential mortgages	4,415,747	5.1%	4,816,218	5.2%	5,202,862	5.3%	5,598,560	6.1%	6,590,168	7.2%
Home equity loans and lines of credit	2,091,365	2.4%	2,448,454	2.6%	3,002,804	3.1%	3,487,234	3.8%	4,108,505	4.5%
Total consumer loans secured by real estate	6,507,112	7.5%	7,264,672	7.8%	8,205,666	8.4%	9,085,794	9.9%	10,698,673	11.7%
Consumer loans not secured by real estate:
RICs and auto loans	44,585,718	50.9%	43,705,359	47.0%	44,577,186	45.8%	43,183,098	46.9%	40,698,642	44.1%
Personal unsecured loans	1,715,727	2.0%	4,062,700	4.4%	4,068,848	4.2%	2,009,654	2.2%	824,430	0.9%
Other consumer	35,173	0.1%	59,954	0.1%	92,726	0.1%	141,986	0.1%	223,034	0.2%
Total consumer loans	52,843,730	60.5%	55,092,685	59.3%	56,944,426	58.5%	54,420,532	59.1%	52,444,779	56.9%
Total LHFI	$87,304,499	100.0%	$93,047,209	100.0%	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%
Total LHFI with:
Fixed	$62,085,179	71.1%	$65,960,370	70.9%	$67,693,444	69.5%	$64,774,941	70.3%	$64,036,154	69.5%
Variable	25,219,320	28.9%	27,086,839	29.1%	29,644,885	30.5%	27,300,871	29.7%	28,097,028	30.5%
Total LHFI	$87,304,499	100.0%	$93,047,209	100.0%	$97,338,329	100.0%	$92,075,812	100.0%	$92,133,182	100.0%
(1) As of December 31, 2024, the Company had $371.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Loans by Maturity and Interest Rate Sensitivity

	At December 31, 2024, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$104,870	$236,621	$63,678	$6,648	$411,817
C&I	103,777	632,881	294,335	16,470	1,047,463
Multifamily loans	601,478	4,510,201	1,992,644	—	7,104,323
Other commercial	596,284	1,895,358	1,144,755	—	3,636,397
Total Commercial	$1,406,409	$7,275,061	$3,495,412	$23,118	$12,200,000
Residential mortgages	1,045	30,436	579,531	4,395,441	5,006,453
Home equity loans and lines of credit	16,125	11,434	39,350	27,046	93,955
RICs and auto loans	633,155	25,302,063	18,650,492	8	44,585,718
Personal unsecured loans	16,113	983,347	302,132	—	1,301,592
Other consumer	1,051	26,949	3,169	4,004	35,173
Total Fixed Rates	$2,073,898	$33,629,290	$23,070,086	$4,449,617	$63,222,891
Variable Rates:
CRE loans	$3,387,417	$4,367,882	$364,861	$92,823	$8,212,983
C&I	854,454	6,206,748	447,176	26,744	7,535,122
Multifamily loans	989,302	1,458,913	286,562	1,592	2,736,369
Other commercial	3,717,149	255,387	—	—	3,972,536
Total Commercial	$8,948,322	$12,288,930	$1,098,599	$121,159	$22,457,010
Residential mortgages	238	3,537	100,502	442,729	547,006
Home equity loans and lines of credit	301	1,387	445,836	1,549,886	1,997,410
Personal unsecured loans	4,676	171,130	237,349	980	414,135
Other consumer	—	—	—	—	—
Total Variable Rates	$8,953,537	$12,464,984	$1,882,286	$2,114,754	$25,415,561
Total	$11,027,435	$46,094,274	$24,952,372	$6,564,371	$88,638,452

Commercial

Commercial loans decreased approximately $3.5 billion, or 9.2%, from December 31, 2023 to December 31, 2024. This decrease was primarily attributable to a decrease in C&I loans of $2.8 billion, a decrease in Multifamily loans of $708.2 million, and a decrease in CRE loans of $122.7 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $757.6 million from December 31, 2023 to December 31, 2024. The Company ceased origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $0.9 billion from December 31, 2023 to December 31, 2024. This increase represents new origination activity, offset by collections and transfers out of HFI in connection with the Company's loan sales in off-balance sheet securitizations. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

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

During the fourth quarter of 2024, the Company transferred its financial interests in two on-balance sheet auto RIC Trusts (related to 2021 securitizations) to third parties and to two newly-formed off-balance sheet Trusts. The total effects of these transactions resulted in de-recognition of approximately $778.6 million of RICs and a release of the ACL in the amount of approximately $95.2 million, offset by a securitization loss of $16.4 million as a result of deconsolidation of the 2021 RIC Trusts. Refer to Note 8 to these Consolidated Financial Statements for additional discussion of these transactions.

As of December 31, 2024, 58.4% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.3% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $2.4 billion from December 31, 2023 to December 31, 2024. This decrease was primarily attributable to run-off in the portfolio and two sales to third parties during the third and fourth quarters of 2024 totaling $1.4 billion.

At December 31, 2024, the CRE and multifamily portfolios included the following:

	As of December 31, 2024
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,624,800	46.7%
Multifamily loans (1)	9,840,692	53.3%
Total CRE and multifamily loans	$18,465,492	100.0%
CRE loans by type
Multifamily construction	$3,695,120	20.0%
Office	1,644,717	8.9%
Retail	1,085,370	5.9%
Industrial	1,313,962	7.1%
Other	885,631	4.8%
Total	$8,624,800
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 73% of the total CRE and multifamily portfolio and 15.5% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 8.9% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 5.9% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was;

	As of December 31, 2024
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,656,851	30.6%
New Jersey	2,259,381	12.2%
Massachusetts	1,569,199	8.5%
Texas	1,525,230	8.3%
All other states	7,454,831	40.4%
Total	$18,465,492	100.0%

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2024	December 31, 2023	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$243,761	$267,537	$(23,776)	(8.9)%
C&I	132,146	143,504	(11,358)	(7.9)%
Multifamily	226,448	97,228	129,220	132.9%
Other commercial	8,037	5,621	2,416	43.0%
Total commercial loans	610,392	513,890	96,502	18.8%

Consumer loans secured by real estate:
Residential mortgages	52,170	52,718	(548)	(1.0)%
Home equity loans and lines of credit	70,414	86,332	(15,918)	(18.4)%
Consumer loans not secured by real estate:
RICs and auto loans	2,241,575	2,194,509	47,066	2.1%
Personal unsecured loans	486	21,267	(20,781)	(97.7)%
Other consumer	15,198	15,733	(535)	(3.4)%
Total consumer loans	2,379,843	2,370,559	9,284	0.4%
Total non-accrual loans	2,990,235	2,884,449	105,786	3.7%

OREO	54,121	24,246	29,875	123.2%
Repossessed vehicles	249,209	265,368	(16,159)	(6.1)%
Foreclosed and other repossessed assets	25,182	1,666	23,516	1,411.5%
Total OREO and other repossessed assets	328,512	291,280	37,232	12.8%
Total non-performing assets	$3,318,747	$3,175,729	$143,018	4.5%

Past due 90 days or more as to interest or principal and accruing interest	$8,796	$7,947	$849	10.7%
Non-performing assets as a percentage of total assets	2.0%	1.9%	n/a	n/a

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
ACL to total loan outstanding	7.5%	7.5%	7.0%
ACL	$6,609,955	$6,992,815	$6,865,581
Total loans outstanding	88,638,452	93,207,327	97,437,884
NPL to total loans outstanding	3.4%	3.1%	2.4%
NPL	$2,990,235	$2,884,449	$2,340,855
Total loans outstanding	88,638,452	93,207,327	97,437,884
ACL to NPL	221.1%	242.4%	293.3%
ACL	$6,609,955	$6,992,815	$6,865,581
NPL	2,990,235	2,884,449	2,340,855
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.2%	0.2%
Net charge-offs / (recoveries) during the period	$46,530	$91,924	$76,469
Average amount outstanding	37,540,690	40,904,656	38,288,899
Consumer	4.1%	3.6%	2.9%
Net charge-offs / (recoveries) during the period	$2,273,449	$2,062,520	$1,642,271
Average amount outstanding	54,808,673	56,837,616	55,886,419

Commercial net charge-offs during the period to average loans decreased from December 31, 2023 to December 31, 2024. The decrease in net charge-offs was primarily in CRE loans. Consumer net charge-offs during the period to average loans increased from December 31, 2023 to December 31, 2024. This increase was primarily due to current year activity in RICs reflecting normalization in credit performance along with other factors, including high borrowing costs and persistent inflation.

Commercial

Commercial NPLs increased $96.5 million from December 31, 2023 to December 31, 2024. Commercial NPLs accounted for 1.8% of commercial LHFI at December 31, 2024. The change in commercial NPLs was primarily comprised of an increase of $129.2 million in the Multifamily portfolio, a decrease of $23.8 million in the CRE portfolio and a decrease of $11.4 million in the C&I portfolio. The changes in Multifamily NPLs were primarily driven by the impact of the high interest rate environment on customer appraisals.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $55.4 million, or 45.2%, of non-performing consumer loans secured by real estate at December 31, 2024, compared to $67.1 million, or 48.3%, at December 31, 2023.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $47.1 million from December 31, 2023 to December 31, 2024. Non-performing RICs and auto loans accounted for 5.0% and 5.0% of total RICs and auto loans at December 31, 2024 and December 31, 2023, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $20.8 million from December 31, 2023 to December 31, 2024. Non-performing personal unsecured loans accounted for 0.03% and 0.5% of total personal unsecured loans at December 31, 2024 and December 31, 2023, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $178.2 million and $201.2 million at December 31, 2024 and December 31, 2023, respectively. Early stage delinquency consumer loans amounted to $5.5 billion and $5.6 billion at December 31, 2024 and December 31, 2023, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $28.2 million from December 31, 2023 to December 31, 2024. The main driver of this is the increase in past due Multifamily loans due to portfolio deterioration and rating downgrades, partially offset by a decrease in past due CRE loans and personal unsecured loans.

Loan Modifications

Loan modifications occur when a borrower is experiencing financial difficulties and the loan is modified. In these cases, the Company may agree to make certain concessions to both meet the needs of customers and maximize its ultimate recovery on the loans. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, covenant waivers and deferments of principal.

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

During the year ended December 31, 2024, the Company provided loan modifications to customers with an amortized cost basis at December 31, 2024 of $2.2 billion, compared to $1.4 billion for the corresponding period in 2023. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the year ended December 31, 2024 compared to the corresponding period in 2023 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

CREDIT RISK

The risk inherent in the Company’s loan and lease portfolios is driven by credit and collateral quality and is affected by borrower-specific and economy-wide factors such as changes in unemployment, GDP, HPI, the CRE price index, used vehicle index, and other factors. In general, there is an inverse relationship between credit quality of transactions and projections of impairment losses so that transactions with better credit quality require a lower expected loss. The Company manages this risk through its underwriting, pricing and credit approval guidelines and servicing policies and practices, as well as geographic and other concentration limits.
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

ACL

The Company's ACL was $6.6 billion at December 31, 2024, a decrease of $382.9 million from December 31, 2023. The decrease in the ACL was primarily driven by the sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans and improvement in the macroeconomic outlook for certain macro variables. The ACL for the consumer portfolio segment decreased by $321.9 million and the ACL for the commercial segment decreased $60.9 million for the period ended December 31, 2024 compared to the period ended December 31, 2023. Refer to the rollforward of the ACL in Note 3 to the Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments decreased from $60.8 million at December 31, 2023 to $47.9 million at December 31, 2024.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,358,438	$3,336,467
FNMA and FHLMC securities	1,827,163	2,038,307
Beneficial interest in Structured LLC	1,198,985	1,122,510
Other securities (1)	748,046	542,253
Total investment securities AFS	7,132,632	7,039,537
Investment securities HTM:
U.S. Treasury securities, government agencies, and other securities (1)	8,361,402	7,625,337
FNMA and FHLMC securities	1,552,886	1,414,367
Total investment securities HTM	9,914,288	9,039,704
Trading securities	10,322,823	7,967,875
Other investments	1,549,634	1,353,278
Total investment portfolio	$28,919,377	$25,400,394
(1) Other securities primarily include ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	December 31, 2024	December 31, 2023	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$304,440	$25,409	$279,031	1098.2%
Corporate debt securities	13	31,590	(31,577)	(100.0)%
ABS	748,033	510,663	237,370	46.5%
Beneficial interest in Structured LLC	1,198,985	1,122,510	76,475	6.8%
MBS(1):
GNMA - Residential	2,565,297	2,792,844	(227,547)	(8.1)%
GNMA - Commercial	488,701	518,214	(29,513)	(5.7)%
FHLMC and FNMA - Residential	1,741,256	1,949,419	(208,163)	(10.7)%
FHLMC and FNMA - Commercial	85,907	88,888	(2,981)	(3.4)%
Total investments in debt securities AFS	$7,132,632	$7,039,537	$93,095	1.3%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the weighted average yield by maturity for the Company's HTM debt securities portfolio.
	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total
U.S Treasury securities	4.32%	—%	—%	4.32%
ABS	4.53%	5.32%	—%	4.96%
MBS:
GNMA - Residential	—%	2.14%	3.01%	3.01%
GNMA - Commercial	—%	—%	2.45%	2.45%
FHLMC and FNMA - Residential	—%	—%	3.18%	3.18%
Total weighted average yield	4.33%	5.04%	2.77%	2.90%

The following represents the unrealized gain / (loss) position of the AFS investment portfolio.

(in thousands)	December 31, 2024	December 31, 2023	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(801,722)	$(886,414)	$84,692	(9.6)%
Total unrealized gain	100,737	61	100,676	165042.6%
Total unrealized gain/(loss) position	$(700,985)	$(886,353)	$185,368	(20.9)%

The change in unrealized gains is primarily related to the beneficial interest in the Structured LLC.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2024 was approximately 7.24 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at December 31, 2024 was approximately 4.34 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 388 investment securities classified as HTM as of December 31, 2024. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2024:

	December 31, 2024
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,698,937	$1,473,801
FHLMC	2,065,012	1,772,938
GNMA (1)	11,254,919	9,286,380
Total	$15,018,868	$12,533,119
(1) Includes U.S. government agency MBS.

GOODWILL

At December 31, 2024, goodwill totaled $2.8 billion and represented 1.7% of total assets and 17.6% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods and noted no impairment.

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

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.5x	1.1x	1.0x	1.4x	1.3x
Discount Rate	11.8%	12.8%	11.7%	13.4%	13.3%

For the most recent impairment analysis, under the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded its carrying value by 10% or more.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Company utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. In addition, The Company has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2024 were $44.0 billion, compared to $44.1 billion at December 31, 2023. Total borrowings decreased $133.1 million. Refer to Note 10 to the Consolidated Financial Statements for the detail of Borrowings and other debt obligations.

(Dollars in thousands)	Year ended December 31,
Parent Company & other subsidiary borrowings and other debt obligations	2024	2023

Parent Company senior notes and short-term borrowings:
Balance	$12,000,039	$10,249,393
Weighted average interest rate at year-end	5.21%	4.76%
Maximum amount outstanding at any month-end during the year	$12,000,039	$10,249,392
Average amount outstanding during the year	$11,346,929	$9,415,212
Weighted average interest rate during the year	5.19%	4.50%
Parent Company and Subsidiary subordinated notes:
Balance	$1,000,000	$1,000,000
Weighted average interest rate at year-end	5.03%	5.03%
Maximum amount outstanding at any month-end during the year	$1,000,000	$1,000,000
Average amount outstanding during the year	$1,000,000	$1,000,000
Weighted average interest rate during the year	5.03%	5.03%
Subsidiary short-term and overnight borrowings:
Balance	$702,272	$427,531
Weighted average interest rate at year-end	4.41%	4.66%
Maximum amount outstanding at any month-end during the year	$862,887	$427,531
Average amount outstanding during the year	$573,007	$106,883
Weighted average interest rate during the year	4.97%	7.73%

(Dollars in thousands)	Year ended December 31,
	2024	2023

FHLB advances:
Balance	$4,699,407	$6,584,791
Weighted average interest rate at year-end	4.69%	5.04%
Maximum amount outstanding at any month-end during the year	$5,273,739	$9,571,742
Average amount outstanding during the year	$3,772,373	$7,161,272
Weighted average interest rate during the year	4.75%	5.04%
Credit linked notes:
Balance	$1,188,944	$1,153,598
Weighted average interest rate at year-end	9.31%	8.95%
Maximum amount outstanding at any month-end during the year	$3,154,661	$1,153,598
Average amount outstanding during the year	$2,894,727	$1,768,301
Weighted average interest rate during the year	8.27%	8.16%
Term loans:
Balance	$0	$2,000,000
Weighted average interest rate at year-end	—%	6.98%
Maximum amount outstanding at any month-end during the year	$2,000,000	$2,000,000
Average amount outstanding during the year	$2,000,000	$2,000,000
Weighted average interest rate during the year	6.98%	6.98%
Revolving credit facilities:
Balance	$4,036,778	$3,618,378
Weighted average interest rate at year-end	5.75%	6.93%
Maximum amount outstanding at any month-end during the year	$4,340,478	$4,720,878
Average amount outstanding during the year	$3,200,186	$3,618,136
Weighted average interest rate during the year	7.34%	6.62%
Public securitizations:
Balance	$18,489,695	$15,624,345
Weighted average interest rate range at year-end	0.58% - 7.69%	0.48% - 7.69%
Maximum amount outstanding at any month-end during the year	$20,558,069	$21,430,884
Average amount outstanding during the year	$18,836,808	$18,214,056
Weighted average interest rate during the year	4.90%	3.06%
Privately issued amortizing notes:
Balance	$1,893,775	$3,486,015
Weighted average interest rate range at year-end	3.13%-6.73%	2.17% - 6.73%
Maximum amount outstanding at any month-end during the year	$3,290,999	$5,538,706
Average amount outstanding during the year	$2,509,862	$4,424,014
Weighted average interest rate during the year	6.86%	6.59%
Total of all borrowings and debt obligations	$44,010,910	$44,144,051

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a federal deferred tax asset balance of $196.3 million and a state deferred tax asset balance of $168.0 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $150.1 million at December 31, 2023 (consisting of a state deferred tax asset balance of $234.3 million and a federal deferred tax liability balance of $84.2 million). Refer to Note 17 to the Consolidated Financial Statements for further discussion of the change in deferred tax balances.

DEPOSITS

The Company reported deposits of $78.1 billion and $77.1 billion at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, SBNA had $76.8 billion of U.S.-based deposits, including $4.1 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $27.9 billion and $26.3 billion at December 31, 2024 and December 31, 2023, respectively, and represented approximately 36% and 35% of all U.S. deposits at December 31, 2024 and December 31, 2023, respectively.

During the third quarter of 2024, SBNA began participating in a network that offers FDIC deposit placement services. This network spreads a customer's large deposit account among interconnected banks to increase the FDIC insurance coverage for that customer and to help the Bank retain the customer and the relationship.

SBNA attracts deposits primarily through its retail branch network located within the Mid-Atlantic and Northeastern areas of the United States, located throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware, with two locations outside this region in Florida. Many of these deposit customers have more than one bank product including small business loans, middle market, large and global commercial loans, multi-family loans, and auto and other consumer loans. In addition, SBNA obtains deposits through third-party brokerage firms. The Company also acquires deposits nationally through SBNA's online Openbank platform.

The following shows the Company's deposits by business as of December 31, 2024:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$40,705,470	$10,196,086	$3,158,822	$3,127,050	$6,387,192	$63,574,620
Non-interest-bearing demand deposits	8,550,025	3,646,149	73,808	2,214,388	55,615	14,539,985
Total deposits (1)	$49,255,495	$13,842,235	$3,232,630	$5,341,438	$6,442,807	$78,114,605
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

During the fourth quarter of 2024, deposits remained stable across our commercial businesses, with changes to overall deposit balances being primarily driven by increases in strategic deposits in CIB and wealth management, offset by decreases in consumer and other businesses.

The portion of U.S. time deposits in excess of insurance limits(1) were as follows:

(in thousands)	December 31, 2024
Time deposits otherwise uninsured with a maturity of:
3 months or less	$955,155
Over 3 months through 6 months	571,049
Over 6 months through 12 months	422,116
Over 12 months	43,465
Total U.S time deposits in excess of insurance limit	$1,991,785
(1) Uninsured deposits calculated in accordance with applicable FDIC regulations.

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2024 and 2023, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2024 and 2023, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at December 31, 2024:

	SHUSA

	December 31, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.71%	6.50%	4.50%
Tier 1 capital ratio	14.66%	8.00%	6.00%
Total capital ratio	16.83%	10.00%	8.00%
Leverage ratio	9.27%	5.00%	4.00%

	SBNA

	December 31, 2024	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	17.67%	6.50%	4.50%
Tier 1 capital ratio	17.67%	8.00%	6.00%
Total capital ratio	18.93%	10.00%	8.00%
Leverage ratio	11.54%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2023, the Company had $6.7 billion of notional in fair value hedges which decreased to $5.5 billion at December 31, 2024. Refer to Note 14 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the year ended December 31, 2024, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions, including CLNs, of:

•securitizations on SC's SDART platform for approximately $8.4 billion
•securitizations on SC's DRIVE platform for approximately $2.8 billion
•lease securitizations on SBNA's SBALT platform for approximately $4.6 billion
•issuance of retained bonds for approximately $0.5 billion
•issuance of CLNs for approximately $0.5 billion
•off-balance sheet securitizations on SBNA's SBAT platform for approximately $1.0 billion

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At December 31, 2024, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	December 31, 2024			September 30, 2024
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$15,783,871			$13,290,976
Liquidity from released government deposit collateral (1)	2,506,235	—	2,506,235	2,819,609	—	2,819,609
Liquidity from unencumbered securities	2,476,164	—	2,476,164	2,541,268	—	2,541,268
FHLB	15,980,755	4,729,407	11,251,348	16,490,977	2,283,823	14,207,154
FRB:
Discount window	12,413,942	—	12,413,942	12,819,626	—	12,819,626
Total available liquidity			$44,431,560			$45,678,633
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At December 31, 2024, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2b qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $28.5 billion. This amount represented 36.5% of total deposits at December 31, 2024.

Cash, cash equivalents, and restricted cash

	Year ended December 31,		YTD Change
(in thousands)	2024	2023	Increase/(Decrease)
Net cash flows from operating activities	$1,158,322	$1,907,345	$(749,023)
Net cash flows from investing activities	3,087,029	2,138,154	948,875
Net cash flows from financing activities	662,526	(1,941,684)	2,604,210

Cash flows from operating activities

Net cash flow from operating activities decreased by $0.7 billion from the year ended December 31, 2023 to the year ended December 31, 2024, primarily due to an increase in originations and purchases of LHFS, offset by an increase in proceeds from the sales of and collections on LHFS during the year ended December 31, 2024.

Cash flows from investing activities

Net cash flow from investing activities increased by $948.9 million from the year ended December 31, 2023 to the year ended December 31, 2024, primarily driven by an increase in proceeds from sales of LHFI and a decrease in purchases and originations of operating leases, offset by an increase in purchases of HTM investment securities.

Cash flows from financing activities

Net cash flow from financing activities increased by $2.6 billion from the year ended December 31, 2023 to the year ended December 31, 2024, primarily driven by an increase in deposits activity and a decrease in dividends paid on common stock, offset by a decrease in preferred stock offerings and the net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $2.2 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of December 31, 2024, there was an outstanding balance of $832.2 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $5.1 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of December 31, 2024, there was an outstanding balance of $3.2 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of December 31, 2024, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $20.0 billion.

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

At December 31, 2024, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of December 31, 2024, the Company had total contractual cash obligations of $88.8 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations are reliable and stable and include Retail, Commercial and Brokered Deposits of $78.1 billion, secured and other financing of $31.0 billion, short term repurchase agreements of $16.3 billion and long-term unsecured debt of $13.0 billion as well as cash flows from continuing operations. Additionally, on December 31, 2024 the Company has $44.4 billion of readily available liquidity to support near term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $25.5 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $8.1 billion of the other commitments with maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of December 31, 2024, the Company had 530,391,043 shares of common stock outstanding.

During the year ended December 31, 2024, the Company paid dividends of $1.1 billion on its common stock and $176.9 million on its preferred stock.

During the year ended December 31, 2024, SHUSA's subsidiaries had the following capital activity, which eliminates in consolidation:
•SC declared and paid $1.0 billion in dividends to SHUSA
•BSI declared and paid $160.0 million in dividends to SHUSA

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month term SOFR. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income and balance sheet valuation simulations, shocks to those simulations, and scenario and market value analyses, and the subsequent results are reviewed by management. Several assumptions and models are used to produce these analyses, including assumptions about new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions, and competitor pricing. Certain models use historical data analyses to estimate future customer behavior, such as deposit re-pricing and attrition. Estimates from these models can differ from actual behavior, depending on various factors such as macroeconomic conditions or competitor response.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2024 and December 31, 2023:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2024	December 31, 2023
Down 200 basis points	(4.53)%	(4.14)%
Down 100 basis points	(2.12)%	(1.94)%
Up 100 basis points	1.89%	1.82%
Up 200 basis points	3.71%	3.63%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2024 and December 31, 2023.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2024	December 31, 2023
Down 200 basis points	3.02%	6.68%
Down 100 basis points	2.93%	4.05%
Up 100 basis points	(4.22)%	(4.49)%
Up 200 basis points	(8.88)%	(8.76)%

As of December 31, 2024, the Company’s profile reflected an increase of MVE of 2.93% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.22% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs).

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

	Year Ended December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020(1)
Return on Average Assets:
Net income/(loss)	$1,077,399	$932,902	$1,405,007	$3,621,307	$(656,303)
Average assets	170,576,647	173,296,902	169,706,317	151,819,293	149,645,866
Return on average assets	0.63%	0.54%	0.83%	2.39%	(0.44)%

Return on Average Equity:
Net income/(loss)	$1,077,399	$932,902	$1,405,007	$3,621,307	$(656,303)
Average equity	16,284,127	17,491,591	21,345,060	23,163,377	21,719,676
Return on average equity	6.62%	5.33%	6.58%	15.63%	(3.02)%

Average Equity to Average Assets:
Average equity	$16,284,127	$17,491,591	$21,345,060	$23,163,377	$21,719,676
Average assets	170,576,647	173,296,902	169,706,317	151,819,293	149,645,866
Average equity to average assets	9.55%	10.09%	12.58%	15.26%	14.51%

Efficiency Ratio:
General, administrative, and other expenses (numerator)	$6,274,468	$6,327,003	$6,136,779	$6,144,167	$8,208,234

Net interest income	$5,577,558	$5,875,348	$6,174,463	$6,189,521	$6,359,481
Non-interest income	3,604,667	3,464,849	3,729,263	4,452,187	3,949,988
Total net interest income and non-interest income (denominator)	9,182,225	9,340,197	9,903,726	10,641,708	10,309,469

Efficiency ratio	68.33%	67.74%	61.96%	57.74%	79.62%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge for SBNA.

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	Transitional				Fully Phased In(4)
	SBNA		SHUSA		SBNA	SHUSA
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2024
	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$12,644,664	$11,687,456	$15,675,527	$15,500,909	$12,644,664	$15,675,527
Goodwill	(1,554,410)	(1,554,410)	(2,766,665)	(2,766,665)	(1,554,410)	(2,766,665)
Intangible assets	(773)	(856)	(248,920)	(287,159)	(773)	(248,920)
Deferred taxes on goodwill and intangible assets	103,639	109,425	22,304	20,502	103,639	22,305
Other adjustments to CET1(3)	73,331	146,663	339,136	678,272	—	—
Disallowed deferred tax assets	(182,643)	(171,630)	(15,393)	(6,624)	(182,643)	(15,393)
Accumulated other comprehensive loss	759,710	1,086,574	717,700	1,065,568	759,710	717,700
CET1 capital (numerator)	$11,843,518	$11,303,222	$13,723,689	$14,204,803	$11,770,187	$13,384,554
RWAs (denominator)(2)	67,032,476	70,806,169	108,006,026	114,789,473	66,996,980	107,485,188
Ratio	17.67%	15.96%	12.71%	12.37%	17.57%	12.45%

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
(4)    Represents non-GAAP measures.

2024 FOURTH QUARTER RESULTS

SHUSA reported Net income for the fourth quarter of 2024 of $126.3 million compared to Net income of $193.3 million for the third quarter of 2024. The most significant contributors to this decrease were:

•an increase in Net interest income of $30.8 million compared to the third quarter of 2024, primarily due to improving interest rate margins.
•an increase in Total fees and other income of $75.9 million compared to the third quarter of 2024, due to the third quarter losses related to loan sale and securitization activity.
•a decrease in general, administrative, and other expenses of $29.2 million compared to the third quarter of 2024.

The above impacts were offset by an increase in Credit loss expense of $188.2 million compared to the third quarter of 2024, due the large reserve releases in the third quarter as a result of loan sale and securitization activity.

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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Allowance for Loan and Lease Losses on Loans Held for Investment – Certain Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2024, the allowance for loan and lease losses was $6.6 billion on total loans held for investment of $87.3 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, housing price index (HPI), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period and the loss in the event of default. Gross domestic product (GDP) is also a key input used in the models for prediction of the likelihood that the borrower will default. Management also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance.

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

/s/PricewaterhouseCoopers LLP

Boston, Massachusetts
March 3, 2025

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$18,546,918	$13,118,428
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	8,132,230	10,238,714
Investment securities:
AFS at fair value (amortized cost of $7,833,617 and $7,925,890 as of December 31, 2024 and December 31, 2023, respectively)	7,132,632	7,039,537
Trading securities	10,322,823	7,967,875
HTM (fair value of $8,306,417 and $7,562,523 as of December 31, 2024 and December 31, 2023, respectively)	9,914,288	9,039,704
Other investments	1,549,634	1,353,278
LHFI (2) (6)	87,304,499	93,047,209
ALLL (6)	(6,562,012)	(6,932,053)
Net LHFI	80,742,487	86,115,156
LHFS (3)	1,333,953	160,118
Premises and equipment, net (4)	986,953	987,088
Operating lease assets, net (6)(7)	11,667,951	13,782,840
Goodwill	2,766,665	2,766,665
Intangible assets, net	248,920	287,159
BOLI	2,013,692	1,982,428
Restricted cash (6)	5,029,088	5,549,701
Other assets (5) (6)	4,860,516	4,583,884
TOTAL ASSETS	$165,248,750	$164,972,575
LIABILITIES
Accounts payables and accrued expenses	$5,244,272	$5,165,566
Deposits and other customer accounts	78,114,605	77,073,176
Federal funds purchased and securities loaned or sold under repurchase agreements (8)	16,302,948	16,290,786
Trading liabilities	2,460,613	2,699,500
Borrowings and other debt obligations (6)	44,010,910	44,144,051
Advance payments by borrowers for taxes and insurance	150,777	165,843
Deferred tax liabilities, net	—	84,187
Other liabilities (6)	1,289,098	1,848,557
TOTAL LIABILITIES	147,573,223	147,471,666
Commitments and contingencies (Note 20)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at December 31, 2024 and December 31, 2023, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2024 and December 31, 2023, respectively)	17,335,889	17,284,611
Accumulated other comprehensive loss, net of taxes	(717,700)	(1,065,568)
Retained earnings / (accumulated deficit)	(942,662)	(718,134)
TOTAL STOCKHOLDER'S EQUITY	15,675,527	15,500,909
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$165,248,750	$164,972,575
(1) Includes zero and $2.1 billion of contracts held at the FVO at December 31, 2024 and December 31, 2023, respectively.
(2) Includes $9.0 million and $13.9 million of loans recorded at fair value at December 31, 2024 and December 31, 2023, respectively.
(3) Includes $1.3 billion and $19.5 million of loans recorded at the FVO at December 31, 2024 and December 31, 2023, respectively.
(4) Net of accumulated depreciation of $2.5 billion and $2.3 billion at December 31, 2024 and December 31, 2023, respectively.
(5) Includes MSRs of $91.0 million and $94.3 million at December 31, 2024 and December 31, 2023, respectively, for which the Company has elected the FVO.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2024 and December 31, 2023, LHFI included $24.6 billion and $25.1 billion, LHFS included zero and zero, Operating leases assets, net included $11.7 billion and $13.8 billion, restricted cash included $706.6 million and $864.5 million, Other assets included $693.1 million and $638.0 million, Borrowings and other debt obligations included $26.2 billion and $25.1 billion, and Other liabilities included $99.6 million and $119.3 million of assets or liabilities, respectively, that were included within VIEs. See Note 8 to these Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $3.1 billion and $3.5 billion at December 31, 2024 and December 31, 2023, respectively.
(8) Includes zero and $595.4 million of contracts recorded at the FVO at December 31, 2024 and December 31, 2023, respectively.
See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year ended December 31,
	2024	2023	2022
INTEREST INCOME:
Loans	$8,580,147	$8,270,437	$7,027,748
Interest-earning deposits	909,851	773,966	223,787
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	2,787,163	2,415,539	682,198
Investment securities:
AFS	375,810	269,676	167,922
HTM	203,291	185,071	160,690
Trading securities	564,858	397,595	138,913
Other investments	45,016	42,806	19,935
TOTAL INTEREST INCOME	13,466,136	12,355,090	8,421,193
INTEREST EXPENSE:
Deposits and other customer accounts	2,059,472	1,544,186	304,534
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	3,283,107	2,739,050	720,800
Interest expense on trading liabilities	169,583	142,120	64,686
Borrowings and other debt obligations	2,376,416	2,054,386	1,156,710
TOTAL INTEREST EXPENSE	7,888,578	6,479,742	2,246,730
NET INTEREST INCOME	5,577,558	5,875,348	6,174,463
Credit loss expense	1,937,119	2,226,438	2,018,817
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	3,640,439	3,648,910	4,155,646
NON-INTEREST INCOME:
Consumer and commercial fees	416,112	349,357	399,448
Capital markets and foreign exchange income	408,768	195,808	179,843
Lease income	2,178,597	2,462,990	2,650,668
Miscellaneous income, net (1)	376,731	311,655	480,762
TOTAL FEES AND OTHER INCOME	3,380,208	3,319,810	3,710,721
Net gain on sale of investment securities	224,459	145,039	18,542
TOTAL NON-INTEREST INCOME	3,604,667	3,464,849	3,729,263
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	2,145,506	2,065,108	2,001,243
Occupancy and equipment expenses	653,026	667,205	653,820
Technology, outside service, and marketing expense	796,899	729,208	656,038
Loan expense	333,617	356,480	287,419
Lease expense	1,708,193	1,925,279	2,036,715
Other expenses	637,227	583,723	501,544
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	6,274,468	6,327,003	6,136,779
INCOME BEFORE INCOME TAX	970,638	786,756	1,748,130
Income tax (benefit) / provision	(106,761)	(146,146)	343,123
NET INCOME	$1,077,399	$932,902	$1,405,007

(1) Includes equity investment income/(expense), net.

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2024	2023	2022
NET INCOME	$1,077,399	$932,902	$1,405,007
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	182,349	261,145	(435,647)
Net unrealized gains / (losses) on investment in debt securities, net of tax	160,205	6,021	(716,667)
Pension and post-retirement actuarial gains, net of tax	5,314	3,289	4,401
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	347,868	270,455	(1,147,913)
COMPREHENSIVE INCOME	$1,425,267	$1,203,357	257,094

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income / (Loss), Net of Tax	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interest	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2022	530,391	$17,875,938	$(188,110)	$4,826,127	$1,953,395	$24,467,350	$—
Comprehensive (loss) / income	—	—	(1,147,913)	1,405,007	—	257,094	—
Dividends paid on common stock	—	—	—	(4,750,000)	—	(4,750,000)	—
Stock repurchase	—	(591,327)	—	—	(1,953,395)	(2,544,722)	—
Preferred stock offering	—	—	—	—	—	—	500,000
Balance, December 31, 2022	530,391	$17,284,611	$(1,336,023)	$1,481,134	$—	$17,429,722	$500,000
Cumulative-effect adjustment upon adoption of new accounting standards (Note 1)	—	—	—	(41,396)	—	(41,396)	—
Comprehensive income	—	—	270,455	932,902	—	1,203,357	—
Dividends paid on common stock	—	—	—	(3,000,000)	—	(3,000,000)	—
Dividends paid on preferred stock	—	—	—	(90,774)	—	(90,774)	—
Preferred stock offering	—	—	—	—	—	—	$1,500,000
Balance, December 31, 2023	530,391	$17,284,611	$(1,065,568)	$(718,134)	$—	$15,500,909	$2,000,000
Comprehensive income	—	—	347,868	1,077,399	—	1,425,267	—
Dividends paid on common stock	—	—	—	(1,125,000)	—	(1,125,000)	—
Dividends paid on preferred stock	—	—	—	(176,927)	—	(176,927)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	$—	51,278	—
Balance, December 31, 2024	530,391	$17,335,889	$(717,700)	$(942,662)	$—	$15,675,527	$2,000,000

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,077,399	$932,902	$1,405,007
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense/(benefit)	1,937,119	2,226,438	2,018,817
Deferred tax (benefit) / expense	(354,342)	(430,134)	(86,291)
Depreciation, amortization and accretion	2,603,657	2,617,812	2,788,088
Net (gain)/loss on sale or disposal of loans, investment securities, and other assets	(64,780)	(91,808)	(35,076)
Originations and purchases of LHFS	(4,166,203)	(18,772)	(195,849)
Proceeds from sales of and collections on LHFS	2,905,464	2,580	364,333
Net change in:
Trading securities and trading liabilities, net	(2,363,396)	(2,122,482)	(850,795)
Other assets and BOLI	(573,420)	(358,269)	(992,254)
Other liabilities	129,565	(852,465)	890,198
Other operating activities, net	27,259	1,543	(21,037)
NET CASH (USED IN) / PROVIDED BY OPERATING ACTIVITIES	1,158,322	1,907,345	5,285,141

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	200,344	311,052	624,353
Proceeds from prepayments and maturities of AFS investment securities	927,596	1,564,733	2,062,869
Purchases of AFS investment securities	(1,086,071)	(1,884,820)	(2,256,438)
Proceeds from prepayments and maturities of HTM investment securities	663,766	520,183	1,110,339
Purchases of HTM investment securities	(1,473,482)	—	(1,214,305)
Proceeds from sales of equity method and other investments	388,043	409,583	509,465
Proceeds from maturities of other investments	—	300,000	650,000
Purchases of and contributions to equity method and other investments	(702,739)	(1,118,344)	(1,334,512)
Net change in federal funds sold and securities purchased under resale agreements	2,106,484	2,185,365	3,561,084
Proceeds from sales of LHFI	2,675,319	1,641,811	596,717
Purchases of LHFI	(137,253)	(117,192)	(1,100,954)
Net change in loans other than purchases and sales	(714,028)	(5,002)	(6,680,472)
Purchases and originations of operating leases	(4,343,559)	(6,171,296)	(5,789,527)
Proceeds from the sale and termination of operating leases	4,532,699	4,634,147	5,024,206
Purchases and sales of premises and equipment, net	(278,468)	(256,057)	(220,633)
Proceeds from sale of residual interest in VIE	196,688	63,592	—
Acquisition of PCH	—	—	(391,931)
Other investing activities, net	131,690	60,399	45,690
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	3,087,029	2,138,154	(4,804,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,041,429	(2,055,365)	(2,469,631)
Net change in short-term borrowings	274,741	1,192,950	177,205
Net proceeds from long-term borrowings	33,708,183	31,399,685	42,902,767
Repayments of long-term borrowings	(33,108,274)	(31,812,857)	(40,832,614)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	12,162	907,967	(1,923,559)
Dividends paid on common stock and preferred stock	(1,301,927)	(3,090,774)	(4,750,000)
Stock repurchase	—	—	(2,544,722)
Preferred stock offering	—	1,500,000	500,000
Other financing activities, net	36,212	16,710	6,541
NET CASH PROVIDED BY / (USED IN) FINANCING ACTIVITIES	662,526	(1,941,684)	(8,934,013)

NET (DECREASE) / INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	4,907,877	2,103,815	(8,452,921)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	18,668,129	16,564,314	25,017,235
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$23,576,006	$18,668,129	$16,564,314

(1) The years ended December 31, 2024, 2023 and 2022 include cash and cash equivalents balances of $18.5 billion, $13.1 billion and $10.2 billion, respectively, and restricted cash balances of $5.0 billion, $5.5 billion, and $6.3 billion, respectively.

See accompanying notes to the Consolidated Financial Statements

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, and other consumer loans and leases throughout the Mid-Atlantic and Northeastern areas of the United States. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

Sale of Subsidiary

In May 2024, the Company sold its wholly-owned subsidiary Services and Promotions Delaware Corp. to an affiliate of Santander. Services and Promotions Delaware Corp. (through a wholly-owned subsidiary) owned and managed the corporate office building located at 1401 Brickell Avenue, Miami, Florida, which leased space to BSI and other tenants until the sale. The affiliate paid fair value of approximately $134.0 million. The Company recorded proceeds in excess of its carrying value (approximately $51.6 million, net of a tax effect of $7.9 million) to additional paid-in capital as a result of the transaction between entities under common control.

Joint Venture with FDIC

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA classifies its 20 percent interest in the Structured LLC as an AFS debt security. Under the terms of the arrangement, SBNA receives payments from the Structured LLC generated from net cash flows of the underlying loans based on its proportionate interest in the Structured LLC. SBNA is manager and servicer of the loan portfolio and is paid market rate fees by the Structured LLC.

Recently Adopted Accounting Standards

Effective December 2024, the Company adopted ASU 2023-07 Segment Reporting – Improvements to Reportable Segment Disclosures, which enhances segment disclosure requirements primarily in the area of significant segment expenses. This standard was applied retrospectively to the disclosures in Note 23 - Business Segment Information. The adoption of this standard did not impact the Company's financial position or results of operations.

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

Recently Issued Accounting Standards Not Yet Adopted

On August 23, 2023, the FASB issued ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement, requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair value. The new guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, and early adoption is permitted. The Company does not expect a material impact on the Company’s financial position or results of operations as a result of this accounting standard.

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes – Improvements to Income Tax Disclosures, requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The new disclosure requirements are effective for annual periods beginning in 2025, with early adoption permitted. The adoption of this ASU will not impact the Company’s financial position or results of operations.

On November 26, 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires a breakout of expenses in specific areas including employee compensation, depreciation, and intangible asset amortization. The new disclosure requirements are effective for annual reporting periods beginning in 2027 and interim periods thereafter, with early adoption permitted. The new guidance can be applied either prospectively to reporting periods after the effective date, or retrospectively to any or all prior periods presented. We are currently evaluating the impact of this update.

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

The Company uses the equity method to account for unconsolidated investments in VOEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. These investments are classified in Other Assets on the Condensed Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in Miscellaneous income, net within the Consolidated Statements of Operations. Unconsolidated investments in VOEs in which the Company has a voting or economic interest of less than 20% (3% for limited liability entities) are generally carried at cost less any impairment and classified in Other Investments.

Unconsolidated investments in VIEs in which the Company is not the primary beneficiary are generally carried at cost less impairment (and classified as HTM securities) or at fair value and classified in Other Investments.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sales and Securitizations

The Company transfers RICs or leases into newly-formed Trusts which then issue one or more classes of notes payable backed by the RICs or leases. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing RICs or leases held by the SPEs and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE, and accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs or leases, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated RICs or leases. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the RICs or leases and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs or leases and are not available to the Company's creditors or other subsidiaries.

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

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. Although FHLB and FRB stock are equity interests in the FHLB and FRB, respectively, neither has a readily determinable fair value, because ownership is restricted, and they are not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock and FRB stock are carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value. Other investments also includes investments in LIHTC affordable housing projects.

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

Securities transferred to counterparties under repurchase agreements and securities lending transactions continue to be recognized on the Consolidated Balance Sheets, are measured at fair value, and are included in Trading securities on the Company’s Consolidated Balance Sheets. Securities received from counterparties under reverse repurchase agreements and securities borrowed transactions are not recognized on the Consolidated Balance Sheets unless the counterparty defaults. The securities transferred under Securities Financing Activities typically are U.S. Treasury and agency securities or residential agency MBS. In general, the securities transferred can be sold, re-pledged or otherwise used by the party in possession. No restrictions exist on the use of cash collateral by either party. The Company may be exposed to counterparty risk, with such risk managed by performing assessments independent of business line managers and establishing concentration limits on each counterparty. Additionally, these transactions include collateral arrangements that require the fair values of the underlying securities to be determined daily, resulting in collateral being obtained or refunded to counterparties to maintain specified collateral levels. These financing transactions do not create material credit risk given the collateral provided and the related monitoring process.

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

LHFI are reported net of cumulative charge-offs, unamortized loan origination fees and costs, and (for purchased loans) unamortized discounts and premiums. Interest on loans is credited to income as it is earned. For most of the Company's LHFI, loan origination fees and certain direct loan origination costs and premiums and discounts are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest method. For RICs, loan origination fees and costs, premiums and discounts are deferred and amortized over their estimated lives as adjustments to interest income utilizing the effective interest method using estimated prepayment speeds, which are updated on a monthly basis. The Company estimates future principal prepayments specific to pools of homogeneous loans, which are based on the vintage, credit quality at origination and term of the loan. Prepayments in our portfolio are sensitive to credit quality, with higher credit quality loans experiencing higher voluntary prepayment rates than lower credit quality loans. The resulting prepayment rate specific to each pool is based on historical experience and is used as an input in the calculation of the constant effective yield. The impact of defaults is not considered in the prepayment rate; the prepayment rate only considers voluntary prepayments.

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

Originated loans are initially recorded at the proceeds paid to fund the loan, adjusted for loan origination fees and costs.

Purchased loans are initially recorded at the proceeds paid, which includes premiums and discounts. Purchased loans are generally acquired in a bulk purchase or a business combination. RICs acquired directly from a dealer and loans acquired upon origination from a third party through a flow agreement are considered to be originated loans, not purchased loans. Purchase discounts and premiums on purchased loans that are deemed performing are accreted over the contractual term of the loans, generally using the effective interest method. The purchase discounts on revolving personal unsecured loans are amortized on a straight-line basis.

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

PCD Loans

Purchased loans that at acquisition the Company deems to have more than insignificant deterioration in credit quality since origination are considered PCD loans. PCD loans require the recognition of an ACL at purchase. The ACL is added to the purchase price at the date of acquisition to determine the initial amortized cost basis of the PCD loan. The ACL is calculated based on the unpaid principal balance, using the same methodology as originated loans, as described below.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Methodology

The Company uses several methodologies for measurement of the ACL. The ACL is made up of a quantitative and a qualitative component. To determine the quantitative component, the Company generally uses a DCF approach for determining the ALLL for individually assessed loans, and loss rate statistical methodology for other loans. The methodologies utilized by the Company to estimate expected credit losses vary by product type.

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

Loans discharged under Chapter 7 bankruptcy are considered collateral-dependent, regardless of delinquency status. These loans are written down to the fair value of collateral and classified as non-accrual/non-performing for the remaining life of the loan.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals are included in Other administrative expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2024, 2023, or 2022.

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

CLNs

CLNs are classified as Borrowings and other debt obligations. The notes contain a financial guarantee that effectively transfers a portion of the credit risk on a reference pool of loans owned by the Company to the noteholders. These are considered freestanding financial guarantee contracts. The notes are recorded at the amount of the proceeds received, net of debt issuance costs and subsequently accounted for on an amortized cost basis. In the event of credit losses on the reference loan pool in excess of the contractual residual amount, the principal balance of the notes will be reduced to the extent of such loss up to the amount of notes issued and recognized as a debt extinguishment gain within Miscellaneous income, net. In addition, as the credit guarantee component of the notes is considered to be free standing, the ACL measured on the reference pool of loans in accordance with ASC 326 is not reduced by the credit guarantee. The Company has the option to redeem the notes once the unpaid principal balance of the reference pool is less than or equal to 10% of the initial principal balance.

In connection with certain of its CLNs, the Company is required to maintain a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of these transactions' CLNs. This is reported as restricted cash in the Consolidated Balance Sheets. In addition, the Company maintains standby letters of credit (with a third-party financial institution) in an amount approximating six months of interest due on the notes outstanding.

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
•Leases
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

Loan Sales and Servicing

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking income, net includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of MSRs. Gains or losses on sales of residential mortgage and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

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

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2024 through the issuance of these Consolidated Financial Statements. Except as noted in Note 10, and Note 19 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Consolidated Financial Statements as of December 31, 2024.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$304,292	$148	$—	$304,440	$25,391	$18	$—	$25,409
Corporate debt securities	13	—	—	13	31,584	7	(1)	31,590
ABS	749,608	505	(2,080)	748,033	512,553	29	(1,919)	510,663
Beneficial interest in Structured LLC (1)	1,099,000	99,985	—	1,198,985	1,122,510	—	—	1,122,510
MBS:
GNMA - Residential	2,905,020	17	(339,740)	2,565,297	3,187,600	—	(394,756)	2,792,844
GNMA - Commercial	643,010	3	(154,312)	488,701	659,882	4	(141,672)	518,214
FHLMC and FNMA - Residential	2,122,647	79	(381,470)	1,741,256	2,330,558	3	(381,142)	1,949,419
FHLMC and FNMA - Commercial	88,416	—	(2,509)	85,907	91,821	—	(2,933)	88,888
Unallocated fair value hedge basis adjustment (2)	(78,389)	—	78,389	—	(36,009)	—	36,009	—
Total investments in debt securities AFS	$7,833,617	$100,737	$(801,722)	$7,132,632	$7,925,890	$61	$(886,414)	$7,039,537
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2024				December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$584,277	$159	$(352)	$584,084	$—	$—	$—	$—
ABS and other interests in structured securities	70,236	188	(49)	70,375	29,701	—	(363)	29,338
MBS:
GNMA - Residential	3,010,357	3,118	(502,165)	2,511,310	2,752,158	724	(469,929)	2,282,953
GNMA - Commercial	4,696,532	56	(975,516)	3,721,072	4,843,478	492	(894,635)	3,949,335
FHLMC and FNMA - Residential	1,552,886	1,832	(135,142)	1,419,576	1,414,367	—	(113,470)	1,300,897
Total investments in debt securities HTM	$9,914,288	$5,353	$(1,613,224)	$8,306,417	$9,039,704	$1,216	$(1,478,397)	$7,562,523

As of December 31, 2024 and December 31, 2023, the Company had investment securities with an estimated carrying value of $11.5 billion and $11.2 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $3.9 billion and $7.5 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.5 billion and $3.2 billion, respectively, were pledged to secure public fund deposits; $20.4 million and $95.6 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $372.8 million and $349.9 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.7 billion and zero , respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of December 31, 2024 and December 31, 2023. There were no amounts pledged to secure repurchase agreements in which the secured party has the right to sell or repledge the collateral as of December 31, 2024 or December 31, 2023. The Company also participates in Securities Financing Activities discussed further in Note 13 to these Consolidated Financial Statements.

At December 31, 2024 and December 31, 2023, the Company had $116.2 million and $79.6 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2024 or December 31, 2023.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2024 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasury securities	$304,440	$—	$—	$—	$304,440	4.26%
Corporate debt securities	13	—	—	—	13	4.90%
ABS	—	—	532,909	215,124	748,033	5.71%
Beneficial Interest in Structured LLC	—	—	—	1,198,985	1,198,985	10.32%
MBS:
GNMA - Residential	—	3,782	18,538	2,542,977	2,565,297	3.84%
GNMA - Commercial	—	—	—	488,701	488,701	2.18%
FHLMC and FNMA - Residential	1,642	45,350	53,005	1,641,259	1,741,256	2.87%
FHLMC and FNMA - Commercial	4,160	73,933	—	7,814	85,907	4.48%
Total fair value	$310,255	$123,065	$604,452	$6,094,860	$7,132,632	4.80%
Weighted average yield	4.24%	3.68%	5.38%	4.79%	4.80%
Total amortized cost (3)	$310,144	$126,761	$612,577	$6,862,524	$7,912,006

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities of the debt securities and do not contemplate anticipated non-contractual payments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.
(3) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2024 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasury securities	$—	$584,084	$—	$—	$584,084	4.32%
ABS	—	31,775	38,600	—	70,375	4.96%
MBS:
GNMA - Residential	—	—	3,703	2,507,607	2,511,310	3.01%
GNMA - Commercial	—	—	—	3,721,072	3,721,072	2.45%
FHLMC and FNMA - Residential	—	—	—	1,419,576	1,419,576	3.18%
Total fair value	$—	$615,859	$42,303	$7,648,255	$8,306,417	2.90%
Weighted average yield	—%	4.33%	5.04%	2.77%	2.90%
Total amortized cost	$—	$616,102	$42,277	$9,255,909	$9,914,288
(1) (2) See corresponding footnotes to the contractual maturity table for investments in debt securities HTM, shown above.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$6,992	$—	$—	$—
Corporate debt securities	—	—	13	—	7,325	(1)	13	—
ABS	353,501	(1,724)	11,250	(356)	6,749	(168)	402,325	(1,751)
MBS:
GNMA - Residential	—	—	2,539,940	(339,740)	—	—	2,792,843	(394,756)
GNMA - Commercial	—	—	488,698	(154,312)	—	—	518,210	(141,672)
FHLMC and FNMA - Residential	—	—	1,724,770	(381,470)	—	—	1,949,320	(381,142)
FHLMC and FNMA - Commercial	—	—	85,907	(2,509)	—	—	88,888	(2,933)
Total investments in debt securities AFS (1)	$353,501	$(1,724)	$4,850,578	$(878,387)	$21,066	$(169)	$5,751,599	$(922,254)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2024				December 31, 2023
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$401,232	$(352)	$—	$—	—	$—	$—	$—
ABS and other interests in structured securities	—	—	16,000	(49)	22,461	(313)	6,878	(50)
MBS:
GNMA - Residential	245,812	(1,647)	1,944,400	(500,518)	—	—	2,166,032	(469,929)
GNMA - Commercial	23,637	(43)	3,675,226	(975,473)	45,983	(1,610)	3,856,536	(893,025)
FHLMC and FNMA - Residential	71,995	(699)	1,103,973	(134,443)	57,955	(528)	1,242,941	(112,942)
Total investments in debt securities HTM	$742,676	$(2,741)	$6,739,599	$(1,610,483)	$126,399	$(2,451)	$7,272,387	$(1,475,946)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at December 31, 2024 or December 31, 2023. As discussed in Note 1 to these Consolidated Financial Statements, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
AFS debt and other securities:
Gross realized gains	$444	$192	$—
Gross realized losses	—	(4,928)	(29,343)
Net realized gains/(losses) on AFS and other securities	$444	$(4,736)	$(29,343)
Total trading securities gains/(losses)	227,888	151,158	35,405
Total equity securities gains/(losses)	(3,873)	(1,383)	12,480
Total realized gains/(losses) in income from investments	$224,459	$145,039	$18,542

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At December 31, 2024 and December 31, 2023, the Company held $10.3 billion and $8.0 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Net gain on sale of investment securities on the Company's Consolidated Statements of Operations. At December 31, 2024 and December 31, 2023, the Company had $10.0 billion and $7.4 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
FHLB of Pittsburgh and FRB stock	$588,250	$631,394
LIHTC investments	899,925	660,694
Equity securities not held for trading (1)	56,459	61,190
Interest-bearing deposits with an affiliate bank	5,000	—
Total	$1,549,634	$1,353,278
(1)    Includes $8.0 million and $2.8 million of equity certificates related to off-balance sheet securitizations as of December 31, 2024 and December 31, 2023, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2024, the Company purchased $240.5 million of FHLB stock at par, and redeemed $316.4 million of FHLB stock at par. The Company purchased $32.8 million of FRB stock at par and redeemed no FRB stock at par during the year ended December 31, 2024. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities are generally measured at fair value with changes in fair value recognized in net income. Certain privately held equity investments are accounted for using the cost less impairment accounting process.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $59.1 billion at December 31, 2024 and $60.3 billion at December 31, 2023.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. The LHFS portfolio balance at December 31, 2024 was $1.3 billion, compared to $160.1 million at December 31, 2023. For a discussion on the composition and valuation of LHFS at fair value, see Note 15 to these Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At December 31, 2024 and December 31, 2023, accrued interest receivable on the Company's loans was $632.4 million and $661.0 million, respectively.

During the first quarter of 2024, the Company transferred $1.1 billion in RIC loans to a newly formed off-balance sheet trust. Refer to Note 8 of these Consolidated Financial Statements for more information.

During the third quarter of 2024, the Company sold approximately $1.3 billion of personal unsecured loans to a third party. The transaction resulted in a loss on sale of approximately $106.8 million, offset by a release of the ACL in the amount of approximately $101.8 million.

In addition, during the third quarter of 2024, the Company transferred its financial interests of approximately $507.7 million on- balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet Trust. Refer to Note 8 to these Condensed Consolidated Financial Statements for additional discussion of this transaction.

During the fourth quarter of 2024, the Company transferred its financial interests in two on-balance sheet auto RIC Trusts (related to 2021 securitizations) to third parties and to two newly-formed off-balance sheet Trusts. The total effects of these two transactions resulted in de-recognition of approximately $778.6 million of RICs from the Consolidated Balance Sheets, and a release of the ACL in the amount of approximately $95.2 million, offset by a securitization loss of $16.4 million as a result of de-consolidation of the 2021 RIC Trusts. Refer to Note 8 to these Consolidated Financial Statements for additional discussion of these transactions.

In addition, during the fourth quarter of 2024, the Company sold approximately $154.6 million of personal unsecured loans to a third party. The transaction resulted in a loss on sale of approximately $14.2 million, offset by a release of the ACL in the amount of approximately $12.1 million.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,624,800	9.9%	$8,747,544	9.4%
C&I loans	8,386,344	9.6%	11,181,962	12.0%
Multifamily loans	9,840,692	11.3%	10,548,905	11.3%
Other commercial (2)	7,608,933	8.7%	7,476,113	8.0%
Total commercial LHFI	$34,460,769	39.5%	$37,954,524	40.7%
Consumer loans secured by real estate:
Residential mortgages	4,415,747	5.1%	4,816,218	5.2%
Home equity loans and lines of credit	2,091,365	2.4%	2,448,454	2.6%
Total consumer loans secured by real estate	$6,507,112	7.5%	$7,264,672	7.8%
Consumer loans not secured by real estate:
RICs and auto loans	44,585,718	50.9%	43,705,359	47.0%
Personal unsecured loans	1,715,727	2.0%	4,062,700	4.4%
Other consumer (3)	35,173	0.1%	59,954	0.1%
Total consumer loans	$52,843,730	60.5%	$55,092,685	59.3%
Total LHFI (1)	$87,304,499	100.0%	$93,047,209	100.0%
Total LHFI:
Fixed rate	$62,085,179	71.1%	$65,960,370	70.9%
Variable rate	25,219,320	28.9%	27,086,839	29.1%
Total LHFI (1)	$87,304,499	100.0%	$93,047,209	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $425.4 million and $475.0 million as of December 31, 2024 and December 31, 2023, respectively.
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

The commercial portfolio segmentation reflects line of business distinctions. The CRE line of business includes C&I owner-occupied real estate and specialized lending for investment real estate. C&I includes non-real estate-related commercial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes. The remainder of the portfolio primarily represents the CEVF portfolio.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Year ended December 31, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(4,573)	1,954,511	1,949,938
Charge-offs	(108,032)	(4,732,029)	(4,840,061)
Recoveries	61,502	2,458,580	2,520,082
Charge-offs, net of recoveries	$(46,530)	$(2,273,449)	$(2,319,979)
ALLL, end of period	$565,685	$5,996,327	$6,562,012

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(9,820)	(2,999)	(12,819)
Reserve for unfunded lending commitments, end of period	$46,026	$1,917	$47,943
Total ACL, end of period	$611,711	$5,998,244	$6,609,955

	Year ended December 31, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-02	4,986	50,254	55,240
Credit loss expense	141,510	2,109,748	2,251,258
Charge-offs	(158,157)	(4,586,806)	(4,744,963)
Recoveries	66,233	2,524,286	2,590,519
Charge-offs, net of recoveries	$(91,924)	$(2,062,520)	$(2,154,444)
ALLL, end of period	$616,788	$6,315,265	$6,932,053

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss (benefit) on unfunded lending commitments	(21,863)	(2,957)	(24,820)
Reserve for unfunded lending commitments, end of period	$55,846	$4,916	$60,762
Total ACL, end of period	$672,634	$6,320,181	$6,992,815

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2022
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$567,310	$5,894,100	$6,461,410
Credit loss benefit on loans	71,375	1,965,954	2,037,329
Charge-offs	(133,104)	(4,041,349)	(4,174,453)
Recoveries	56,635	2,399,078	2,455,713
Charge-offs, net of recoveries	(76,469)	(1,642,271)	(1,718,740)
ALLL, end of period	$562,216	$6,217,783	$6,779,999

Reserve for unfunded lending commitments, beginning of period	$91,191	$12,903	$104,094
Credit loss benefit on unfunded lending commitments	(13,482)	(5,030)	(18,512)
Reserve for unfunded lending commitments, end of period	77,709	7,873	85,582
Total ACL end of period	$639,925	$6,225,656	$6,865,581

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which reflects growth in the U.S. economy and a stable unemployment rate (which is a key driver to losses). Downward side risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth. Using the weighted average of a range of economic forecast scenarios, we estimated at December 31, 2024 that the unemployment rate is expected to be approximately 5.2% at the end of 2025. In comparison, at December 31, 2023, management previously estimated the unemployment rate using the weighted average of our economic forecast scenarios to be 5.0% at the end of 2024. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, is estimated at December 31, 2024 to be approximately 194 at the end of 2025 compared to our estimate at December 31, 2023 to be approximately 201 at the end of 2024. While the economy saw significant recovery in 2023 and into 2024, there is still considerable uncertainty regarding overall lifetime loss estimates due to persistent inflation and high interest rates.

The Company's ACL was $6.6 billion at December 31, 2024, a decrease of $382.9 million from December 31, 2023. The decrease in the ACL was primarily driven by the sale of certain personal unsecured loans and off-balance sheet securitizations of RICs and auto loans and improvement in the macroeconomic outlook for certain macro variables. The ACL for the consumer portfolio segment decreased by $321.9 million and the ACL for the commercial portfolio segment decreased by $60.9 million at December 31, 2024 compared to December 31, 2023.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023

Non-accrual loans:
Commercial:
CRE	$243,761	$267,537	$36,643	$64,383
C&I	132,146	143,504	70,153	2,230
Multifamily	226,448	97,228	81,480	17,801
Other commercial	8,037	5,621	9	—
Total commercial loans	$610,392	$513,890	$188,285	$84,414
Consumer:
Residential mortgages	52,170	52,718	1,436	5,898
Home equity loans and lines of credit	70,414	86,332	12,681	15,241
RICs and auto loans	2,241,575	2,194,509	147,574	153,850
Personal unsecured loans	486	21,267	—	1,776
Other consumer	15,198	15,733	201	152
Total consumer loans	$2,379,843	$2,370,559	$161,892	$176,917
Total non-accrual loans	$2,990,235	$2,884,449	$350,177	$261,331

OREO	54,121	24,246	—	—
Repossessed vehicles	249,209	265,368	—	—
Foreclosed and other repossessed assets	25,182	1,666	—	—
Total OREO and other repossessed assets	$328,512	$291,280	$—	$—
Total non-performing assets	$3,318,747	$3,175,729	$350,177	$261,331
(1) Interest income recognized on nonaccrual loans was $242.9 million and $206.0 million for the year ended December 31, 2024 and December 31, 2023, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE	$14,113	$107,189	$121,302	$8,503,498	$8,624,800	$—
C&I (1)	54,966	30,007	84,973	8,497,612	8,582,585	—
Multifamily	55,813	140,025	195,838	9,644,854	9,840,692	—
Other commercial	53,345	3,289	56,634	7,552,299	7,608,933	—
Consumer:
Residential mortgages (2)	71,252	48,511	119,763	5,433,696	5,553,459	—
Home equity loans and lines of credit	34,698	60,302	95,000	1,996,365	2,091,365	—
RICs and auto loans	5,377,426	591,437	5,968,863	38,616,855	44,585,718	—
Personal unsecured loans	41,673	22,296	63,969	1,651,758	1,715,727	8,796
Other consumer	1,078	146	1,224	33,949	35,173	—
Total	$5,704,364	$1,003,202	$6,707,566	$81,930,886	$88,638,452	$8,796
(1) C&I loans includes $196.2 million of LHFS at December 31, 2024.
(2) Residential mortgages include $1.1 billion of LHFS at December 31, 2024.

As of:	December 31, 2023
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE (2)	$98,799	$62,645	$161,444	$8,586,100	$8,747,544	$—
C&I (1)	54,367	12,260	66,627	11,246,726	11,313,353	—
Multifamily (4)	—	62,391	62,391	10,495,778	10,558,169	—
Other commercial	48,075	3,260	51,335	7,424,778	7,476,113	—
Consumer:
Residential mortgages (3)	99,171	47,019	146,190	4,689,491	4,835,681	—
Home equity loans and lines of credit	36,297	71,936	108,233	2,340,221	2,448,454	—
RICs and auto loans	5,393,627	558,208	5,951,835	37,753,524	43,705,359	—
Personal unsecured loans	84,379	44,389	128,768	3,933,932	4,062,700	7,947
Other consumer	2,213	345	2,558	57,396	59,954	—
Total	$5,816,928	$862,453	$6,679,381	$86,527,946	$93,207,327	$7,947
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2024	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2024(1)	2023	2022	2021	2020	Prior	Total (3)
CRE
Pass	$338,140	$824,121	$2,829,501	$1,098,765	$740,463	$1,387,777	$7,218,767
Special mention	18,961	32,300	276,613	311,328	22,486	98,887	760,575
Substandard	29,011	10,662	243,510	49,001	65,937	198,848	596,969
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$386,112	$867,083	$3,349,624	$1,459,094	$828,886	$1,734,001	$8,624,800
Current period gross write-offs - CRE	$3,184	$—	$—	$19,709	$—	$681	$23,574
C&I
Pass	$1,196,845	$675,221	$1,291,707	$808,286	$412,971	$2,501,415	$6,886,445
Special mention	15,888	18,633	198,737	70,428	10,973	98,450	413,109
Substandard	—	125,253	33,951	73,032	25,830	211,237	469,303
N/A	364,947	190,867	163,191	67,654	17,237	9,832	813,728
Total C&I	$1,577,680	$1,009,974	$1,687,586	$1,019,400	$467,011	$2,820,934	$8,582,585
Current period gross write-offs - C&I	$2,018	$13,647	$21,267	$10,256	$5,040	$6,956	$59,184
Multifamily
Pass	$57,650	$1,004,387	$2,690,142	$1,266,945	$823,374	$2,107,406	$7,949,904
Special mention	—	164,750	197,385	157,652	28,969	101,130	649,886
Substandard	—	86,516	490,480	212,479	90,304	361,123	1,240,902
Total multifamily	$57,650	$1,255,653	$3,378,007	$1,637,076	$942,647	$2,569,659	$9,840,692
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$14,100	$14,100
Remaining commercial
Pass	$3,700,349	$1,230,676	$1,019,522	$518,369	$330,432	$797,060	$7,596,408
Special mention	—	710	596	2,667	—	514	4,487
Substandard	—	1,151	2,141	1,242	303	3,201	8,038
Total remaining commercial	$3,700,349	$1,232,537	$1,022,259	$522,278	$330,735	$800,775	$7,608,933
Current period gross write-offs - Remaining commercial	$—	$267	$13	$20	$—	$10,874	$11,174
Total commercial loans
Pass	$5,292,984	$3,734,405	$7,830,872	$3,692,365	$2,307,240	$6,793,658	$29,651,524
Special mention	34,849	216,393	673,331	542,075	62,428	298,981	1,828,057
Substandard	29,011	223,582	770,082	335,754	182,374	774,409	2,315,212
Doubtful	—	—	—	—	—	48,489	48,489
N/A	364,947	190,867	163,191	67,654	17,237	9,832	813,728
Total commercial loans	$5,721,791	$4,365,247	$9,437,476	$4,637,848	$2,569,279	$7,925,369	$34,657,010
Current period gross write-offs - Total commercial	$5,202	$13,914	$21,280	$29,985	$5,040	$32,611	$108,032
(1)Loans originated during the year ended December 31, 2024.
(2)Includes $196.2 million of LHFS at December 31, 2024.
(3)Includes $8.9 million revolving loans converted to term loans.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of December 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,405,385	$619,855	$439,495	$203,482	$75,220	$59,112	$2,802,549	6.3%
<600	6,226,932	3,802,976	2,684,114	1,300,940	430,387	467,173	14,912,522	33.4%
600-639	3,666,764	2,210,937	1,570,957	580,838	156,518	156,414	8,342,428	18.7%
640-679	2,584,001	1,381,664	991,775	327,850	88,443	84,671	5,458,404	12.2%
680-719	1,876,930	1,021,254	692,491	322,204	131,317	72,779	4,116,975	9.2%
720-759	1,196,671	664,152	524,294	321,172	133,447	49,809	2,889,545	6.5%
>=760	2,538,495	1,042,245	1,155,983	910,962	335,186	80,424	6,063,295	13.7%
Total	$19,495,178	$10,743,083	$8,059,109	$3,967,448	$1,350,518	$970,382	$44,585,718	100.0%
Current period gross write-offs - RICs and auto loans	$527,058	$1,545,761	$1,295,970	$618,628	$395,766	$10,081	$4,393,264
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2023	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$1,075,125	$763,677	$445,542	$193,922	$120,752	$61,909	$2,660,927	6.1%
<600	5,578,707	4,219,184	2,791,141	1,093,652	778,438	458,350	14,919,472	34.1%
600-639	3,324,732	2,483,763	1,324,435	439,996	303,441	138,715	8,015,082	18.3%
640-679	2,535,908	1,567,064	718,649	234,883	169,431	69,668	5,295,603	12.1%
680-719	1,754,195	1,092,896	612,871	268,978	159,209	39,934	3,928,083	9.0%
720-759	1,052,128	830,476	583,392	256,724	122,537	24,692	2,869,949	6.6%
>=760	1,574,026	1,847,059	1,644,605	654,214	267,443	28,896	6,016,243	13.8%
Total	$16,894,821	$12,804,119	$8,120,635	$3,142,369	$1,921,251	$822,164	$43,705,359	100.0%
Current period gross write-offs - RICs and auto loans	$479,992	$1,943,905	$1,052,016	$366,896	$245,621	$194,308	$4,282,738
(1)    Loans originated during the year ended December 31, 2023.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of December 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$12,247	$—	$—	$—	$—	$44	$12,291	0.7%
<600	41	69	55	70	28	2,831	3,094	0.2%
600-639	697	4,621	6,309	721	202	5,208	17,758	1.0%
640-679	10,606	50,854	35,095	5,764	1,971	28,655	132,945	7.7%
680-719	129,635	175,986	77,455	14,800	5,161	60,513	463,550	27.0%
720-759	191,798	180,368	90,523	18,019	4,944	60,515	546,167	31.8%
>=760	220,123	154,570	75,909	19,481	5,433	64,406	539,922	31.6%
Total	$565,147	$566,468	$285,346	$58,855	$17,739	$222,172	$1,715,727	100.0%
Current period gross write-offs - personal unsecured loans	$7,457	$129,396	$146,710	$39,248	$2,229	$7,555	$332,595
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2023	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2023(1)	2022	2021	2020	2019	Prior	Total	Percent
No FICO (2)	$8,080	$—	$—	$—	$—	$49	$8,129	0.2%
<600	40	62	57	35	32	2,883	3,109	0.1%
600-639	7,634	11,300	1,205	418	390	5,752	26,699	0.7%
640-679	175,427	228,631	30,445	3,442	2,479	31,341	471,765	11.6%
680-719	610,259	599,431	154,687	10,264	5,721	69,897	1,450,259	35.6%
720-759	511,424	444,493	181,398	15,625	5,847	70,518	1,229,305	30.3%
>=760	350,721	274,043	148,550	20,357	6,020	73,743	873,434	21.5%
Total	$1,663,585	$1,557,960	$516,342	$50,141	$20,489	$254,183	$4,062,700	100.0%
Current period gross write-offs - personal unsecured loans	$30,001	$179,550	$75,237	$4,837	$2,205	$5,621	$297,451
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2024	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2024(1)	2023(1)	2022	2021	2020	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,532	$2,532	$—
<= 70%	—	—	205,291	1,018,821	825,279	2,294,350	4,343,741	—
70.01% - 110%	—	—	52,481	14,558	—	2,073	69,112	—
Greater than 110%	—	—	—	—	—	362	362	—
Total residential mortgages	$—	$—	$257,772	$1,033,379	$825,279	$2,299,317	$4,415,747	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,633	$2,633	$—
<600	—	—	13,735	20,510	15,011	134,634	183,890	—
600-679	—	—	18,057	45,160	33,077	201,710	298,004	—
680-759	—	—	69,337	233,824	181,819	609,774	1,094,754	—
>=760	—	—	156,643	733,885	595,372	1,350,566	2,836,466	—
Total residential mortgages	$—	$—	$257,772	$1,033,379	$825,279	$2,299,317	$4,415,747	$—
Current period gross write-offs - residential mortgages	$—	$—	$26	$63	$17	$47	$153

Home equity
LTV ratios
No LTV available (2)	$—	$—	$1,636	$5,278	$4,648	$49,780	$61,342	$40,996
<= 70%	—	—	39,288	152,644	161,525	1,665,349	2,018,806	1,946,324
70.01% - 110%	—	—	3,741	1,474	—	4,324	9,539	8,412
Greater than 110%	—	—	690	545	—	443	1,678	1,678
Total home equity	$—	$—	$45,355	$159,941	$166,173	$1,719,896	$2,091,365	$1,997,410

FICO scores
No FICO score available	$—	$—	$678	$2,392	$2,485	$46,861	$52,416	$32,071
<600	—	—	928	4,302	6,270	130,273	141,773	122,068
600-679	—	—	3,828	10,849	8,516	209,631	232,824	216,096
680-759	—	—	15,820	52,248	54,234	533,004	655,306	639,403
>=760	—	—	24,101	90,150	94,668	800,127	1,009,046	987,772
Total home equity	$—	$—	$45,355	$159,941	$166,173	$1,719,896	$2,091,365	$1,997,410
Current period gross write-offs - home equity	$—	$—	$—	$—	$544	$3,198	$3,742
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
(4) Excludes LHFS.

During the year ended December 31, 2024, the Company reported $2.3 million in gross charge-offs related to other consumer portfolios.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table shows the amortized cost basis at the end of the reporting period for loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification granted. Short-term modifications (three months or less) are not included in these tables.

	Amortized Cost
	Year ended				Year ended
	December 31, 2024				December 31, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$377,174	$260,829	$638,003	7.40%	$102,760	$73,523	$176,283	2.02%
C&I	99,862	40,936	140,798	1.64%	71,145	4,569	75,714	0.67%
Multifamily	87,443	—	87,443	0.89%	24,144	8,919	33,063	0.31%
Other commercial	68	150	218	—%	—	348	348	—%
Consumer:
Residential mortgages	—	2,945	2,945	0.05%	—	4,537	4,537	0.09%
Home equity loans and lines of credit	—	5,307	5,307	0.25%	—	5,730	5,730	0.23%
RICs and auto loans	1,224,005	92,725	1,316,730	2.95%	815,506	299,051	1,114,557	2.55%
Total	$1,788,552	$402,892	$2,191,444	2.47%	$1,013,555	$396,677	$1,410,232	1.51%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost(1)
	As of December 31, 2024			As of December 31, 2023
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$595,370	$36,731	$5,903	$156,412	$12,727	$7,144
C&I	116,850	7,060	16,887	71,327	4,196	191
Multifamily	67,513	19,930	—	24,527	—	8,536
Other commercial	150	68	—	348	—	—
Consumer:
Residential mortgages	2,532	216	197	3,879	151	507
Home equity loans and lines of credit	4,010	581	716	5,211	333	186
RICs and auto loans	894,242	387,367	35,121	724,752	358,395	31,410
Total	$1,680,667	$451,953	$58,824	$986,456	$375,802	$47,974

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. Refer to Note 1 to these Consolidated Financial Statements for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12-month period prior to default due to the borrower's financial difficulty:

	Amortized Cost
	Year ended
	December 31, 2024		December 31, 2023
	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)
(in thousands)
Commercial:
CRE	$—	$—	$7,144	$—
C&I	2,020	90	843	607
Multi-family	—	—	8,536	—
Consumer:
Residential mortgages	—	47	—	507
Home equity loans and lines of credit	—	323	—	186
RICs and auto loans	146,282	13,679	56,512	33,702
Total	$148,302	$14,139	$73,035	$35,002

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

	Year ended December 31,
	2022
(dollars in thousands)	Number of Contracts	Recorded Investment (1)
Commercial
Other commercial	1	$11
Consumer:
Residential mortgages	82	$28,945
Home equity loans and lines of credit	43	5,684
RICs and auto loans	5,406	96,671
Personal unsecured loans	14	196
Other consumer	2	57
Total	5,548	$131,564
(1)Represents the period-end balance.

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Leased vehicles	$14,831,709	$17,548,952
Less: accumulated depreciation	(3,070,657)	(3,546,875)
Depreciated net capitalized cost	$11,761,052	$14,002,077
Manufacturer subvention payments, net of accretion	(561,366)	(593,004)
Unamortized origination fees and other costs	468,265	373,767
Leased vehicles, net	$11,667,951	$13,782,840
Total operating lease assets, net	$11,667,951	$13,782,840

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2024 (in thousands):

2025	$1,850,884
2026	1,154,146
2027	275,292
2028	10,073
2029	—
Thereafter	—
Total	$3,290,395

During the years ended December 31, 2024, 2023 and 2022, the Company recognized $69.1 million, $66.3 million, and $84.8 million, respectively, of net gains on the sale of operating lease assets that had been returned to the Company at the end of the lease term. These amounts are recorded within Miscellaneous income, net in the Company's Consolidated Statements of Operations.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2024	December 31, 2023
Land	$29,889	$75,213
Office buildings	139,216	153,643
Furniture, fixtures, and equipment	632,968	665,164
Leasehold improvement	610,149	641,205
Computer software	1,993,790	1,714,667
Automobiles and other	37,506	26,289
Total premises and equipment	3,443,518	3,276,181
Less accumulated depreciation	(2,456,565)	(2,289,093)
Total premises and equipment, net	$986,953	$987,088

NOTE 5. PREMISES AND EQUIPMENT (continued)

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $292.0 million, $269.9 million, and $244.7 million for the year ended December 31, 2024, 2023 and 2022, respectively.

During the year ended December 31, 2024, the Company sold nine (9) properties. The Company received net proceeds of $7.8 million from the sales, with a net gain of $6.0 million. The carrying value of these properties was $1.8 million. In 2023, the Company sold fourteen (14) properties. The Company received net proceeds of $10.2 million from the sales, with a net gain of $5.1 million. The carrying value of these properties was $5.1 million. In 2022, the Company sold twenty (20) properties. The Company received net proceeds of $11.9 million from the sales, with a net gain of $7.6 million. The carrying value of these properties was $4.3 million. In addition to the twenty properties sold in 2022, the Company completed the sale of SBC, including its fixed assets.

During the year ended December 31, 2024, 2023, and 2022, the Company recorded impairment of capitalized assets in the amount of $0.2 million, $3.6 million, and $25.2 million, respectively. These were primarily related to capitalized software assets removed from service prior to the end of their useful life.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2024 and 2023	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665

During the years ended December 31, 2024 and 2023, there were no material additions, re-allocations, impairments, or disposals of goodwill.

NOTE 6. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	December 31, 2024		December 31, 2023
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$213,458	$(256,542)	$236,958	$(233,042)
Stellantis relationship	1,754	(136,996)	5,436	(133,314)
Other intangibles	33,708	(50,302)	44,765	(47,539)
Total intangibles subject to amortization	$248,920	$(443,840)	$287,159	$(413,895)

At December 31, 2024 and December 31, 2023, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $38.2 million, $39.5 million and $51.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2025	$34,768
2026	32,487
2027	28,645
2028	26,340
2029	26,340
Thereafter	100,340

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	December 31, 2024	December 31, 2023
Operating lease ROU assets	$493,217	$435,633
Deferred tax assets	364,309	234,309
Accrued interest receivable	847,830	827,704
Derivative assets at fair value	1,121,980	1,090,194
Other real estate owned and other repossessed assets	328,512	291,280
Equity method investments	262,377	306,313
MSRs	90,958	94,266
Income tax receivables	466,422	478,305
Prepaid expense	152,358	242,273
Capital markets receivables	282,926	144,913
Miscellaneous assets and receivables	449,627	438,694
Total Other assets	$4,860,516	$4,583,884

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

For the years ended December 31, 2024, 2023, and 2022, operating lease expenses were $131.7 million, $154.5 million, and $153.8 million, respectively. Sublease income was $3.4 million, $4.0 million, and $4.0 million, for the years ended December 31, 2024, 2023, and 2022, respectively. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2024	Total Operating leases
(in thousands)
2025	$125,545
2026	114,593
2027	104,768
2028	68,080
2029	51,680
Thereafter	161,368
Total lease liabilities	$626,034
Less: Interest	(68,615)
Present value of lease liabilities	$557,419

NOTE 7. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	December 31, 2024	December 31, 2023
Operating lease ROU assets	$493,217	$435,633
Other liabilities	$557,419	$511,400
Weighted-average remaining lease term (years)	6.6	5.6
Weighted-average discount rate	3.4%	3.1%

	Year ended December 31,
Other Information	2024	2023
	(in thousands)
Operating cash flows from operating leases (1)	$(135,471)	$(152,292)
Leased assets obtained in exchange for new operating lease liabilities	$186,132	$45,312
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

At December 31, 2024, the Company held approximately $34.0 million and $13.9 million of Other assets and Other liabilities, respectively, which were related to a disposal group that was classified as HFS. These assets, included within Other assets in these Condensed Consolidated Financial Statements, primarily included repossessed property with a net book value of approximately $24.0 million, and an ROU lease asset of $9.2 million. These liabilities, included within Other liabilities in these Condensed Consolidated Financial Statements, primarily included a lease liability of $9.2 million and an asset retirement obligation of $3.8 million. During 2024, the Company sold an investment tax credit related to the disposal group to a third party for approximately $21.4 million. The Company is obligated to indemnify the purchaser for losses incurred as a result of recapture or reductions of the tax credits.

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

The Company also uses a titling trust to originate and hold its leased vehicles and the associated leases, for administrative efficiency and also to facilitate the pledging of leases to financing facilities or the sale of leases to other parties, without incurring the costs and administrative burden of retitling the leased vehicles. In this process, the leases may be transferred to separate legal units within the titling trust to segregate them for ownership purposes, including for securitizations. This does not result in any changes to the accounting for the leases. This titling trust is considered a VIE. Refer to Note 4 to these Consolidated Financial Statements for further information on the Company's leased vehicles.

On-balance sheet VIEs

The assets of consolidated VIEs are presented based upon the legal transfer of the underlying assets in order to reflect legal ownership. Certain of these assets can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Assets
Restricted cash	$706,571	$864,464
Net LHFI	24,635,642	25,144,797
Operating lease assets, net (1)	11,667,951	13,782,840
Various other assets	693,090	637,987
Total Assets	$37,703,254	$40,430,088
Liabilities
Notes payable	$26,208,911	$25,087,655
Various other liabilities	99,587	119,280
Total Liabilities	$26,308,498	$25,206,935
(1) As noted above, all leased vehicles are originated through a titling trust. At December 31, 2024 and December 31, 2023, $4.3 billion and $7.8 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company retains servicing rights for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of December 31, 2024 and December 31, 2023, the Company was servicing $29.0 billion and $28.7 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
Assets securitized	$18,350,732	$12,800,355	$21,141,471

Net proceeds from new securitizations (1)	$14,824,503	$8,335,877	$14,796,827
Net proceeds on retained bonds from new securitizations	1,937,140	1,553,830	2,674,884
Cash received for servicing fees (2)	891,806	926,136	942,993
Net distributions from Trusts (2)	4,683,144	2,915,148	3,734,402
Total cash received from Trusts	$22,336,593	$13,730,991	$22,149,106
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At December 31, 2024 and December 31, 2023, the Company was servicing RICs of $2.3 billion and $973.9 million, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

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

During the fourth quarter, the Company sold all of its residual certificates of two on-balance sheet auto RIC Trusts (related to 2021 securitizations) to two new off-balance sheet Trusts established in 2024. In addition, the Company sold all of its debt that had been held from the 2021 on-balance sheet Trusts to third parties and to the 2024 off-balance sheet Trusts. These new off-balance sheet Trusts sold 95% of their debt and equity tranches to third-party investors, and the Company retained a 5% share. As a result of the Company’s sale of the debt and equity from the 2021 on-balance sheet Trusts, the Company is no longer identified as the primary beneficiary and the Company therefore de-consolidated the 2021 Trusts from its Consolidated Balance Sheets. As a result, the Company de-recognized approximately $778.6 million of auto RICs previously classified as HFI, resulting in a release of the ACL in the amount of approximately $95.2 million, offset by a loss on securitization of approximately $16.4 million.

During the year ended December 31, 2023, the Company sold $347.4 million gross RICs to third-party investors in off-balance sheet securitizations and recorded an immaterial loss on securitization. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Consolidated Statements of Operations.

NOTE 8. VIEs (continued)

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2024	2023	2022
Receivables securitized (1)(2)	1,060,931	—	—

Net proceeds from new securitizations	1,003,695	—	—
Cash received for servicing fees	$24,473	$8,512	19,735
Total cash received from Trusts	$1,028,168	$8,512	$19,735
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at December 31, 2024 was $70.2 million and $8.0 million of debt and equity investments, respectively, compared to $29.7 million and $2.8 million at December 31, 2023. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Consolidated Financial Statements.

As discussed in Note 1 to these Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.2 billion and $1.1 billion at December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, SBNA serviced approximately $8.7 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the year ended December 31, 2024, SBNA recognized $52.2 million in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Consolidated Statements of Operations.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,850,043	15.2%	$11,591,982	15.0%
Non-interest-bearing demand deposits	14,539,985	18.6%	15,504,947	20.1%
Savings	5,045,668	6.5%	4,428,281	5.7%
Customer repurchase accounts	299,216	0.4%	238,523	0.3%
Money market	25,197,858	32.2%	25,361,575	33.0%
CDs	21,181,835	27.1%	19,947,868	25.9%
Total deposits (1)	$78,114,605	100.0%	$77,073,176	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $4.9 billion and $5.4 billion at December 31, 2024 and December 31, 2023, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $305.2 million and $107.6 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024 and December 31, 2023, the Company had $6.5 billion and $5.6 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $30.0 million and $40.0 million from the FHLB of Pittsburgh at December 31, 2024 and December 31, 2023, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

Interest expense on deposits and other customer accounts is summarized as follows:

	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest-bearing demand deposits	$183,946	$148,044	$28,303
Savings	15,492	9,143	2,421
Customer repurchase accounts	2,983	1,939	245
Money market	840,729	654,425	172,317
CDs	1,016,322	730,635	101,248
Total interest expense on deposits	$2,059,472	$1,544,186	$304,534

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2024 as scheduled to mature contractually:

(in thousands)
Three months or less	$8,249,193
Over three through six months	2,673,832
Over six through twelve months	2,356,834
Over twelve months	488,091
Total	$13,767,950

The following table sets forth the maturity of all the Company's CDs at December 31, 2024 as scheduled to mature contractually:

(in thousands)
2025	$20,460,488
2026	696,986
2027	17,756
2028	3,153
2029	651
Thereafter	2,801
Total	$21,181,835

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2024 were $44.0 billion, compared to $44.1 billion at December 31, 2023. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the year ended December 31, 2024, the Company issued the following debt:
•$1.0 billion in aggregate principal amount of its 6.17% fixed-to-floating rate senior notes due January 2030.
•$500.0 million in aggregate principal amount of its 6.12% fixed-to-floating rate senior notes due May 2027.
•$750.0 million in aggregate principal amount of its 6.34% fixed-to-floating rate senior notes due May 2035.
•$1.0 billion in aggregate principal amount of its 5.35% fixed-to-floating rate senior notes due September 2030.
•$235.9 million of CLNs due June 2032.
•$264.3 million of CLNs due January 2033.
•$4.6 billion of secured structured financings in its SBALT platform, of which approximately $596.8 million was retained in interests in the VIE.
•$8.4 billion of secured structured financings in its SDART platform, of which it retained approximately $966.7 million in interests in the VIE.
•$2.8 billion of secured structured financings in its DRIVE platform, of which it retained approximately $373.6 million in interests in the VIE.

The Company continues to consolidate these VIEs on its Consolidated Balance Sheets.

The Company repurchased $2.0 billion of fixed-to-floating senior notes from Santander during the year ended December 31, 2024, resulting in a $32.9 million early redemption penalty which is recorded in other expenses.

In January 2025, the Company's auto business issued $2.1 billion of secured structured financings in its SDART platform, of which it retained approximately $285.0 million in interests in the VIE.

In February 2025, the Company issued $860.4 million of secured structured financings in its SBALT platform, of which it retained approximately $110.4 million in interests in the VIE.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2024		December 31, 2023
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.50% senior notes due June 2024	$—	—%	$999,559	3.50%
3.45% senior notes due June 2025	999,567	3.45%	998,329	3.45%
4.26% senior notes due June 2025	—	—%	499,634	4.43%
4.50% senior notes due July 2025	1,099,617	4.50%	1,098,937	4.50%
Senior notes due April 2026 (2)	433,505	5.76%	433,450	6.02%
5.81% senior sustainability notes due September 2026	499,614	5.92%	499,082	5.92%
3.24% senior notes due October 2026	937,090	3.24%	930,768	3.24%
6.12% senior notes due May 2027	499,173	6.20%	—	—%
6.89% senior notes due June 2027 (1)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,684	4.40%	1,049,641	4.40%
2.49% senior notes due January 2028	998,364	2.57%	997,582	2.57%
6.50% senior notes due March 2029	997,313	6.59%	996,580	6.59%
6.57% senior notes due June 2029	498,427	6.67%	498,034	6.67%
6.17% senior notes due January 2030	996,776	6.26%	—	—%
5.35% senior notes due September 2030	996,402	5.44%	—	—%
7.66% senior notes due November 2031	498,008	7.73%	497,797	7.73%
2.88% subordinated notes due November 2031 (1)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (1)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,499	6.40%	—	—%
Total Parent Company borrowings	13,000,039		11,249,393
Subsidiaries
Short-term borrowing due within one year, maturing through March 2024	$—	—%	$427,531	4.66%
Short-term borrowing due within one year, maturing through Dec. 2025	702,272	4.41%	—	—%
FHLB advances, maturing through April 2027	4,699,407	4.69%	6,584,791	5.04%
Credit-linked notes due December 2031 (3)	33,811	5.86%	89,812	3.51%
CLNs due May 2032 (4)	95,552	9.36%	214,941	7.25%
CLNs due June 2032 (10)	232,122	7.89%	—	—%
CLNs due August 2032 (5)	86,884	12.34%	188,282	9.12%
CLNs due December 2032 (6)	139,681	12.22%	246,497	10.16%
CLNs due January 2033 (11)	262,323	7.01%	—	—%
CLNs due June 2033 (7)	56,482	12.04%	89,787	10.26%
CLNs due December 2033 (8)	174,448	9.27%	206,033	9.24%
CLNs due February 2052 (9) (13)	107,641	11.46%	118,246	11.92%
6.98% senior notes due October 2025 (1)	—	—%	2,000,000	6.98%
Warehouse lines maturing through November 2026 (12)	4,036,778	5.75%	3,618,378	6.93%
Secured structured financings maturing through May 2032	20,383,470	0.58% - 7.69%	19,110,360	0.48% - 7.69%
Total subsidiary borrowings and other debt obligations	31,010,871		32,894,658
Total Parent Company and subsidiaries' borrowings and other debt obligations	$44,010,910		$44,144,051
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
(10) Notes are tied to the performance of a $2.3 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $75.2 million.
(11) Notes are tied to the performance of a $2.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $84.2 million.
(12) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.
(13) Variable rate notes issued in tranches that bear interest at a rate equal to SOFR index plus varying spreads ranging from 4.15% to 13.90% and reset monthly.

NOTE 10. BORROWINGS (continued)

CLNs

CLNs transfer credit risk on a reference pool of loans to the purchaser of the notes. In the event of credit losses on the reference pool in excess of the contractual residual amount, the principal balance of the notes will be reduced to the extent of such loss up to the amount of notes issued and recognized as a debt extinguishment gain within Miscellaneous income, net. The Company has the option to redeem the notes once the UPB of the reference pool is less than or equal to 10% of the initial principal balance.

In connection with certain of its CLNs, the Company is required to maintain a letter of credit, as well as a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of the transaction’s credit-linked notes. This is reported as restricted cash in these Consolidated Financial Statements.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	December 31, 2024
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2025	$—	$500,000	—%	$—	$506
Warehouse line due January 2026	999,900	1,000,000	6.26%	1,436,818	2,690
Warehouse line due February 2026	402,678	700,000	5.96%	613,395	1,749
Warehouse line due April 2026	440,300	1,000,000	5.26%	675,081	1
Warehouse line due April 2026	429,500	1,000,000	5.62%	600,174	2
Warehouse line due July 2026	102,600	500,000	6.88%	324,331	—
Warehouse line due October 2026	1,162,100	2,100,000	5.83%	2,381,723	64
Warehouse line due November 2026	499,700	500,000	4.66%	684,428	—
Total credit facilities	$4,036,778	$7,300,000	5.75%	$6,715,950	$5,012

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	December 31, 2024
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2032(1)	$18,489,695	$40,837,785	0.58% - 7.69%	$26,736,394	$701,156
Privately issued amortizing notes maturing on various dates through August 2030 (3)	1,893,775	6,700,025	3.13% - 6.73%	3,151,188	537
Total secured structured financings	$20,383,470	$47,537,810	0.58% - 7.69%	$29,887,582	$701,693
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

NOTE 10. BORROWINGS (continued)

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2024:

(in thousands)
2025	$7,151,455
2026	8,181,424
2027	3,831,392
2028	1,710,679
2029	3,540,766
Thereafter	19,595,194
Total	$44,010,910

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year ended December 31, 2024			December 31, 2023		December 31, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$255,315	$(65,601)	$189,714
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(9,943)	2,578	(7,365)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	245,372	(63,023)	182,349	$(254,519)	$182,349	$(72,170)

Change in unrealized (losses)/gains on investments in debt securities	215,721	(55,187)	160,534
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	(444)	115	(329)
Net unrealized (losses)/gains on investments in debt securities	215,277	(55,072)	160,205	(790,551)	160,205	(630,346)
Pension and post-retirement actuarial gain / (loss)(3)	7,166	(1,852)	5,314	(20,498)	5,314	(15,184)
As of December 31, 2024	$467,815	$(119,947)	$347,868	$(1,065,568)	$347,868	$(717,700)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year ended December 31, 2023			December 31, 2022		December 31, 2023
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$344,067	$(93,422)	$250,645
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	14,158	(3,658)	10,500
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	358,225	(97,080)	261,145	$(515,664)	$261,145	$(254,519)
Change in unrealized (losses)/gains on investments in debt securities	28,903	(26,395)	2,508
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	4,737	(1,224)	3,513
Net unrealized gains/(losses) on investments in debt securities	33,640	(27,619)	6,021	(796,572)	6,021	(790,551)
Pension and post-retirement actuarial gain / (loss) (3)	4,481	(1,192)	3,289	(23,787)	3,289	(20,498)
As of December 31, 2023	$396,346	$(125,891)	$270,455	$(1,336,023)	$270,455	$(1,065,568)
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

NOTE 12. MEZZANINE AND STOCKHOLDER'S EQUITY

At December 31, 2024, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions from Santander for the years ended December 31, 2024 or 2023. During the year ended December 31, 2024, the Company paid total dividends, including dividends on common and preferred stock, to Santander in the amount of $1.3 billion.

Preferred Stock Issuances

On December 19, 2023, the Company issued 500,000 shares of the Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends will accrue on a non-cumulative basis a rate of 8.17% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends on the Series G Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028. As of December 31, 2024, Santander was the sole holder of the Series G Preferred Stock.

On June 15, 2023, the Company issued 1,000,000 shares of the Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 15, 2028, dividends will accrue on a non-cumulative basis a rate of 9.38% per annum, payable quarterly in arrears. From and including June 15, 2028, dividends on the Series F Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028. As of December 31, 2024, Santander was the sole holder of the Series F Preferred Stock.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2024, Santander was the sole holder of the Series E Preferred Stock.

Share Repurchases

During the years ended December 31, 2024, 2023, and 2022, SC repurchased zero, zero and $2.5 billion of SC Common Stock. On January 31, 2022, SHUSA acquired all of the outstanding shares of SC Common Stock not already owned by SHUSA for approximately $2.5 billion and SC became a wholly-owned subsidiary of SHUSA. As a result of that acquisition, Additional paid-in capital decreased by $591.3 million for the difference between the carrying value of the NCI and the amount paid to acquire it.

NOTE 13. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Consolidated Balance Sheets. Refer to Note 1 to these Consolidated Financial Statements for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 15 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Securities purchased under agreements to resell	$7,151,510	$8,617,309
Securities borrowed	980,720	1,621,405
Total	$8,132,230	$10,238,714

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2024	December 31, 2023
Securities sold under agreements to repurchase	$16,302,948	$16,290,761
Securities lending	—	25
Total	$16,302,948	$16,290,786

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

	December 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,858,795	$(24,707,285)	$7,151,510
Securities borrowed	980,720	—	980,720
Total	$32,839,515	$(24,707,285)	$8,132,230

	December 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$41,010,233	$(24,707,285)	$16,302,948
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2023
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$41,237,731	$(32,620,422)	$8,617,309
Securities borrowed	1,621,405	—	1,621,405
Total	$42,859,136	$(32,620,422)	$10,238,714

	December 31, 2023
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$48,911,183	$(32,620,422)	$16,290,761
Securities lending	25	—	25
Total	$48,911,208	$(32,620,422)	$16,290,786
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	December 31, 2024
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$19,157,888	$10,079,169	$7,022,973	$4,750,203	$41,010,233

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	December 31, 2024			December 31, 2023
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$23,367,567	$—	$23,367,567	$29,251,978	$—	$29,251,978
Residential agency MBS	15,896,929	—	15,896,929	17,532,972	—	17,532,972
Corporate and other securities	1,745,737	—	1,745,737	2,126,233	25	2,126,258
Total	$41,010,233	$—	$41,010,233	$48,911,183	$25	$48,911,208

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

See Note 15 to the Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2024, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of December 31, 2024, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2024 and December 31, 2023, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.5 million and $11.1 million, respectively. The Company had $6.2 million and $15.3 million in cash and securities collateral posted to cover those positions as of December 31, 2024 and December 31, 2023, respectively.

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

NOTE 14. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Debt securities AFS (Note 2)	$2,446,611	$2,463,991	$78,389	$36,009

Cash Flow Hedges

The Company has outstanding interest rate swap agreements designed to hedge a portion of the Company’s floating-rate assets and liabilities and forecasted issuances of borrowed funds. The Company also has foreign exchange contracts designed to hedge certain contractual payments in foreign currencies.

Except as noted below, all of these derivatives have been deemed highly effective cash flow hedges. The gain or loss on the derivative instrument is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same Consolidated Statements of Operations line item as the earnings effect of the hedged item.

During the third quarter of 2024, the Company discontinued cash flow hedges with an aggregate notional amount of $500.0 million that were no longer highly effective and it is probable that the forecasted transaction will not occur. The Company de-designated the hedge relationship, resulting in the reclassification of $4.6 million from AOCI to non-interest income.

The last of the hedges is scheduled to expire in January 2029. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2024, the Company estimated that approximately $29.2 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(dollars in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$532	$137	4.97%	9.90%	2.83
Interest rate swaps	5,525,000	61,708	—	2.12%	3.45%	2.30
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$4,280,700	$33,116	$75	2.20%	3.53%	2.32
Pay variable - receive fixed interest rate swaps	11,650,000	12,700	143,872	3.02%	2.00%	1.25
Total	$21,474,466	$108,056	$144,084	2.63%	2.68%	1.73

December 31, 2023
Fair value hedges:
Cross-currency swaps	$18,766	$192	$2,235	5.91%	9.90%	3.83
Interest rate swaps	6,650,000	38,712	7,716	2.02%	3.46%	3.01
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$3,422,700	$22,935	$120	5.38%	3.82%	2.53
Pay variable - receive fixed interest rate swaps	11,925,000	13,575	362,018	1.83%	1.64%	1.30
Interest rate floor	250,000	—	—	—%	—%	0.04
Total	$22,266,466	$75,414	$372,089	2.41%	2.51%	1.99

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

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Mortgage banking derivatives:
Total mortgage banking risk management	$601,000	$662,000	$9,329	$14,634	$26,777	$31,304

Customer-related derivatives:
Swaps receive fixed	15,236,535	15,017,998	8,817	26,731	633,072	687,505
Swaps pay fixed	15,631,475	15,005,503	648,895	708,642	9,432	26,366
Other	8,976,013	8,691,978	65,124	93,439	64,461	91,602
Total customer-related derivatives	39,844,023	38,715,479	722,836	828,812	706,965	805,473

Other derivative activities:
Foreign exchange contracts	7,376,101	11,518,594	125,642	54,722	86,461	62,842
Interest rate swap agreements	100	2,400,100	5	—	—	2
Interest rate cap agreements	1,324,775	2,313,672	23,133	76,019	—	—
Options for interest rate cap agreements	1,324,775	2,313,672	—	—	23,133	76,019
Other	48,909,284	48,543,537	138,124	42,657	31,290	126,968

Total	$99,380,058	$106,467,054	$1,019,069	$1,016,844	$874,626	$1,102,608

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Year ended December 31,
	Line Item	2024	2023	2022

Fair value hedges:
Cross-currency swaps	Net interest income	$(363)	$(1,259)	$(1,326)
Interest rate swaps	Net interest income	38,743	30,695	18,959
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	50,585	17,866	(20,867)
Pay variable receive-fixed interest rate swap	Interest income on loans	(302,689)	(445,892)	(96,113)
Interest rate floors	Interest income on loans	(46)	(436)	(752)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	(7,392)	(2,647)	(39,862)
Customer-related derivatives	Non interest income	(56,305)	7,814	20,112
Foreign exchange	Non interest income	109,763	24,177	14,744
Interest rate swaps, caps, and options	Non interest income	23,331	(35,343)	(1,848)
	Net interest income	(3,372)	—	—
Other	Non interest income	212,277	(24,833)	116,441
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $189.7 million, $250.6 million, and losses of $452.2 million net of tax, for the year ended December 31, 2024, 2023, and 2022, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $7.4 million and losses of $10.5 million and $16.6 million, net of tax, for the years ended December 31, 2024, 2023, and 2022, respectively.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (2)	Net Amount
December 31, 2024
Fair value hedges	$62,240	$—	$62,240	$(23,509)	$38,731
Cash flow hedges	45,816	—	45,816	(39,703)	6,113
Other derivative activities (1)	1,019,069	(5,145)	1,013,924	(238,021)	775,903
Total Derivative Assets	$1,127,125	$(5,145)	$1,121,980	$(301,233)	$820,747

December 31, 2023
Fair value hedges	$38,904	$—	$38,904	$(11,300)	$27,604
Cash flow hedges	36,510	—	36,510	(22,935)	13,575
Other derivative activities (1)	1,016,844	(2,064)	1,014,780	(170,835)	843,945
Total Derivative Assets	$1,092,258	$(2,064)	$1,090,194	$(205,070)	$885,124
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
December 31, 2024
Fair value hedges	$137	$—	$137	$—	$137
Cash flow hedges	143,947	—	143,947	(72,891)	71,056
Other derivative activities (1)	874,626	(5,145)	869,481	(29,281)	840,200
Total Derivative Liabilities	$1,018,710	$(5,145)	$1,013,565	$(102,172)	$911,393

December 31, 2023
Fair value hedges	$9,951	$—	$9,951	$(1,064)	$8,887
Cash flow hedges	362,138	—	362,138	(140,968)	221,170
Other derivative activities (1)	1,102,608	(2,014)	1,100,594	(129,722)	970,872
Total Derivative Liabilities	$1,474,697	$(2,014)	$1,472,683	$(271,754)	$1,200,929
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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 to these Consolidated Financial Statements for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

NOTE 15. FAIR VALUE (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Financial assets:
U.S. Treasury securities	$304,440	$—	$—	$304,440	$25,409	$—	$—	$25,409
Corporate debt	—	13	—	13	—	31,590	—	31,590
ABS	—	748,033	—	748,033	—	510,663	—	510,663
Beneficial interest in Structured LLC	—	—	1,198,985	1,198,985	—	1,122,510	—	1,122,510
MBS	—	4,881,161	—	4,881,161	—	5,349,365	—	5,349,365
Investment in debt securities AFS (2)	$304,440	$5,629,207	$1,198,985	$7,132,632	$25,409	$7,014,128	$—	$7,039,537
Trading securities	2,150,785	8,165,771	6,267	10,322,823	1,637,908	6,329,031	936	7,967,875
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	—	—	—	—	2,112,292	—	2,112,292
RICs HFI (3)	—	—	9,039	9,039	—	—	13,888	13,888
LHFS (1)(4)	—	1,256,401	—	1,256,401	—	19,464	—	19,464
MSRs	—	—	90,958	90,958	—	—	94,266	94,266
Other assets - derivatives (2)	485	1,121,472	23	1,121,980	4,807	1,085,333	54	1,090,194
Total financial assets (5)	$2,455,710	$16,172,851	$1,305,272	$19,933,833	$1,668,124	$16,560,248	$109,144	$18,337,516
Financial liabilities:
Federal funds purchased and securities loaned or sold under repurchase agreements	$—	$—	$—	$—	$—	$595,414	$—	$595,414
Trading liabilities	2,220,496	240,117	—	2,460,613	2,371,823	327,293	384	2,699,500
Other liabilities - derivatives (2)	217	1,013,296	52	1,013,565	5,914	1,466,119	650	1,472,683
Total financial liabilities	$2,220,713	$1,253,413	$52	$3,474,178	$2,377,737	$2,388,826	$1,034	$4,767,597
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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at December 31, 2024. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 15. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At December 31, 2024 and December 31, 2023, the balance of these loans serviced for others was $7.4 billion and $8.3 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.5 million and $4.8 million, respectively, at December 31, 2024.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.5 million and $6.8 million, respectively, at December 31, 2024.

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

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 14 to the Consolidated Financial Statements for a discussion of derivatives activity.

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

	Year ended December 31, 2024						Year ended December 31, 2023
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$—	$13,888	$94,266	$(596)	$552	$108,110	$20,924	$107,383	$(2,210)	$139	$126,236
Gain / (losses) in OCI	99,985	—	—	—	—	99,985	—	—	—	—	—
Gains/(losses) in earnings	—	—	6,112	567	710	7,389	—	(3,383)	1,614	(2,902)	(4,671)
Additions/Issuances	—	—	—	—	3,734	3,734	—	—	—	—	—
Transfers from Level 2	1,122,510	—	—	—	3,320	1,125,830	—	—	—	3,751	3,751
Settlements (1)	(23,510)	(4,849)	(9,420)	—	(2,049)	(39,828)	(7,036)	(9,734)	—	(436)	(17,206)
Balances, end of period	$1,198,985	$9,039	$90,958	$(29)	$6,267	$1,305,220	$13,888	$94,266	$(596)	$552	$108,110
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$6,112	$567	$710	$7,389	$—	$(3,383)	$1,614	$(2,902)	$(4,671)
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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2024	Level 1	Level 2	Level 3	Balance at December 31, 2023
Impaired commercial LHFI	$—	$208,820	$35,030	$243,850	$—	$230,443	$41,432	$271,875
Foreclosed assets	—	74,759	—	74,759	—	24,588	—	24,588
Vehicle inventory	—	348,603	—	348,603	—	311,321	—	311,321
LHFS	—	—	77,552	77,552	—	—	140,655	140,655
Auto loans impaired due to bankruptcy	—	148,053	—	148,053	—	154,684	—	154,684
Goodwill	—	—	2,766,665	2,766,665	—	—	2,766,665	2,766,665

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

The Company has LHFS portfolios that are measured at fair value on a nonrecurring basis primarily consisting of commercial loans. The estimated fair value of these LHFS is calculated based on a combination of estimated market rates for similar loans with similar credit risks and a DCF analysis in which the Company uses significant unobservable inputs on key assumptions, including historical default rates and adjustments to reflect voluntary prepayments, prepayment rates, discount rates reflective of the cost of funding, and credit loss expectations. These are classified Level 3.

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of the collateral securing the loans.

NOTE 15. FAIR VALUE (continued)

The estimated fair value of goodwill is calculated using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 6 for a further description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year ended December 31,
(in thousands)	Statement of Operations Location	2024	2023	2022
Impaired LHFI	Credit loss expense / (benefit)	$11,717	$16,166	$8,039
Foreclosed assets	Miscellaneous income, net (1)	(3,983)	(298)	(78)
LHFS	Credit loss expense / (benefit)	—	4,021	77
LHFS	Miscellaneous income, net (1)	(1,998)	(2,231)	(9,759)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	17,448	14,978	4,677
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at December 31, 2024 (3)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,198,985	DCF	Discount spread	2.75% - 25.00% (11.77%)
			Loss estimate	0.01% - 44.27% (7.07%)
			Extension of loan	0 to 60 months
MSRs	$90,958	DCF	CPR (2)	3.09% - 100.00% (7.00%)
			Discount rate (1)	9.81%
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
(1), (2), (3) - See corresponding footnotes to the December 31, 2024 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	December 31, 2024					December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$18,546,918	$18,546,918	$18,546,918	$—	$—	$13,118,428	$13,118,428	$13,118,428	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,132,230	8,140,742	—	8,140,742	—	10,238,714	10,234,487	—	10,234,487	—
Investments in debt securities AFS	7,132,632	7,132,632	304,440	5,629,207	1,198,985	7,039,537	7,039,537	25,409	7,014,128	—
Investments in debt securities HTM	9,914,288	8,306,417	584,084	7,722,333	—	9,039,704	7,562,523	—	7,562,523	—
Trading securities and other investments (2)	10,327,823	10,327,823	2,150,785	8,170,771	6,267	7,967,875	7,967,874	1,637,908	6,329,030	936
LHFI, net	80,742,487	80,633,333	—	208,820	80,424,513	86,115,156	89,544,115	—	230,443	89,313,672
LHFS	1,333,953	1,333,953	—	1,256,401	77,552	160,118	160,119	—	19,464	140,655
Restricted cash	5,029,088	5,029,088	5,029,088	—	—	5,549,701	5,549,701	5,549,701	—	—
MSRs	90,958	90,958	—	—	90,958	94,266	94,266	—	—	94,266
Derivatives	1,121,980	1,121,980	485	1,121,472	23	1,090,194	1,090,194	4,807	1,085,333	54

Financial liabilities:
Deposits (1)	21,181,835	21,314,519	—	21,314,519	—	19,947,868	20,040,000	—	20,040,000	—
Federal funds purchased and securities loaned or sold under repurchase agreements	16,302,948	16,309,678	—	16,309,678	—	16,290,786	16,289,980	—	16,289,980	—
Trading liabilities	2,460,613	2,460,613	2,220,496	240,117	—	2,699,500	2,699,500	2,371,823	327,293	384
Borrowings and other debt obligations	44,010,910	44,327,760	—	38,394,469	5,933,291	44,144,051	44,107,856	—	36,998,432	7,109,424
Derivatives	1,013,565	1,013,565	217	1,013,296	52	1,472,683	1,472,683	5,914	1,466,119	650
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At December 31, 2024, the fair value of the underlying collateral was $41.0 billion before netting of $24.7 billion, all of which was sold or re-pledged.

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

LHFS

The Company has LHFS portfolios that are accounted for at the lower of cost or market. Estimated fair value for these portfolios is generally based on prices obtained from agreements to sell the specific assets, if available, recent market transactions for similar assets or prices expected to be obtained in the subsequent sales.

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

LHFS

At December 31, 2024 and December 31, 2023, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2024			December 31, 2023
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,256,401	$1,230,119	$26,282	$19,464	$19,389	$75
RICs HFI	9,039	9,039	—	13,888	13,888	—
Nonaccrual loans	83	83	—	74	74	—
Securities Financing Activities
Federal funds sold and securities purchased under resale agreements or similar arrangements	—	—	—	2,112,292	2,111,293	999
Federal funds purchased and securities loaned or sold under repurchase agreements	—	—	—	595,414	595,142	272
(1) LHFS disclosed on the Consolidated Balance Sheets also includes $77.6 million and $140.7 million of LHFS valued on a non-recurring basis at December 31, 2024 and December 31, 2023, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Year ended December 31,
(in thousands)	2024	2023	2022
Non-interest income:
Consumer and commercial fees	$416,112	$349,357	$399,448
Lease income	2,178,597	2,462,990	2,650,668
Capital market revenue	408,768	195,808	179,843
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	64,878	16,369	27,134
BOLI	64,811	68,479	61,151
Net gain on sale of operating leases	69,057	66,313	84,774
Asset and wealth management fees	288,571	245,403	252,900
(Loss) / gain on non-mortgage loans	(128,091)	(69,307)	(19,687)
Other miscellaneous income / (loss), net	17,505	(15,602)	74,490
Net gain / (loss) on sale of investment securities	224,459	145,039	18,542
Total non-interest income	$3,604,667	$3,464,849	$3,729,263
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Year ended December 31,
(in thousands)	2024	2023	2022
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$126,157	$123,988	$160,662
Commission and trailer fees (2)	274,828	227,100	227,275
Interchange income, net (2)	82,941	72,450	71,672
Underwriting service fees (2)	260,877	144,668	86,725
Asset and wealth management fees (2)	290,573	110,637	151,749
Other revenue from contracts with customers (2)	4,349	20,586	44,844
Total in-scope of revenue from contracts with customers	1,039,725	699,429	742,927
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	217,752	155,534	171,249
Lease income	2,178,597	2,462,990	2,650,668
Other miscellaneous income, net (3)	(55,866)	1,857	145,877
Net gain / (loss) on sale of investment securities	224,459	145,039	18,542
Total out-of-scope of revenue from contracts with customers	2,564,942	2,765,420	2,986,336
Total non-interest income	$3,604,667	$3,464,849	$3,729,263
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year ended December 31,
(in thousands)	2024	2023	2022
Other expenses:
Amortization of intangibles	$38,202	$39,477	$51,370
Deposit insurance premiums and other expenses	66,506	140,221	44,786
Loss on debt extinguishment	32,871	—	235
Other administrative and miscellaneous expenses	499,648	404,025	405,153
Total Other expenses	$637,227	$583,723	$501,544

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

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2024	2023	2022

Current:
Foreign	$15,125	$15,167	$5,588
Federal	201,774	171,721	274,281
State	30,682	97,100	149,545
Total current	247,581	283,988	429,414

Deferred:
Foreign	—	—	—
Federal	(370,605)	(397,832)	(60,725)
State	16,263	(32,302)	(25,566)
Total deferred	(354,342)	(430,134)	(86,291)
Total income tax provision/(benefit)	$(106,761)	$(146,146)	$343,123

NOTE 17. INCOME TAXES (continued)

Reconciliation of Statutory and ETR

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2024, 2023, and 2022, respectively, to the Company's ETR for each of the years indicated:

	Year Ended December 31,
	2024	2023	2022

Federal income tax at statutory rate	21.0%	21.0%	21.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	—%	(2.2)%	—%
Tax-exempt income	(0.3)%	(0.3)%	(0.2)%
Officers' compensation limitation	0.6%	0.5%	0.3%
Non-deductible FDIC insurance premiums	1.2%	2.1%	0.5%
BOLI	(1.4)%	(1.8)%	(0.7)%
State income taxes, net of federal tax benefit	1.8%	4.6%	5.0%
Low-income housing credits tax credits	(2.8)%	(2.8)%	(1.0)%
Electric vehicle credits	(28.5)%	(37.7)%	(4.9)%
Research and development credits	(0.5)%	(4.4)%	—%
Production tax credits	(0.8)%	(1.1)%	(0.7)%
Foreign taxes	1.2%	1.5%	0.3%
Uncertain tax position reserve	(0.7)%	2.3%	0.1%
Punta Lima investment tax credit	(2.0)%	—%	—%
Other	0.2%	(0.3)%	(0.1)%
ETR	(11.0)%	(18.6)%	19.6%

NOTE 17. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2024	2023
Deferred tax assets:

ALLL	$320,503	$427,050
Auto loan mark-to-market adjustment	150,231	360,799
Unrealized loss on available-for-sale securities	167,468	221,746
Unrealized loss on derivatives	25,050	82,286
Unrealized loss on AFS securities reclassified to HTM	39,618	45,828
Net operating loss carryforwards	51,007	61,481
ROU lease liability	141,008	134,631
Employee benefits	117,307	100,875
General business credit & other tax credit carryforwards	864,319	544,774
Depreciation and amortization	843,190	1,007,951
Deferred income	55,039	46,647
Other	91,853	109,900
Total gross deferred tax assets	2,866,593	3,143,968
Valuation allowance	(81,553)	(84,700)
Total deferred tax assets	2,785,040	3,059,268

Deferred tax liabilities:
Purchase accounting adjustments	56,468	56,468
Originated MSRs	23,779	29,168
ROU lease asset	131,594	119,111
Auto lease transactions (1)	2,128,932	2,543,510
Other	79,958	160,889
Total gross deferred tax liabilities	2,420,731	2,909,146

Net deferred tax asset / (liability)	$364,309	$150,122
(1) The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on auto operating leases.

Due to jurisdictional netting, the net deferred tax asset of $364.3 million is classified on the balance sheet as a deferred tax asset included in Other assets.

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2024, the Company maintained a valuation allowance of $81.6 million, compared to $84.7 million as of December 31, 2023, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $3.1 million decrease year-over-year was primarily driven by a release of the valuation allowance against state net operating losses and other deferred tax assets.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2024, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$7,691	$—	2037
State net operating loss carryforwards	43,316	4,462	2043
General business credit carryforward	864,319	77,091	2044
Deferred tax timing differences	1,951,267	—	N/A
Total	$2,866,593	$81,553
(1) These will expire in varying amounts through the final expiration year.

The Company has not provided deferred income taxes of $28.2 million on approximately $112.1 million of SBNA's existing pre-1988 tax bad debt reserve at December 31, 2024, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by SBNA in excess of certain earnings and profits, the redemption of SBNA’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 17. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2024, the Company had reserves related to tax benefits from uncertain tax positions of $36.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2022	$20,159	$6,840	$26,999
Additions for tax positions of prior years	19,566	1,236	20,802
Reductions for tax positions of prior years	—	—	—
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(663)	(156)	(819)
Gross unrecognized tax benefits at December 31, 2022	39,062	7,920	46,982
Additions based on tax positions related to 2023	15,903	50	15,953
Additions for tax positions of prior years	5,842	1,766	7,608
Reductions for tax positions of prior years	(19,566)	—	(19,566)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31, 2023	41,241	9,736	50,977
Additions based on tax positions related to the current year	1,354	—	1,354
Additions for tax positions of prior years	240	2,526	2,766
Reductions for tax positions of prior years	(11,985)	—	(11,985)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Gross unrecognized tax benefits at December 31, 2024	$30,850	$12,262	$43,112
Gross net unrecognized tax benefits that if recognized would impact the ETR at December 31, 2024	$30,850	$12,262

Less: Federal, state, and local income tax benefits			(6,501)
Net unrecognized tax benefit reserves			$36,611

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

NOTE 18. STOCK-BASED COMPENSATION

Certain employees of the Company are eligible to received deferred compensation arrangements in the form of ADRs of Santander. The total of these compensation arrangements issued during the year ended December 31, 2024 was not material to the Consolidated Financial Statements.

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

NOTE 19. OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a defined contribution plan offered to qualifying employees. Participants may annually contribute up to 75% of their compensation on a pre-tax basis subject to IRS limitations. The Company matching contribution is 100% of employee contributions up to 6% of eligible compensation that a participant contributes to the Plan. Matching contributions are made in cash and invested in accordance with the participant’s investment election. The Company match is immediately vested and is allocated to the employee’s various 401(k) plan investment options in the same percentages as the employee’s own contributions. The Company recognized expense for contributions to the 401(k) plan of $56.2 million, $62.4 million, and $57.0 million during 2024, 2023 and 2022, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors a defined benefit pension plan and other post-retirement benefit plans that cover certain employees. All of these plans are frozen and therefore closed to new entrants; all benefits are fully vested, and the plans ceased accruing benefits. The Company complies with minimum funding requirements in all countries. The Company also sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees.

The Company recognizes the funded status of its defined benefit pension plan and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $22.0 million and $21.8 million related to its total defined benefit pension plan and other post-retirement benefit plans at December 31, 2024 and 2023, respectively. The net unfunded status related to the actuarially-valued defined benefit pension plan and other post-retirement plans was $9.3 million and $9.3 million at December 31, 2024 and 2023, respectively. During 2024, the Company terminated the defined benefit pension plan. It was partially settled in 2024 with lump sum payments to qualifying participants. This resulted in the payment of $12.0 million of cash and in the realization of a $4.0 million loss. During the first quarter of 2025, the Company will settle the remaining obligations of the defined pension plan resulting in an approximate loss of $23.0 million.

BSI and SanCap are participating employers in a defined benefit pension plan sponsored by Santander's New York branch, covering certain active and former employees. Effective December 31, 2012, the defined benefit pension plan was frozen. The plan was terminated in 2024. Amounts owed to the Santander New York Branch related to this plan are negligible.

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and meeting conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits, and monitoring procedures. See Note 14 to these Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2024	December 31, 2023
	(in thousands)
Commitments to extend credit	$24,202,682	$25,239,691
Letters of credit	1,243,122	1,168,681
Recourse exposure on sold loans	5,669	18,546
Total commitments	$25,451,473	$26,426,918

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

Included within the reported balances for commitments to extend credit at December 31, 2024 and December 31, 2023 were $4.1 billion and $3.1 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

During 2024, the Company sold an investment tax credit to a third party for approximately $21.4 million. The Company is obligated to indemnify the purchaser for losses incurred as a result of recapture or reductions of the tax credit. The indemnification expires at the later of the end of the recapture period (2029) or when the purchaser's tax returns are no longer subject to audit.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2024 was 9.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2024 was $1.2 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at December 31, 2024. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2024 and December 31, 2023, the liability related to unfunded lending commitments was $47.9 million and $60.8 million, respectively.

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

RIC Commitments

The following table summarizes significant liabilities recorded for commitments and contingencies associated with the Company's RIC origination and servicing operations, all of which are included in Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets at the dates indicated:

Agreement or Legal Matter	Commitment or Contingency	December 31, 2024	December 31, 2023
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$6,000	$10,302

MPLFA

Under the terms of the MPLFA, SC must make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. The MPLFA requires SC to maintain at least $2.5 billion and $2.5 billion for each of floorplan and retail financing. In turn, Stellantis must provide designated minimum threshold percentages of its subvention business to SC.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of December 31, 2024, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2024 and December 31, 2023 not subject to a market price check was zero.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Contingent Liabilities

The Company entered into employment contracts in which the Company agreed to make guaranteed payments totaling $157.2 million, provided that certain employees remained employed with the Company. These payments include cash and ADRs of Santander to be paid as follows:

2025	$69,880
2026	44,358
2027	21,225
2028	16,394
2029	5,353
Total	$157,210

The Company had no other material amounts related to deferred compensation at December 31, 2024.

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

As of December 31, 2024 and December 31, 2023, the Company accrued aggregate legal and regulatory liabilities of approximately $18.8 million and $12.4 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $38.6 million as of December 31, 2024 and $14.6 million as of December 31, 2023. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Enterprise Financial Group v. SC. EFG, a former guaranteed auto protection products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025.

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

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. On October 14, 2024, the defendants entered into a definitive settlement agreement resolving the litigation. The settlement agreement contemplates a combined payment by defendants of $162.5 million, inclusive of all attorneys' fees and expenses, and a full and complete release of all claims. Of such amount, a substantial majority will be covered by insurance. On December 17, 2024, the court approved the settlement, reserving judgment on the amount of an incentive award due to the lead plaintiff.

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

SanCap

SanCap is cooperating with the SEC in connection with an inquiry focused on compliance with business-related communications on messaging platforms that were not approved by SanCap. The inquiry follows a number of regulatory settlements with other firms covering similar matters. On January 13, 2025, the SEC announced resolution of this investigation, along with similar resolutions with 11 other firms. Under the SEC order resolving the investigation, SanCap agreed to pay a $4 million civil penalty and have its internal audit function perform an audit of SanCap's policies and procedures regarding such communications.

NOTE 21. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company conducts business with Santander and its subsidiaries. Santander policy requires that these transactions occur at prevailing market rates and terms, and, where applicable, these transactions are compliant with United States banking regulations. All extensions of credit by (and certain credit exposures of) the Bank to other Santander affiliates are legally required to be secured by eligible collateral. The following disclosures below are the more significant related party transactions entered into during the periods presented:

Mezzanine and Stockholder's Equity

Refer to Note 12 of these Consolidated Financial Statements for activities related to the Company's common and preferred stock wholly owned by Santander. The Company did not receive any capital contributions from Santander in 2024, 2023, or 2022.

Letters of credit and other Credit Facilities

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2024 and 2023, the average unfunded balance outstanding under these commitments was $175.8 million and $167.2 million, respectively. BSI also provides standby letters of credit to affiliates. As of December 31, 2024 and 2023, the outstanding balance under these commitments was $393.4 million and $310.2 million, respectively. Santander's New York branch also provides standby letters of credit to the Bank. As of December 31, 2024, and 2023, no amounts have been drawn under these standby letters of credit.

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At December 31, 2024, SHUSA had $4.0 billion in uncommitted available liquidity, of which it had drawn zero.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with affiliates, including Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements.

Derivatives

As of December 31, 2024 and 2023, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $47.4 billion and $48.4 billion, respectively.

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company are priced at up to a 0.25% discount to market as part of a widely-available employee benefit program but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans as of December 31, 2024 and 2023 was $0.3 million and $1.0 million, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

At December 31, 2024, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $256.9 million and $141.8 million as of December 31, 2024 and December 31, 2023, respectively.

SHUSA and SBNA Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. The following agreements do not eliminate in consolidation:
•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in the amount of $12.3 million in 2024, $11.9 million in 2023 and $11.9 million in 2022. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations. There were no material payables in connection with this agreement in 2024 or 2023.
•Santander Global Technology and Operations S.L. and Santander Global Technologies Mexico are under contract with the Company to provide professional services, IT development, support, and administration, with fees for these services paid in the amount of $121.9 million in 2024, $139.3 million in 2023 and $123.1 million in 2022. The fees related to this agreement are capitalized in Premises and equipment, net on the Consolidated Balance Sheets. There were no material payables in connection with this agreement in 2024 or 2023.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for SBNA’s derivative, foreign exchange and hedging transactions and programs. Fees were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in the amounts of $4.0 million in 2024, $8.4 million in 2023 and $8.1 million in 2022. There were no material payables in connection with this agreement in 2024 or 2023. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•During the years ended December 31, 2024, 2023 and 2022, the Company paid $0.2 million, $1.0 million, $13.2 million to Santander for the development and implementation of global projects as part of internal expense allocation. There were no material payables in connection with this agreement in 2024 or 2023.
•Open Digital Services, SL, a Santander affiliate, is under contract with the Company to provide development support and services in connection with the Company's Openbank platform. During the years ended December 31, 2024 and 2023, the Company paid $43.0 million and $20.7 million, respectively. There were no material payables at December 31, 2024 and 2023 in connection with this agreement in 2024 or 2023.
•SBNA and SanCap entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the U.S. where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between SBNA and SanCap eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the years ended December 31, 2024, 2023, and 2022, SBNA paid total fees net of fees received, of $24.4 million, and of $15.0 million, respectively, and received net fee income $8.4 million, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2024 and 2023, the Company had a net receivable from Santander's New York branch of $13.3 million and $13.3 million in connection with this agreement.
•In 2024, SanCap received Service fees, net of $140.3 million in connection with services provided to Santander New York Branch in connection with its U.S. Banking business. At December 31, 2024, SanCap had receivables in connection with these services of $49.5 million.
•In the fourth quarter of 2022, the Company entered into an office rental agreement for shared space at 437 Madison Avenue, New York, New York for which the Company recorded straight-line rent expense of $14.0 million for the year ended December 31, 2024. A majority of this amount is eliminated within consolidated entities. Approximately $10.0 million for the year ended December 31, 2024 was assigned to Santander for space utilized by Santander's New York branch employees and receivable at December 31, 2024. There were no material receivable amounts related to this agreement at December 31, 2024.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

U.S. Auto related-party transactions

During the year ended December 31, 2022, SC incurred interest expense on a committed unsecured revolving credit agreement with Santander in the amount of $29.0 million.

On March 2, 2022, the Company purchased an equity investment in AutoFi, a privately held corporation that provides technology solutions to the auto industry, including services to online auto marketplaces, auto dealers, and auto lenders, including SC. The investment consisted of $22.9 million of common stock purchased from existing shareholders and $41.1 million of preferred shares of a new series issuance, for a $64.0 million total, resulting in the Company holding approximately 9.4% of the total equity shares of AutoFi. The Company did not obtain voting rights for its shares; however, it was granted one seat on AutoFi’s Board of Directors (now consisting of 6 voting members including SHUSA). During the years ended December 31, 2024 and 2023, the Company recorded approximately $10 million and $6 million in impairments on this investment.

Repurchase Agreements and Securities Trading

During the year ended December 31, 2024, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on these repurchase agreements, which do not eliminate in consolidation, was $1.1 billion at December 31, 2024. During the year ended December 31, 2024, the amount of income / expense related to these accounts was negligible to the overall results of the Company and Santander.

Employee Services Agreements

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

In addition to those noted above, other subsidiaries of the Company have entered into or were subject to various agreements with Santander or its affiliates. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. During the year ended December 31, 2024 and 2023, BSI had loan participations outstanding with recourse to Santander of $210.0 million and $210.0 million, respectively. As of December 31, 2024, BSI had deposits with unconsolidated affiliates of $11.1 million. BSI had short-term borrowings with unconsolidated affiliates of $752.3 million at December 31, 2024, compared to $427.5 million as of December 31, 2023. BSI had deposits from unconsolidated affiliates of $18.8 million and $5.6 million as of December 31, 2024 and 2023, respectively. BSI also leases space from affiliated entities that eliminate in consolidation.
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
•SanCap pays for the cost of personnel, management, administrative support, risk management, and other services provided by affiliates. These transactions eliminate in consolidation. The amount paid eliminates in consolidation. During the year, SanCap entered into short-term intercompany securities financing activities with the Bank, the effects of which also eliminated in consolidation.
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

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2024 and 2023, SBNA met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a CET1 capital ratio of at least 4.5%, a Tier 1 capital ratio of at least 6.0%, a total capital ratio of at least 8.0%, and a leverage ratio of at least 4.0%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's review of the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2024, 2023, and 2022, SBNA did not pay dividends to SHUSA. During 2024, 2023, and 2022, the Company paid common stock cash dividends to Santander of $1.1 billion, $3.0 billion and $4.8 billion, respectively, and preferred stock cash dividends to Santander of $176.9 million, $90.8 million, and zero, respectively.

During 2024, the Company did not issue any preferred stock. During 2023, the Company issued $1.0 billion of Series F Preferred Stock and $500 million of Series G Preferred Stock. During 2022, the Company issued $500 million of Series E Preferred Stock. Refer to Note 12 of the Consolidated Financial Statements for further discussion of these transactions.
The following schedule summarizes the actual capital balances of SBNA and SHUSA at December 31, 2024 and 2023:

	REGULATORY CAPITAL
(Dollars in thousands)	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2024(1):
Regulatory capital	$11,843,518	$11,843,518	$12,686,405	$11,843,518
Capital ratio	17.67%	17.67%	18.93%	11.54%
SHUSA at December 31, 2024(1):
Regulatory capital	$13,723,689	$15,838,682	$18,176,680	$15,838,682
Capital ratio	12.71%	14.66%	16.83%	9.27%

	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2023(1):
Regulatory capital	$11,303,222	$11,303,222	$12,194,680	$11,303,222
Capital ratio	15.96%	15.96%	17.22%	11.55%
SHUSA at December 31, 2023(1):
Regulatory capital	$14,204,804	$16,434,790	$18,837,604	$16,434,790
Capital ratio	12.37%	14.32%	16.41%	9.82%
(1) Capital ratios calculated under CECL transition provisions permitted by the CARES Act.

NOTE 23. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are based principally around the customers the Company serves. The Company has identified the following reportable segments: Auto, CBB, C&I, CRE, CIB, and Wealth Management.
•The Auto segment includes the Company's consumer and commercial auto loans and leases and the Company's commercial loans to dealers and dealer floorplan financing products. This includes the Company's specialized consumer finance subsidiary focused on vehicle finance and third-party servicing. The specialized consumer finance subsidiary's primary business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders.
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
•The Wealth Management segment consists of the Company's international private banking and financial operations Services and includes the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America.

The Company also offers customer-related derivatives across segments to hedge interest rate risk. In the C&I, CRE, and CIB business segments and the dealer commercial lending division of the Auto business segment, the Company offers derivatives relating to foreign exchange and lending arrangements. See Note 14 to these Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

The Chief Operating Decision Maker is the Company's CEO. The Company's segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits based on the mix of borrowings available to the Company with comparable maturity periods.

Other income and expenses are managed directly by each reportable segment, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses. These are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of these Consolidated Financial Statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

The application and development of management reporting methodologies are dynamic processes and are subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified wherever practical.

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$6,413,954	$2,936,381	$988,260	$1,535,054	$3,886,608	$372,343	$(2,666,464)	$13,466,136
Interest expense	2,764,998	1,466,384	632,687	1,034,675	3,767,155	156,952	(1,934,273)	7,888,578
Fees and other income	71,853	139,054	66,264	75,983	661,321	321,832	89,763	1,426,070
Lease income	2,178,597	—	—	—	—	—	—	2,178,597
Credit loss expense / (benefit)	1,955,368	18,447	(66,184)	69,767	(37,540)	—	(2,739)	1,937,119
Lease expense	1,707,582	—	—	—	611	—	—	1,708,193
General, administrative and other expenses	1,334,282	1,421,597	214,494	138,473	843,645	279,904	333,880	4,566,275
Income/(loss) before income taxes	902,174	169,007	273,527	368,122	(25,942)	257,319	(973,569)	970,638
Total assets	60,421,685	9,505,663	3,740,417	23,265,209	25,351,991	7,570,085	35,393,700	165,248,750
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$5,877,997	$2,686,686	$942,533	$1,339,814	$3,656,939	$367,263	$(2,516,142)	$12,355,090
Interest expense	2,221,376	1,075,053	619,659	891,395	3,455,439	94,013	(1,877,193)	6,479,742
Fees and other income	17,540	259,680	55,507	24,813	365,336	248,668	30,315	1,001,859
Lease income	2,462,916	—	70	—	4	—	—	2,462,990
Credit loss expense / (benefit)	1,798,268	301,884	(23,299)	176,183	(20,666)	205	(6,137)	2,226,438
Lease expense	1,922,921	(469)	(100)	(139)	3,066	—	—	1,925,279
General, administrative and other expenses	1,350,734	1,462,047	260,759	135,239	626,269	279,425	287,251	4,401,724
Income/(loss) before income taxes	1,065,154	107,851	141,091	161,949	(41,829)	242,288	(889,748)	786,756
Total assets	61,712,245	12,085,567	5,129,520	23,616,225	26,416,104	7,576,807	28,436,107	164,972,575
(1) Refer to corresponding notes above.

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2022	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$5,275,803	$1,779,457	$525,745	$744,905	$1,232,015	$191,374	$(1,328,106)	$8,421,193
Interest expense	1,234,801	375,527	214,498	386,223	1,053,581	13,748	(1,031,648)	2,246,730
Fees and other income	128,613	300,316	62,691	36,407	245,955	258,939	45,674	1,078,595
Lease income	2,650,223	—	433	—	12	—	—	2,650,668
Credit loss expense / (benefit)	1,730,062	216,600	47,788	7,321	19,651	—	(2,605)	2,018,817
Lease expense	2,034,288	—	315	—	2,112	—	—	2,036,715
General, administrative and other expenses	1,260,977	1,517,245	253,010	125,830	456,796	244,862	241,344	4,100,064
Income/(loss) before income taxes	1,794,511	(29,599)	73,258	261,938	(54,158)	191,703	(489,523)	1,748,130
Total assets	62,645,083	13,107,982	6,289,544	20,464,295	30,478,602	7,854,953	27,353,861	168,194,320
(1) Refer to corresponding notes above.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	At December 31,
	2024	2023
	(in thousands)
Assets
Cash and cash equivalents	$3,833,795	$2,858,612
Other investment securities	93,811	62,615
Loans to bank subsidiaries	550,000	500,000
Loans to non-bank subsidiaries	5,685,838	5,234,463
Investment in subsidiaries:
Bank subsidiaries	9,784,600	8,979,330
Non-bank subsidiaries (1)	10,652,590	10,828,135
Premises and equipment, net	41,116	35,402
Equity method investments	4,716	4,706
Restricted cash	67,313	66,822
Deferred tax assets, net	33,737	53,189
Other assets	563,849	586,467
Total assets	$31,311,365	$29,209,741
Liabilities and stockholder's equity
Borrowings and other debt obligations	$13,000,039	$11,249,393
Borrowings from non-bank subsidiaries	155,667	157,794
Deferred tax liabilities, net	2,180	62,507
Other liabilities	477,952	239,150
Total liabilities	13,635,838	11,708,844
Mezzanine equity	2,000,000	2,000,000
Stockholder's equity	15,675,527	15,500,897
Total liabilities, mezzanine, and stockholder's equity	$31,311,365	$29,209,741
(1) At both December 31, 2024 and December 31, 2023, the Company had $945.9 million of goodwill attributable to the Auto reporting unit.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Dividends from bank subsidiary	$160,000	$420,000	$40,000
Dividends from non-bank subsidiaries	1,000,000	1,758,963	4,500,000
Interest income	407,637	288,045	247,043
Income/(expense) from equity method investments	10	37	(1,355)
Other income	330,939	111,283	84,363
Total income	1,898,586	2,578,328	4,870,051
Interest expense	651,095	484,058	357,727
Other expense	666,822	318,472	297,162
Total expense	1,317,917	802,530	654,889
Income before income taxes and equity in net income/(loss) less dividends from subsidiaries	580,669	1,775,798	4,215,162
Income tax benefit	(158,606)	(168,423)	(72,191)
Income/(loss) before equity in net income/(loss) less dividends from subsidiaries	739,275	1,944,221	4,287,353
Equity in net (loss)/income less dividends from bank subsidiaries	541,960	(27,186)	341,935
Equity in net (loss)/income less dividends from non-bank subsidiaries	(203,836)	(984,133)	(3,224,281)
Net income/(loss)	1,077,399	932,902	1,405,007
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	182,349	261,145	(435,647)
Net unrealized gains/(losses) recognized on investment securities	160,205	6,021	(716,667)
Pension and post-retirement actuarial gains, net of tax	5,314	3,289	4,401
Total other comprehensive gain/(loss)	347,868	270,455	(1,147,913)
Comprehensive income/(loss)	$1,425,267	$1,203,357	$257,094

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	For The Year Ended December 31,
	2024	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,077,399	$932,902	$1,405,007
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax expense/(benefit)	(29,764)	35,113	333,309
Equity in net (income)/loss less dividends from subsidiaries:
Bank subsidiaries (1)	(541,960)	27,186	(341,935)
Non-bank subsidiaries (2)	203,836	984,133	3,224,281
Depreciation, amortization, and accretion	48,570	38,154	50,981
Other operating activities, net	218,380	(342,488)	(207,156)
Net cash provided by/(used in) operating activities	976,461	1,675,000	4,464,487
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other investments	(43,599)	(4,538)	(64,000)
Net capital (contributed to)/returned from subsidiaries	(2,826)	(140,415)	11,587
Originations of loans to subsidiaries (3)	(40,676,600)	(25,008,600)	(25,827,535)
Repayments of loans by subsidiaries (3)	40,175,225	23,312,075	28,139,597
Acquisition of PCH	—	—	(447,954)
Proceeds from business divestitures	74,543	—	—
Purchases of premises and equipment	(12,392)	(13,058)	(14,261)
Net cash (used in)/provided by investing activities	(485,649)	(1,854,536)	1,797,434
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Parent Company debt obligations	(1,500,000)	—	(3,314,190)
Net proceeds received from Parent Company debt obligations	3,237,638	1,991,615	2,926,264
Net change in borrowings from non-bank subsidiaries	(2,127)	3,935	1,833
Dividends paid on preferred stock	(176,927)	(90,774)	—
Dividends paid on common stock	(1,125,000)	(3,000,000)	(4,750,000)
Stock repurchase	—	—	(2,532,365)
Proceeds from business divestitures, net of tax	51,278	—	—
Preferred stock offering	—	1,500,000	500,000
Net cash provided by/(used in) financing activities	484,862	404,776	(7,168,458)
Net increase/(decrease) in cash, cash equivalents, and restricted cash	975,674	225,240	(906,537)
Cash, cash equivalents, and restricted cash at beginning of period	2,925,434	2,700,194	3,606,731
Cash, cash equivalents, and restricted cash at end of period (4)	$3,901,108	$2,925,434	$2,700,194

(1) Amounts for the years ended December 31, 2024, 2023, and 2022 exclude dividends from Bank subsidiaries of $160.0 million, $420.0 million, and $40.0 million, respectively.
(2) Amounts for the years ended December 31, 2024, 2023, and 2022 exclude dividends from non-bank subsidiaries of $1.0 billion, $1.8 billion, and $4.5 billion, respectively.
(3) Amounts for the years ended December 31, 2024 and 2023 exclude non-cash loan renewals of $500.0 million and $1.0 billion, respectively.
(4) Amounts for the years ended December 31, 2024, 2023, and 2022 include cash and cash equivalents balances of $3.8 billion, $2.9 billion, and $2.6 billion, respectively, and restricted cash balances of $67.3 million, $66.8 million, and $56.7 million, respectively.

NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2024, 2023, and 2022 was as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$105,035	$329,836	$(554,758)
Interest paid	7,952,547	6,178,880	2,035,904

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	50,069	54,416	11,901
Loans transferred from/(to) LHFI (from)/to LHFS, net	578,118	768,655	464,460
Transfer of financial interest in a VIE - Loans	1,290,891	347,443	—
Transfer of financial interest in a VIE - Borrowings	1,105,745	293,044	—
Unsettled purchases of investment securities	18,488	17,744	21,242
AFS investment securities transferred to HTM investment securities	3,882	—	2,982,195
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	53,050	—	—

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its auditors on accounting principles, practices, or financial statement disclosure during and through the date of the financial statements included in this report.

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the Evaluation Date. Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2024, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds ten blocked accounts for seven customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the year ended December 31, 2024 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the year ended December 31, 2024.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the year ended December 31, 2024 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2024 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2024 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2024(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,926	$6,050	$2,179	$18,155
Audit-Related Fees (3)	915	588	280	1,783
Tax Fees (4)	100	225	—	325
All Other Fees (5)	2	—	—	2
Total Fees (6)	$10,943	$6,863	$2,459	$20,265
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
(5) All other fees are fees for any services not included in the first three categories.
(6) Total fees exclude $525.0 million for sustainability assurance engagements.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2023.

Fiscal Year Ended December 31, 2023(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,231	$5,673	$1,875	$16,779
Audit-Related Fees (3)	1,175	766	500	2,441
Tax Fees (4)	1,350	250	—	1,600
All Other Fees(5)	10	12	—	22
Total Fees (6)	$11,766	$6,701	$2,375	$20,842
(1) Audit fees for 2023 have been adjusted to reflect amounts billed in 2024 related to 2023 audits.
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
(6) Total fees exclude $525.0 million for sustainability assurance engagements.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2024, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2024.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 3, 2025	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 3, 2025	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christiana Riley Christiana Riley	Director, President Chief Executive Officer (Principal Executive Officer)	March 3, 2025

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 3, 2025

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 3, 2025

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 3, 2025

/s/ Mahesh Aditya Mahesh Aditya	Director	March 3, 2025

/s/ Javier Maldonado Javier Maldonado	Director	March 3, 2025

/s/ Ana Botin Ana Botin	Director	March 3, 2025

/s/ Alan Fishman Alan Fishman	Director	March 3, 2025

/s/ Juan Guitard Juan Guitard	Director	March 3, 2025

/s/ Edith Holiday Edith Holiday	Director	March 3, 2025

/s/ Paula Madoff Paula Madoff	Director	March 3, 2025

/s/ Guy Moszkowski Guy Moszkowski	Director	March 3, 2025

/s/ Tina Chan Reich Tina Chan Reich	Director	March 3, 2025

/s/ Laura Rogers Laura Rogers	Director	March 3, 2025

/s/ Jose Linares Jose Linares	Director	March 3, 2025

/s/ William Muir William Muir	Director	March 3, 2025

/s/Mark Werner Mark Werner	Director	March 3, 2025