Form 10-Q
period 2025-03-31
Santander Holdings USA, Inc.
filed 2025-05-01
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
Number of shares of common stock outstanding at April 30, 2025: 530,391,043 shares

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
•the pursuit of trade related policies, including reciprocal tariffs and sanctions among global trade partners and/or other countries, and/or trade disputes generally;
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
•SHUSA’s ability to address social, environmental and sustainability matters that may arise from its activities;
•natural or man-made disasters including pandemics and other significant public health emergencies, effects of climate change, and SHUSA's ability to deal with disruptions caused by such disasters and emergencies;
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2024
.
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

SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to the Condensed Consolidated Financial Statements.

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: March 31, 2025
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
Broker-Dealers: SanCap and SSLLC	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
C&I: Commercial and Industrial Banking	Federal Reserve: Board of Governors of the Federal Reserve System
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FHLB: Federal Home Loan Bank
CBB: Consumer and Business Banking	FHLMC: Federal Home Loan Mortgage Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FICO®: Fair Isaac Corporation credit scoring model
CD: Certificate of deposit	FNMA: Federal National Mortgage Association
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FOMC: Federal Open Market Committee
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CET1: Common equity Tier 1	FTP: Funds transfer pricing
CEVF: Commercial equipment vehicle financing	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
CFO: Chief Financial Officer	GDP: Gross domestic product
CFTC: Commodity Futures Trading Commission	GNMA: Government National Mortgage Association
CIB: Corporate and Investment Banking	GSIB: Globally systemically important bank
CID: Civil investigative demand	HFI: Held-for-investment
CLTV: Combined loan-to-value	HFS: Held-for-sale
CME: Chicago Mercantile Exchange	HPI: Housing Price Index
Company: Santander Holdings USA, Inc.	HTM: Held-to-maturity
Covered Fund: a hedge fund or a private equity fund	IBOR: Inter-bank offered rate
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	IDI: Insured depository institution
CPR: Constant prepayment rate	IHC: U.S. intermediate holding company
CRA: Community Reinvestment Act	IRS: Internal Revenue Service
CRE: Commercial Real Estate	ISDA: International Swaps and Derivatives Association, Inc.
DCF: Discounted cash flow	IT: Information technology
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LBO: Large banking organizations with assets of $100 billion or more
DIF: Deposit Insurance Fund	LCR: Liquidity coverage ratio
DOJ: Department of Justice	LGD: Loss given default
DPD: Days past due	LHFI: Loans held for investment
DRIVE: Drive Auto Receivables Trust, a securitization platform	LHFS: Loans held for sale
DTI: Debt-to-income	LIBOR: London Interbank Offered Rate
EAD: Exposure at default	LIHTC: Low income housing tax credit
LTD: Long-term debt
LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBAT: SBNA Auto Receivable Trust
MMNA: Mitsubishi Motors North America, Inc.	SBNA or the Bank: Santander Bank, National Association
Moody’s: Moody's Investors Service, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MPLFA: Master private-label financing agreement with Stellantis	SCARF: Santander Consumer Auto Receivables Funding
MSR: Mortgage servicing right	SCART: Santander Consumer Auto Receivables Trust
MVE: Market value of equity	SCB: Stress capital buffer
NCI: Non-controlling interest	SCF: Statement of cash flows
NCO: Net charge-off	SDART: Santander Drive Auto Receivables Trust
NFA: National Futures Association	SDGT: Specially Designated Global Terrorist
NMDs: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NOI: Net operating income	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NPL: Non-performing loan	SHUSA: Santander Holdings USA, Inc.
NPR: Notice of proposed rule-making	SOFR: Secured overnight financing rate
OCC: Office of the Comptroller of the Currency	SPAIN: Santander Private Auto Issuing Note
OCI: Other comprehensive income	SPE: Special purpose entity
OECD: Organization for Economic Cooperation and Development	SSLLC: Santander Securities LLC
OEM: Original equipment manufacturer	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
OIS: Overnight indexed swap	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OREO: Other real estate owned	TDR: Troubled debt restructuring
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	TLAC: Total loss-absorbing capacity
PD: Probability of default	TLAC Rule: The Federal Reserve's TLAC rule
Related Party Acquirer: Santander subsidiary that acquired Services and Promotions Delaware Corp.	Trusts: Securitization trusts
RIC: Retail installment contract	UPB: Unpaid principal balance
ROU: Right-of-use	VIE: Variable interest entity
RV: Recreational vehicle	VOE: Voting interest entity
RWA: Risk-weighted asset	YTD: Year-to-date
S&P: Standard & Poor's
SanCap: Santander US Capital Markets LLC
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$21,223,955	$18,546,918
Federal funds sold and securities purchased under resale agreements or similar arrangements (1)	8,758,829	8,132,230
Investment securities:
AFS at fair value (amortized cost of $7,932,676 and $7,833,617 as of March 31, 2025 and December 31, 2024, respectively)	7,241,684	7,132,632
Trading securities	14,437,393	10,322,823
HTM (fair value of $8,324,183 and $8,306,417 as of March 31, 2025 and December 31, 2024, respectively)	9,811,435	9,914,288
Other investments	1,487,289	1,549,634
LHFI (2)	87,064,295	87,304,499
ALLL	(6,433,906)	(6,562,012)
Net LHFI(6)	80,630,389	80,742,487
LHFS (3)	1,440,846	1,333,953
Premises and equipment, net (4)	984,901	986,953
Operating lease assets, net (6)(7)	11,004,892	11,667,951
Goodwill	2,766,665	2,766,665
Intangible assets, net	239,870	248,920
BOLI	2,025,281	2,013,692
Restricted cash (6)	5,321,032	5,029,088
Other assets (5) (6)	4,825,666	4,860,516
TOTAL ASSETS	$172,200,127	$165,248,750
LIABILITIES
Accounts payables and accrued expenses	$6,027,718	$5,244,272
Deposits and other customer accounts	79,376,638	78,114,605
Federal funds purchased and securities loaned or sold under repurchase agreements (8)	19,568,842	16,302,948
Trading liabilities	2,771,800	2,460,613
Borrowings and other debt obligations (6)	45,004,651	44,010,910
Advance payments by borrowers for taxes and insurance	189,107	150,777
Other liabilities (6)	1,204,379	1,289,098
TOTAL LIABILITIES	154,143,135	147,573,223
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2025 and December 31, 2024, respectively)	17,335,889	17,335,889
Accumulated other comprehensive loss, net of taxes	(657,934)	(717,700)
Accumulated Deficit	(620,963)	(942,662)
TOTAL STOCKHOLDER'S EQUITY	16,056,992	15,675,527
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$172,200,127	$165,248,750
(1) Includes zero and zero of contracts held at the FVO at March 31, 2025 and December 31, 2024, respectively.
(2) Includes $7.9 million and $9.0 million of loans recorded at fair value at March 31, 2025 and December 31, 2024, respectively.
(3) Includes $1.3 billion and $1.3 billion of loans recorded at the FVO at March 31, 2025 and December 31, 2024, respectively.
(4) Net of accumulated depreciation of $2.5 billion and $2.5 billion at March 31, 2025 and December 31, 2024, respectively.
(5) Includes MSRs of $85.5 million and $91.0 million at March 31, 2025 and December 31, 2024, respectively, for which the Company has elected the FVO.
(6) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2025 and December 31, 2024, net LHFI included $24.4 billion and $24.6 billion, LHFS included zero and zero, Operating leases assets, net included $11.0 billion and $11.7 billion, restricted cash included $795.2 million and $706.6 million, Other assets included $687.8 million and $693.1 million, Borrowings and other debt obligations included $27.4 billion and $26.2 billion, and Other liabilities included $96.1 million and $99.6 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(7) Net of accumulated depreciation of $2.9 billion and $3.1 billion at March 31, 2025 and December 31, 2024, respectively.
(8) Includes zero and zero of contracts recorded at the FVO at March 31, 2025 and December 31, 2024, respectively.
See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended March 31,
	2025	2024
INTEREST INCOME:
Loans	$2,120,233	$2,115,019
Interest-earning deposits	244,806	217,053
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	440,876	637,711
Investment securities:
AFS	93,370	97,892
HTM	59,735	44,829
Trading securities	167,175	128,691
Other investments	10,705	12,691
TOTAL INTEREST INCOME	3,136,900	3,253,886
INTEREST EXPENSE:
Deposits and other customer accounts	488,583	498,920
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	561,842	763,840
Interest expense on trading liabilities	39,649	39,078
Borrowings and other debt obligations	588,802	574,539
TOTAL INTEREST EXPENSE	1,678,876	1,876,377
NET INTEREST INCOME	1,458,024	1,377,509
Credit loss expense	425,943	404,998
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,032,081	972,511
NON-INTEREST INCOME:
Consumer and commercial fees	108,416	84,217
Capital markets and foreign exchange income	95,729	115,970
Lease income	465,728	593,447
Miscellaneous income, net (1)	167,934	78,931
TOTAL FEES AND OTHER INCOME	837,807	872,565
Securities gains, net	40,259	65,166
TOTAL NON-INTEREST INCOME	878,066	937,731
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	564,157	533,780
Occupancy and equipment expenses	185,280	157,550
Technology, outside service, and marketing expense	204,381	184,310
Loan expense	75,556	83,575
Lease expense	355,400	461,521
Other expenses	142,577	138,545
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,527,351	1,559,281
INCOME BEFORE INCOME TAX	382,796	350,961
Income tax provision	16,922	7,754
NET INCOME	$365,874	$343,207
.
(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended March 31,
	2025	2024
NET INCOME	$365,874	$343,207
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	42,636	51,299
Net unrealized gains on investment in debt securities, net of tax	2,025	11,639
Pension and post-retirement actuarial gains, net of tax	15,105	183
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	59,766	63,121
COMPREHENSIVE INCOME	$425,640	$406,328

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	63,121	343,207	406,328	—
Dividends paid on preferred stock	—	—	—	(44,402)	(44,402)	—
Balance, March 31, 2024	530,391	$17,284,611	$(1,002,447)	$(419,329)	$15,862,835	$2,000,000

Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	59,766	365,874	425,640	—
Dividends declared and payable on preferred stock	—	—	—	(44,175)	(44,175)	—
Balance, March 31, 2025	530,391	$17,335,889	$(657,934)	$(620,963)	$16,056,992	$2,000,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$365,874	$343,207
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	425,943	404,998
Deferred tax benefit	(82,225)	(68,629)
Depreciation, amortization and accretion	657,231	681,435
Net loss on sale or disposal of loans, investment securities, and other assets	(43,130)	(19,152)
Originations and purchases of LHFS	(1,651,960)	(875,053)
Proceeds from sales of and collections on LHFS	1,533,857	336,574
Net change in:
Trading securities and trading liabilities, net	(3,765,986)	(708,493)
Other assets and BOLI	33,277	(268,747)
Other liabilities	735,950	(14,603)
Other operating activities, net	(721)	1,211
NET CASH USED IN OPERATING ACTIVITIES	(1,791,890)	(187,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	200,245	—
Proceeds from prepayments and maturities of AFS investment securities	203,217	192,297
Purchases of AFS investment securities	(445,974)	(275,114)
Proceeds from prepayments and maturities of HTM investment securities	195,482	129,400
Purchases of HTM investment securities	(89,544)	—
Proceeds from sales and maturities of equity method and other investments	66,716	105,630
Purchases of and contributions to equity method and other investments	(87,800)	(160,473)
Net change in federal funds sold and securities purchased under resale agreements	(626,599)	772,907
Proceeds from sales of LHFI	58,451	893,523
Net change in loans other than purchases and sales	(370,416)	(156,718)
Purchases and originations of operating leases	(851,994)	(1,830,352)
Proceeds from the sale and termination of operating leases	1,019,260	1,445,119
Purchases and sales of premises and equipment, net	(36,573)	(52,024)
Other investing activities, net	4,061	14,592
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(761,468)	1,078,787

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,262,033	611,294
Net change in short-term borrowings	(1,181,399)	(166,745)
Net proceeds from long-term borrowings	11,489,031	8,011,174
Repayments of long-term borrowings	(9,351,550)	(8,091,007)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	3,265,894	(126,335)
Dividends paid on common stock and preferred stock	—	(44,402)
Other financing activities, net	38,330	25,417
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,522,339	219,396

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,968,981	1,110,931
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	23,576,006	18,668,129
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$26,544,987	$19,779,060

(1) The three months ended March 31, 2025 and 2024 include cash and cash equivalents balances of $21.2 billion and $14.4 billion, respectively, and restricted cash balances of $5.3 billion and $5.4 billion, respectively.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Recently Adopted Accounting Standards

On January 1, 2025, the Company adopted ASU 2023-05 Business Combinations - Joint Venture Formations, Recognition and Initial Measurement, requiring most assets and liabilities contributed to a joint venture upon formation to be measured at fair value. This updated standard was applied prospectively, and it did not impact the Company's financial position or results of operations.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on March 31, 2025 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 and Note 17 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of March 31, 2025.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$409,102	$3,366	$(2)	$412,466	$304,292	$148	$—	$304,440
Corporate debt securities	13	—	—	13	13	—	—	13
ABS	839,644	345	(2,317)	837,672	749,608	505	(2,080)	748,033
Beneficial interest in Structured LLC (1)	1,099,000	54,676	—	1,153,676	1,099,000	99,985	—	1,198,985
MBS:
GNMA - Residential	2,839,240	3	(300,807)	2,538,436	2,905,020	17	(339,740)	2,565,297
GNMA - Commercial	637,488	3	(150,287)	487,204	643,010	3	(154,312)	488,701
FHLMC and FNMA - Residential	2,074,698	138	(344,805)	1,730,031	2,122,647	79	(381,470)	1,741,256
FHLMC and FNMA - Commercial	84,130	—	(1,944)	82,186	88,416	—	(2,509)	85,907
Unallocated fair value hedge basis adjustment (2)	(50,639)	—	50,639	—	(78,389)	—	78,389	—
Total investments in debt securities AFS	$7,932,676	$58,531	$(749,523)	$7,241,684	$7,833,617	$100,737	$(801,722)	$7,132,632
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$585,819	$2,421	$—	$588,240	$584,277	$159	$(352)	$584,084
ABS and other interests in structured securities	75,044	287	(23)	75,308	70,236	188	(49)	70,375
MBS:
GNMA - Residential	2,940,176	4,583	(454,806)	2,489,953	3,010,357	3,118	(502,165)	2,511,310
GNMA - Commercial	4,665,329	144	(934,468)	3,731,005	4,696,532	56	(975,516)	3,721,072
FHLMC and FNMA - Residential	1,545,067	3,501	(108,891)	1,439,677	1,552,886	1,832	(135,142)	1,419,576
Total investments in debt securities HTM	$9,811,435	$10,936	$(1,498,188)	$8,324,183	$9,914,288	$5,353	$(1,613,224)	$8,306,417

As of March 31, 2025 and December 31, 2024, the Company had investment securities with an estimated carrying value of $11.2 billion and $11.5 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $3.8 billion and $3.9 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.4 billion and $2.5 billion, respectively, were pledged to secure public fund deposits; $24.5 million and $20.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $322.7 million and $372.8 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.6 billion and $4.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of March 31, 2025 and December 31, 2024. There were no amounts pledged to secure repurchase agreements in which the secured party had the right to sell or repledge the collateral as of March 31, 2025 or December 31, 2024. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At March 31, 2025 and December 31, 2024, the Company had $160.4 million and $116.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2025 or December 31, 2024.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2025 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$120,991	$120,950
Due after 1 year but within 5 years	417,859	418,252
Due after 5 years but within 10 years	636,008	628,522
Due after 10 years	6,808,457	6,073,960
Total	$7,983,315	$7,241,684
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at March 31, 2025 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due after 1 year but within 5 years	$612,475	$614,872
Due after 5 years but within 10 years	37,878	38,049
Due after 10 years	9,161,082	7,671,262
Total	$9,811,435	$8,324,183

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,916	$(2)	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—	13	—
ABS	467,785	(2,001)	10,137	(316)	353,501	(1,724)	11,250	(356)
MBS:
GNMA - Residential	25,827	(52)	2,510,510	(300,755)	—	—	2,539,940	(339,740)
GNMA - Commercial	—	—	487,202	(150,287)	—	—	488,698	(154,312)
FHLMC and FNMA - Residential	—	—	1,714,311	(344,805)	—	—	1,724,770	(381,470)
FHLMC and FNMA - Commercial	—	—	82,186	(1,944)	—	—	85,907	(2,509)
Total investments in debt securities AFS (1)	$503,528	$(2,055)	$4,804,346	$(798,107)	$353,501	$(1,724)	$4,850,578	$(878,387)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$401,232	$(352)	$—	$—
ABS and other interests in structured securities	—	—	12,986	(23)	—	—	16,000	(49)
MBS:
GNMA - Residential	40,123	(346)	1,947,740	(454,460)	245,812	(1,647)	1,944,400	(500,518)
GNMA - Commercial	21,727	(373)	3,685,548	(934,095)	23,637	(43)	3,675,226	(975,473)
FHLMC and FNMA - Residential	50,649	(656)	1,102,118	(108,235)	71,995	(699)	1,103,973	(134,443)
Total investments in debt securities HTM	$112,499	$(1,375)	$6,748,392	$(1,496,813)	$742,676	$(2,741)	$6,739,599	$(1,610,483)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at March 31, 2025 or December 31, 2024. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2024, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
AFS debt and other securities:
Gross realized gains	$—	$—
Gross realized losses	(169)	—
Net realized gains/(losses) on AFS and other securities	$(169)	$—
Total trading securities gains/(losses)	40,428	65,166
Securities gains, net	$40,259	$65,166

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At March 31, 2025 and December 31, 2024, the Company held $14.4 billion and $10.3 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Condensed Consolidated Statements of Operations. At March 31, 2025 and December 31, 2024, the Company had $13.3 billion and $10.0 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
FHLB of Pittsburgh and FRB stock	$529,076	$588,250
LIHTC investments	900,794	899,925
Equity securities and retained interests in structured entities not held for trading (1)	52,341	56,459
Interest-bearing deposits with an affiliate bank	5,078	5,000
Total	$1,487,289	$1,549,634
(1)    Includes $8.9 million and $8.0 million of retained interests in structured entities related to off-balance sheet securitizations as of March 31, 2025 and December 31, 2024, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months ended March 31, 2025, the Company purchased $225.0 thousand of FHLB stock at par, and redeemed $61.7 million of FHLB stock at par. The Company purchased $2.3 million of FRB stock at par and redeemed no FRB stock during the three months ended March 31, 2025. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities and retained interests in structured entities are generally measured at fair value with changes in fair value recognized in net income. Certain privately held equity investments are accounted for at cost less impairment.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $58.0 billion at March 31, 2025 and $59.1 billion at December 31, 2024.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. The LHFS portfolio balance at March 31, 2025 was $1.4 billion, compared to $1.3 billion at December 31, 2024. For a discussion on the composition and valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

During the three months ended March 31, 2025, the Company securitized $283.8 million of LHFS in an off-balance transaction. The Company has retained a 5% vertical slice of the new securitization totaling $14.8 million.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At March 31, 2025 and December 31, 2024, accrued interest receivable on the Company's loans was $601.7 million and $632.4 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,859,231	10.2%	$8,624,800	9.9%
C&I loans	8,078,515	9.3%	8,386,344	9.6%
Multifamily loans	9,805,126	11.3%	9,840,692	11.3%
Other commercial (2)	7,643,844	8.8%	7,608,933	8.7%
Total commercial LHFI	$34,386,716	39.6%	$34,460,769	39.5%
Consumer loans secured by real estate:
Residential mortgages	4,338,754	5.0%	4,415,747	5.1%
Home equity loans and lines of credit	2,009,071	2.3%	2,091,365	2.4%
Total consumer loans secured by real estate	$6,347,825	7.3%	$6,507,112	7.5%
Consumer loans not secured by real estate:
RICs and auto loans	44,628,328	51.1%	44,585,718	50.9%
Personal unsecured loans	1,671,122	1.9%	1,715,727	2.0%
Other consumer (3)	30,304	0.1%	35,173	0.1%
Total consumer loans	$52,677,579	60.4%	$52,843,730	60.5%
Total LHFI (1)	$87,064,295	100.0%	$87,304,499	100.0%
Total LHFI:
Fixed rate	$61,767,842	70.9%	$62,085,179	71.1%
Variable rate	25,296,453	29.1%	25,219,320	28.9%
Total LHFI (1)	$87,064,295	100.0%	$87,304,499	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $485.4 million and $425.4 million as of March 31, 2025 and December 31, 2024, respectively.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended March 31, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$565,685	$5,996,327	$6,562,012
Credit loss (benefit) / expense	(2,102)	420,636	418,534
Charge-offs	(50,410)	(1,144,546)	(1,194,956)
Recoveries	14,235	634,081	648,316
Charge-offs, net of recoveries	$(36,175)	$(510,465)	$(546,640)
ALLL, end of period	$527,408	$5,906,498	$6,433,906

Reserve for unfunded lending commitments, beginning of period	$46,026	$1,917	$47,943
Credit loss (benefit) on unfunded lending commitments	(1,609)	9,018	7,409
Loss on unfunded lending commitments	(59)	—	(59)
Reserve for unfunded lending commitments, end of period	$44,358	$10,935	$55,293
Total ACL, end of period	$571,766	$5,917,433	$6,489,199

	Three months ended March 31, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(15,855)	424,389	408,534
Charge-offs	(23,776)	(1,244,661)	(1,268,437)
Recoveries	12,790	657,184	669,974
Charge-offs, net of recoveries	$(10,986)	$(587,477)	$(598,463)
ALLL, end of period	$589,947	$6,152,177	$6,742,124

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(2,979)	(557)	(3,536)
Reserve for unfunded lending commitments, end of period	$52,867	$4,359	$57,226
Total ACL, end of period	$642,814	$6,156,536	$6,799,350

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Using the weighted average of a range of economic forecast scenarios, we estimated at March 31, 2025 that the unemployment rate is expected to be approximately 5.1% at the end of 2025. The Company has adjusted the path of the weighted used vehicle index considering macroeconomic uncertainty due to tariffs and other trade policies of the U.S. and its global trading partners and an increasing unemployment rate (which is a key driver to losses). Additional downward side risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth.

The Company's ACL was $6.5 billion at March 31, 2025, a decrease of $120.8 million from December 31, 2024. The decrease in the ACL was primarily driven by seasonal improvement in RICs and auto loans delinquencies and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $80.8 million and the ACL for the commercial portfolio segment decreased by $39.9 million at March 31, 2025 compared to December 31, 2024.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Non-accrual loans:
Commercial:
CRE	$340,059	$243,761	$69,501	$36,643
C&I	118,876	132,146	67,978	70,153
Multifamily	304,663	226,448	69,923	81,480
Other commercial	3,662	8,037	—	9
Total commercial loans	$767,260	$610,392	$207,402	$188,285
Consumer:
Residential mortgages	50,091	52,170	1,128	1,436
Home equity loans and lines of credit	69,063	70,414	12,376	12,681
RICs and auto loans	1,971,435	2,241,575	141,524	147,574
Personal unsecured loans	283	486	—	—
Other consumer	11,265	15,198	50	201
Total consumer loans	$2,102,137	$2,379,843	$155,078	$161,892
Total non-accrual loans	$2,869,397	$2,990,235	$362,480	$350,177

OREO	54,396	54,121	—	—
Repossessed vehicles	254,157	249,209	—	—
Foreclosed and other repossessed assets	1,452	25,182	—	—
Total OREO and other repossessed assets	$310,005	$328,512	$—	$—
Total non-performing assets	$3,179,402	$3,318,747	$362,480	$350,177
(1) Interest income recognized on nonaccrual loans was $68.7 million and $61.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	March 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$55,810	$91,475	$147,285	$8,893,535	$9,040,820	$—
C&I (2)	61,019	23,617	84,636	8,163,788	8,248,424	—
Multifamily (3)	113,022	135,129	248,151	9,567,941	9,816,092	—
Other commercial	101,193	2,103	103,296	7,540,548	7,643,844	—
Consumer:
Residential mortgages (4)	55,984	46,132	102,116	5,315,020	5,417,136	—
Home equity loans and lines of credit	28,364	58,197	86,561	1,922,510	2,009,071	—
RICs and auto loans	4,878,063	458,101	5,336,164	39,292,164	44,628,328	—
Personal unsecured loans	38,875	19,798	58,673	1,612,449	1,671,122	8,657
Other consumer	1,073	61	1,134	29,170	30,304	—
Total	$5,333,403	$834,613	$6,168,016	$82,337,125	$88,505,141	$8,657
(1) CRE loans include $181.6 million of LHFS at March 31, 2025.
(2) C&I loans include $169.9 million of LHFS at March 31, 2025.
(3) Multifamily loans include $11.0 million of LHFS at March 31, 2025.
(4) Residential mortgages include $1.1 billion of LHFS at March 31, 2025.

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
(1)C&I loans included $196.2 million of LHFS at December 31, 2024.
(2) Residential mortgages included $1.1 billion of LHFS at December 31, 2024.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2025	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2025(1)	2024	2023	2022	2021	Prior	Total (3)
CRE
Pass	$378,757	$428,388	$975,887	$2,583,363	$942,490	$1,620,539	$6,929,424
Special mention	—	22,673	87,838	425,753	324,563	332,167	1,192,994
Substandard	—	28,389	40,463	365,276	99,777	336,008	869,913
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$378,757	$479,450	$1,104,188	$3,374,392	$1,366,830	$2,337,203	$9,040,820
Current period gross write-offs - CRE	$—	$—	$—	$—	$—	$26,857	$26,857
C&I
Pass	$161,068	$962,561	$732,434	$1,272,565	$708,717	$2,629,540	$6,466,885
Special mention	—	17,343	5,334	183,815	154,379	119,409	480,280
Substandard	—	—	106,972	45,576	60,691	247,591	460,830
N/A(4)	103,608	349,048	170,729	141,706	56,377	18,961	840,429
Total C&I	$264,676	$1,328,952	$1,015,469	$1,643,662	$980,164	$3,015,501	$8,248,424
Current period gross write-offs - C&I	$—	$3,051	$4,182	$5,312	$1,140	$2,146	$15,831
Multifamily
Pass	$33,363	$58,275	$1,062,209	$2,809,412	$1,337,026	$2,755,200	$8,055,485
Special mention	—	—	97,990	205,553	86,481	140,886	530,910
Substandard	—	—	94,446	438,478	258,442	438,331	1,229,697
Total multifamily	$33,363	$58,275	$1,254,645	$3,453,443	$1,681,949	$3,334,417	$9,816,092
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$5,391	$5,391
Remaining commercial
Pass	$1,759,928	$2,297,035	$1,144,258	$921,763	$472,047	$1,041,185	$7,636,216
Special mention	—	—	666	563	364	485	2,078
Substandard	—	—	756	1,177	2,396	1,221	5,550
Total remaining commercial	$1,759,928	$2,297,035	$1,145,680	$923,503	$474,807	$1,042,891	$7,643,844
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$2,331	$2,331
Total commercial loans
Pass	$2,333,116	$3,746,259	$3,914,788	$7,587,103	$3,460,280	$8,046,464	$29,088,010
Special mention	—	40,016	191,828	815,684	565,787	592,947	2,206,262
Substandard	—	28,389	242,637	850,507	421,306	1,023,151	2,565,990
Doubtful	—	—	—	—	—	48,489	48,489
N/A(4)	103,608	349,048	170,729	141,706	56,377	18,961	840,429
Total commercial loans	$2,436,724	$4,163,712	$4,519,982	$9,395,000	$4,503,750	$9,730,012	$34,749,180
Current period gross write-offs - Total commercial	$—	$3,051	$4,182	$5,312	$1,140	$36,725	$50,410
(1)Loans originated during the three months ended March 31, 2025.
(2)Includes $362.5 million of LHFS at March 31, 2025.
(3)Includes $5.9 million revolving loans converted to term loans.
(4)Not subject to internal risk rating process

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2024	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2024(1)	2023	2022	2021	2020	Prior	Total (3)
CRE
Pass	$338,140	$824,121	$2,829,501	$1,098,765	$740,463	$1,387,777	$7,218,767
Special mention	18,961	32,300	276,613	311,328	22,486	98,887	760,575
Substandard	29,011	10,662	243,510	49,001	65,937	198,848	596,969
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$386,112	$867,083	$3,349,624	$1,459,094	$828,886	$1,734,001	$8,624,800
Current period gross write-offs - CRE	$3,184	$—	$—	$19,709	$—	$681	$23,574
C&I
Pass	$1,196,845	$675,221	$1,291,707	$808,286	$412,971	$2,501,415	$6,886,445
Special mention	15,888	18,633	198,737	70,428	10,973	98,450	413,109
Substandard	—	125,253	33,951	73,032	25,830	211,237	469,303
N/A(4)	364,947	190,867	163,191	67,654	17,237	9,832	813,728
Total C&I	$1,577,680	$1,009,974	$1,687,586	$1,019,400	$467,011	$2,820,934	$8,582,585
Current period gross write-offs - C&I	$2,018	$13,647	$21,267	$10,256	$5,040	$6,956	$59,184
Multifamily
Pass	$57,650	$1,004,387	$2,690,142	$1,266,945	$823,374	$2,107,406	$7,949,904
Special mention	—	164,750	197,385	157,652	28,969	101,130	649,886
Substandard	—	86,516	490,480	212,479	90,304	361,123	1,240,902
Total multifamily	$57,650	$1,255,653	$3,378,007	$1,637,076	$942,647	$2,569,659	$9,840,692
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$14,100	$14,100
Remaining commercial
Pass	$3,700,349	$1,230,676	$1,019,522	$518,369	$330,432	$797,060	$7,596,408
Special mention	—	710	596	2,667	—	514	4,487
Substandard	—	1,151	2,141	1,242	303	3,201	8,038
Total remaining commercial	$3,700,349	$1,232,537	$1,022,259	$522,278	$330,735	$800,775	$7,608,933
Current period gross write-offs - Remaining commercial	$—	$267	$13	$20	$—	$10,874	$11,174
Total commercial loans
Pass	$5,292,984	$3,734,405	$7,830,872	$3,692,365	$2,307,240	$6,793,658	$29,651,524
Special mention	34,849	216,393	673,331	542,075	62,428	298,981	1,828,057
Substandard	29,011	223,582	770,082	335,754	182,374	774,409	2,315,212
Doubtful	—	—	—	—	—	48,489	48,489
N/A(4)	364,947	190,867	163,191	67,654	17,237	9,832	813,728
Total commercial loans	$5,721,791	$4,365,247	$9,437,476	$4,637,848	$2,569,279	$7,925,369	$34,657,010
Current period gross write-offs - Total commercial	$5,202	$13,914	$21,280	$29,985	$5,040	$32,611	$108,032
(1)Loans originated during the year ended December 31, 2024.
(2)Includes $196.2 million of LHFS at December 31, 2024.
(3)Includes $8.9 million revolving loans converted to term loans.
(4)Not subject to internal risk rating process

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of March 31, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$409,613	$1,247,095	$534,758	$380,048	$171,956	$100,826	$2,844,296	6.4%
<600	2,039,331	5,733,126	3,443,600	2,407,347	1,116,865	699,248	15,439,517	34.5%
600-639	954,099	3,364,806	1,985,626	1,373,537	500,189	238,877	8,417,134	18.9%
640-679	550,753	2,392,878	1,240,488	861,242	282,561	129,211	5,457,133	12.2%
680-719	342,148	1,741,954	914,882	601,353	279,401	160,258	4,039,996	9.1%
720-759	193,686	1,113,068	589,467	454,483	277,785	145,013	2,773,502	6.2%
>=760	276,150	2,367,819	914,333	998,229	775,712	324,507	5,656,750	12.7%
Total	$4,765,780	$17,960,746	$9,623,154	$7,076,239	$3,404,469	$1,797,940	$44,628,328	100.0%
Current period gross write-offs - RICs and auto loans	$2,796	$387,500	$327,042	$238,977	$88,654	$55,275	$1,100,244
(1)    Loans originated during the three months ended March 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,405,385	$619,855	$439,495	$203,482	$75,220	$59,112	$2,802,549	6.3%
<600	6,226,932	3,802,976	2,684,114	1,300,940	430,387	467,173	14,912,522	33.4%
600-639	3,666,764	2,210,937	1,570,957	580,838	156,518	156,414	8,342,428	18.7%
640-679	2,584,001	1,381,664	991,775	327,850	88,443	84,671	5,458,404	12.2%
680-719	1,876,930	1,021,254	692,491	322,204	131,317	72,779	4,116,975	9.2%
720-759	1,196,671	664,152	524,294	321,172	133,447	49,809	2,889,545	6.5%
>=760	2,538,495	1,042,245	1,155,983	910,962	335,186	80,424	6,063,295	13.7%
Total	$19,495,178	$10,743,083	$8,059,109	$3,967,448	$1,350,518	$970,382	$44,585,718	100.0%
Current period gross write-offs - RICs and auto loans	$527,058	$1,545,761	$1,295,970	$618,628	$395,766	$10,081	$4,393,264
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of March 31, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$10,501	$—	$—	$—	$—	$43	$10,544	0.6%
<600	—	32	56	52	39	2,874	3,053	0.2%
600-639	74	781	4,058	5,451	588	5,168	16,120	1.0%
640-679	405	10,361	44,671	30,518	4,946	27,566	118,467	7.1%
680-719	37,156	121,670	155,379	67,671	12,607	52,299	446,782	26.7%
720-759	56,041	179,036	162,216	79,409	15,525	47,343	539,570	32.3%
>=760	64,727	201,260	138,017	67,371	16,947	48,264	536,586	32.1%
Total	$168,904	$513,140	$504,397	$250,472	$50,652	$183,557	$1,671,122	100.0%
Current period gross write-offs - personal unsecured loans	$—	$7,374	$20,510	$10,017	$1,689	$4,407	$43,997
(1)    Loans originated during the three months ended March 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.

As of December 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$12,247	$—	$—	$—	$—	$44	$12,291	0.7%
<600	41	69	55	70	28	2,831	3,094	0.2%
600-639	697	4,621	6,309	721	202	5,208	17,758	1.0%
640-679	10,606	50,854	35,095	5,764	1,971	28,655	132,945	7.7%
680-719	129,635	175,986	77,455	14,800	5,161	60,513	463,550	27.0%
720-759	191,798	180,368	90,523	18,019	4,944	60,515	546,167	31.8%
>=760	220,123	154,570	75,909	19,481	5,433	64,406	539,922	31.6%
Total	$565,147	$566,468	$285,346	$58,855	$17,739	$222,172	$1,715,727	100.0%
Current period gross write-offs - personal unsecured loans	$7,457	$129,396	$146,710	$39,248	$2,229	$7,555	$332,595
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2025	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2025(1)	2024(1)	2023(1)	2022	2021	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,911	$2,911	$—
<= 70%	—	—	—	206,666	1,013,119	3,056,824	4,276,609	—
70.01% - 110%	—	—	—	48,611	8,210	2,055	58,876	—
Greater than 110%	—	—	—	—	—	358	358	—
Total residential mortgages	$—	$—	$—	$255,277	$1,021,329	$3,062,148	$4,338,754	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$3,006	$3,006	$—
<600	—	—	—	13,022	19,341	157,119	189,482	—
600-679	—	—	—	18,650	50,420	224,146	293,216	—
680-759	—	—	—	65,579	209,725	736,707	1,012,011	—
>=760	—	—	—	158,026	741,843	1,941,170	2,841,039	—
Total residential mortgages	$—	$—	$—	$255,277	$1,021,329	$3,062,148	$4,338,754	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$14	$14

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$1,895	$6,106	$51,530	$59,531	$40,059
<= 70%	—	—	—	37,759	149,182	1,752,008	1,938,949	1,868,788
70.01% - 110%	—	—	—	3,821	1,370	3,753	8,944	7,849
Greater than 110%	—	—	—	655	572	420	1,647	1,647
Total home equity	$—	$—	$—	$44,130	$157,230	$1,807,711	$2,009,071	$1,918,343

FICO scores
No FICO score available	$—	$—	$—	$609	$2,170	$45,534	$48,313	$28,842
<600	—	—	—	1,300	3,640	136,531	141,471	121,426
600-679	—	—	—	3,185	12,749	208,778	224,712	209,626
680-759	—	—	—	16,175	52,011	570,186	638,372	621,603
>=760	—	—	—	22,861	86,660	846,682	956,203	936,846
Total home equity	$—	$—	$—	$44,130	$157,230	$1,807,711	$2,009,071	$1,918,343
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$83	$83
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
(4) Excludes LHFS.

During the three months ended March 31, 2025, the Company reported $0.2 million in gross charge-offs related to other consumer portfolios.

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

	Amortized Cost
	Three months ended				Three months ended
	March 31, 2025				March 31, 2024
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$224,874	$59,656	$284,530	3.15%	$98,453	$—	$98,453	1.04%
C&I	24,451	39,149	63,600	0.77%	1,910	948	2,858	0.03%
Multifamily	8,131	76,503	84,634	0.86%	—	—	—	—%
Other commercial	—	—	—	—%	51	—	51	—%
Consumer:
Residential mortgages	—	313	313	0.01%	—	290	290	0.01%
Home equity loans and lines of credit	—	361	361	0.02%	—	2,134	2,134	0.09%
RICs and auto loans	295,929	31,280	327,209	0.73%	245,019	33,567	278,586	0.64%
Other consumer	—	—	—	—%	—	43	43	0.08%
Total	$553,385	$207,262	$760,647	0.86%	$345,433	$36,982	$382,415	0.41%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of March 31, 2025			As of March 31, 2024
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$505,410	$96,942	$52,834	$256,931	$13,083	$7,144
C&I	303,035	16,260	12,655	47,701	6,661	378
Multifamily	187,668	12,478	5,966	8,885	15,348	8,536
Other commercial	190	—	—	318	—	51
Consumer:
Residential mortgages	2,100	672	196	4,568	104	—
Home equity loans and lines of credit	2,838	1,187	558	6,297	509	146
RICs and auto loans	904,001	396,249	35,324	725,914	271,635	21,709
Other consumer	—	—	—	30	—	13
Total	$1,905,242	$523,788	$107,533	$1,050,644	$307,340	$37,977

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2024 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12-month period prior to default due to the borrower's financial difficulty:

	Amortized Cost
	Three months ended
	March 31, 2025		March 31, 2024
	Payment deferral	All other modification types	Payment deferral(1)	All other modification types(1)
(in thousands)
Commercial:
C&I	7,595	37	90	68
Consumer:
Residential mortgages	—	196	—	—
RICs and auto loans	59,509	882	28,428	8,913
Total	$67,104	$1,115	$28,518	$8,981

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Leased vehicles	$13,940,549	$14,831,709
Less: accumulated depreciation	(2,936,668)	(3,070,657)
Depreciated net capitalized cost	$11,003,881	$11,761,052
Manufacturer subvention payments, net of accretion	(507,086)	(561,366)
Unamortized origination fees and other costs	508,097	468,265
Leased vehicles, net	$11,004,892	$11,667,951
Total operating lease assets, net	$11,004,892	$11,667,951

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2025 (in thousands):

2025	$1,379,015
2026	1,242,195
2027	366,835
2028	19,489
2029	115
Thereafter	—
Total	$3,007,649

During the three months ended March 31, 2025, the Company recognized $8.2 million of net loss on the sale of operating lease assets that had been returned to the Company at the end of the lease term, compared to $22.8 million net gain on the sale recognized during the three months ended March 31, 2024, respectively. These amounts are recorded within Miscellaneous income, net in the Company's Condensed Consolidated Statements of Operations.

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2024 and March 31, 2025	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665

During the three months ended March 31, 2025 and 2024, there were no material additions, re-allocations, impairments, or disposals of goodwill.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	March 31, 2025		December 31, 2024
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$207,583	$(262,417)	$213,458	$(256,542)
Stellantis relationship	1,315	(137,435)	1,754	(136,996)
Other intangibles	30,972	(53,038)	33,708	(50,302)
Total intangibles subject to amortization	$239,870	$(452,890)	$248,920	$(443,840)

At March 31, 2025 and December 31, 2024, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $9.1 million and $9.6 million for the three months ended March 31, 2025 and 2024, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2025	$34,768	$9,050	$25,718
2026	32,487	—	32,487
2027	28,645	—	28,645
2028	26,340	—	26,340
2029	26,340	—	26,340
Thereafter	100,340	—	100,340

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	March 31, 2025	December 31, 2024
Operating lease ROU assets	$506,031	$493,217
Deferred tax assets	421,409	364,309
Accrued interest receivable	871,049	847,830
Derivative assets at fair value	863,866	1,121,980
Other real estate owned and other repossessed assets	310,005	328,512
Equity method investments	294,794	262,377
MSRs	85,481	90,958
Income tax receivables	420,164	466,422
Prepaid expense	143,033	152,358
Capital markets receivables	407,651	282,926
Miscellaneous assets and receivables	502,183	449,627
Total Other assets	$4,825,666	$4,860,516

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

For the three months ended March 31, 2025 and 2024, operating lease expenses were $36.8 million and $34.1 million, respectively. Sublease income was $0.8 million and $0.9 million respectively, for the three months ended March 31, 2025 and 2024. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at March 31, 2025	Total Operating leases
(in thousands)
2025	$93,794
2026	115,055
2027	105,991
2028	80,651
2029	64,190
Thereafter	189,435
Total lease liabilities	$649,116
Less: Interest	(72,811)
Present value of lease liabilities	$576,305

NOTE 6. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	March 31, 2025	December 31, 2024
Operating lease ROU assets	$506,031	$493,217
Other liabilities	$576,305	$557,419
Weighted-average remaining lease term (years)	6.6	6.6
Weighted-average discount rate	3.4%	3.4%

	Three months ended March 31,
Other Information	2025	2024
	(in thousands)
Operating cash flows from operating leases (1)	$(31,873)	$(35,699)
Leased assets obtained in exchange for new operating lease liabilities	$51,535	$6,286
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Assets
Restricted cash	$795,170	$706,571
Net LHFI	24,383,416	24,635,642
Operating lease assets, net (1)	11,004,892	11,667,951
Various other assets	687,838	693,090
Total Assets	$36,871,316	$37,703,254
Liabilities
Notes payable	$27,380,559	$26,208,911
Various other liabilities	96,135	99,587
Total Liabilities	$27,476,694	$26,308,498
(1) As noted above, all leased vehicles are originated through a titling trust. At March 31, 2025 and December 31, 2024, $4.1 billion and $4.3 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of March 31, 2025 and December 31, 2024, the Company was servicing $28.5 billion and $29.0 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Assets securitized	$5,233,628	$5,234,923

Net proceeds from new securitizations (1)	$4,276,260	$4,011,360
Net proceeds on retained bonds from new securitizations	700,420	733,880
Cash received for servicing fees (2)	208,662	222,352
Net distributions from Trusts (2)	1,472,878	1,038,012
Total cash received from Trusts	$6,658,220	$6,005,604
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At March 31, 2025 and December 31, 2024, the Company was servicing RICs of $2.0 billion and $2.3 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2025	2024
Receivables securitized (1)(2)	—	1,060,931

Net proceeds from new securitizations	—	1,003,695
Cash received for servicing fees	$12,130	$1,344
Total cash received from Trusts	$12,130	$1,005,039
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at March 31, 2025 was $75.0 million and $8.3 million of debt and equity investments, respectively, compared to $70.2 million and $8.0 million at December 31, 2024. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.2 billion and $1.2 billion at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, SBNA serviced approximately $8.5 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the three months ended March 31, 2025 and March 31, 2024, SBNA recognized $14.1 million and $9.9 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,754,113	14.8%	$11,850,043	15.2%
Non-interest-bearing demand deposits	14,218,671	17.9%	14,539,985	18.6%
Savings	7,393,813	9.3%	5,045,668	6.5%
Customer repurchase accounts	250,673	0.3%	299,216	0.4%
Money market	25,738,166	32.5%	25,197,858	32.2%
CDs	20,021,202	25.2%	21,181,835	27.1%
Total deposits (1)	$79,376,638	100.0%	$78,114,605	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.0 billion and $4.9 billion at March 31, 2025 and December 31, 2024, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $304.7 million and $305.2 million at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, the Company had $6.0 billion and $6.5 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $38.0 million and $30.0 million from the FHLB of Pittsburgh at March 31, 2025 and December 31, 2024, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2025 were $45.0 billion, compared to $44.0 billion at December 31, 2024. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the three months ended March 31, 2025, the Company issued the following debt:
•$850 million in aggregate principal amount of its 5.47% fixed-to-floating rate senior notes due March 2029.
•$400 million in aggregate principal amount of its floating rate senior notes due March 2029.
•$750 million in aggregate principal amount of its 5.74% fixed-to-floating rate senior notes due March 2031
•$860.4 million of secured structured financings in its SBALT platform, of which approximately $110.4 million was retained in interests in the VIE.
•$4.1 billion of secured structured financings in its SDART platform, of which it retained approximately $590.0 million in interests in the VIE.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

In April 2025, the Company's auto business issued new secured amortizing notes on its SCARF platform totaling $532.5 million.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes due June 2025	999,883	3.45%	999,567	3.45%
4.50% senior notes due July 2025	1,099,791	4.50%	1,099,617	4.50%
Senior notes due April 2026 (1)	433,575	5.67%	433,505	5.76%
5.81% senior sustainability notes due September 2026	499,752	5.92%	499,614	5.92%
3.24% senior notes due October 2026	938,710	3.24%	937,090	3.24%
6.12% senior notes due May 2027	499,256	6.20%	499,173	6.20%
6.89% senior notes due June 2027 (2)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,695	4.40%	1,049,684	4.40%
2.49% senior notes due January 2028	998,562	2.57%	998,364	2.57%
Senior notes due March 2029 (3)	398,878	6.02%	—	—%
5.47% senior notes due March 2029	847,617	5.58%	—	—%
6.50% senior notes due March 2029	997,503	6.59%	997,313	6.59%
6.57% senior notes due June 2029	498,529	6.67%	498,427	6.67%
6.17% senior notes due January 2030	996,953	6.26%	996,776	6.26%
5.35% senior notes due September 2030	996,572	5.44%	996,402	5.44%
5.74% senior notes due March 2031	747,142	5.83%	—	—%
7.66% senior notes due November 2031	498,064	7.73%	498,008	7.73%
2.88% subordinated notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (2)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,564	6.40%	746,499	6.40%
Total Parent Company borrowings	14,997,046		13,000,039
Subsidiaries
Short-term borrowing due within one year, maturing through Dec. 2025	520,873	4.31%	702,272	4.41%
FHLB advances, maturing through April 2027	3,164,605	4.55%	4,699,407	4.69%
CLNs due December 2031 (4)	23,351	6.18%	33,811	5.86%
CLNs due May 2032 (5)	72,660	10.56%	95,552	9.36%
CLNs due June 2032 (6)	223,218	7.89%	232,122	7.89%
CLNs due August 2032 (7)	66,983	12.76%	86,884	12.34%
CLNs due December 2032 (8)	116,727	13.16%	139,681	12.22%
CLNs due January 2033 (9)	261,320	7.02%	262,323	7.01%
CLNs due June 2033 (10)	49,322	12.74%	56,482	12.04%
CLNs due December 2033 (11)	154,739	9.27%	174,448	9.27%
CLNs due February 2052 (12) (13)	105,092	11.15%	107,641	11.46%
Warehouse lines maturing through November 2026 (14)	3,210,678	4.51%	4,036,778	5.75%
Secured structured financings maturing through May 2032	22,038,037	0.58% - 7.69%	20,383,470	0.58% - 7.69%
Total subsidiary borrowings and other debt obligations	30,007,605		31,010,871
Total Parent Company and subsidiaries' borrowings and other debt obligations	$45,004,651		$44,010,910
(1) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes bear interest at a rate equal to the SOFR index rate plus 161 basis points per year
(4) Notes are tied to the performance of a $2.0 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36.0 million.
(5) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(6) Notes are tied to the performance of a $2.3 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $75.2 million.
(7) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(8) Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million.
(9) Notes are tied to the performance of a $2.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $84.2 million.
(10) Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
(11) Notes are tied to the performance of a $2.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $62.3 million.
(12) Notes are tied to the performance of a $2.5 billion original reference pool of SBNA residential mortgage loans. The contractual residual amount is $5.1 million.
(13) Variable rate notes issued in tranches that bear interest at a rate equal to SOFR index plus varying spreads ranging from 4.15% to 13.90% and reset monthly.
(14) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.

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

In connection with certain of its CLNs, the Company is required to maintain a letter of credit, as well as a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of the transaction’s CLN. This is reported as restricted cash in these Condensed Consolidated Financial Statements.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	March 31, 2025
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due November 2025	$—	$500,000	—%	$—	$92
Warehouse line due January 2026	506,100	1,000,000	4.51%	745,859	2,715
Warehouse line due February 2026	353,178	700,000	4.56%	547,990	1,363
Warehouse line due April 2026	568,900	1,000,000	4.52%	856,652	1
Warehouse line due April 2026	407,700	1,000,000	4.51%	578,623	1
Warehouse line due July 2026	129,300	500,000	4.56%	189,135	—
Warehouse line due October 2026	993,100	2,100,000	4.50%	1,441,471	64
Warehouse line due November 2026	252,400	500,000	4.51%	364,339	—
Total credit facilities	$3,210,678	$7,300,000	4.51%	$4,724,069	$4,236

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	March 31, 2025
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2032(1)	$20,418,506	$40,319,665	0.58% - 7.69%	$28,311,392	$790,578
Privately issued amortizing notes maturing on various dates through August 2030 (3)	1,619,531	6,700,025	3.13% - 6.73%	2,730,967	356
Total secured structured financings	$22,038,037	$47,019,690	0.58% - 7.69%	$31,042,359	$790,934
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended March 31, 2025			December 31, 2024		March 31, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$58,581	$(13,538)	$45,043
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(3,217)	810	(2,407)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	55,364	(12,728)	42,636	$(72,170)	$42,636	$(29,534)

Change in unrealized (losses)/gains on investments in debt securities	10,647	(8,748)	1,899
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	169	(43)	126
Net unrealized (losses)/gains on investments in debt securities	10,816	(8,791)	2,025	(630,346)	2,025	(628,321)
Pension and post-retirement actuarial gain / (loss)(3)	20,359	(5,254)	15,105	(15,184)	15,105	(79)
As of March 31, 2025	$86,539	$(26,773)	$59,766	$(717,700)	$59,766	$(657,934)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended March 31, 2024			December 31, 2023		March 31, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,037	(15,738)	51,299	$(254,519)	$51,299	$(203,220)
Net unrealized gains/(losses) on investments in debt securities	18,594	(6,955)	11,639	(790,551)	11,639	(778,912)
Pension and post-retirement actuarial gain / (loss) (1)	247	(64)	183	(20,498)	183	(20,315)
As of March 31, 2024	$85,878	$(22,757)	$63,121	$(1,065,568)	$63,121	$(1,002,447)
(1)    Included in the computation of net periodic pension costs.

NOTE 11. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2024 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.

The Company has elected the FVO for certain of its Securities Financing Activities. Refer to Note 13 to these Condensed Consolidated Financial Statements for the amounts recorded at FVO.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Securities purchased under agreements to resell	$7,521,314	$7,151,510
Securities borrowed	1,237,515	980,720
Total	$8,758,829	$8,132,230

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$19,567,822	$16,302,948
Securities lending	1,020	—
Total	$19,568,842	$16,302,948

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

	March 31, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$33,508,651	$(25,987,337)	$7,521,314
Securities borrowed	1,237,515	—	1,237,515
Total	$34,746,166	$(25,987,337)	$8,758,829

	March 31, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$45,555,159	$(25,987,337)	$19,567,822
Securities lending	1,020	—	1,020
Total	$45,556,179	$(25,987,337)	$19,568,842
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,858,795	$(24,707,285)	$7,151,510
Securities borrowed	980,720	—	980,720
Total	$32,839,515	$(24,707,285)	$8,132,230

	December 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$41,010,233	$(24,707,285)	$16,302,948
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	March 31, 2025
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$24,999,130	$5,379,760	$5,257,391	$9,918,878	$45,555,159
Securities lending	1,020	—	—	—	1,020
Total	$25,000,150	$5,379,760	$5,257,391	$9,918,878	$45,556,179

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	March 31, 2025			December 31, 2024
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$24,505,069	$—	$24,505,069	$23,367,567	$—	$23,367,567
Residential agency MBS	19,326,694	—	19,326,694	15,896,929	—	15,896,929
Corporate and other securities	1,723,396	1,020	1,724,416	1,745,737	—	1,745,737
Total	$45,555,159	$1,020	$45,556,179	$41,010,233	$—	$41,010,233

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

See Note 13 to the Condensed Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2025, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of March 31, 2025, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2025 and December 31, 2024, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $6.4 million and $7.5 million, respectively. The Company had $5.4 million and $6.2 million in cash and securities collateral posted to cover those positions as of March 31, 2025 and December 31, 2024, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.6 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Debt securities AFS (Note 2)	$2,324,361	$2,446,611	$50,639	$78,389

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

The last of the hedges is scheduled to expire in January 2029. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2025, the Company estimated that approximately $34.5 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2025
Fair value hedges:
Cross-currency swaps	$18,766	$299	$378	4.85%	9.90%	2.58
Interest rate swaps	5,375,000	34,824	135	1.99%	3.43%	2.11
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$3,026,500	$12,086	$38	2.82%	3.54%	2.41
Pay variable - receive fixed interest rate swaps	12,250,000	41,174	106,903	3.17%	1.67%	1.35
Total	$20,670,266	$88,383	$107,454	2.82%	2.41%	1.70

December 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$532	$137	4.97%	9.90%	2.83
Interest rate swaps	5,525,000	61,708	—	2.12%	3.45%	2.30
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,280,700	$33,116	$75	2.20%	3.53%	2.32
Pay variable - receive fixed interest rate swaps	11,650,000	12,700	143,872	3.02%	2.00%	1.25
Total	$21,474,466	$108,056	$144,084	2.63%	2.68%	1.73

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Mortgage banking derivatives:
Total mortgage banking risk management	$601,000	$601,000	$6,694	$9,329	$20,769	$26,777

Customer-related derivatives:
Swaps receive fixed	15,985,378	15,236,535	55,264	8,817	478,282	633,072
Swaps pay fixed	16,447,338	15,631,475	487,415	648,895	56,807	9,432
Other	9,567,685	8,976,013	66,853	65,124	64,040	64,461
Total customer-related derivatives	42,000,401	39,844,023	609,532	722,836	599,129	706,965

Other derivative activities:
Foreign exchange contracts	9,095,132	7,376,101	75,586	125,642	71,158	86,461
Interest rate swap agreements	100	100	4	5	—	—
Interest rate cap agreements	1,178,400	1,324,775	16,000	23,133	—	—
Options for interest rate cap agreements	1,178,400	1,324,775	—	—	16,000	23,133
Other	69,673,624	48,909,284	74,077	138,124	76,387	31,290

Total	$123,727,057	$99,380,058	$781,893	$1,019,069	$783,443	$874,626

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended March 31,
	Line Item	2025	2024

Fair value hedges:
Cross-currency swaps	Net interest income	$(414)	$(190)
Interest rate swaps	Net interest income	6,186	12,888
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	6,107	12,926
Pay variable receive-fixed interest rate swap	Interest income on loans	(35,402)	(95,381)
Interest rate floors	Interest income on loans	—	(46)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	2,402	(4,210)
Customer-related derivatives	Non interest income	15,406	10,377
Foreign exchange	Non interest income	(16,407)	(6,306)
Interest rate swaps, caps, and options	Non interest income	(1)	24,522
	Net interest income	(258)	—
Other	Non interest income	(169,187)	25,348
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $45.0 million and $51.3 million, net of tax, for the three months ended March 31, 2025 and 2024, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $2.4 million and zero, net of tax, for the three months ended March 31, 2025 and 2024, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
March 31, 2025
Fair value hedges	$35,123	$—	$35,123	$(14,730)	$20,393
Cash flow hedges	53,260	—	53,260	(33,066)	20,194
Other derivative activities (1)	781,893	(6,410)	775,483	(110,975)	664,508
Total Derivative Assets	$870,276	$(6,410)	$863,866	$(158,771)	$705,095

December 31, 2024
Fair value hedges	$62,240	$—	$62,240	(23,509)	$38,731
Cash flow hedges	45,816	—	45,816	(39,703)	6,113
Other derivative activities (1)	1,019,069	(5,145)	1,013,924	(238,021)	775,903
Total Derivative Assets	$1,127,125	$(5,145)	$1,121,980	$(301,233)	$820,747
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
March 31, 2025
Fair value hedges	$513	$—	$513	$—	$513
Cash flow hedges	106,941	—	106,941	(54,753)	52,188
Other derivative activities (1)	783,443	(6,410)	777,033	(29,611)	747,422
Total Derivative Liabilities	$890,897	$(6,410)	$884,487	$(84,364)	$800,123

December 31, 2024
Fair value hedges	$137	$—	$137	$—	$137
Cash flow hedges	143,947	—	143,947	(72,891)	71,056
Other derivative activities (1)	874,626	(5,145)	869,481	(29,281)	840,200
Total Derivative Liabilities	$1,018,710	$(5,145)	$1,013,565	$(102,172)	$911,393
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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2024 for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Financial assets:
U.S. Treasury securities	$412,466	$—	$—	$412,466	$304,440	$—	$—	$304,440
Corporate debt	—	13	—	13	—	13	—	13
ABS	—	837,672	—	837,672	—	748,033	—	748,033
Beneficial interest in Structured LLC	—	—	1,153,676	1,153,676	—	—	1,198,985	1,198,985
MBS	—	4,837,857	—	4,837,857	—	4,881,161	—	4,881,161
Investment in debt securities AFS (2)	$412,466	$5,675,542	$1,153,676	$7,241,684	$304,440	$5,629,207	$1,198,985	$7,132,632
Trading securities	2,609,000	11,821,583	6,810	14,437,393	2,150,785	8,165,771	6,267	10,322,823
RICs HFI (3)	—	—	7,921	7,921	—	—	9,039	9,039
LHFS (1)(4)	—	1,326,826	—	1,326,826	—	1,256,401	—	1,256,401
MSRs	—	—	85,481	85,481	—	—	90,958	90,958
Other assets - derivatives (2)	5,477	858,338	51	863,866	485	1,121,472	23	1,121,980
Total financial assets (5)	$3,026,943	$19,682,289	$1,253,939	$23,963,171	$2,455,710	$16,172,851	$1,305,272	$19,933,833
Financial liabilities:
Trading liabilities	2,490,354	281,446	—	2,771,800	2,220,496	240,117	—	2,460,613
Other liabilities - derivatives (2)	2,683	881,744	60	884,487	217	1,013,296	52	1,013,565
Total financial liabilities	$2,493,037	$1,163,190	$60	$3,656,287	$2,220,713	$1,253,413	$52	$3,474,178
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
(5) Approximately $1.3 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 5.2% of total assets measured at fair value on a recurring basis and approximately 0.7% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at March 31, 2025. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At March 31, 2025 and December 31, 2024, the balance of these loans serviced for others was $7.2 billion and $7.4 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.3 million and $4.5 million, respectively, at March 31, 2025.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.3 million and $6.3 million, respectively, at March 31, 2025.

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

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 12 to the Condensed Consolidated Financial Statements for a discussion of derivatives activity.

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

	Three months ended March 31, 2025						Three months ended March 31, 2024
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$1,198,985	$9,039	$90,958	$(29)	$6,267	$1,305,220	$—	$13,888	$94,266	$(596)	$552	$108,110
Gain / (losses) in OCI	(45,309)	—	—	—	—	(45,309)	(23,469)	—	—	—	—	(23,469)
Gains/(losses) in earnings	—	—	(3,069)	20	97	(2,952)	—	—	3,848	263	(9)	4,102
Additions/Issuances	—	—	—	—	50	50	—	—	—	—	465	465
Transfers from Level 2	—	—	—	—	1,011	1,011	1,122,510	—	—	—	5,576	1,128,086
Settlements (1)	—	(1,118)	(2,408)	—	(615)	(4,141)	(16,692)	(1,394)	(2,338)	—	(436)	(20,860)
Balances, end of period	$1,153,676	$7,921	$85,481	$(9)	$6,810	$1,253,879	$1,082,349	$12,494	$95,776	$(333)	$6,148	$1,196,434
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(3,069)	$20	$97	$(2,952)	$—	$—	$3,848	$263	$(9)	$4,102
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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Impaired commercial LHFI	$—	$194,143	$32,688	$226,831	$—	$208,820	$35,030	$243,850
Foreclosed assets	—	1,421	—	1,421	—	74,759	—	74,759
Vehicle inventory	—	403,507	—	403,507	—	348,603	—	348,603
LHFS	—	—	114,020	114,020	—	—	77,552	77,552
Auto loans impaired due to bankruptcy	—	142,022	—	142,022	—	148,053	—	148,053

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

NOTE 13. FAIR VALUE (continued)

The estimated fair value of goodwill is calculated using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 5 for a further description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended March 31,
(in thousands)	Statement of Operations Location	2025	2024
Impaired LHFI	Credit loss expense / (benefit)	$(3,955)	$(3,505)
Foreclosed assets	Miscellaneous income, net (1)	(12)	(3,964)
LHFS	Credit loss expense / (benefit)	841	—
LHFS	Miscellaneous income, net (1)	49	—
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	5,045	11,957
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at March 31, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,153,676	DCF	Discount spread	2.75% - 25.00% (12.73%)
			Loss estimate	0.00% - 45.72% (7.33%)
			Extension of loan(1)	48 months or 60 months
MSRs	$85,481	DCF	CPR (2)	1.85% - 38.70% (7.01%)
			Discount rate (3)	9.81%
(1)    Includes extensions related to workouts and contractual extensions
(2)     Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(3)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(4) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2024 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,198,985	DCF	Discount spread	2.75% - 25.00% (11.77%)
			Loss estimate	0.01% - 44.27% (7.07%)
			Extension of loan (1)	0 to 60 months
MSRs	$90,958	DCF	CPR (2)	3.09% - 100.00% (7.00%)
			Discount rate (3)	9.81%
(1), (2), (3), (4) - See corresponding footnotes to the March 31, 2025 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	March 31, 2025					December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,223,955	$21,223,955	$21,223,955	$—	$—	$18,546,918	$18,546,918	$18,546,918	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,758,829	8,763,844	—	8,763,844	—	8,132,230	8,140,742	—	8,140,742	—
Investments in debt securities AFS	7,241,684	7,241,684	412,466	5,675,542	1,153,676	7,132,632	7,132,632	304,440	5,629,207	1,198,985
Investments in debt securities HTM	9,811,435	8,324,183	588,240	7,735,943	—	9,914,288	8,306,417	584,084	7,722,333	—
Trading securities and other investments (2)	14,442,471	14,442,471	2,609,000	11,826,661	6,810	10,327,823	10,327,823	2,150,785	8,170,771	6,267
LHFI, net	80,630,389	80,521,846	—	194,143	80,327,703	80,742,487	80,633,333	—	208,820	80,424,513
LHFS	1,440,846	1,440,846	—	1,326,826	114,020	1,333,953	1,333,953	—	1,256,401	77,552
Restricted cash	5,321,032	5,321,032	5,321,032	—	—	5,029,088	5,029,088	5,029,088	—	—
MSRs	85,481	85,481	—	—	85,481	90,958	90,958	—	—	90,958
Derivatives	863,866	863,866	5,477	858,338	51	1,121,980	1,121,980	485	1,121,472	23

Financial liabilities:
Deposits (1)	20,021,202	20,129,730	—	20,129,730	—	21,181,835	21,314,519	—	21,314,519	—
Federal funds purchased and securities loaned or sold under repurchase agreements	19,568,842	19,571,214	—	19,571,214	—	16,302,948	16,309,678	—	16,309,678	—
Trading liabilities	2,771,800	2,771,800	2,490,354	281,446	—	2,460,613	2,460,613	2,220,496	240,117	—
Borrowings and other debt obligations	45,004,651	45,421,393	—	40,588,860	4,832,533	44,010,910	44,327,760	—	38,394,469	5,933,291
Derivatives	884,487	884,487	2,683	881,744	60	1,013,565	1,013,565	217	1,013,296	52
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At March 31, 2025, the fair value of the underlying collateral was $45.6 billion before netting of $26.0 billion, all of which was sold or re-pledged.

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

LHFS

At March 31, 2025 and December 31, 2024, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2025			December 31, 2024
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,326,826	$1,298,419	$28,407	$1,256,401	$1,230,119	$26,282
RICs HFI	7,921	7,921	—	9,039	9,039	—
Nonaccrual loans	6	6	—	83	83	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $114.0 million and $77.6 million of LHFS valued on a non-recurring basis at March 31, 2025 and December 31, 2024, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended March 31,
(in thousands)	2025	2024
Non-interest income:
Consumer and commercial fees	$108,416	$84,217
Lease income	465,728	593,447
Capital market revenue	95,729	115,970
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	17,302	13,750
BOLI	15,295	18,194
Net (loss) / gain on sale of operating leases	(8,181)	22,759
Asset and wealth management fees	85,098	80,603
Gain / (loss) on non-mortgage loans	1,904	(740)
Other miscellaneous income / (loss), net	56,516	(55,635)
Securities gains, net	40,259	65,166
Total non-interest income	$878,066	$937,731
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended March 31,
(in thousands)	2025	2024
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$31,422	$31,048
Commission and trailer fees (2)	80,724	77,063
Interchange income, net (2)	18,521	19,116
Underwriting service fees (2)	78,312	73,492
Asset and wealth management fees (2)	75,831	47,821
Other revenue from contracts with customers (2)	3,394	2,122
Total in-scope of revenue from contracts with customers	288,204	250,662
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	58,390	34,952
Lease income	465,728	593,447
Other miscellaneous income, net (3)	25,485	(6,496)
Securities gains, net	40,259	65,166
Total out-of-scope of revenue from contracts with customers	589,862	687,069
Total non-interest income	$878,066	$937,731
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

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended March 31,
(in thousands)	2025	2024
Other expenses:
Amortization of intangibles	$9,050	$9,581
Deposit insurance premiums and other expenses	17,731	16,604
Other administrative and miscellaneous expenses	115,796	112,360
Total Other expenses	$142,577	$138,545

NOTE 15. INCOME TAXES

An income tax provision of $16.9 million was recorded for the three months ended March 31, 2025, compared to an income tax provision of $7.8 million for the corresponding period in 2024. This resulted in an ETR of 4.4% for the three months ended March 31, 2025, compared to 2.2% for the corresponding period in 2024.

The ETR for the three months ended March 31, 2025, when compared to the same period in 2024, was directly impacted by (i) an increase in forecasted pre-tax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

In December 2021, a framework known as Pillar Two was established by the OECD. Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. It has become effective for some countries in 2024 and will be effective for others in future years. At this time, the Pillar Two framework has not been adopted by the U.S., but has been adopted by our parent’s jurisdiction. Any potential tax liability associated with SHUSA’s operations is expected to be accrued and paid by Santander.

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

The Company had a net deferred tax asset balance of $421.4 million at March 31, 2025 (consisting of a federal deferred tax asset balance of $263.7 million and a state deferred tax asset balance of $157.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). The $57.1 million change in net deferred tax asset for the period ended March 31, 2025 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2025	December 31, 2024
	(in thousands)
Commitments to extend credit	$23,845,451	$24,202,682
Letters of credit	1,281,933	1,243,122
Recourse exposure on sold loans	4,959	5,669
Total commitments	$25,132,343	$25,451,473

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

Included within the reported balances for commitments to extend credit at March 31, 2025 and December 31, 2024 were $4.2 billion and $4.1 billion, respectively, of commitments that can be canceled by the Company without notice.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2025 was 9.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2025 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at March 31, 2025. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2025 and December 31, 2024, the liability related to unfunded lending commitments was $55.3 million and $47.9 million, respectively.

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of March 31, 2025, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2025 and December 31, 2024 not subject to a market price check was zero.

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

As of March 31, 2025 and December 31, 2024, the Company accrued aggregate legal and regulatory liabilities of approximately $13.6 million and $18.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $38.6 million as of March 31, 2025 and December 31, 2024. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Enterprise Financial Group v. SC. EFG, a former guaranteed auto protection products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending.

Real Legacy Assurance ERISA Litigation. On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s trustee, actuaries, and other defendants, including Banco Popular. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure that the plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. SSLLC filed its answer and discovery is ongoing. On April 4, 2023, the court granted the plaintiffs' motion for class certification. In August 2024, plaintiffs and SSLLC filed a motion seeking approval of a settlement under which SSLLC will pay plaintiffs $400,000 in exchange for a full release. Banco Popular objected to the settlement.

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. On October 14, 2024, the defendants entered into a definitive settlement agreement resolving the litigation. The settlement agreement contemplates a combined payment by defendants of $162.5 million, inclusive of all attorneys' fees and expenses, and a full and complete release of all claims. Of such amount, a substantial majority will be covered by insurance. On December 17, 2024, the court approved the settlement, reserving judgment on the amount of an incentive award due to the lead plaintiff. On April 1, 2025, the court approved an incentive award of $0.5 million reduced from the request for an award of $1.63 million. The incentive award will be paid from the fees previously awarded to plaintiffs' lawyers and does not affect the total settlement amount or have any additional financial impact on the Company.

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

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2024.

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

As of March 31, 2025, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the three months ended March 31, 2025, the Company declared dividends to its preferred shareholder, Santander, in the amount of $44.2 million that were paid in the second quarter of 2025.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $173.0 million and $256.9 million as of March 31, 2025 and December 31, 2024, respectively.

Repurchase Agreements

During the three months ended March 31, 2025, SanCap entered into intercompany securities financing activities with Santander and its affiliates. The gross principal amount outstanding on repurchase and reverse repurchase agreements, which do not eliminate in consolidation, was $1.9 billion and $13.6 million, respectively, at March 31, 2025. During the three months ended March 31, 2025, the amount of income / expense related to this activity was negligible to the overall results of the Company and Santander.

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

Other income and expenses are managed directly by each reportable segment, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses. These are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of these Condensed Consolidated Financial Statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	1,633,264	717,061	226,886	352,728	712,628	86,648	(592,315)	3,136,900
Interest expense	682,265	359,141	138,259	237,286	660,966	37,055	(436,096)	1,678,876
Fees and other income	19,681	61,756	17,613	19,683	192,103	94,493	7,009	412,338
Lease income	465,728	—	—	—	—	—	—	465,728
Credit loss expense / (benefit)	396,434	37,745	(6,018)	3,595	(5,314)	—	(499)	425,943
Lease expense	355,246	—	—	—	154	—	—	355,400
General, administrative and other expenses	299,357	382,949	47,272	35,963	204,220	70,293	131,897	1,171,951
Income/(loss) before income taxes	385,371	(1,018)	64,986	95,567	44,705	73,793	(280,608)	382,796
Total assets	59,520,904	9,601,817	3,764,261	23,251,141	30,408,731	7,506,939	38,146,334	172,200,127
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$1,547,911	$741,154	$244,771	$383,886	$910,295	$95,897	$(670,028)	$3,253,886
Interest expense	662,290	363,340	160,400	257,664	883,384	35,213	(485,914)	1,876,377
Fees and other income	(22,289)	61,348	14,070	8,953	164,850	83,732	33,620	344,284
Lease income	593,447	—	—	—	—	—	—	593,447
Credit loss expense / (benefit)	379,652	52,034	(21,395)	8,737	(12,743)	—	(1,287)	404,998
Lease expense	461,355	—	—	—	166	—	—	461,521
General, administrative and other expenses	348,023	351,915	46,697	33,393	193,418	66,870	57,444	1,097,760
Income/(loss) before income taxes	267,749	35,213	73,139	93,045	10,920	77,546	(206,651)	350,961
Total assets	61,259,798	11,747,388	4,251,979	23,674,357	26,842,241	7,322,916	30,667,061	165,765,740
(1) Refer to corresponding notes above.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2025 and 2024, was as follows:

	Three months ended March 31,
	2025	2024
	(in thousands)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$5,710	$17,482
Loans transferred from/(to) LHFI (from)/to LHFS, net	10,325	117
Unsettled purchases of investment securities	48,588	18,563
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	—	53,050
Dividends declared and payable to Shareholder	44,175	—

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander.

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

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.2 billion and $1.2 billion at March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, SBNA serviced approximately $8.5 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at March 31, 2025 was 4.2% compared to 3.8% one year ago. According to the U.S. Bureau of Labor Statistics, employment trended up in government, health care, and social assistance.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

March 31, 2025
Dow Jones Industrial Average	(1.3)%
S&P 500	(4.6)%
NASDAQ Composite	(10.4)%

At its March 2025 meeting, the FOMC maintained the federal funds rate target range at 4.25% - 4.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at March 31, 2025 was 4.25%, down from 4.57% at December 31, 2024.

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

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

	SANTANDER (1)	SHUSA	SBNA (2)	Overall Outlook
Fitch	A+ / A	A-	A-	Stable
Moody's	A2 / Baa1	Baa2	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of March 31, 2025, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 1, 2020, we adopted the FASB ASC Topic 326 - Financial Instruments - Credit Losses, which upon adoption resulted in a reduction to our opening retained earnings balance, net of income tax, and an increase to the allowance for loan losses of approximately $2.5 billion. The U.S. banking agencies in December 2018 approved a final rule to address the impact of CECL on regulatory capital by allowing banking organizations, including the Company, the option to phase in the day-one impact of CECL until the first quarter of 2023. On March 26, 2020, the U.S. banking agencies issued an interim final rule that provides banking organizations with an alternative option to delay for two years an estimate of CECL’s effect on regulatory capital relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period. This interim rule was subsequently updated with technical amendments in a final rule dated September 30, 2020, which was elected by the Company. As of January 1, 2025, the Company has completed its transition period and the impact of CECL adoption is now fully recognized within regulatory capital.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2025, SBNA met the criteria to be classified as “well-capitalized.”

The Federal Reserve has adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of March 31, 2025, SHUSA's SCB CET1 minimum requirement was 8.0%.

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

Long-Term Debt Requirements

On July 28, 2023, the Federal Reserve and FDIC issued an NPR that would require banks with total assets of $100 billion or more to maintain a layer of LTD from the holding company to improve financial stability by increasing the resolvability and resiliency of such institutions. By requiring each such large bank to maintain a minimum amount of LTD to absorb losses, the proposal would increase the options available to resolve such banks in case of failure. Additionally, by reducing the risk that uninsured depositors would face losses, LTD can reduce the speed and severity of bank runs and limit the risk of contagion when a bank is under stress. The proposal would provide a three-year phase-in period and would also allow certain outstanding LTD to count toward the minimum requirements to provide banks with a reasonable period to transition to the required characteristics of eligible LTD instruments. Comments on the proposal were due on November 30, 2023. SHUSA remains subject to the TLAC requirements discussed below.

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

SHUSA integrated SanCap’s market risk exposure into its market risk rule calculation framework during the first quarter of 2024, replacing the previously utilized methodology in 2023. Consequently, SanCap has continued to be the primary driver of SHUSA’s market risk RWAs. As of March 31, 2025, SHUSA’s market risk RWAs increased from $5.6 billion at December 31, 2024 to $7.9 billion at March 31, 2025, primarily due to increased SanCap balance sheet positions.

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

Regulation AB II

Regulation AB II, among other things, expanded disclosure requirements and modified the offering and shelf registration process for ABS. SC and SBNA must comply with these rules, which impact all offerings of publicly registered ABS and all reports under the Exchange Act for outstanding publicly-registered ABS, and affect the Company's public securitization platform.

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

In March 2024, a preliminary injunction was granted to pause implementation of the new rule while the Federal District Court for the Northern District of Texas decides the merits of a lawsuit brought by the American Bankers Association against the regulatory agencies for exceeding their statutory authority in adopting the rule~~.~~ In March 2025, the federal banking regulatory agencies announced, in light of pending litigation, their intent to issue a proposal to rescind a final rule issued in October 2023 intended to modernize the CRA framework. The agencies stated they will continue to work together to promote a consistent regulatory approach to implement CRA.

SBNA remains committed to complying with the CRA and achieving the goal of supporting local communities and expanding economic opportunities for families and small businesses.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Three months ended March 31, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$18,386,969	$244,806	5.33%	$12,168,993	$217,053	7.13%	$27,753	$54,857	$(27,104)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	40,028,593	440,876	4.41%	47,513,633	637,711	5.37%	(196,835)	(92,198)	(104,637)
Federal funds sold and securities purchased under resale or similar agreements, netting	(29,320,312)			(37,076,262)
Federal funds sold and securities purchased under resale or similar agreements, net	10,708,281			10,437,371
AFS	7,167,080	93,370	5.21%	7,053,412	97,892	5.55%	(4,522)	1,614	(6,136)
HTM	9,860,746	59,735	2.42%	8,980,796	44,829	2.00%	14,906	4,742	10,164
Trading securities	14,230,070	167,175	4.70%	10,999,523	128,691	4.68%	38,484	37,934	550
Other investments	1,520,805	10,705	2.82%	1,324,375	12,691	3.83%	(1,986)	2,553	(4,539)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$61,873,951	$1,016,667	6.57%	$50,964,470	$1,138,867	8.94%	$(122,200)	$9,502	$(131,702)
LOANS (4):
C&I	8,447,881	97,336	4.61%	12,279,841	109,888	3.58%	(12,552)	(160,902)	148,350
CRE	8,858,568	147,731	6.67%	8,941,695	169,865	7.60%	(22,134)	(1,563)	(20,571)
Other commercial loans	8,126,840	105,204	5.18%	7,173,824	96,312	5.37%	8,892	12,120	(3,228)
Multifamily	9,764,880	109,130	4.47%	10,386,730	126,986	4.89%	(17,856)	(7,333)	(10,523)
Total commercial loans	35,198,169	459,401	5.22%	38,782,090	503,051	5.19%	(43,650)	(157,678)	114,028
Consumer loans:
Residential mortgages	5,361,910	54,722	4.08%	4,770,498	41,762	3.50%	12,960	5,547	7,413
Home equity loans and lines of credit	2,052,459	36,492	7.11%	2,391,357	47,229	7.90%	(10,737)	(6,295)	(4,442)
Total consumer loans secured by real estate	7,414,369	91,214	4.92%	7,161,855	88,991	4.97%	2,223	(748)	2,971
RICs and auto loans	44,771,190	1,515,174	13.54%	44,068,394	1,406,627	12.77%	108,547	22,708	85,839
Personal unsecured	1,698,138	53,869	12.69%	3,913,665	111,906	11.44%	(58,037)	(71,919)	13,882
Other consumer	32,683	575	7.04%	56,315	4,444	31.57%	(3,869)	(1,357)	(2,512)
Total consumer	53,916,380	1,660,832	12.32%	55,200,229	1,611,968	11.68%	48,864	(51,316)	100,180
Total loans	89,114,549	2,120,233	9.52%	93,982,319	2,115,019	9.00%	5,214	(208,994)	214,208
TOTAL EARNING ASSETS	150,988,500	3,136,900	8.31%	144,946,789	3,253,886	8.98%	(116,986)	(199,492)	82,506
Non-interest bearing assets (5)	22,726,598			24,114,745
TOTAL ASSETS	$173,715,098			$169,061,534
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,261,177	$39,491	1.29%	$12,086,681	$45,425	1.50%	$(5,934)	$682	$(6,616)
Savings	6,246,887	31,420	2.01%	4,253,400	2,438	0.23%	28,982	1,655	27,327
Money market	25,797,937	197,994	3.07%	25,481,449	203,631	3.20%	(5,637)	2,483	(8,120)
CDs	20,251,777	219,678	4.34%	19,939,334	247,426	4.96%	(27,748)	3,976	(31,724)
TOTAL INTEREST-BEARING DEPOSITS	64,557,778	488,583	3.03%	61,760,864	498,920	3.23%	(10,337)	8,796	(19,133)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	51,255,970	561,842	4.38%	56,519,516	763,840	5.41%	(201,998)	(66,356)	(135,642)
Federal funds purchased and securities sold under agreements to repurchase, netting	(29,320,312)			(37,076,262)
Federal funds purchased and securities sold under agreements to repurchase, net	21,935,658			19,443,254
Trading liabilities	3,506,166	39,649	4.52%	3,434,353	39,078	4.55%	571	834	(263)
FHLB advances	3,778,270	44,883	4.75%	4,961,019	62,438	5.03%	(17,555)	(14,232)	(3,323)
Other borrowings	40,090,085	543,919	5.43%	39,246,873	512,101	5.22%	31,818	11,076	20,742
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	69,310,179	1,190,293	6.87%	67,085,499	1,377,457	8.21%	(187,164)	(68,678)	(118,486)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	133,867,957	1,678,876	5.02%	128,846,363	1,876,377	5.83%	(197,501)	(59,882)	(137,619)
Non-interest-bearing liabilities (6)	21,631,901			23,065,692
TOTAL LIABILITIES	155,499,858			151,912,055
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,215,240			15,149,479
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$173,715,098			$169,061,534
NET INTEREST SPREAD (7)			3.29%			3.15%
NET INTEREST MARGIN (8)			3.86%			3.80%
NET INTEREST INCOME		$1,458,024			$1,377,509

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
.

NET INTEREST INCOME

Net interest income increased $80.5 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The most significant factors contributing to this change were as follows:

•Interest income on loans increased $5.2 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to a decrease in average loan volume of $209.0 million and a increase in average rates of $214.2 million.
•Interest income on interest-earning deposits increased $27.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to an increase in average interest-bearing deposits volume of $54.9 million and a decrease in average rates of $27.1 million. This change is primarily driven by the changing interest rate environment.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements decreased $196.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to a decrease in average investment securities volume of $92.2 million and a decrease in average rates of $104.6 million.
•Interest income on investment securities increased $46.9 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to an increase in average investment securities volume of $46.8 million and an increase in average rates of $39.0 thousand. This change is primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts decreased $10.3 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to an increase in average interest-bearing deposits volume of $8.8 million and a decrease in average rates of $19.1 million. The increase in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds decreased $187.2 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change is attributable to a decrease in average Securities Financing Activities and borrowed funds volume of $68.7 million and a decrease in average rates of $118.5 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $425.9 million for the three months ended March 31, 2025, compared to a credit loss expense of $405.0 million for the corresponding period in 2024. The credit loss expense during the three months ended March 31, 2025 was mainly due to Charge-offs, net of recoveries in RICs and auto loans, partially offset by the decrease in ACL driven by seasonal improvement in the RICs and auto loans delinquencies and rating improvement in certain loans in the Commercial portfolio.

Credit loss expense on commercial loans increased $13.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024.

Credit loss expense on consumer loans decreased $3.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024.

The credit loss expense on unfunded credit losses for the three months ended March 31, 2025 increased $10.9 million compared to the corresponding period in 2024.

NON-INTEREST INCOME

	Three months ended March 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Consumer fees	$83,458	$54,486	$28,972	53.2%
Commercial fees	24,958	29,731	(4,773)	(16.1)%
Lease income	465,728	593,447	(127,719)	(21.5)%
Capital market revenue	95,729	115,970	(20,241)	(17.5)%
Miscellaneous income, net	167,934	78,931	89,003	112.8%
Securities gains, net	40,259	65,166	(24,907)	(38.2)%
Total non-interest income	$878,066	$937,731	$(59,665)	(6.4)%

Total non-interest income decreased $59.7 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. These changes were primarily comprised of:

•Consumer fees increased $29.0 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to an increase in consumer loan fees.
•Lease income decreased $127.7 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to fewer active leased vehicle units.
•Capital market revenue decreased $20.2 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to a decrease in investment banking income.
•Miscellaneous income, net increased $89.0 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, discussed further below.
•Securities gains, net decreased $24.9 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, primarily due to a decrease from trading securities gains.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Miscellaneous income

	Three months ended March 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Mortgage banking income and multifamily servicing fees, net	$17,302	$13,750	$3,552	25.8%
BOLI	15,295	18,194	(2,899)	(15.9)%
Net gain on sale of operating leases	(8,181)	22,759	(30,940)	(135.9)%
Asset and wealth management fees	85,098	80,603	4,495	5.6%
Gain/(loss) on sale of non-mortgage loans	1,904	(740)	2,644	357.3%
Other miscellaneous income / (loss), net	56,516	(55,635)	112,151	201.6%
Total miscellaneous income	$167,934	$78,931	$89,003	112.8%

Miscellaneous income increased $89.0 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change was primarily comprised of:

•A decrease in Net gain on sale of operating leases, led by a shift in lease portfolio performance.
•An increase in Other miscellaneous income / (loss), net, was primarily driven by an increase in gain on securitization transactions, higher management fee income, and favorable foreign exchange impacts related to sales.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months ended March 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Compensation and benefits	$564,157	$533,780	$30,377	5.7%
Occupancy and equipment expenses	185,280	157,550	27,730	17.6%
Technology, outside services, and marketing expense	204,381	184,310	20,071	10.9%
Loan expense	75,556	83,575	(8,019)	(9.6)%
Lease expense	355,400	461,521	(106,121)	(23.0)%
Other expenses	142,577	138,545	4,032	2.9%
Total general, administrative and other expenses	$1,527,351	$1,559,281	$(31,930)	(2.0)%

Total general, administrative and other expenses decreased $31.9 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This change was primarily comprised of:

•Lease expense decreased $106.1 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

An income tax provision of $16.9 million was recorded for the three months ended March 31, 2025 compared to an income tax provision of $7.8 million for the corresponding period in 2024. This resulted in an ETR of 4.4% for the three months ended March 31, 2025 compared to 2.2% for the corresponding period in 2024.

The ETR for the three months ended March 31, 2025, when compared to the same period in 2024, was directly impacted by (i) an increase in forecasted pre-tax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

The Company manages its business activities by it six reportable segments, Auto, CBB, C&I, CRE, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and includes additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective. Information reported in this Form 10-Q in respect of the CIB segment includes only information within the Company’s consolidated financial statements, and does not include information in respect of Santander’s New York branch, which is reported within Santander’s consolidated financial statements.

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended March 31,	2025			2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	$1,633,264	$717,061	$2,350,325	$1,547,911	$741,154	$2,289,065	$61,260	2.7%
Interest expense	682,265	359,141	$1,041,406	662,290	363,340	$1,025,630	$15,776	1.5%
Fees and other income	19,681	61,756	$81,437	(22,289)	61,348	$39,059	$42,378	108.5%
Lease income	465,728	—	$465,728	593,447	—	$593,447	$(127,719)	(21.5)%
Credit loss (benefit) / expense	396,434	37,745	$434,179	379,652	52,034	$431,686	$2,493	0.6%
Lease expense	355,246	—	$355,246	461,355	—	$461,355	$(106,109)	(23.0)%
General, administrative and other expenses	299,357	382,949	$682,306	348,023	351,915	$699,938	$(17,632)	(2.5)%
Income/(loss) before income taxes	385,371	(1,018)	$384,353	267,749	35,213	$302,962	$81,391	26.9%
Total assets	59,520,904	9,601,817	$69,122,721	61,259,798	11,747,388	$73,007,186	$(3,884,465)	(5.3)%

The Company reported total income before income taxes related to its Consumer activities of $384.4 million for the three months ended March 31, 2025 compared to income before income taxes of $303.0 million for the corresponding period in 2024. The most significant drivers of this change were:

•Fees and other income increased $42.4 million for the three months ended March 31, 2025 compared to the corresponding period of 2024, primarily due to losses on the securitization of certain loan portfolios in 2024.
•Lease income decreased $127.7 million for the three months ended March 31, 2025 compared to the corresponding period of 2024, driven by lower average Auto lease balances.
•Lease expense decreased $106.1 million for the three months ended March 31, 2025 compared to the corresponding period of 2024, driven by lower average Auto lease balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Activities

Commercial activities consist of the Company's C&I reportable segment and CRE reportable segment.

Three months ended March 31,	2025			2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$226,886	$352,728	$579,614	$244,771	$383,886	$628,657	$(49,043)	(7.8)%
Interest expense	138,259	237,286	$375,545	160,400	257,664	$418,064	$(42,519)	(10.2)%
Fees and other income	17,613	19,683	$37,296	14,070	8,953	$23,023	$14,273	62.0%
Credit loss (benefit) / expense	(6,018)	3,595	$(2,423)	(21,395)	8,737	$(12,658)	$10,235	80.9%
General, administrative and other expenses	47,272	35,963	$83,235	46,697	33,393	$80,090	$3,145	3.9%
Income/(loss) before income taxes	64,986	95,567	$160,553	73,139	93,045	$166,184	$(5,631)	(3.4)%
Total assets	3,764,261	23,251,141	$27,015,402	4,251,979	23,674,357	$27,926,336	$(910,934)	(3.3)%

The Company reported total income before income taxes related to its Commercial activities of $160.6 million for the three months ended March 31, 2025 compared to income before income taxes of $166.2 million for the corresponding period in 2024. The most significant drivers of this change were:

•Fees and other income increased $14.3 million for the three months ended March 31, 2025 compared to the corresponding period of 2024, driven by servicing fees associated with the aforementioned Structured LLC.
•Credit loss expense increased $10.2 million for the three months ended March 31, 2025 compared to the corresponding period of 2024. This was primarily driven by lower ACL builds as a result of rating upgrades.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended March 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$712,628	$910,295	$(197,667)	(21.7)%
Interest expense	660,966	883,384	(222,418)	(25.2)%
Fees and other income	192,103	164,850	27,253	16.5%
Credit loss (benefit) / expense	(5,314)	(12,743)	7,429	58.3%
Lease expense	154	166	(12)	(7.2)%
General, administrative and other expenses	204,220	193,418	10,802	5.6%
Income/(loss) before income taxes	44,705	10,920	33,785	309.4%
Total assets	30,408,731	26,842,241	3,566,490	13.3%

CIB reported income before income taxes of $44.7 million for the three months ended March 31, 2025 compared to an income before income taxes of $10.9 million for the corresponding period of 2024. Factors contributing to this change were:

•Fees and other income increased $27.3 million for the three months ended March 31, 2025 compared to the corresponding period in 2024. This increase was due to favorable capital markets activity.
•General, administrative and other expenses increased $10.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, driven by investment in that business.

Wealth Management

	Three months ended March 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$86,648	$95,897	$(9,249)	(9.6)%
Interest expense	37,055	35,213	1,842	5.2%
Fees and other income	94,493	83,732	10,761	12.9%
General, administrative and other expenses	70,293	66,870	3,423	5.1%
Income/(loss) before income taxes	73,793	77,546	(3,753)	(4.8)%
Total assets	7,506,939	7,322,916	184,023	2.5%

Wealth Management reported income before income taxes of $73.8 million for the three months ended March 31, 2025, compared to income before income taxes of $77.5 million for the corresponding period in 2024. The primary factors contributing to this change were:

•Fees and other income increased $10.8 million for the three months ended March 31, 2025 compared to the corresponding period in 2024, driven by higher securities transaction income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

	Three months ended March 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$(592,315)	$(670,028)	$77,713	11.6%
Interest expense	(436,096)	(485,914)	49,818	10.3%
Fees and other income	7,009	33,620	(26,611)	(79.2)%
Credit loss (benefit) / expense	(499)	(1,287)	788	61.2%
General, administrative and other expenses	131,897	57,444	74,453	129.6%
Income/(loss) before income taxes	(280,608)	(206,651)	(73,957)	(35.8)%
Total assets	38,146,334	30,667,061	7,479,273	24.4%

The Other category reported a loss before income taxes of $280.6 million for the three months ended March 31, 2025, compared to a loss before income taxes of $206.7 million for the corresponding period in 2024. The primary factors contributing to this change were:

•Fees and other income decreased $26.6 million for the three months ended March 31, 2025 compared to the corresponding period of 2024. This decrease was mainly driven by gains on hedge positions.
•General, administrative and other expenses increased $74.5 million for the three months ended March 31, 2025 compared to the corresponding period of 2024. This increase was primarily a result of strategic investment and restructuring charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2025		December 31, 2024		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,859,231	10.2%	$8,624,800	9.9%	$234,431	2.7%
C&I	8,078,515	9.3%	8,386,344	9.6%	(307,829)	(3.7)%
Multifamily	9,805,126	11.3%	9,840,692	11.3%	(35,566)	(0.4)%
Other commercial	7,643,844	8.8%	7,608,933	8.7%	34,911	0.5%
Total commercial loans (1)	34,386,716	39.6%	34,460,769	39.5%	(74,053)	(0.2)%
Consumer loans secured by real estate:
Residential mortgages	4,338,754	5.0%	4,415,747	5.1%	(76,993)	(1.7)%
Home equity loans and lines of credit	2,009,071	2.3%	2,091,365	2.4%	(82,294)	(3.9)%
Total consumer loans secured by real estate	6,347,825	7.3%	6,507,112	7.5%	(159,287)	(2.4)%
Consumer loans not secured by real estate:
RICs and auto loans	44,628,328	51.1%	44,585,718	50.9%	42,610	0.1%
Personal unsecured loans	1,671,122	1.9%	1,715,727	2.0%	(44,605)	(2.6)%
Other consumer	30,304	0.1%	35,173	0.1%	(4,869)	(13.8)%
Total consumer loans	52,677,579	60.4%	52,843,730	60.5%	(166,151)	(0.3)%
Total LHFI	$87,064,295	100.0%	$87,304,499	100.0%	$(240,204)	(0.3)%
Total LHFI with:
Fixed	$61,767,842	70.9%	$62,085,179	71.1%	$(317,337)	(0.5)%
Variable	25,296,453	29.1%	25,219,320	28.9%	77,133	0.3%
Total LHFI	$87,064,295	100.0%	$87,304,499	100.0%	$(240,204)	(0.3)%
(1) As of March 31, 2025, the Company had $398.2 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans by Maturity and Interest Rate Sensitivity

	At March 31, 2025, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$90,223	$232,075	$63,258	$132,725	$518,281
C&I	75,615	646,629	302,392	15,692	1,040,328
Multifamily loans	664,039	4,575,336	1,743,926	—	6,983,301
Other commercial	581,429	1,793,315	1,143,738	—	3,518,482
Total Commercial	$1,411,306	$7,247,355	$3,253,314	$148,417	$12,060,392
Residential mortgages	1,284	31,215	576,652	4,274,653	4,883,804
Home equity loans and lines of credit	16,149	10,602	37,478	26,498	90,727
RICs and auto loans	618,192	25,350,554	18,659,581	1	44,628,328
Personal unsecured loans	17,150	973,218	289,054	—	1,279,422
Other consumer	1,067	22,416	2,946	3,875	30,304
Total Fixed Rates	$2,065,148	$33,635,360	$22,819,025	$4,453,444	$62,972,977
Variable Rates:
CRE loans	$3,491,491	$4,574,724	$365,544	$90,780	$8,522,539
C&I	865,248	5,889,657	428,221	24,970	7,208,096
Multifamily loans	1,197,716	1,364,675	269,281	1,119	2,832,791
Other commercial	3,887,638	237,724	—	—	4,125,362
Total Commercial	$9,442,093	$12,066,780	$1,063,046	$116,869	$22,688,788
Residential mortgages	219	3,093	95,011	435,009	533,332
Home equity loans and lines of credit	225	1,314	420,074	1,496,731	1,918,344
Personal unsecured loans	4,745	167,927	217,901	1,127	391,700
Other consumer	—	—	—	—	—
Total Variable Rates	$9,447,282	$12,239,114	$1,796,032	$2,049,736	$25,532,164
Total	$11,512,430	$45,874,474	$24,615,057	$6,503,180	$88,505,141

Commercial

Commercial loans decreased approximately $74.1 million, or 0.2%, from December 31, 2024 to March 31, 2025. This decrease was primarily attributable to a decrease in C&I loans of $307.8 million, a decrease in Multifamily loans of $35.6 million, and an increase in CRE loans of $234.4 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $159.3 million from December 31, 2024 to March 31, 2025. The Company ceased origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $42.6 million from December 31, 2024 to March 31, 2025. This increase represents new origination activity, offset by collections. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2025, 59.8% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.4% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $49.5 million from December 31, 2024 to March 31, 2025. This decrease was primarily attributable to run-off in the portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2025, the CRE and multifamily portfolios included the following:

	As of March 31, 2025
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,859,231	47.5%
Multifamily loans (1)	9,805,126	52.5%
Total CRE and multifamily loans	$18,664,357	100.0%
CRE loans by type
Multifamily construction	$3,961,602	21.2%
Office	1,606,432	8.6%
Retail	1,043,024	5.6%
Industrial	1,265,942	6.8%
Other	982,231	5.3%
Total	$8,859,231
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 74% of the total CRE and multifamily portfolio and 15.8% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 8.6% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 5.6% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was;

	As of March 31, 2025
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,418,455	29.0%
New Jersey	2,250,178	12.1%
Massachusetts	1,561,351	8.4%
Florida	1,557,142	8.3%
All other states	7,877,231	42.2%
Total	$18,664,357	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2025	December 31, 2024	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$340,059	$243,761	$96,298	39.5%
C&I	118,876	132,146	(13,270)	(10.0)%
Multifamily	304,663	226,448	78,215	34.5%
Other commercial	3,662	8,037	(4,375)	(54.4)%
Total commercial loans	767,260	610,392	156,868	25.7%

Consumer loans secured by real estate:
Residential mortgages	50,091	52,170	(2,079)	(4.0)%
Home equity loans and lines of credit	69,063	70,414	(1,351)	(1.9)%
Consumer loans not secured by real estate:
RICs and auto loans	1,971,435	2,241,575	(270,140)	(12.1)%
Personal unsecured loans	283	486	(203)	(41.8)%
Other consumer	11,265	15,198	(3,933)	(25.9)%
Total consumer loans	2,102,137	2,379,843	(277,706)	(11.7)%
Total non-accrual loans	2,869,397	2,990,235	(120,838)	(4.0)%

OREO	54,396	54,121	275	0.5%
Repossessed vehicles	254,157	249,209	4,948	2.0%
Foreclosed and other repossessed assets	1,452	25,182	(23,730)	(94.2)%
Total OREO and other repossessed assets	310,005	328,512	(18,507)	(5.6)%
Total non-performing assets	$3,179,402	$3,318,747	$(139,345)	(4.2)%

Past due 90 days or more as to interest or principal and accruing interest	$8,657	$8,796	$(139)	(1.6)%
Non-performing assets as a percentage of total assets	1.8%	2.0%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
ACL to total loan outstanding	7.3%	7.5%	7.4%
ACL	$6,489,199	$6,609,955	$6,799,350
Total loans outstanding	88,505,141	88,638,452	92,276,139
NPL to total loans outstanding	3.2%	3.4%	2.7%
NPL	$2,869,397	$2,990,235	$2,521,218
Total loans outstanding	88,505,141	88,638,452	92,276,139
ACL to NPL	226.2%	221.1%	269.7%
ACL	$6,489,199	$6,609,955	$6,799,350
NPL	2,869,397	2,990,235	2,521,218
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.1%	0.03%
NCOs / (recoveries) during the period	$36,175	$46,530	$10,986
Average amount outstanding	35,198,169	37,540,690	38,782,090
Consumer	0.9%	4.1%	1.06%
NCOs / (recoveries) during the period	$510,465	$2,273,449	$587,477
Average amount outstanding	53,916,380	54,808,673	55,200,229

Commercial NCOs during the period to average loans increased from March 31, 2024 to March 31, 2025. The increase in NCOs was primarily in CRE loans. Consumer NCOs during the period to average loans decreased from March 31, 2024 to March 31, 2025. This decrease was primarily in the Personal Unsecured Portfolio and due to current year activity in RICs reflecting normalization in credit performance.

Commercial

Commercial NPLs increased $156.9 million from December 31, 2024 to March 31, 2025. Commercial NPLs accounted for 2.2% of commercial LHFI at March 31, 2025. The change in commercial NPLs was primarily comprised of an increase of $78.2 million in the Multifamily portfolio, an increase of $96.3 million in the CRE portfolio, partially offset by a decrease of $13.3 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $58.6 million, or 49.2%, of non-performing consumer loans secured by real estate at March 31, 2025, compared to $55.4 million, or 45.2%, at December 31, 2024.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $270.1 million from December 31, 2024 to March 31, 2025. Non-performing RICs and auto loans accounted for 4.4% and 5.0% of total RICs and auto loans at March 31, 2025 and December 31, 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $0.2 million from December 31, 2024 to March 31, 2025. Non-performing personal unsecured loans accounted for 0.02% and 0.03% of total personal unsecured loans at March 31, 2025 and December 31, 2024, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $331.0 million and $178.2 million at March 31, 2025 and December 31, 2024, respectively. Early stage delinquency consumer loans amounted to $5.0 billion and $5.5 billion at March 31, 2025 and December 31, 2024, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $539.6 million from December 31, 2024 to March 31, 2025. The main driver of this is the decrease in past due auto loans due to seasonal improvement in payment performance.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the three months ended March 31, 2025, the Company provided loan modifications to customers with an amortized cost basis at March 31, 2025 of $760.6 million, compared to $382.4 million for the corresponding period in 2024. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the three months ended March 31, 2025 compared to the corresponding period in 2024 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

ACL

The Company's ACL was $6.5 billion at March 31, 2025, a decrease of $120.8 million from December 31, 2024. The decrease in the ACL was primarily driven by seasonal improvement in RICs and auto loans delinquencies and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $80.8 million and the ACL for the commercial segment decreased $39.9 million for the period ended March 31, 2025 compared to the period ended December 31, 2024. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $47.9 million at December 31, 2024 to $55.3 million at March 31, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	March 31, 2025	December 31, 2024
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,438,106	$3,358,438
FNMA and FHLMC securities	1,812,217	1,827,163
Beneficial interest in Structured LLC	1,153,676	1,198,985
Other securities (1)	837,685	748,046
Total investment securities AFS	7,241,684	7,132,632
Investment securities HTM:
U.S. Treasury securities, government agencies, and other securities (1)	8,266,368	8,361,402
FNMA and FHLMC securities	1,545,067	1,552,886
Total investment securities HTM	9,811,435	9,914,288
Trading securities	14,437,393	10,322,823
Other investments	1,487,289	1,549,634
Total investment portfolio	$32,977,801	$28,919,377
(1) Other securities primarily include ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	March 31, 2025	December 31, 2024	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$412,466	$304,440	$108,026	35.5%
Corporate debt securities	13	13	—	—%
ABS	837,672	748,033	89,639	12.0%
Beneficial interest in Structured LLC	1,153,676	1,198,985	(45,309)	(3.8)%
MBS(1):
GNMA - Residential	2,538,436	2,565,297	(26,861)	(1.0)%
GNMA - Commercial	487,204	488,701	(1,497)	(0.3)%
FHLMC and FNMA - Residential	1,730,031	1,741,256	(11,225)	(0.6)%
FHLMC and FNMA - Commercial	82,186	85,907	(3,721)	(4.3)%
Total investments in debt securities AFS	$7,241,684	$7,132,632	$109,052	1.5%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the unrealized gain / (loss) position of the AFS investment portfolio.

(in thousands)	March 31, 2025	December 31, 2024	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(749,523)	$(801,722)	$52,199	(6.5)%
Total unrealized gain	58,531	100,737	(42,206)	(41.9)%
Total unrealized gain/(loss) position	$(690,992)	$(700,985)	$9,993	(1.4)%

The change in unrealized gains is primarily related to the beneficial interest in the Structured LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2025 was approximately 7.06 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at March 31, 2025 was approximately 4.17 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 397 investment securities classified as HTM as of March 31, 2025. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2025:

	March 31, 2025
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,652,316	$1,456,870
FHLMC	2,051,579	1,795,024
GNMA (1)	11,082,233	9,246,598
Total	$14,786,128	$12,498,492
(1) Includes U.S. government agency MBS.

GOODWILL

At March 31, 2025, goodwill totaled $2.8 billion and represented 1.6% of total assets and 17.2% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2025, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $421.4 million at March 31, 2025 (consisting of a federal deferred tax asset balance of $263.7 million and a state deferred tax asset balance of $157.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

DEPOSITS

The Company reported deposits of $79.4 billion and $78.1 billion at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, SBNA had $80.7 billion of U.S.-based deposits, including $6.7 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $29.5 billion and $27.9 billion at March 31, 2025 and December 31, 2024, respectively, and represented approximately 37% and 36% of all U.S. deposits at March 31, 2025 and December 31, 2024, respectively.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following shows the Company's deposits by business as of March 31, 2025:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$43,496,029	$10,340,087	$2,280,349	$2,949,320	$6,092,182	$65,157,967
Non-interest-bearing demand deposits	8,532,730	3,149,179	94,908	2,427,246	14,608	14,218,671
Total deposits (1)	$52,028,759	$13,489,266	$2,375,257	$5,376,566	$6,106,790	$79,376,638
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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2025 and 2024, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2025 and 2024, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at March 31, 2025:

	SHUSA

	March 31, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.48%	6.50%	4.50%
Tier 1 capital ratio	14.29%	8.00%	6.00%
Total capital ratio	16.42%	10.00%	8.00%
Leverage ratio	9.18%	5.00%	4.00%

	SBNA

	March 31, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	17.88%	6.50%	4.50%
Tier 1 capital ratio	17.88%	8.00%	6.00%
Total capital ratio	19.14%	10.00%	8.00%
Leverage ratio	11.71%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2024, the Company had $5.5 billion of notional in fair value hedges which decreased to $5.4 billion at March 31, 2025. Refer to Note 12 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the three months ended March 31, 2025, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on SC's SDART platform for approximately $4.1 billion
•lease securitizations on SBNA's SBALT platform for approximately $860.4 million

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At March 31, 2025, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	March 31, 2025			December 31, 2024
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$18,888,548			$15,783,871
Liquidity from released government deposit collateral (1)	2,399,755	—	2,399,755	2,506,235	—	2,506,235
Liquidity from unencumbered securities	2,673,999	—	2,673,999	2,476,164	—	2,476,164
FHLB	15,779,924	3,202,605	12,577,319	15,980,755	4,729,407	11,251,348
FRB:
Discount window	12,164,630	—	12,164,630	12,413,942	—	12,413,942
Total available liquidity			$48,704,251			$44,431,560
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At March 31, 2025, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $31.9 billion. This amount represented 40.2% of total deposits at March 31, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash, cash equivalents, and restricted cash

	Three months ended March 31,		YTD Change
(in thousands)	2025	2024	Increase/(Decrease)
Net cash flows from operating activities	$(1,791,890)	$(187,252)	$(1,604,638)
Net cash flows from investing activities	(761,468)	1,078,787	(1,840,255)
Net cash flows from financing activities	5,522,339	219,396	5,302,943

Cash flows from operating activities

Net cash flow from operating activities decreased by $1.6 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily due to the change in net trading activity, offset by an increase in proceeds from the sales of and collections on LHFS during the three months ended March 31, 2025.

Cash flows from investing activities

Net cash flow from investing activities decreased by $1.8 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily driven by the net change in Securities Financing Activities and a decrease in proceeds from sales of LHFI, offset by a decrease in purchases and originations of operating leases.

Cash flows from financing activities

Net cash flow from financing activities increased by $5.3 billion from the three months ended March 31, 2024 to the three months ended March 31, 2025, primarily driven by net change in borrowings activity and the net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $2.2 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of March 31, 2025, there was an outstanding balance of $760.9 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $5.1 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of March 31, 2025, there was an outstanding balance of $2.4 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of March 31, 2025, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $22.0 billion.

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

At March 31, 2025, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of March 31, 2025, the Company had total contractual cash obligations of $92.2 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations are reliable and stable and include retail, commercial and brokered deposits of $79.4 billion, secured and other financing of $30.0 billion, short-term repurchase agreements of $19.6 billion and long-term unsecured debt of $15.0 billion, as well as cash flows from continuing operations. Additionally, on March 31, 2025, the Company has $48.7 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $25.1 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $8.8 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of March 31, 2025, the Company had 530,391,043 shares of common stock outstanding.

During the three months ended March 31, 2025, the Company paid dividends of zero on its common stock and declared $44.2 million of dividends on its preferred stock that were paid in the second quarter of 2025.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense, to estimate the Company's net interest income sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These various scenarios include parallel, non-parallel, gradual parallel and gradual non-parallel rate shocks applied relative to the implied market-based forward curve, as well as other scenarios that are consistent with quantifying the four measures of risk described above. The shocks below are extended using the parallel scenario and are applied instantaneously to the implied forward curve as of the stated month-end. The 200 basis point-down shock has been added as market rates have increased. This set of shocks represents a range of plausible rate shocks, as an instantaneous shock 200 basis points down can be analogous to a gradual ramp-down of 400 basis points over one year. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within SHUSA Board of Directors-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2025 and December 31, 2024:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2025	December 31, 2024
Down 200 basis points	(4.90)%	(4.53)%
Down 100 basis points	(2.33)%	(2.12)%
Up 100 basis points	2.09%	1.89%
Up 200 basis points	4.13%	3.71%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2025 and December 31, 2024.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2025	December 31, 2024
Down 200 basis points	0.35%	3.02%
Down 100 basis points	1.95%	2.93%
Up 100 basis points	(3.61)%	(4.22)%
Up 200 basis points	(7.85)%	(8.88)%

As of March 31, 2025, the Company’s profile reflected an increase of MVE of 1.95% for downward parallel interest rate shocks of 100 basis points and a decrease of 3.61% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). NMD sensitivity increased as rates declined and duration extended, driven by growth in OpenBank deposits. This decreased overall MVE sensitivity as it offset more sensitivity on the asset side.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the Evaluation Date, management of the Company, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a- 15(e) and 15d- 15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 16 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations, and cash flow that are set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024. In addition to the risk factors disclosed in our Form 10-K, we are subject to risks related to recent executive orders, discussed further below.

Recent Executive Orders Related to Tariffs May Result in Increased Risks to our Businesses

Several actions related to international trade have taken place in recent months, including reciprocal tariffs among global trade partners. The announcements of these new tariffs as well as exemptions and temporary postponements of certain tariffs, and retaliative tariffs and similar measures announced by some foreign countries, have led to significant volatility in U.S. and global financial markets and concerns related to the possibility of recessionary conditions. If there is an economic downturn or continued significant disruption in financial markets, we may experience increased likelihood of risks to our businesses, including reduced demand for our products and services, reduced capability of our borrowers to timely or fully comply with their existing obligations, adverse effects on the value and liquidity of investment securities we hold or issue, and greater uncertainty related to financial estimates we use in our businesses.

Some observers have suggested that tariffs could lead to significantly increased prices for goods and services in the U.S. Any such increased prices could increase our operating costs, decrease the purchasing power of customers leading to a greater potential for delinquencies in our credit portfolios and reduced demand for our products and services, and reduce our overall economic growth.

Our auto lending business is a significant source of our lending and funding. We may experience reduced demand for auto lending products and services in the event that tariffs have negative effects on the auto industry and the U.S. economy in general, including reduced auto sales as a result of, among other things, fewer vehicles being manufactured due to supply chain disruptions and higher manufacturing costs, reduced consumer demand for vehicles due to increased manufacturing costs and corresponding higher prices, and a decrease in automobile sales and loan volumes due to the closure and overall reduction in dealerships operating in the U.S. as a result of an economic downturn.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds nine blocked accounts for six customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the three months ended March 31, 2025 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the three months ended March 31, 2025.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the three months ended March 31, 2025 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the three months ended March 31, 2025 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 1, 2025	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 1, 2025	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President