Form 10-Q
period 2025-06-30
Santander Holdings USA, Inc.
filed 2025-07-30
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025

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
Number of shares of common stock outstanding at July 30, 2025: 530,391,043 shares

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
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2024.

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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: June 30, 2025
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
Broker-Dealers: SanCap and SSLLC	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
C&I: Commercial and Industrial Banking	Federal Reserve: Board of Governors of the Federal Reserve System
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FHLB: Federal Home Loan Bank
CBB: Consumer and Business Banking	FHLMC: Federal Home Loan Mortgage Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FICO®: Fair Isaac Corporation credit scoring model
CD: Certificate of deposit	FNMA: Federal National Mortgage Association
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FOMC: Federal Open Market Committee
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CET1: Common equity Tier 1	FTP: Funds transfer pricing
CEVF: Commercial equipment vehicle financing	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
CFO: Chief Financial Officer	GDP: Gross domestic product
CFTC: Commodity Futures Trading Commission	GNMA: Government National Mortgage Association
CIB: Corporate and Investment Banking	GSIB: Globally systemically important bank
CID: Civil investigative demand	HFI: Held-for-investment
CLTV: Combined loan-to-value	HFS: Held-for-sale
CME: Chicago Mercantile Exchange	HPI: Housing Price Index
Company: Santander Holdings USA, Inc.	HTM: Held-to-maturity
Covered Fund: a hedge fund or a private equity fund	IBOR: Inter-bank offered rate
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	IDI: Insured depository institution
CPR: Constant prepayment rate	IHC: U.S. intermediate holding company
CRA: Community Reinvestment Act	IRS: Internal Revenue Service
CRE: Commercial Real Estate	ISDA: International Swaps and Derivatives Association, Inc.
DCF: Discounted cash flow	IT: Information technology
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LBO: Large banking organizations with assets of $100 billion or more
DIF: Deposit Insurance Fund	LCR: Liquidity coverage ratio
DOJ: Department of Justice	LGD: Loss given default
DPD: Days past due	LHFI: Loans held for investment
DRIVE: Drive Auto Receivables Trust, a securitization platform	LHFS: Loans held for sale
DTI: Debt-to-income	LIBOR: London Interbank Offered Rate
EAD: Exposure at default	LIHTC: Low income housing tax credit
LTD: Long-term debt
LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBAT: SBNA Auto Receivable Trust
MMNA: Mitsubishi Motors North America, Inc.	SBNA or the Bank: Santander Bank, National Association
Moody’s: Moody's Investors Service, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MPLFA: Master private-label financing agreement with Stellantis	SCARF: Santander Consumer Auto Receivables Funding
MSR: Mortgage servicing right	SCART: Santander Consumer Auto Receivables Trust
MVE: Market value of equity	SCB: Stress capital buffer
NCI: Non-controlling interest	SCF: Statement of cash flows
NCO: Net charge-off	SDART: Santander Drive Auto Receivables Trust
NFA: National Futures Association	SDGT: Specially Designated Global Terrorist
NMDs: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NOI: Net operating income	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NPL: Non-performing loan	SHUSA: Santander Holdings USA, Inc.
NPR: Notice of proposed rule-making	SOFR: Secured overnight financing rate
OBBBA - One Big Beautiful Bill Act	SPAIN: Santander Private Auto Issuing Note
OCC: Office of the Comptroller of the Currency	SPE: Special purpose entity
OCI: Other comprehensive income	SSLLC: Santander Securities LLC
OECD: Organization for Economic Cooperation and Development	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
OEM: Original equipment manufacturer	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OIS: Overnight indexed swap	TDR: Troubled debt restructuring
OREO: Other real estate owned	TLAC: Total loss-absorbing capacity
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	TLAC Rule: The Federal Reserve's TLAC rule
PD: Probability of default	Trusts: Securitization trusts
Related Party Acquirer: Santander subsidiary that acquired Services and Promotions Delaware Corp.	UPB: Unpaid principal balance
RIC: Retail installment contract	VIE: Variable interest entity
ROU: Right-of-use	VOE: Voting interest entity
RV: Recreational vehicle	YTD: Year-to-date
RWA: Risk-weighted asset
S&P: Standard & Poor's
SanCap: Santander US Capital Markets LLC
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$21,154,208	$18,546,918
Federal funds sold and securities purchased under resale agreements or similar arrangements	7,941,153	8,132,230
Investment securities:
AFS at fair value (amortized cost of $8,022,446 and $7,833,617 as of June 30, 2025 and December 31, 2024, respectively)	7,286,420	7,132,632
Trading securities	16,210,528	10,322,823
HTM (fair value of $9,482,942 and $8,306,417 as of June 30, 2025 and December 31, 2024, respectively)	10,934,861	9,914,288
Other investments	1,481,659	1,549,634
LHFI (1)	84,974,144	87,304,499
ALLL	(6,356,700)	(6,562,012)
Net LHFI(5)	78,617,444	80,742,487
LHFS (2)	1,655,909	1,333,953
Premises and equipment, net (3)	980,441	986,953
Operating lease assets, net (5)(6)	10,384,009	11,667,951
Goodwill	2,766,665	2,766,665
Intangible assets, net	231,147	248,920
BOLI	2,037,771	2,013,692
Restricted cash (5)	5,677,842	5,029,088
Other assets (4) (5)	4,758,528	4,860,516
TOTAL ASSETS	$172,118,585	$165,248,750
LIABILITIES
Accounts payables and accrued expenses	$6,139,842	$5,244,272
Deposits and other customer accounts (includes $596,555 and zero of deposits held for sale as of June 30, 2025 and December 31, 2024, respectively)	80,285,289	78,114,605
Federal funds purchased and securities loaned or sold under repurchase agreements	20,528,482	16,302,948
Trading liabilities	3,024,953	2,460,613
Borrowings and other debt obligations (5)	42,131,088	44,010,910
Advance payments by borrowers for taxes and insurance	188,508	150,777
Other liabilities (5)	1,332,171	1,289,098
TOTAL LIABILITIES	153,630,333	147,573,223
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2025 and December 31, 2024, respectively)	17,314,362	17,335,889
Accumulated other comprehensive loss, net of tax	(658,716)	(717,700)
Accumulated Deficit	(167,394)	(942,662)
TOTAL STOCKHOLDER'S EQUITY	16,488,252	15,675,527
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$172,118,585	$165,248,750
(1) Includes $6.9 million and $9.0 million of loans recorded at fair value at June 30, 2025 and December 31, 2024, respectively.
(2) Includes $1.5 billion and $1.3 billion of loans recorded at the FVO at June 30, 2025 and December 31, 2024, respectively.
(3) Net of accumulated depreciation of $2.6 billion and $2.5 billion at June 30, 2025 and December 31, 2024, respectively.
(4) Includes MSRs of $81.8 million and $91.0 million at June 30, 2025 and December 31, 2024, respectively, for which the Company has elected the FVO.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2025 and December 31, 2024, net LHFI included $24.3 billion and $24.6 billion, Operating leases assets, net included $10.4 billion and $11.7 billion, restricted cash included $737.9 million and $706.6 million, Other assets included $636.5 million and $693.1 million, Borrowings and other debt obligations included $26.3 billion and $26.2 billion, and Other liabilities included $65.8 million and $99.6 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $3.1 billion at June 30, 2025 and December 31, 2024, respectively.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
INTEREST INCOME:
Loans	$2,096,464	$2,162,249	$4,216,697	$4,277,267
Interest-earning deposits	269,676	209,085	514,482	426,138
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	458,092	844,136	898,967	1,481,848
Investment securities:
AFS	97,768	96,780	191,138	194,672
HTM	59,259	45,965	118,993	90,793
Trading securities	189,745	134,579	356,920	263,271
Other investments	11,148	12,241	21,853	24,932
TOTAL INTEREST INCOME	3,182,152	3,505,035	6,319,050	6,758,921
INTEREST EXPENSE:
Deposits and other customer accounts	488,721	519,017	977,303	1,017,937
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	589,783	965,341	1,151,625	1,729,182
Interest expense on trading liabilities	33,552	44,756	73,201	83,835
Borrowings and other debt obligations	588,675	572,697	1,177,476	1,147,236
TOTAL INTEREST EXPENSE	1,700,731	2,101,811	3,379,605	3,978,190
NET INTEREST INCOME	1,481,421	1,403,224	2,939,445	2,780,731
Credit loss expense	372,867	481,232	798,810	886,229
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,108,554	921,992	2,140,635	1,894,502
NON-INTEREST INCOME:
Consumer and commercial fees	127,382	95,862	235,798	180,079
Capital markets and foreign exchange income	132,982	98,303	228,711	214,274
Lease income	418,981	559,284	884,709	1,152,730
Miscellaneous income, net (1)	169,741	178,359	337,675	257,290
TOTAL FEES AND OTHER INCOME	849,086	931,808	1,686,893	1,804,373
Securities gains, net	21,663	64,021	61,922	129,187
TOTAL NON-INTEREST INCOME	870,749	995,829	1,748,815	1,933,560
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	508,991	533,723	1,073,147	1,067,503
Occupancy and equipment expenses	172,371	159,279	357,651	316,829
Technology, outside service, and marketing expense	213,022	194,589	417,402	378,899
Loan expense	85,854	83,960	161,410	167,535
Lease expense	339,620	429,915	695,019	891,437
Other expenses	123,740	151,562	266,319	290,105
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,443,598	1,553,028	2,970,948	3,112,308
INCOME BEFORE INCOME TAX	535,705	364,793	918,502	715,754
Income tax provision / (benefit)	37,961	(49,821)	54,884	(42,067)
NET INCOME	$497,744	$414,614	$863,618	$757,821

(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
NET INCOME	$497,744	$414,614	$863,618	$757,821
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	26,734	51,773	69,370	103,072
Net unrealized gains/(losses) on investment in debt securities, net of tax	(27,477)	39,228	(25,452)	50,867
Pension and post-retirement actuarial gains/(losses), net of tax	(39)	473	15,066	656
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	(782)	91,474	58,984	154,595
COMPREHENSIVE INCOME	$496,962	$506,088	$922,602	$912,416

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2025	530,391	$17,335,889	$(657,934)	$(620,963)	$16,056,992	$2,000,000
Comprehensive (loss) / income	—	—	(782)	497,744	496,962	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Stock compensation	—	(21,527)	—	—	(21,527)	—
Balance, June 30, 2025	530,391	$17,314,362	$(658,716)	$(167,394)	$16,488,252	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2024	530,391	$17,284,611	$(1,002,447)	$(419,329)	$15,862,835	$2,000,000
Comprehensive income	—	—	91,474	414,614	506,088	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, June 30, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	58,984	863,618	922,602	—
Dividends paid on preferred stock	—	—	—	(88,350)	(88,350)	—
Stock compensation	—	(21,527)	—	—	(21,527)	—
Balance, June 30, 2025	530,391	$17,314,362	$(658,716)	$(167,394)	$16,488,252	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	154,595	757,821	912,416	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(88,577)	(88,577)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, June 30, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$863,618	$757,821
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	798,810	886,229
Deferred tax benefit	(171,482)	(198,979)
Depreciation, amortization and accretion	1,292,366	1,316,199
Net gain on sale or disposal of loans, investment securities, and other assets	(78,888)	(87,430)
Originations and purchases of LHFS	(3,376,731)	(1,344,351)
Proceeds from sales of and collections on LHFS	2,751,581	982,651
Net change in:
Trading securities and trading liabilities, net	(5,276,569)	(2,500,503)
Other assets and BOLI	108,747	(534,097)
Other liabilities	1,148,628	(291,732)
Other operating activities, net	(3,370)	(7,347)
NET CASH USED IN OPERATING ACTIVITIES	(1,943,290)	(1,021,539)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	300,354	—
Proceeds from prepayments and maturities of AFS investment securities	367,895	348,136
Purchases of AFS investment securities	(812,884)	(285,372)
Proceeds from prepayments and maturities of HTM investment securities	453,409	252,866
Purchases of HTM investment securities	(319,623)	(386,291)
Proceeds from sales and maturities of equity method and other investments	94,102	273,410
Purchases of and contributions to equity method and other investments	(292,020)	(325,921)
Net change in federal funds sold and securities purchased under resale agreements	191,077	(580,556)
Proceeds from sales of LHFI	199,303	899,537
Purchases of LHFI	—	(112,334)
Net change in loans other than purchases and sales	19,163	(1,189,384)
Purchases and originations of operating leases	(1,612,134)	(3,174,893)
Proceeds from the sale and termination of operating leases	2,031,689	2,757,220
Purchases and sales of premises and equipment, net	(72,776)	(112,421)
Proceeds from sale of residual interest in VIE	96,449	—
Proceeds from the sale of subsidiary	—	71,018
Other investing activities, net	9,028	19,415
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	653,032	(1,545,570)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,170,684	(271,991)
Net change in short-term borrowings	(1,096,537)	(961,448)
Net proceeds from long-term borrowings	15,827,565	18,192,016
Repayments of long-term borrowings	(16,508,798)	(17,856,056)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	4,225,534	3,179,860
Dividends paid on common stock and preferred stock	(88,350)	(338,577)
Other financing activities, net	16,204	70,867
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,546,302	2,014,671

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,256,044	(552,438)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	23,576,006	18,668,129
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$26,832,050	$18,115,691

(1) The six months ended June 30, 2025 and 2024 include cash and cash equivalents balances of $21.2 billion and $12.8 billion, respectively, and restricted cash balances of $5.7 billion and $5.3 billion, respectively.

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

The Company specializes in banking and consumer finance. Its consumer financing is focused on vehicle finance, servicing of third-party vehicle financing, and delivering service to dealers and customers across the full credit spectrum. This includes indirect origination and servicing of vehicle loans and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers, origination of vehicle loans through a web-based direct lending program, purchases of vehicle loans from other lenders, and servicing of automobile and recreational and marine vehicle portfolios for other lenders. The Company sells consumer vehicle loans and leases through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer vehicle loans and leases.

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

On June 24, 2025, SBNA entered into an agreement with Community Bank, N.A., a subsidiary of Community Financial System, Inc., for the sale of seven branches located in the Allentown, Pennsylvania area. This transaction continues SBNA's transformation into a national, digital-first bank with branches. The transaction is expected to close in the fourth quarter of 2025, following receipt of regulatory approval, with the recognition of an immaterial gain on sale by SBNA. At June 30, 2025, SBNA disclosed approximately $0.6 billion of deposits as HFS, and reclassified approximately $30 million of retail and business loans to HFS.

Sale of Subsidiary

In May 2024, the Company sold its wholly-owned subsidiary Services and Promotions Delaware Corp. to an affiliate of Santander. Services and Promotions Delaware Corp. (through a wholly-owned subsidiary) owned and managed the corporate office building located at 1401 Brickell Avenue, Miami, Florida, which leased space to BSI and other tenants until the sale. The affiliate paid fair value of approximately $134.0 million. The Company recorded proceeds in excess of its carrying value (approximately $51.3 million, net of a tax effect of $7.9 million) to additional paid-in capital as a result of the transaction between entities under common control.

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

Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

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

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on June 30, 2025 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 9 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of June 30, 2025.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$509,692	$4,427	$(2)	$514,117	$304,292	$148	$—	$304,440
Corporate debt securities	13	—	—	13	13	—	—	13
ABS	943,095	867	(1,933)	942,029	749,608	505	(2,080)	748,033
Beneficial interest in Structured LLC (1)	1,088,307	29,571	—	1,117,878	1,099,000	99,985	—	1,198,985
MBS:
GNMA - Residential	2,769,592	11	(316,708)	2,452,895	2,905,020	17	(339,740)	2,565,297
GNMA - Commercial	632,973	3	(148,254)	484,722	643,010	3	(154,312)	488,701
FHLMC and FNMA - Residential	2,027,387	143	(334,698)	1,692,832	2,122,647	79	(381,470)	1,741,256
FHLMC and FNMA - Commercial	83,564	—	(1,630)	81,934	88,416	—	(2,509)	85,907
Unallocated fair value hedge basis adjustment (2)	(32,177)	—	32,177	—	(78,389)	—	78,389	—
Total investments in debt securities AFS	$8,022,446	$35,022	$(771,048)	$7,286,420	$7,833,617	$100,737	$(801,722)	$7,132,632
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$587,395	$4,666	$—	$592,061	$584,277	$159	$(352)	$584,084
ABS and other interests in structured securities	1,248,415	366	(9)	1,248,772	70,236	188	(49)	70,375
MBS:
GNMA - Residential	2,847,588	4,511	(445,392)	2,406,707	3,010,357	3,118	(502,165)	2,511,310
GNMA - Commercial	4,605,191	240	(923,554)	3,681,877	4,696,532	56	(975,516)	3,721,072
FHLMC and FNMA - Residential	1,646,272	3,933	(96,680)	1,553,525	1,552,886	1,832	(135,142)	1,419,576
Total investments in debt securities HTM	$10,934,861	$13,716	$(1,465,635)	$9,482,942	$9,914,288	$5,353	$(1,613,224)	$8,306,417

As of June 30, 2025 and December 31, 2024, the Company had investment securities with an estimated carrying value of $11.0 billion and $11.5 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $3.6 billion and $3.9 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.5 billion and $2.5 billion, respectively, were pledged to secure public fund deposits; $22.9 million and $20.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $314.5 million and $372.8 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.5 billion and $4.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of June 30, 2025 and December 31, 2024. There were no amounts pledged to secure repurchase agreements in which the secured party had the right to sell or repledge the collateral as of June 30, 2025 or December 31, 2024. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2025 and December 31, 2024, the Company had $142.8 million and $116.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2025 or December 31, 2024.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2025 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$20,752	$20,639
Due after 1 year but within 5 years	618,137	620,071
Due after 5 years but within 10 years	749,745	742,104
Due after 10 years	6,665,989	5,903,606
Total	$8,054,623	$7,286,420
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at June 30, 2025 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$122,437	$122,471
Due after 1 year but within 5 years	613,310	617,968
Due after 5 years but within 10 years	1,183,126	1,183,308
Due after 10 years	9,015,988	7,559,195
Total	$10,934,861	$9,482,942

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$9,915	$(2)	$—	$—	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	—	13	—
ABS	499,890	(1,672)	9,264	(261)	353,501	(1,724)	11,250	(356)
MBS:
GNMA - Residential	24,650	(107)	2,411,998	(316,601)	—	—	2,539,940	(339,740)
GNMA - Commercial	—	—	484,718	(148,254)	—	—	488,698	(154,312)
FHLMC and FNMA - Residential	—	—	1,678,137	(334,698)	—	—	1,724,770	(381,470)
FHLMC and FNMA - Commercial	—	—	81,934	(1,630)	—	—	85,907	(2,509)
Total investments in debt securities AFS (1)	$534,455	$(1,781)	$4,666,051	$(801,444)	$353,501	$(1,724)	$4,850,578	$(878,387)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$401,232	$(352)	$—	$—
ABS and other interests in structured securities	—	—	10,091	(9)	—	—	16,000	(49)
MBS:
GNMA - Residential	38,921	(182)	1,909,239	(445,210)	245,812	(1,647)	1,944,400	(500,518)
GNMA - Commercial	21,938	(108)	3,636,377	(923,446)	23,637	(43)	3,675,226	(975,473)
FHLMC and FNMA - Residential	49,038	(531)	1,084,461	(96,149)	71,995	(699)	1,103,973	(134,443)
Total investments in debt securities HTM	$109,897	$(821)	$6,640,168	$(1,464,814)	$742,676	$(2,741)	$6,739,599	$(1,610,483)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at June 30, 2025 or December 31, 2024. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2024, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
AFS debt and other securities:
Gross realized gains	$105	$—	$104	$—
Gross realized losses	—	—	(169)	—
Net realized gains/(losses) on AFS and other securities	$105	$—	$(65)	$—
Total trading securities gains	21,558	64,021	61,987	129,187
Securities gains, net	$21,663	$64,021	$61,922	$129,187

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At June 30, 2025 and December 31, 2024, the Company held $16.2 billion and $10.3 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Condensed Consolidated Statements of Operations. At June 30, 2025 and December 31, 2024, the Company had $15.4 billion and $10.0 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
FHLB of Pittsburgh and FRB stock	$507,686	$588,250
LIHTC investments	914,335	899,925
Equity securities and retained interests in structured entities not held for trading (1)	54,559	56,459
Interest-bearing deposits with an affiliate bank	5,079	5,000
Total	$1,481,659	$1,549,634
(1)    Includes $10.3 million and $8.0 million of retained interests in structured entities related to off-balance sheet securitizations as of June 30, 2025 and December 31, 2024, respectively.

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and six months ended June 30, 2025, the Company purchased zero and $225.0 thousand of FHLB stock at par, and redeemed $27.4 million and $89.1 million of FHLB stock at par. The Company purchased $6.0 million and $8.3 million of FRB stock at par and redeemed no FRB stock during the three months and six months ended June 30, 2025. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities and retained interests in structured entities are generally measured at fair value with changes in fair value recognized in net income. Certain privately held equity investments are accounted for at cost less impairment under the measurement alternative in ASC 321.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $55.9 billion at June 30, 2025 and $59.1 billion at December 31, 2024.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. The LHFS portfolio balance at June 30, 2025 was $1.7 billion, compared to $1.3 billion at December 31, 2024. For a discussion on the composition and valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

During the six months ended June 30, 2025, the Company securitized $855.4 million of mortgage LHFS in off-balance transactions. The Company has retained a 5% interest in the new securitizations totaling $43.4 million, for risk retention purposes.

During the second quarter of 2025, the Company (i) transferred $1.3 billion in RIC loans to a newly-formed off-balance sheet trust, and (ii) transferred its financial interests of approximately $242.9 million in an on-balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet trust. Refer to Note 7 of these Condensed Consolidated Financial Statements.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At June 30, 2025 and December 31, 2024, accrued interest receivable on the Company's loans was $597.9 million and $632.4 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,976,420	10.6%	$8,624,800	9.9%
C&I loans	7,982,584	9.4%	8,386,344	9.6%
Multifamily loans	9,530,801	11.2%	9,840,692	11.3%
Other commercial (2)	7,866,097	9.3%	7,608,933	8.7%
Total commercial LHFI	$34,355,902	40.5%	$34,460,769	39.5%
Consumer loans secured by real estate:
Residential mortgages	4,231,201	5.0%	4,415,747	5.1%
Home equity loans and lines of credit	1,925,620	2.3%	2,091,365	2.4%
Total consumer loans secured by real estate	$6,156,821	7.3%	$6,507,112	7.5%
Consumer loans not secured by real estate:
RICs and auto loans	42,860,119	50.2%	44,585,718	50.9%
Personal unsecured loans	1,575,202	1.9%	1,715,727	2.0%
Other consumer (3)	26,100	0.1%	35,173	0.1%
Total consumer loans	$50,618,242	59.5%	$52,843,730	60.5%
Total LHFI (1)	$84,974,144	100.0%	$87,304,499	100.0%
Total LHFI:
Fixed rate	$60,126,380	70.8%	$62,085,179	71.1%
Variable rate	24,847,764	29.2%	25,219,320	28.9%
Total LHFI (1)	$84,974,144	100.0%	$87,304,499	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable Subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $559.7 million and $425.4 million as of June 30, 2025 and December 31, 2024, respectively.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended June 30, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$527,408	$5,906,497	$6,433,905
Credit loss expense	11,598	362,603	374,201
Charge-offs	(30,452)	(1,052,279)	(1,082,731)
Recoveries	14,210	617,115	631,325
Charge-offs, net of recoveries	$(16,242)	$(435,164)	$(451,406)
ALLL, end of period	$522,764	$5,833,936	$6,356,700

Reserve for unfunded lending commitments, beginning of period	$44,358	$10,935	$55,293
Credit loss expense/(benefit) on unfunded lending commitments	(1,410)	76	(1,334)
Loss on unfunded lending commitments	59	—	59
Reserve for unfunded lending commitments, end of period	$43,007	$11,011	$54,018
Total ACL, end of period	$565,771	$5,844,947	$6,410,718

	Three months ended June 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$589,948	$6,152,177	$6,742,125
Credit loss expense	5,611	479,753	485,364
Charge-offs	(28,843)	(1,137,775)	(1,166,618)
Recoveries	16,045	640,965	657,010
Charge-offs, net of recoveries	$(12,798)	$(496,810)	$(509,608)
ALLL, end of period	$582,761	$6,135,120	$6,717,881

Reserve for unfunded lending commitments, beginning of period	$52,867	$4,359	$57,226
Credit loss (benefit) on unfunded lending commitments	(2,815)	(1,317)	(4,132)
Reserve for unfunded lending commitments, end of period	$50,052	$3,042	$53,094
Total ACL, end of period	$632,813	$6,138,162	$6,770,975

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Six months ended June 30, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$565,685	$5,996,327	$6,562,012
Credit loss expense	9,496	783,239	792,735
Charge-offs	(80,863)	(2,196,826)	(2,277,689)
Recoveries	28,446	1,251,196	1,279,642
Charge-offs, net of recoveries	$(52,417)	$(945,630)	$(998,047)
ALLL, end of period	$522,764	$5,833,936	$6,356,700

Reserve for unfunded lending commitments, beginning of period	$46,026	$1,917	$47,943
Credit loss expense/ (benefit) on unfunded lending commitments	(3,019)	9,094	6,075
Reserve for unfunded lending commitments, end of period	$43,007	$11,011	$54,018
Total ACL, end of period	$565,771	$5,844,947	$6,410,718

	Six months ended June 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(10,244)	904,141	893,897
Charge-offs	(52,619)	(2,382,436)	(2,435,055)
Recoveries	28,836	1,298,150	1,326,986
Charge-offs, net of recoveries	$(23,783)	$(1,084,286)	$(1,108,069)
ALLL, end of period	$582,761	$6,135,120	$6,717,881

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(5,794)	(1,874)	(7,668)
Reserve for unfunded lending commitments, end of period	$50,052	$3,042	$53,094
Total ACL, end of period	$632,813	$6,138,162	$6,770,975

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The credit risk in the Company’s loan portfolios is driven by credit and collateral quality and is affected by borrower-specific and economy-wide factors. In general, there is an inverse relationship between the credit quality of loans and projections of impairment losses, so that loans with better credit quality require a lower expected loss reserve. The Company manages this risk through its underwriting, pricing strategies, credit policy standards, and servicing guidelines and practices, as well as the application of geographic and other concentration limits.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Based on the baseline economic forecast scenario, we estimated at June 30, 2025 that the unemployment rate is expected to be approximately 4.5% at the end of 2025. The Company has adjusted the path of the weighted used vehicle index considering macroeconomic uncertainty due to tariffs and other trade policies of the U.S. and its global trading partners and an increasing unemployment rate (which is a key driver to losses). Additional downward side risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth.

The Company's ACL was $6.4 billion at June 30, 2025, a decrease of $199.2 million from December 31, 2024. The decrease in the ACL was primarily driven by the sale of certain RICs and auto loans and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $153.3 million and the ACL for the commercial portfolio segment decreased by $45.9 million at June 30, 2025 compared to December 31, 2024.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Non-accrual loans:
Commercial:
CRE	$252,932	$243,761	$44,578	$36,643
C&I	151,368	132,146	33,426	70,153
Multifamily	295,064	226,448	79,986	81,480
Other commercial	5,375	8,037	—	9
Total commercial loans	$704,739	$610,392	$157,990	$188,285
Consumer:
Residential mortgages	42,364	52,170	1,345	1,436
Home equity loans and lines of credit	60,941	70,414	11,113	12,681
RICs and auto loans	2,291,647	2,241,575	155,327	147,574
Personal unsecured loans	340	486	—	—
Other consumer	15,495	15,198	89	201
Total consumer loans	$2,410,787	$2,379,843	$167,874	$161,892
Total non-accrual loans	$3,115,526	$2,990,235	$325,864	$350,177

OREO	42,693	54,121	—	—
Repossessed vehicles	226,781	249,209	—	—
Foreclosed and other repossessed assets	1,770	25,182	—	—
Total OREO and other repossessed assets	$271,244	$328,512	$—	$—
Total non-performing assets	$3,386,770	$3,318,747	$325,864	$350,177
(1) Interest income recognized on a cash basis on nonaccrual loans was $66.0 million and $134.7 million for the three months and six months ended June 30, 2025, respectively, and $56.0 million and $117.0 million for the three months and six months ended June 30, 2024, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	June 30, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$17,481	$89,633	$107,114	$9,100,038	$9,207,152	$—
C&I (2)	76,251	30,282	106,533	8,041,266	8,147,799	—
Multifamily (3)	29,027	236,649	265,676	9,267,214	9,532,890	—
Other commercial	44,219	2,262	46,481	7,819,616	7,866,097	2
Consumer:
Residential mortgages (4)	80,206	42,765	122,971	5,340,299	5,463,270	—
Home equity loans and lines of credit5)	26,434	51,457	77,891	1,865,277	1,943,168	—
RICs and auto loans	5,409,197	541,246	5,950,443	36,909,676	42,860,119	—
Personal unsecured loans(6)	33,314	18,758	52,072	1,531,386	1,583,458	8,152
Other consumer	1,139	136	1,275	24,825	26,100	—
Total	$5,717,268	$1,013,188	$6,730,456	$79,899,597	$86,630,053	$8,154
(1) CRE loans include $230.7 million of LHFS at June 30, 2025.
(2) C&I loans include $165.2 million of LHFS at June 30, 2025.
(3) Multifamily loans include $2.1 million of LHFS at June 30, 2025.
(4) Residential mortgages include $1.2 billion of LHFS at June 30, 2025.
(5) Home equity loans and lines of credit include $17.5 million of LHFS at June 30, 2025.
(6) Personal unsecured loans include $8.3 million of LHFS at June 30, 2025.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2025	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2025(1)	2024	2023	2022	2021	Prior	Total (3)
CRE
Pass	$486,866	$611,835	$1,208,365	$2,615,344	$667,183	$1,400,319	$6,989,912
Special mention	—	24,085	122,820	424,898	351,967	435,056	1,358,826
Substandard	—	—	34,705	403,402	93,374	278,444	809,925
Doubtful	—	—	—	—	—	48,489	48,489
Total CRE	$486,866	$635,920	$1,365,890	$3,443,644	$1,112,524	$2,162,308	$9,207,152
Current period gross write-offs - CRE	$—	$—	$—	$—	$—	$34,656	$34,656
C&I
Pass	$344,961	$1,008,988	$668,713	$1,112,187	$647,742	$2,528,157	$6,310,748
Special mention	—	20,181	42,414	195,133	96,898	170,950	525,576
Substandard	—	4,644	89,211	71,016	62,069	210,947	437,887
N/A(4)	219,460	317,498	153,571	123,224	46,825	13,010	873,588
Total C&I	$564,421	$1,351,311	$953,909	$1,501,560	$853,534	$2,923,064	$8,147,799
Current period gross write-offs - C&I	$245	$8,551	$7,645	$9,093	$2,221	$5,189	$32,944
Multifamily
Pass	$167,426	$90,200	$1,053,355	$2,664,796	$1,303,264	$2,575,312	$7,854,353
Special mention	—	—	74,490	227,639	99,753	190,357	592,239
Substandard	—	—	87,049	353,724	221,288	424,237	1,086,298
Total multifamily	$167,426	$90,200	$1,214,894	$3,246,159	$1,624,305	$3,189,906	$9,532,890
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$8,886	$8,886
Remaining commercial
Pass	$2,731,929	$1,938,185	$1,023,741	$719,009	$405,214	$1,037,568	$7,855,646
Special mention	—	—	—	—	—	3,485	3,485
Substandard	—	1,014	609	1,496	2,439	1,408	6,966
Total remaining commercial	$2,731,929	$1,939,199	$1,024,350	$720,505	$407,653	$1,042,461	$7,866,097
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$4,377	$4,377
Total commercial loans
Pass	$3,731,182	$3,649,208	$3,954,174	$7,111,336	$3,023,403	$7,541,356	$29,010,659
Special mention	—	44,266	239,724	847,670	548,618	799,848	2,480,126
Substandard	—	5,658	211,574	829,638	379,170	915,036	2,341,076
Doubtful	—	—	—	—	—	48,489	48,489
N/A(4)	219,460	317,498	153,571	123,224	46,825	13,010	873,588
Total commercial loans	$3,950,642	$4,016,630	$4,559,043	$8,911,868	$3,998,016	$9,317,739	$34,753,938
Current period gross write-offs - Total commercial	$245	$8,551	$7,645	$9,093	$2,221	$53,108	$80,863
(1)Loans originated during the six months ended June 30, 2025.
(2)Includes $398.0 million of LHFS at June 30, 2025.
(3)Includes $4.8 million of revolving loans converted to term loans.
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
(3)Includes $8.9 million of revolving loans converted to term loans.
(4)Not subject to internal risk rating process

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of June 30, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$740,830	$1,081,815	$462,773	$328,964	$120,321	$73,635	$2,808,338	6.6%
<600	4,390,308	5,224,961	3,085,349	2,116,853	832,752	523,537	16,173,760	37.8%
600-639	1,482,823	3,047,188	1,768,754	1,207,242	388,880	176,025	8,070,912	18.8%
640-679	818,443	2,150,329	1,103,163	754,951	230,203	93,429	5,150,518	12.0%
680-719	401,914	1,426,978	817,288	524,559	235,549	122,622	3,528,910	8.2%
720-759	187,314	908,157	526,811	393,935	234,679	111,870	2,362,766	5.5%
>=760	193,196	2,000,886	816,906	857,645	648,304	247,978	4,764,915	11.1%
Total	$8,214,828	$15,840,314	$8,581,044	$6,184,149	$2,690,688	$1,349,096	$42,860,119	100.0%
Current period gross write-offs - RICs and auto loans	$36,656	$782,526	$607,949	$431,404	$154,698	$97,238	$2,110,471
(1)    Loans originated during the six months ended June 30, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,405,385	$619,855	$439,495	$203,482	$75,220	$59,112	$2,802,549	6.3%
<600	6,226,932	3,802,976	2,684,114	1,300,940	430,387	467,173	14,912,522	33.4%
600-639	3,666,764	2,210,937	1,570,957	580,838	156,518	156,414	8,342,428	18.7%
640-679	2,584,001	1,381,664	991,775	327,850	88,443	84,671	5,458,404	12.2%
680-719	1,876,930	1,021,254	692,491	322,204	131,317	72,779	4,116,975	9.2%
720-759	1,196,671	664,152	524,294	321,172	133,447	49,809	2,889,545	6.5%
>=760	2,538,495	1,042,245	1,155,983	910,962	335,186	80,424	6,063,295	13.7%
Total	$19,495,178	$10,743,083	$8,059,109	$3,967,448	$1,350,518	$970,382	$44,585,718	100.0%
Current period gross write-offs - RICs and auto loans	$527,058	$1,545,761	$1,295,970	$618,628	$395,766	$10,081	$4,393,264
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of June 30, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$12,661	$—	$—	$—	$—	$38	$12,699	0.8%
<600	5	44	44	45	20	2,767	2,925	0.3%
600-639	251	800	3,575	4,466	486	4,744	14,322	0.9%
640-679	1,327	9,422	37,065	25,048	4,105	27,047	104,014	6.6%
680-719	52,965	105,631	129,742	55,821	10,609	57,090	411,858	26.1%
720-759	81,449	152,773	137,585	66,723	13,045	57,731	509,306	32.3%
>=760	97,475	172,054	117,347	57,666	14,348	61,188	520,078	33.0%
Total	$246,133	$440,724	$425,358	$209,769	$42,613	$210,605	$1,575,202	100.0%
Current period gross write-offs - personal unsecured loans	$340	$17,181	$37,768	$17,850	$3,096	$8,174	$84,409
(1)    Loans originated during the six months ended June 30, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$12,247	$—	$—	$—	$—	$44	$12,291	0.7%
<600	41	69	55	70	28	2,831	3,094	0.2%
600-639	697	4,621	6,309	721	202	5,208	17,758	1.0%
640-679	10,606	50,854	35,095	5,764	1,971	28,655	132,945	7.7%
680-719	129,635	175,986	77,455	14,800	5,161	60,513	463,550	27.0%
720-759	191,798	180,368	90,523	18,019	4,944	60,515	546,167	31.8%
>=760	220,123	154,570	75,909	19,481	5,433	64,406	539,922	31.6%
Total	$565,147	$566,468	$285,346	$58,855	$17,739	$222,172	$1,715,727	100.0%
Current period gross write-offs - personal unsecured loans	$7,457	$129,396	$146,710	$39,248	$2,229	$7,555	$332,595
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2025	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2025(1)	2024(1)	2023(1)	2022	2021	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$2,520	$2,520	$—
<= 70%	—	—	—	206,532	997,895	2,972,328	4,176,755	—
70.01% - 110%	—	—	—	44,875	4,690	2,007	51,572	—
Greater than 110%	—	—	—	—	—	354	354	—
Total residential mortgages	$—	$—	$—	$251,407	$1,002,585	$2,977,209	$4,231,201	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,396	$2,396	$—
<600	—	—	—	13,170	20,546	148,358	182,074	—
600-679	—	—	—	19,593	41,180	224,557	285,330	—
680-759	—	—	—	63,302	214,905	736,647	1,014,854	—
>=760	—	—	—	155,342	725,954	1,865,251	2,746,547	—
Total residential mortgages	$—	$—	$—	$251,407	$1,002,585	$2,977,209	$4,231,201	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$14	$14

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$1,951	$7,429	$58,077	$67,457	$64,980
<= 70%	—	—	—	37,153	144,351	1,666,899	1,848,403	1,781,267
70.01% - 110%	—	—	—	3,543	1,480	3,342	8,365	7,200
Greater than 110%	—	—	—	394	594	407	1,395	1,395
Total home equity	$—	$—	$—	$43,041	$153,854	$1,728,725	$1,925,620	$1,854,842

FICO scores
No FICO score available	$—	$—	$—	$626	$2,239	$45,120	$47,985	$45,510
<600	—	—	—	1,108	4,698	131,608	137,414	118,568
600-679	—	—	—	3,419	12,032	202,613	218,064	201,824
680-759	—	—	—	13,320	50,038	535,148	598,506	584,121
>=760	—	—	—	24,568	84,847	814,236	923,651	904,819
Total home equity	$—	$—	$—	$43,041	$153,854	$1,728,725	$1,925,620	$1,854,842
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$1,460	$1,460
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
(4) Excludes LHFS.

During the six months ended June 30, 2025, the Company reported $0.5 million in gross charge-offs related to other consumer portfolios.

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

For RICs and auto loans, the Company at times offers deferrals under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. We limit the frequency of each new deferral that may be granted to one deferral after completion of at least eight payments from origination and eight payments between each extension. The maximum number of months extended for the life of the loan for all automobile RICs is eight for non-natural disaster extensions and twelve for natural disaster extensions. Some marine and RV contracts also have a maximum of twelve months' extension to reflect their longer terms. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. Some auto loan modifications include a reduction of the interest rate and may include an extension of term to eligible borrowers at risk of default and repossession of the financed vehicle.

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

	Amortized Cost
	Three months ended				Three months ended
	June 30, 2025				June 30, 2024
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$386,416	$87,609	$474,025	5.15%	$86,483	$35,342	$121,825	1.36%
C&I	6,438	8,444	14,882	0.18%	1,794	70,884	72,678	0.69%
Multifamily	13,897	76,615	90,512	0.95%	—	—	—	—%
Other commercial	—	104	104	—%	—	180	180	—%
Consumer:
Home equity loans and lines of credit	—	952	952	0.05%	—	1,874	1,874	0.08%
RICs and auto loans	297,441	35,060	332,501	0.78%	292,900	33,280	326,180	0.73%
Total	$704,192	$208,784	$912,976	1.05%	$381,177	$141,560	$522,737	0.57%

	Amortized Cost
	Six months ended				Six months ended
	June 30, 2025				June 30, 2024
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$582,559	$140,643	$723,202	7.85%	$180,244	$35,342	$215,586	2.40%
C&I	11,987	29,192	41,179	0.51%	3,545	70,992	74,537	0.70%
Multifamily	17,347	82,759	100,106	1.05%	—	—	—	—%
Other commercial	—	104	104	—%	—	180	180	—%
Consumer:
Residential mortgages	—	311	311	0.01%	—	286	286	0.01%
Home equity loans and lines of credit	—	1,310	1,310	0.07%	—	3,458	3,458	0.15%
RICs and auto loans	563,555	59,031	622,586	1.45%	517,678	59,617	577,295	1.28%
Total	$1,175,448	$313,350	$1,488,798	1.72%	$701,467	$169,875	$871,342	0.94%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
Provide payment deferrals to borrowers through our deferral program, which generally allows a customer to defer payments for a maximum of up to eight months over the life of the loan. The deferred payments are added to the end of the original loan term.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of June 30, 2025			As of June 30, 2024
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$869,862	$9,395	$1,304	$320,062	$12,672	$7,144
C&I	213,967	2,139	15,277	84,531	3,091	224
Multifamily	196,536	14,786	8,769	8,851	14,866	5,001
Other commercial	176	—	—	317	—	—
Consumer:
Residential mortgages	2,455	304	—	2,538	348	47
Home equity loans and lines of credit	2,757	49	357	6,322	17	143
RICs and auto loans	838,984	419,763	42,570	736,296	298,320	24,864
Total	$2,124,737	$446,436	$68,277	$1,158,917	$329,314	$37,423

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

	Amortized Cost				Amortized Cost
	Three months ended				Six months ended
	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types
(in thousands)
Commercial:
C&I	$443	$5	$476	$6	$8,038	$42	$566	$74
Consumer:
Residential mortgages	—	—	—	47	—	196	—	47
Home equity loans and lines of credit	—	153	—	84	—	153	—	84
RICs and auto loans	62,109	888	33,862	2,888	121,618	1,770	62,290	11,801
Total	$62,552	$1,046	$34,338	$3,025	$129,656	$2,161	$62,856	$12,006

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Leased vehicles	$13,154,404	$14,831,709
Less: accumulated depreciation	(2,814,462)	(3,070,657)
Depreciated net capitalized cost	$10,339,942	$11,761,052
Manufacturer Subvention payments, net of accretion	(485,532)	(561,366)
Unamortized origination fees and other costs	529,599	468,265
Leased vehicles, net	$10,384,009	$11,667,951
Total operating lease assets, net	$10,384,009	$11,667,951

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2025:

(in thousands)
2025	$915,164
2026	1,319,890
2027	428,698
2028	37,846
2029	1,284
Total	$2,702,882

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2024 and June 30, 2025	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665

During the six months ended June 30, 2025 and 2024, there were no material additions, re-allocations, impairments, or disposals of goodwill.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	June 30, 2025		December 31, 2024
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$201,708	$(268,292)	$213,458	$(256,542)
Stellantis relationship	877	(137,873)	1,754	(136,996)
Other intangibles	28,562	(55,347)	33,708	(50,302)
Total intangibles subject to amortization	$231,147	$(461,512)	$248,920	$(443,840)

At June 30, 2025 and December 31, 2024, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $8.7 million and $17.8 million and $9.5 million and $19.1 million for the three months and six months ended June 30, 2025 and 2024, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2025	$34,768	$17,773	$16,995
2026	32,487	—	32,487
2027	28,645	—	28,645
2028	26,340	—	26,340
2029	26,340	—	26,340
Thereafter	100,340	—	100,340

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	June 30, 2025	December 31, 2024
Operating lease ROU assets	$474,000	$493,217
Deferred tax assets	474,444	364,309
Accrued interest receivable	877,227	847,830
Derivative assets at fair value	882,960	1,121,980
Other real estate owned and other repossessed assets	271,244	328,512
Equity method investments	433,765	262,377
MSRs	81,842	90,958
Income tax receivables	322,519	466,422
Prepaid expense	112,925	152,358
Capital markets receivables	272,932	282,926
Miscellaneous assets and receivables	554,670	449,627
Total Other assets	$4,758,528	$4,860,516

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

For the three months and six months ended June 30, 2025, ROU operating lease expenses were $25.7 million and $62.6 million, respectively, compared to $31.9 million and $66.0 million for the corresponding periods in 2024. Sublease income was $0.8 million and $1.6 million, respectively, for the three months and six months ended June 30, 2025, compared to $0.9 million and $1.8 million for the corresponding periods in 2024. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at June 30, 2025	Total Operating leases
(in thousands)
2025	$58,606
2026	114,706
2027	106,598
2028	81,343
2029	64,930
Thereafter	192,788
Total lease liabilities	$618,971
Less: Interest	(68,825)
Present value of lease liabilities	$550,146

NOTE 6. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	June 30, 2025	December 31, 2024
Operating lease ROU assets	$474,000	$493,217
Other liabilities	$550,146	$557,419
Weighted-average remaining lease term (years)	6.5	6.6
Weighted-average discount rate	3.5%	3.4%

	Six months ended June 30,
Other Information	2025	2024
	(in thousands)
Operating cash flows from operating leases (1)	$(62,007)	$(70,391)
Leased assets obtained in exchange for new operating lease liabilities	$51,329	$61,768
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Assets
Restricted cash	$737,925	$706,571
Net LHFI	24,278,371	24,635,642
Operating lease assets, net (1)	10,384,009	11,667,951
Various other assets	636,510	693,090
Total Assets	$36,036,815	$37,703,254
Liabilities
Notes payable	$26,326,325	$26,208,911
Various other liabilities	65,801	99,587
Total Liabilities	$26,392,126	$26,308,498
(1) As noted above, all leased vehicles are originated through a titling trust. At June 30, 2025 and December 31, 2024, $4.4 billion and $4.3 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of June 30, 2025 and December 31, 2024, the Company was servicing $28.4 billion and $29.0 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Assets securitized	$2,156,106	$5,768,550	$7,389,734	$11,003,474

Net proceeds from new securitizations (1)	$1,792,711	$4,608,830	$6,068,971	$8,620,190
Net proceeds on retained bonds from new securitizations	146,000	500,010	846,420	1,233,890
Cash received for servicing fees (2)	255,006	223,535	463,669	445,887
Net distributions from Trusts (2)	1,704,561	1,294,808	3,177,439	2,332,820
Total cash received from Trusts	$3,898,278	$6,627,183	$10,556,499	$12,632,787
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At June 30, 2025 and December 31, 2024, the Company was servicing RICs of $3.2 billion and $2.3 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

During the second quarter of 2025, the Company sold all of its residual certificates of an on-balance sheet auto RIC Trust (related to a 2021 securitization) to a new off-balance sheet Trust established in 2025. In addition, the Company sold all of its debt that had been held from the 2021 on-balance sheet Trust to third parties and to the 2025 off-balance sheet Trust. This new off-balance sheet Trust sold 95% of its debt and equity tranches to third-party investors, and the Company retained a 5% share. As a result of the Company’s sale of the debt and equity from the 2021 on-balance sheet Trust, the Company is no longer identified as the primary beneficiary and the Company therefore de-consolidated the 2021 Trust from its Consolidated Balance Sheets. As a result, the Company de-recognized approximately $242.9 million of auto RICs previously classified as HFI, resulting in a release of the ACL in the amount of approximately $42.1 million, offset by a loss on securitization of approximately $21.8 million.

In addition, during the second quarter of 2025, the Company sold $1.3 billion of gross of RICs to a newly formed off-balance sheet securitization VIE which resulted in a pre-tax gain of $22.8 million, and there was a release of the ACL of approximately $40.0 million . The Company retained the servicing of the RIC's sold and provided a loan, classified by the Company as an investment in debt security HTM, in the amount of $65.0 million to the VIE to satisfy regulatory risk retention requirements. The Company also retained $1.1 billion of the Class A notes which are classified as an investment in debt security HTM. The Company is not obligated to provide any financial support to the VIE. All of the notes and residual equity interests issued by the VIE were sold to third-party investors. Gains and losses on securitizations are recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Receivables securitized (1)(2)	1,307,339	—	1,307,339	1,060,931

Net proceeds from new securitizations	174,863	—	174,863	1,003,695
Cash received for servicing fees	$12,465	$2,792	$24,597	$4,136
Total cash received from Trusts	$187,328	$2,792	$199,460	$1,007,831
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at June 30, 2025 was $1.2 billion and $9.6 million of debt and equity investments, respectively, compared to $70.2 million and $8.0 million at December 31, 2024. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.1 billion and $1.2 billion at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, SBNA serviced approximately $8.4 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the three months and six months ended June 30, 2025 and June 30, 2024, SBNA recognized $28.3 million and $42.4 million, $14.1 million and $24.0 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,139,468	15.1%	$11,850,043	15.2%
Non-interest-bearing demand deposits	13,887,416	17.3%	14,539,985	18.6%
Savings	8,863,553	11.0%	5,045,668	6.5%
Customer repurchase accounts	236,787	0.3%	299,216	0.4%
Money market	27,152,340	33.9%	25,197,858	32.2%
CDs	18,005,725	22.4%	21,181,835	27.1%
Total deposits (1)	$80,285,289	100.0%	$78,114,605	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.2 billion and $4.9 billion at June 30, 2025 and December 31, 2024, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $208.6 million and $305.2 million at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, the Company had $6.1 billion and $6.5 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $45.0 million and $30.0 million from the FHLB of Pittsburgh at June 30, 2025 and December 31, 2024, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2025 were $42.1 billion, compared to $44.0 billion at December 31, 2024. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the six months ended June 30, 2025, the Company issued the following debt:
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
•$1.3 billion of secured structured financings in its DRIVE platform, of which it retained approximately $146.0 million in interest in the VIE.
•$532.5 million secured amortizing notes in its SCARF platform.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

In July 2025, the Company issued $2.1 billion of secured structured financings in its SDART platform, of which it retained approximately $322.8 million in interests in the VIE.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes due June 2025	—	—%	999,567	3.45%
4.50% senior notes due July 2025	1,099,968	4.50%	1,099,617	4.50%
Senior notes due April 2026 (1)	—	—%	433,505	5.76%
5.81% senior sustainability notes due September 2026	499,893	5.92%	499,614	5.92%
3.24% senior notes due October 2026	940,347	3.24%	937,090	3.24%
6.12% senior notes due May 2027	499,340	6.20%	499,173	6.20%
6.89% senior notes due June 2027 (2)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,707	4.40%	1,049,684	4.40%
2.49% senior notes due January 2028	998,762	2.57%	998,364	2.57%
Senior notes due March 2029 (3)	398,966	6.06%	—	—%
5.47% senior notes due March 2029	847,803	5.58%	—	—%
6.50% senior notes due March 2029	997,698	6.59%	997,313	6.59%
6.57% senior notes due June 2029	498,633	6.67%	498,427	6.67%
6.17% senior notes due January 2030	997,134	6.26%	996,776	6.26%
5.35% senior notes due September 2030	996,744	5.44%	996,402	5.44%
5.74% senior notes due March 2031	747,267	5.83%	—	—%
7.66% senior notes due November 2031	498,121	7.73%	498,008	7.73%
2.88% subordinated notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (2)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,622	6.40%	746,499	6.40%
Total Parent Company borrowings	13,567,005		13,000,039
Subsidiaries
Short-term borrowing due within one year, maturing through Dec. 2025	605,735	4.32%	702,272	4.41%
FHLB advances, maturing through April 2027	2,479,412	4.61%	4,699,407	4.69%
CLNs due December 2031 (4)	13,611	6.36%	33,811	5.86%
CLNs due May 2032 (5)	51,558	11.94%	95,552	9.36%
CLNs due June 2032 (6)	196,507	7.89%	232,122	7.89%
CLNs due August 2032 (7)	48,538	13.14%	86,884	12.34%
CLNs due December 2032 (8)	94,888	14.47%	139,681	12.22%
CLNs due January 2033 (9)	260,274	7.03%	262,323	7.01%
CLNs due June 2033 (10)	42,201	13.67%	56,482	12.04%
CLNs due December 2033 (11)	134,816	9.27%	174,448	9.27%
CLNs due February 2052 (12) (13)	102,357	11.13%	107,641	11.46%
Warehouse lines maturing through April 2027 (14)	3,830,274	4.52%	4,036,778	5.75%
Secured structured financings maturing through September 2032	20,703,912	0.58% - 7.69%	20,383,470	0.58% - 7.69%
Total subsidiary borrowings and other debt obligations	28,564,083		31,010,871
Total Parent Company and subsidiaries' borrowings and other debt obligations	$42,131,088		$44,010,910
(1) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes bear interest at a rate equal to the SOFR index rate plus 161 basis points per year.
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

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	June 30, 2025
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2026	$487,300	$500,000	4.56%	$694,278	$—
Warehouse line due October 2026	1,087,900	2,100,000	4.49%	1,809,748	64
Warehouse line due November 2026	489,700	500,000	4.55%	680,530	—
Warehouse line due January 2027	980,300	1,000,000	4.55%	1,346,925	2,741
Warehouse line due April 2027	500,074	750,000	4.44%	708,383	—
Warehouse line due April 2027	285,000	1,000,000	4.55%	394,436	1
Total credit facilities	$3,830,274	$5,850,000	4.52%	$5,634,300	$2,806

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	June 30, 2025
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through September 2032(1)	$18,854,991	$41,429,395	0.58% - 7.69%	$26,055,486	$713,152
Privately issued amortizing notes maturing on various dates through August 2030 (3)	1,848,921	7,232,571	3.13% - 6.73%	2,342,426	21,966
Total secured structured financings	$20,703,912	$48,661,966	0.58% - 7.69%	$28,397,912	$735,118
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended June 30, 2025			March 31, 2025		June 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$38,832	$(9,486)	$29,346
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(3,501)	889	(2,612)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	35,331	(8,597)	26,734	$(29,534)	$26,734	$(2,800)

Change in unrealized (losses)/gains on investments in debt securities	(41,093)	13,694	(27,399)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	(105)	27	(78)
Net unrealized (losses)/gains on investments in debt securities	(41,198)	13,721	(27,477)	(628,321)	(27,477)	(655,798)
Pension and post-retirement actuarial gain / (loss)(3)	(50)	11	(39)	(79)	(39)	(118)
As of June 30, 2025	$(5,917)	$5,135	$(782)	$(657,934)	$(782)	$(658,716)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended June 30, 2024			March 31, 2024		June 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	69,169	(17,396)	51,773	$(203,220)	$51,773	$(151,447)
Net unrealized gains/(losses) on investments in debt securities	48,618	(9,390)	39,228	(778,912)	39,228	(739,684)
Pension and post-retirement actuarial gain / (loss) (1)	605	(132)	473	(20,315)	473	(19,842)
As of June 30, 2024	$118,392	$(26,918)	$91,474	$(1,002,447)	$91,474	$(910,973)
(1)    Included in the computation of net periodic pension costs.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Six months ended June 30, 2025			December 31, 2024		June 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$97,413	$(23,031)	$74,382
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(6,719)	1,707	(5,012)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	90,694	(21,324)	69,370	$(72,170)	$69,370	$(2,800)

Change in unrealized (losses)/gains on investments in debt securities	(30,447)	4,947	(25,500)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	65	(17)	48
Net unrealized (losses)/gains on investments in debt securities	(30,382)	4,930	(25,452)	(630,346)	(25,452)	(655,798)
Pension and post-retirement actuarial gain / (loss)(3)	20,309	(5,243)	15,066	(15,184)	15,066	(118)
As of June 30, 2025	$80,621	$(21,637)	$58,984	$(717,700)	$58,984	$(658,716)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3)    Included in the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Six months ended June 30, 2024			December 31, 2023		June 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	136,206	(33,134)	103,072	$(254,519)	$103,072	$(151,447)
Net unrealized gains/(losses) on investments in debt securities	67,212	(16,345)	50,867	(790,551)	50,867	(739,684)
Pension and post-retirement actuarial gain / (loss) (1)	851	(195)	656	(20,498)	656	(19,842)
As of June 30, 2024	$204,269	$(49,674)	$154,595	$(1,065,568)	$154,595	$(910,973)
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

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Securities purchased under agreements to resell	$6,640,768	$7,151,510
Securities borrowed	1,300,385	980,720
Total	$7,941,153	$8,132,230

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$20,528,453	$16,302,948
Securities lending	29	—
Total	$20,528,482	$16,302,948

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

	June 30, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$26,913,673	$(20,272,905)	$6,640,768
Securities borrowed	1,300,385	—	1,300,385
Total	$28,214,058	$(20,272,905)	$7,941,153

	June 30, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$40,801,358	$(20,272,905)	$20,528,453
Securities lending	29	—	29
Total	$40,801,387	$(20,272,905)	$20,528,482
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,858,795	$(24,707,285)	$7,151,510
Securities borrowed	980,720	—	980,720
Total	$32,839,515	$(24,707,285)	$8,132,230

	December 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$41,010,233	$(24,707,285)	$16,302,948
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	June 30, 2025
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$23,345,815	$4,767,964	$7,616,872	$5,070,707	$40,801,358
Securities lending	29	—	—	—	29
Total	$23,345,844	$4,767,964	$7,616,872	$5,070,707	$40,801,387

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	June 30, 2025			December 31, 2024
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$19,958,389	$—	$19,958,389	$23,367,567	$—	$23,367,567
Residential agency MBS	19,159,097	—	19,159,097	15,896,929	—	15,896,929
Corporate and other securities	1,683,872	29	1,683,901	1,745,737	—	1,745,737
Total	$40,801,358	$29	$40,801,387	$41,010,233	$—	$41,010,233

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2025, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of June 30, 2025, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2025 and December 31, 2024, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $7.5 million and $7.5 million, respectively. The Company had $7.3 million and $6.2 million in cash and securities collateral posted to cover those positions as of June 30, 2025 and December 31, 2024, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reporting in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.5 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Debt securities AFS (Note 2)	$2,342,823	$2,446,611	$32,177	$78,389

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

The last of the hedges is scheduled to expire in January 2029. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2025, the Company estimated that approximately $56.0 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2025
Fair value hedges:
Cross-currency swaps	$18,766	$126	$1,201	4.90%	9.90%	2.33
Interest rate swaps	5,375,000	21,527	4,570	1.98%	3.43%	1.86
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$3,015,900	$8,728	$7	2.84%	3.57%	2.41
Pay variable - receive fixed interest rate swaps	13,000,000	57,131	80,501	3.27%	1.59%	1.23
Total	$21,409,666	$87,512	$86,279	2.89%	2.34%	1.56

December 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$532	$137	4.97%	9.90%	2.83
Interest rate swaps	5,525,000	61,708	—	2.12%	3.45%	2.30
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,280,700	$33,116	$75	2.20%	3.53%	2.32
Pay variable - receive fixed interest rate swaps	11,650,000	12,700	143,872	3.02%	2.00%	1.25
Total	$21,474,466	$108,056	$144,084	2.63%	2.68%	1.73

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Mortgage banking derivatives:
Total mortgage banking risk management	$601,000	$601,000	$6,005	$9,329	$19,074	$26,777

Customer-related derivatives:
Swaps receive fixed	15,486,779	15,236,535	58,830	8,817	401,088	633,072
Swaps pay fixed	16,125,180	15,631,475	408,977	648,895	58,761	9,432
Other	9,714,977	8,976,013	152,862	65,124	150,648	64,461
Total customer-related derivatives	41,326,936	39,844,023	620,669	722,836	610,497	706,965

Other derivative activities:
Foreign exchange contracts	10,071,006	7,376,101	131,961	125,642	169,719	86,461
Interest rate swap agreements	100	100	3	5	—	—
Interest rate cap agreements	863,300	1,324,775	309	23,133	—	—
Options for interest rate cap agreements	863,300	1,324,775	—	—	309	23,133
Other	62,947,298	48,909,284	39,337	138,124	149,694	31,290

Total	$116,672,940	$99,380,058	$798,284	$1,019,069	$949,293	$874,626

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended June 30,		Six months ended June 30,
	Line Item	2025	2024	2025	2024

Fair value hedges:
Cross-currency swaps	Net interest income	$(327)	$192	$(741)	$2
Interest rate swaps	Net interest income	5,601	11,398	11,787	24,286
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	6,232	26,611	12,338	13,685
Pay variable receive-fixed interest rate swap	Interest income on loans	(35,930)	(80,787)	(71,332)	(176,168)
Interest rate floors	Interest income on loans	—	—	—	(46)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	986	(1,644)	3,388	(5,853)
Customer-related derivatives	Non interest income	68,253	(446)	83,659	9,931
Foreign exchange	Non interest income	(73,275)	21,547	(89,682)	15,241
Interest rate swaps, caps, and options	Non interest income	(1)	(2,485)	(2)	(1,336)
	Net interest income	(242)	—	(500)	—
Other	Non interest income	(29,418)	7,733	(198,603)	33,081
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $29.3 million and $74.4 million, and $51.8 million and $103.1 million, net of tax, for the three months and six months ended June 30, 2025 and 2024, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $2.6 million and $5.0 million, and zero and zero , net of tax, for the three months and six months ended June 30, 2025 and 2024, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
June 30, 2025
Fair value hedges	$21,653	$—	$21,653	$(13,086)	$8,567
Cash flow hedges	65,859	—	65,859	(36,969)	28,890
Other derivative activities (1)	798,284	(2,836)	795,448	(77,810)	717,638
Total Derivative Assets	$885,796	$(2,836)	$882,960	$(127,865)	$755,095

December 31, 2024
Fair value hedges	$62,240	$—	$62,240	$(23,509)	$38,731
Cash flow hedges	45,816	—	45,816	(39,703)	6,113
Other derivative activities (1)	1,019,069	(5,145)	1,013,924	(238,021)	775,903
Total Derivative Assets	$1,127,125	$(5,145)	$1,121,980	$(301,233)	$820,747
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
June 30, 2025
Fair value hedges	$5,771	$—	$5,771	$(583)	$5,188
Cash flow hedges	80,508	—	80,508	(45,242)	35,266
Other derivative activities (1)	949,293	(2,836)	946,457	(43,427)	903,030
Total Derivative Liabilities	$1,035,572	$(2,836)	$1,032,736	$(89,252)	$943,484

December 31, 2024
Fair value hedges	$137	$—	$137	$—	$137
Cash flow hedges	143,947	—	143,947	(72,891)	71,056
Other derivative activities (1)	874,626	(5,145)	869,481	(29,281)	840,200
Total Derivative Liabilities	$1,018,710	$(5,145)	$1,013,565	$(102,172)	$911,393
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Financial assets:
U.S. Treasury securities	$514,117	$—	$—	$514,117	$304,440	$—	$—	$304,440
Corporate debt	—	13	—	13	—	13	—	13
ABS	—	942,029	—	942,029	—	748,033	—	748,033
Beneficial interest in Structured LLC	—	—	1,117,878	1,117,878	—	—	1,198,985	1,198,985
MBS	—	4,712,383	—	4,712,383	—	4,881,161	—	4,881,161
Investment in debt securities AFS (2)	$514,117	$5,654,425	$1,117,878	$7,286,420	$304,440	$5,629,207	$1,198,985	$7,132,632
Trading securities	3,082,785	12,971,196	156,547	16,210,528	2,150,785	8,165,771	6,267	10,322,823
RICs HFI (3)	—	—	6,890	6,890	—	—	9,039	9,039
LHFS (1)(4)	—	1,531,669	—	1,531,669	—	1,256,401	—	1,256,401
MSRs	—	—	81,842	81,842	—	—	90,958	90,958
Other assets - derivatives (2)	2,331	880,588	41	882,960	485	1,121,472	23	1,121,980
Total financial assets (5)	$3,599,233	$21,037,878	$1,363,198	$26,000,309	$2,455,710	$16,172,851	$1,305,272	$19,933,833
Financial liabilities:
Trading liabilities	2,733,699	291,254	—	3,024,953	2,220,496	240,117	—	2,460,613
Other liabilities - derivatives (2)	214	1,032,461	61	1,032,736	217	1,013,296	52	1,013,565
Total financial liabilities	$2,733,913	$1,323,715	$61	$4,057,689	$2,220,713	$1,253,413	$52	$3,474,178
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
(5) Approximately $1.4 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 5.2% of total assets measured at fair value on a recurring basis and approximately 0.8% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at June 30, 2025. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At June 30, 2025 and December 31, 2024, the balance of these loans serviced for others was $7.0 billion and $7.4 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

As a benchmark for the reasonableness of the residential MSRs' fair value, opinions of value from Brokers are obtained. Brokers provide a range of values based upon their own DCF calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from brokers. If the residential MSRs' fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value. MSRs are classified as Level 3.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.2 million and $4.3 million, respectively, at June 30, 2025.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.1 million and $6.0 million, respectively, at June 30, 2025.

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

NOTE 13. FAIR VALUE (continued)

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

NOTE 13. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for those assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	Three months ended June 30, 2025						Three months ended June 30, 2024
(in thousands)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$1,153,676	$7,921	$85,481	$(9)	$6,810	$1,253,879	$1,082,349	$12,494	$95,776	$(333)	$6,148	$1,196,434
Gains / (losses) in OCI	(25,105)	—	—	—	—	(25,105)	41,380	—	—	—	—	41,380
Gains/(losses) in earnings	—	—	(1,738)	(11)	36	(1,713)	—	—	2,931	187	2,612	5,730
Additions/Issuances	—	—	—	—	—	—	—	—	—	—	1,240	1,240
Transfer from Level 2	—	—	—	—	151,391	151,391	—	—	—	—	—	—
Settlements(1)	(10,693)	(1,031)	(1,901)	—	(1,690)	(15,315)	(3,090)	(1,121)	(2,409)	—	(2,104)	(8,724)
Balances, end of period	$1,117,878	$6,890	$81,842	$(20)	$156,547	$1,363,137	$1,120,639	$11,373	$96,298	$(146)	$7,896	$1,236,060
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(1,738)	$(11)	$36	$(1,713)	$—	$—	$2,931	$187	$2,612	$5,730

	Six months ended June 30, 2025						Six months ended June 30, 2024
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Other	Total
Balances, beginning of period	$1,198,985	$9,039	$90,958	$(29)	$6,267	$1,305,220	$—	$13,888	$94,266	$(596)	$552	$108,110
Gain / (losses) in OCI	(70,414)	—	—	—	—	(70,414)	17,911	—	—	—	—	17,911
Gains/(losses) in earnings	—	—	(4,806)	9	133	(4,664)	—	—	6,778	450	2,604	9,832
Additions/Issuances	—	—	—	—	50	50	—	—	—	—	1,705	1,705
Transfers from Level 2	—	—	—	—	152,403	152,403	1,122,510	—	—	—	5,577	1,128,087
Settlements (1)	(10,693)	(2,149)	(4,310)	—	(2,306)	(19,458)	(19,782)	(2,515)	(4,746)	—	(2,542)	(29,585)
Balances, end of period	$1,117,878	$6,890	$81,842	$(20)	$156,547	$1,363,137	$1,120,639	$11,373	$96,298	$(146)	$7,896	$1,236,060
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(4,806)	$9	$133	$(4,664)	$—	$—	$6,778	$450	$2,604	$9,832
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

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Impaired commercial LHFI	$—	$286,207	$58,311	$344,518	$—	$208,820	$35,030	$243,850
Foreclosed assets	—	32,329	—	32,329	—	74,759	—	74,759
Vehicle inventory	—	321,836	—	321,836	—	348,603	—	348,603
LHFS	—	—	124,241	124,241	—	—	77,552	77,552
Auto loans impaired due to bankruptcy	—	155,776	—	155,776	—	148,053	—	148,053

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Operations Location	2025	2024	2025	2024
Impaired LHFI	Credit loss expense / (benefit)	$3,309	$980	$(645)	$(2,526)
Foreclosed assets	Miscellaneous income, net (1)	(10,590)	(18)	(10,602)	(3,983)
LHFS	Credit loss expense / (benefit)	7,741	—	8,582	—
LHFS	Miscellaneous income, net (1)	—	(898)	49	(898)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	(1,425)	3,780	3,620	15,737
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at June 30, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,117,878	DCF	Discount spread	2.75% - 25.00% (13.19%)
			Loss estimate	0.00% - 89.09% (7.45%)
			Extension of loan(1)	0 or 60 months
MSRs	$81,842	DCF	CPR (2)	1.92% - 86.13% (7.02%)
			Discount rate (3)	9.77%
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
(1), (2), (3), (4) - See corresponding footnotes to the June 30, 2025 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	June 30, 2025					December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,154,208	$21,154,208	$21,154,208	$—	$—	$18,546,918	$18,546,918	$18,546,918	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	7,941,153	7,941,062	—	7,941,062	—	8,132,230	8,140,742	—	8,140,742	—
Investments in debt securities AFS	7,286,420	7,286,420	514,117	5,654,425	1,117,878	7,132,632	7,132,632	304,440	5,629,207	1,198,985
Investments in debt securities HTM	10,934,861	9,482,942	592,061	8,890,881	—	9,914,288	8,306,417	584,084	7,722,333	—
Trading securities and other investments (2)	16,215,607	16,215,606	3,082,785	12,976,274	156,547	10,327,823	10,327,823	2,150,785	8,170,771	6,267
LHFI, net	78,617,444	78,544,852	—	441,983	78,102,869	80,742,487	80,633,333	—	208,820	80,424,513
LHFS	1,655,909	1,655,910	—	1,531,669	124,241	1,333,953	1,333,953	—	1,256,401	77,552
Restricted cash	5,677,842	5,677,842	5,677,842	—	—	5,029,088	5,029,088	5,029,088	—	—
MSRs	81,842	81,842	—	—	81,842	90,958	90,958	—	—	90,958
Derivatives	882,960	882,960	2,331	880,588	41	1,121,980	1,121,980	485	1,121,472	23

Financial liabilities:
Deposits (1)	18,005,725	18,081,454	—	18,081,454	—	21,181,835	21,314,519	—	21,314,519	—
Federal funds purchased and securities loaned or sold under repurchase agreements	20,528,482	20,529,691	—	20,529,691	—	16,302,948	16,309,678	—	16,309,678	—
Trading liabilities	3,024,953	3,024,953	2,733,699	291,254	—	2,460,613	2,460,613	2,220,496	240,117	—
Borrowings and other debt obligations	42,131,088	41,970,329	—	36,923,249	5,047,080	44,010,910	44,327,760	—	38,394,469	5,933,291
Derivatives	1,032,736	1,032,736	214	1,032,461	61	1,013,565	1,013,565	217	1,013,296	52
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At June 30, 2025, the fair value of the underlying collateral was $41.0 billion before netting of $20.3 billion, all of which was sold or re-pledged.

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

LHFS

At June 30, 2025 and December 31, 2024, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2025			December 31, 2024
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,531,669	$1,483,277	$48,392	$1,256,401	$1,230,119	$26,282
RICs HFI	6,890	6,890	—	9,039	9,039	—
Nonaccrual loans	—	—	—	83	83	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $124.2 million and $77.6 million of LHFS valued on a non-recurring basis at June 30, 2025 and December 31, 2024, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Non-interest income:
Consumer and commercial fees	$127,382	$95,862	$235,798	$180,079
Lease income	418,981	559,284	884,709	1,152,730
Capital markets and foreign exchange income	132,982	98,303	228,711	214,274
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	21,674	19,547	38,976	33,297
BOLI	15,840	15,269	31,135	33,463
Net gain on operating leases	19,239	21,594	11,059	44,353
Asset and wealth management fees	86,097	66,506	171,195	147,109
Gain / (loss) on non-mortgage loans	1,017	(1,225)	2,921	(1,966)
Other miscellaneous income, net	25,874	56,668	82,389	1,034
Securities gains, net	21,663	64,021	61,922	129,187
Total non-interest income	$870,749	$995,829	$1,748,815	$1,933,560
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$31,813	$31,248	$63,236	$62,295
Commission and trailer fees (2)	88,202	63,307	168,927	140,369
Interchange income, net (2)	19,555	20,687	38,076	39,802
Underwriting service fees (2)	65,880	63,243	144,193	136,736
Asset and wealth management fees (2)	97,210	75,757	173,041	123,579
Other revenue from contracts with customers (2)	3,240	2,629	6,633	4,751
Total in-scope of revenue from contracts with customers	305,900	256,871	594,106	507,532
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	75,710	45,617	134,099	80,569
Lease income	418,981	559,284	884,709	1,152,730
Other miscellaneous income, net (3)	48,495	70,036	73,979	63,542
Securities gains, net	21,663	64,021	61,922	129,187
Total out-of-scope of revenue from contracts with customers	564,849	738,958	1,154,709	1,426,028
Total non-interest income	$870,749	$995,829	$1,748,815	$1,933,560
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Other expenses:
Amortization of intangibles	$8,723	$9,543	$17,773	$19,125
Deposit insurance premiums and other expenses	18,813	23,152	36,544	39,756
Other administrative and miscellaneous expenses	96,204	118,867	212,002	231,224
Total Other expenses	$123,740	$151,562	$266,319	$290,105

NOTE 15. INCOME TAXES

An income tax provision of $38.0 million and $54.9 million was recorded for the three months and six months ended June 30, 2025, compared to an income tax benefit of $49.8 million and $42.1 million for the corresponding periods in 2024. This resulted in an ETR of 7.1% and 6.0% for the three months and six months ended June 30, 2025, compared to (13.7)% and (5.9)% for the corresponding periods in 2024. The ETR for the three months and six months ended June 30, 2025, when compared to the same periods in 2024, was directly impacted by (i) an increase in forecasted pre-tax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

The Company had a net deferred tax asset balance of $474.4 million at June 30, 2025 (consisting of a federal deferred tax asset balance of $313.5 million and a state deferred tax asset balance of $160.9 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). The $110.1 million change in net deferred tax asset for the period ended June 30, 2025 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

In December 2021, a framework known as Pillar Two was established by the OECD. Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. Although it became effective for Spain in 2024, the Pillar Two framework will not be adopted by the U.S. per the G-7 statement on Global Minimum Tax issued on June 28, 2025. Accordingly, no incremental potential tax liability is expected for SHUSA.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, specifically bonus depreciation and research and development cost expensing, modifications to the international tax framework (e.g., Pillar 2) and significant changes to clean energy tax credits including the repeal of electric vehicle credits effective October 1, 2025. The Company is currently evaluating the impact of the OBBBA on our consolidated financial statements, including the effective tax rate and net deferred tax position in 2025 and future periods.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2025	December 31, 2024
	(in thousands)
Commitments to extend credit	$23,390,390	$24,202,682
Letters of credit	1,287,922	1,243,122
Recourse exposure on sold loans	4,795	5,669
Total commitments	$24,683,107	$25,451,473

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

Included within the reported balances for commitments to extend credit at June 30, 2025 and December 31, 2024 were $4.3 billion and $4.1 billion, respectively, of commitments that can be canceled by the Company without notice.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2025 was 8.2 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2025 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at June 30, 2025. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2025 and December 31, 2024, the liability related to unfunded lending commitments was $54.0 million and $47.9 million, respectively.

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of June 30, 2025, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2025 and December 31, 2024 not subject to a market price check was zero.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Legal and Regulatory Proceedings

The Company, including its subsidiaries, are and in the future periodically expects to be party to, or otherwise involved in, various claims, disputes, lawsuits, investigations, regulatory matters and other legal matters and proceedings that arise in the ordinary course of business. In view of the inherent difficulty of predicting the outcome of any such claim, dispute, lawsuit, investigation, regulatory matter and/or legal proceeding, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matters, if any. Accordingly, except as provided below, the Company is unable to reasonably estimate a range of its potential exposure, if any, to these claims, disputes, lawsuits, investigations, regulatory matters and other legal proceedings at this time. It is reasonably possible that actual outcomes or losses may differ materially from the Company's current assessments and estimates, and any adverse resolution of any of these matters against it could materially and adversely affect the Company's business, financial position, liquidity, and results of operations.

The Company establishes an accrued liability for legal and regulatory proceedings when those matters present material loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued that are reasonably possible.

As of June 30, 2025 and December 31, 2024, the Company accrued aggregate legal and regulatory liabilities of approximately $15.6 million and $18.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $38.2 million and $38.6 million as of June 30, 2025 and December 31, 2024, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former guaranteed auto protection products and services provider to SC, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending. On June 18, 2025, the court of appeals withdrew its previous opinion denying SC’s first motion for rehearing and issued a ‘clarifying’ opinion affirming the trial court’s judgment and denying both motions for rehearing. SC is reviewing the opinion.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Real Legacy Assurance ERISA Litigation. On April 13, 2020, participants of the Real Legacy Assurance Plan, a pension plan, filed an amended complaint adding SSLLC as a defendant to an ERISA putative class action pending against the owner of Real Legacy, Real Legacy Board members, the Plan’s trustee, actuaries, and other defendants, including Banco Popular. The case is pending in the United States District Court for the District of Puerto Rico and captioned Vega-Ortiz et al v. Cooperativa de Seguros Multiples de Puerto Rico, et al, Civ. No. 3:19-cv-02056. The amended complaint alleges that SSLLC served as an investment manager to the Real Legacy Assurance Plan and breached its fiduciary duties by failing to ensure that the plan was adequately funded. On November 24, 2021, the court denied each of the defendants’ motions to dismiss. On April 4, 2023, the court granted the plaintiffs' motion for class certification. In August 2024, plaintiffs and SSLLC filed a motion seeking preliminary approval of a settlement under which SSLLC will pay plaintiffs $400,000 in exchange for a full release. While Banco Popular objected to the settlement, it has now agreed to settle with other defendants and with the plaintiff. Two defendants remaining have not settled. SSLLC’s motion remains pending.

Santander Consumer USA Holdings Inc. Stockholders Litigation. A consolidated, certified class action litigation is pending in the Court of Chancery of the State of Delaware captioned In re Santander Consumer USA Holdings Inc. Stockholders Litigation, No. 2022-0689, filed by former SC shareholders against SHUSA, Santander and current and former SC directors and officers alleging breaches of fiduciary duty related to SHUSA’s January 2022 acquisition of the remaining minority shares of SC, allegedly resulting in a failure to fairly compensate the minority shareholders. On October 14, 2024, the defendants entered into a definitive settlement agreement resolving the litigation. The settlement agreement contemplates a combined payment by defendants of $162.5 million, inclusive of all attorneys' fees and expenses, and a full and complete release of all claims. Of such amount, a substantial majority will be covered by insurance. On December 17, 2024, the court approved the settlement, reserving judgment on the amount of an incentive award due to the lead plaintiff. On April 1, 2025, the court approved an incentive award of $0.5 million, reduced from the request for an award of $1.63 million. The incentive award will be paid from the fees previously awarded to plaintiffs' lawyers and does not affect the total settlement amount or have any additional financial impact on the Company. The matter was dismissed with prejudice to re-filing and the court has retained jurisdiction for purposes of the administration, interpretation, implementation and enforcement of the settlement and all other actions relating to the action and the settlement.

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

Mezzanine and Stockholder's Equity

During the second quarter of 2025, the Company acquired shares of Common stock from Santander to satisfy vested stock awards granted to SHUSA employees. The share price paid to Santander was in excess of the price at the grant date by approximately $21.5 million. The excess is recorded as a return of capital to Santander.

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

As of June 30, 2025, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the six months ended June 30, 2025, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $88.4 million.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $253.3 million and $256.9 million as of June 30, 2025 and December 31, 2024, respectively.

Repurchase Agreements

During the three months and six months ended June 30, 2025, SanCap entered into intercompany Securities Financing Activities with Santander and its affiliates. The gross principal amount outstanding on repurchase and reverse repurchase agreements, which do not eliminate in consolidation, was $1.5 billion and $268.2 million, respectively, at June 30, 2025. During the three months and six months ended June 30, 2025, the amount of income / expense related to this activity was negligible to the overall results of the Company and Santander.

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
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending, and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs, and retirement savings products. It also offers lending products such as credit cards and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts, and insurance products through a networking agreement with a consolidated affiliate.
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

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,607,477	$747,781	$219,520	$366,217	$766,517	$86,489	$(611,849)	$3,182,152
Interest expense	682,547	375,959	135,530	241,255	691,866	35,096	(461,522)	1,700,731
Fees and other income	70,055	72,754	17,565	13,340	160,770	97,047	20,237	451,768
Lease income	418,981	—	—	—	—	—	—	418,981
Credit loss expense / (benefit)	342,465	26,977	(674)	5,501	(472)	—	(930)	372,867
Lease expense	339,447	—	—	—	173	—	—	339,620
General, administrative and other expenses	300,125	371,201	46,999	40,999	209,833	66,592	68,229	1,103,978
Income/(loss) before income taxes	431,929	46,398	55,230	91,802	25,887	81,848	(197,389)	535,705
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,595,359	$752,144	$244,366	$389,059	$1,119,781	$89,369	$(685,043)	$3,505,035
Interest expense	672,106	376,036	155,043	260,111	1,093,655	35,728	(490,868)	2,101,811
Fees and other income	45,151	69,260	17,678	27,101	184,604	76,011	16,740	436,545
Lease income	559,284	—	—	—	—	—	—	559,284
Credit loss expense / (benefit)	447,990	31,007	(20,712)	32,700	(9,357)	—	(396)	481,232
Lease expense	429,750	—	—	—	165	—	—	429,915
General, administrative and other expenses	328,209	354,674	48,891	36,869	206,695	63,289	84,486	1,123,113
Income/(loss) before income taxes	321,739	59,687	78,822	86,480	13,227	66,363	(261,525)	364,793
(1) Refer to corresponding notes above.

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$3,240,740	$1,464,844	$446,406	$718,945	$1,479,144	$173,137	$(1,204,166)	$6,319,050
Interest expense	1,364,811	735,100	273,789	478,541	1,352,832	72,151	(897,619)	3,379,605
Fees and other income	89,735	134,510	35,178	33,023	352,871	191,540	27,249	864,106
Lease income	884,709	—	—	—	—	—	—	884,709
Credit loss expense / (benefit)	738,899	64,723	(6,693)	9,096	(5,787)	—	(1,428)	798,810
Lease expense	694,692	—	—	—	327	—	—	695,019
General, administrative and other expenses	599,482	754,151	94,271	76,962	414,051	136,885	200,127	2,275,929
Income/(loss) before income taxes	817,300	45,380	120,217	187,369	70,592	155,641	(477,997)	918,502
Total assets	57,819,687	9,405,940	3,828,217	23,272,226	32,180,085	7,880,066	37,732,364	172,118,585
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$3,143,268	$1,493,298	$489,137	$772,946	$2,030,076	$185,266	$(1,355,070)	$6,758,921
Interest expense	1,334,394	739,374	315,442	517,776	1,977,040	70,941	(976,777)	3,978,190
Fees and other income	22,861	130,608	31,748	36,054	349,455	159,743	50,361	780,830
Lease income	1,152,730	—	—	—	—	—	—	1,152,730
Credit loss expense / (benefit)	827,641	83,041	(42,106)	41,437	(22,100)	—	(1,684)	886,229
Lease expense	891,107	—	—	—	330	—	—	891,437
General, administrative and other expenses	676,230	706,589	95,589	70,262	400,114	130,159	141,928	2,220,871
Income/(loss) before income taxes	589,487	94,902	151,960	179,525	24,147	143,909	(468,176)	715,754
Total assets	62,772,505	11,407,704	4,157,530	23,638,261	29,268,574	7,454,963	29,011,421	167,710,958
(1) Refer to corresponding notes above.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2025 and 2024, was as follows:

	Six months ended June 30,
	2025	2024
	(in thousands)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$2,576	$14,887
Loans transferred from/(to) LHFI (from)/to LHFS, net	35,782	(9,147)
Transfer of financial interest in a VIE - Loans	244,693	—
Transfer of financial interest in a VIE - Borrowings	153,572	—
Unsettled purchases of investment securities	18,381	77,813
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	1,149,278	53,050

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

The Company specializes in banking and consumer finance. Its consumer financing is focused on vehicle finance, servicing of third-party vehicle financing, and delivering service to dealers and customers across the full credit spectrum. This includes indirect origination and servicing of vehicle loans and leases, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers, origination of vehicle loans through a web-based direct lending program, purchases of vehicle loans from other lenders, and servicing of automobile and recreational and marine vehicle portfolios for other lenders. The Company sells consumer vehicle loans and leases through flow agreements and, when market conditions are favorable, it accesses the ABS market through securitizations of consumer vehicle loans and leases.

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

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.1 billion and $1.2 billion at June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, SBNA serviced approximately $8.4 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at June 30, 2025 was 4.1% compared to 4.2% at March 31, 2025 and 4.1% one year ago. According to the U.S. Bureau of Labor Statistics, employment trended up in government, health care, and social assistance.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

June 30, 2025
Dow Jones Industrial Average	3.6%
S&P 500	5.5%
NASDAQ Composite	5.5%

At its June 2025 meeting, the FOMC maintained the federal funds rate target range at 4.25% - 4.50%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at June 30, 2025 was 4.23%, down from 4.57% at December 31, 2024.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
REGULATORY MATTERS

The activities of the Company and its subsidiaries are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston, and the CFPB. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the New York Department of Financial Services. Refer to the Company’s Annual Report on Form 10-K as of December 31, 2024 for more information on regulatory and supervisory matters affecting the Company and its subsidiaries.

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of June 30, 2025, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

Regulatory Capital Requirements

U.S. Basel III regulatory capital rules are applicable to both SHUSA and SBNA.

These rules include prompt corrective action thresholds that require banking organizations, including the Company and SBNA, to maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a minimum total capital ratio of 8.0% and a minimum leverage ratio, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter, of 4.0%. A further capital conservation buffer of 2.5% above these minimum ratios is required for banking institutions to make capital distributions, including paying dividends.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2025, SBNA met the criteria to be classified as “well-capitalized.”

CRA

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended June 30, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$19,735,954	$269,676	5.47%	$11,678,972	$209,085	7.16%	$60,591	$92,104	$(31,513)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	41,844,029	458,092	4.38%	62,867,307	844,136	5.37%	(386,044)	(248,844)	(137,200)
Federal funds sold and securities purchased under resale or similar agreements, netting	(31,273,322)			(51,947,016)
Federal funds sold and securities purchased under resale or similar agreements, net	10,570,707			10,920,291
AFS	7,247,822	97,768	5.40%	6,987,741	96,780	5.54%	988	3,078	(2,090)
HTM	9,787,766	59,259	2.42%	8,969,007	45,965	2.05%	13,294	4,465	8,829
Trading securities	15,218,235	189,745	4.99%	11,606,214	134,579	4.64%	55,166	44,403	10,763
Other investments	1,497,346	11,148	2.98%	1,337,949	12,241	3.66%	(1,093)	1,954	(3,047)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$64,057,830	$1,085,688	6.78%	$51,500,174	$1,342,786	10.43%	$(257,098)	$(102,840)	$(154,258)
LOANS (4):
C&I	8,432,900	94,983	4.51%	11,256,677	121,083	4.30%	(26,100)	(30,315)	4,215
CRE	8,971,513	156,199	6.96%	9,039,017	172,025	7.61%	(15,826)	(1,272)	(14,554)
Other commercial loans	7,992,083	101,413	5.08%	7,683,661	101,939	5.31%	(526)	6,651	(7,177)
Multifamily	9,680,216	112,058	4.63%	10,186,351	124,094	4.87%	(12,036)	(6,043)	(5,993)
Total commercial loans	35,076,712	464,653	5.30%	38,165,706	519,141	5.44%	(54,488)	(30,979)	(23,509)
Consumer loans:
Residential mortgages	5,503,501	56,525	4.11%	4,676,834	41,560	3.55%	14,965	7,908	7,057
Home equity loans and lines of credit	1,981,605	34,733	7.01%	2,301,129	45,369	7.89%	(10,636)	(5,899)	(4,737)
Total consumer loans secured by real estate	7,485,106	91,258	4.88%	6,977,963	86,929	4.98%	4,329	2,009	2,320
RICs and auto loans	44,528,839	1,490,184	13.39%	44,256,948	1,452,189	13.13%	37,995	8,997	28,998
Personal unsecured	1,643,478	53,310	12.97%	3,709,475	103,236	11.13%	(49,926)	(71,000)	21,074
Other consumer	28,144	(2,941)	(41.80)%	49,418	754	6.10%	(3,695)	(192)	(3,503)
Total consumer	53,685,567	1,631,811	12.16%	54,993,804	1,643,108	11.95%	(11,297)	(60,186)	48,889
Total loans	88,762,279	2,096,464	9.45%	93,159,510	2,162,249	9.28%	(65,785)	(91,165)	25,380
TOTAL EARNING ASSETS	152,820,109	3,182,152	8.33%	144,659,684	3,505,035	9.69%	(322,883)	(194,005)	(128,878)
Non-interest bearing assets (5)	22,156,320			24,490,953
TOTAL ASSETS	$174,976,429			$169,150,637
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,190,071	$39,822	1.31%	$12,686,043	$47,744	1.51%	$(7,922)	$(1,805)	$(6,117)
Savings	8,054,670	49,133	2.44%	4,093,640	1,961	0.19%	47,172	3,561	43,611
Money market	26,232,206	204,333	3.12%	24,679,902	209,143	3.39%	(4,810)	18,063	(22,873)
CDs	18,935,121	195,433	4.13%	20,400,244	260,169	5.10%	(64,736)	(17,744)	(46,992)
TOTAL INTEREST-BEARING DEPOSITS	65,412,068	488,721	2.99%	61,859,829	519,017	3.36%	(30,296)	2,075	(32,371)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	53,916,030	589,783	4.38%	71,668,738	965,341	5.39%	(375,558)	(213,805)	(161,753)
Federal funds purchased and securities sold under agreements to repurchase, netting	(31,273,322)			(51,947,016)
Federal funds purchased and securities sold under agreements to repurchase, net	22,642,708			19,721,722
Trading liabilities	3,139,139	33,552	4.28%	3,686,375	44,756	4.86%	(11,204)	(6,210)	(4,994)
FHLB advances	2,795,378	33,394	4.78%	3,628,583	44,986	4.96%	(11,592)	(10,010)	(1,582)
Other borrowings	41,007,801	555,281	5.42%	39,644,556	527,711	5.32%	27,570	17,827	9,743
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	69,585,026	1,212,010	6.97%	66,681,236	1,582,794	9.49%	(370,784)	(212,198)	(158,586)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	134,997,094	1,700,731	5.04%	128,541,065	2,101,811	6.54%	(401,080)	(210,123)	(190,957)
Non-interest bearing liabilities (6)	21,420,290			22,227,716
TOTAL LIABILITIES	156,417,384			150,768,781
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,559,045			16,381,856
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$174,976,429			$169,150,637
NET INTEREST SPREAD (7)			3.29%			3.15%
NET INTEREST MARGIN (8)			3.88%			3.88%
NET INTEREST INCOME		$1,481,421			$1,403,224

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$19,065,188	$514,482	5.40%	$11,923,995	$426,138	7.15%	$88,344	$149,399	$(61,055)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	40,941,326	898,967	4.39%	55,190,470	1,481,848	5.37%	(582,881)	(341,510)	(241,371)
Federal funds sold and securities purchased under resale or similar agreements, netting	(30,302,212)			(44,504,439)
Federal funds sold and securities purchased under resale or similar agreements, net	10,639,114			10,686,031
AFS	7,207,674	191,138	5.30%	7,020,576	194,672	5.55%	(3,534)	5,120	(8,654)
HTM	9,824,054	118,993	2.42%	8,974,901	90,793	2.02%	28,200	9,117	19,083
Trading securities	14,726,875	356,920	4.85%	11,302,851	263,271	4.66%	93,649	82,542	11,107
Other investments	1,509,011	21,853	2.90%	1,331,162	24,932	3.75%	(3,079)	4,420	(7,499)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$62,971,916	$2,102,353	6.68%	$51,239,516	$2,481,654	9.69%	$(379,301)	$(90,912)	$(288,389)
LOANS (4):
C&I	8,440,349	192,320	4.56%	11,587,387	227,847	3.93%	(35,527)	(86,704)	51,177
CRE	8,915,353	303,930	6.82%	8,990,356	341,890	7.61%	(37,960)	(2,824)	(35,136)
Other commercial loans	8,059,089	206,617	5.13%	7,609,508	201,374	5.29%	5,243	10,742	(5,499)
Multifamily	9,722,314	221,188	4.55%	10,286,540	251,079	4.88%	(29,891)	(13,388)	(16,503)
Total commercial loans	35,137,105	924,055	5.26%	38,473,791	1,022,190	5.31%	(98,135)	(92,174)	(5,961)
Consumer loans:
Residential mortgages	5,433,097	111,247	4.10%	4,723,666	83,323	3.53%	27,924	13,457	14,467
Home equity loans and lines of credit	2,016,836	71,225	7.06%	2,346,243	92,598	7.89%	(21,373)	(12,219)	(9,154)
Total consumer loans secured by real estate	7,449,933	182,472	4.90%	7,069,909	175,921	4.98%	6,551	1,238	5,313
RICs and auto loans	44,649,345	3,005,358	13.46%	44,162,671	2,862,405	12.96%	142,953	31,764	111,189
Personal unsecured	1,670,657	107,179	12.83%	3,811,570	215,141	11.29%	(107,962)	(142,585)	34,623
Other consumer	30,401	(2,367)	(15.57)%	52,866	1,610	6.09%	(3,977)	(424)	(3,553)
Total consumer	53,800,336	3,292,642	12.24%	55,097,016	3,255,077	11.82%	37,565	(110,007)	147,572
Total loans	88,937,441	4,216,697	9.48%	93,570,807	4,277,267	9.14%	(60,570)	(202,181)	141,611
TOTAL EARNING ASSETS	151,909,357	6,319,050	8.32%	144,810,323	6,758,921	9.33%	(439,871)	(293,093)	(146,778)
Non-interest bearing assets (5)	22,437,277			24,326,486
TOTAL ASSETS	$174,346,634			$169,136,809
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,225,428	$79,313	1.30%	$12,382,606	$93,169	1.50%	$(13,856)	$(1,204)	$(12,652)
Savings	7,155,772	80,553	2.25%	4,177,289	4,399	0.21%	76,154	5,209	70,945
Money market	26,016,271	402,327	3.09%	25,080,675	412,774	3.29%	(10,447)	16,593	(27,040)
CDs	19,589,812	415,110	4.24%	20,169,789	507,595	5.03%	(92,485)	(14,317)	(78,168)
TOTAL INTEREST-BEARING DEPOSITS	64,987,283	977,303	3.01%	61,810,359	1,017,937	3.29%	(40,634)	6,281	(46,915)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	52,593,348	1,151,625	4.38%	64,094,127	1,729,182	5.40%	(577,557)	(281,386)	(296,171)
Federal funds purchased and securities sold under agreements to repurchase, netting	(30,302,212)			(44,504,439)
Federal funds purchased and securities sold under agreements to repurchase, net	22,291,136			19,589,688
Trading liabilities	3,321,632	73,201	4.41%	3,560,346	83,835	4.71%	(10,634)	(5,453)	(5,181)
FHLB advances	3,284,109	78,278	4.77%	4,294,801	107,425	5.00%	(29,147)	(24,381)	(4,766)
Other borrowings	40,551,478	1,099,198	5.42%	39,445,608	1,039,811	5.27%	59,387	29,468	29,919
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	69,448,355	2,402,302	6.92%	66,890,443	2,960,253	8.85%	(557,951)	(281,752)	(276,199)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	134,435,638	3,379,605	5.03%	128,700,802	3,978,190	6.18%	(598,585)	(275,471)	(323,114)
Non-interest-bearing liabilities (6)	21,522,904			22,633,400
TOTAL LIABILITIES	155,958,542			151,334,202
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,388,092			15,802,607
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$174,346,634			$169,136,809
NET INTEREST SPREAD (7)			3.29%			3.15%
NET INTEREST MARGIN (8)			3.87%			3.84%
NET INTEREST INCOME		$2,939,445			$2,780,731
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
.

NET INTEREST INCOME

Net interest income increased $78.2 million and increased $158.7 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The most significant factors contributing to these changes were as follows:

•Interest income on loans decreased $65.8 million and decreased $60.6 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average loan volume of $91.2 million and an increase in average rates of $25.4 million. The six-month period change is attributable to a decrease in average loan volume of $202.2 million and an increase in average rates of $141.6 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A. The increases are also attributable to interest rate increases.
•Interest income on interest-earning deposits increased $60.6 million and increased $88.3 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to an increase in average interest-bearing deposits volume of $92.1 million and a decrease in average rates of $31.5 million. The six-month period change is attributable to an increase in average interest-bearing deposits volume of $149.4 million and a decrease in average rates of $61.1 million.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements decreased $386.0 million and decreased $582.9 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $248.8 million and a decrease in average rates of $137.2 million. The six-month period change is attributable to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $341.5 million and a decrease in average rates of $241.4 million.
•Interest income on investment securities increased $68.4 million and increased $115.2 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to an increase in average investment securities volume of $53.9 million and an increase in average rates of $14.5 million. The six-month period change is attributable to an increase in average investment securities volume of $101.2 million and an increase in average rates of $14.0 million. These changes are primarily driven by an increase in interest rates during the year.
•Interest expense on deposits and related customer accounts decreased $30.3 million and decreased $40.6 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributed to a decrease in average rates of $32.4 million offset by an increase in average interest-bearing deposit volume of $2.1 million. The six-month period change is attributable to an increase in average interest-bearing deposit volume of $6.3 million and a decrease in average rates of $46.9 million. The decrease in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds decreased $370.8 million and decreased $558.0 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average Securities Financing Activities and borrowed funds volume of $212.2 million and a decrease in average rates of $158.6 million. The six-month period change is attributable to a decrease in average Securities Financing Activities and borrowed funds volume of $281.8 million and a decrease in average rates of $276.2 million. Both changes were mostly attributable to a decrease in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $372.9 million and $798.8 million for the three months and six months ended June 30, 2025, compared to a credit loss expense of $481.2 million and $886.2 million for the corresponding periods in 2024. The lower credit loss expense during the three months and six months ended June 30, 2025 was mainly due to lower charge-offs, net of recoveries in RICs and auto loans, partially offset by the decrease in the ACL driven by the sale of certain RICs and auto loans.

Credit loss expense on commercial loans increased $6.0 million and increased $19.7 million for the three months and six months ended June 30, 2025 compared to the corresponding periods in 2024.

Credit loss expense on consumer loans decreased $117.2 million and decreased $120.9 million for the three months and six months ended June 30, 2025 compared to the corresponding periods in 2024 driven by the sale of certain RICs and auto loans.

The credit loss expense on unfunded credit losses for the three months and six months ended June 30, 2025 increased $2.8 million and increased $13.7 million compared to the corresponding periods in 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-INTEREST INCOME

	Three Months Ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$94,927	$78,524	$178,385	$133,010	$16,403	20.9%	$45,375	34.1%
Commercial fees	32,455	17,338	57,413	47,069	15,117	87.2%	10,344	22.0%
Lease income	418,981	559,284	884,709	1,152,730	(140,303)	(25.1)%	(268,021)	(23.3)%
Capital markets and foreign exchange income	132,982	98,303	228,711	214,274	34,679	35.3%	14,437	6.7%
Miscellaneous income, net	169,741	178,359	337,675	257,290	(8,618)	(4.8)%	80,385	31.2%
Securities gains, net	21,663	64,021	61,922	129,187	(42,358)	(66.2)%	(67,265)	(52.1)%
Total non-interest income	$870,749	$995,829	$1,748,815	$1,933,560	$(125,080)	(12.6)%	$(184,745)	(9.6)%

Total non-interest income decreased $125.1 million and $184.7 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily comprised of:

•Consumer fees increased $16.4 million and $45.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to an increase in consumer loan fees.
•Lease income decreased $140.3 million and $268.0 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, primarily driven by a lower number of active leased vehicle units and lower purchase option fees.
•Capital market revenue increased $34.7 million and $14.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to an increase in investment banking income.
•Miscellaneous income, net decreased $8.6 million and increased $80.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, discussed further below.
•Securities gains, net decreased $42.4 million and $67.3 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to a decrease in trading securities gains.

Miscellaneous income

	Three Months Ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$21,674	$19,547	$38,976	$33,297	$2,127	10.9%	$5,679	17.1%
BOLI	15,840	15,269	31,135	33,463	571	3.7%	(2,328)	(7.0)%
Net gain on operating leases	19,239	21,594	11,059	44,353	(2,355)	(10.9)%	(33,294)	(75.1)%
Asset and wealth management fees	86,097	66,506	171,195	147,109	19,591	29.5%	24,086	16.4%
Gain on sale of non-mortgage loans	1,017	(1,225)	2,921	(1,966)	2,242	183.0%	4,887	248.6%
Other miscellaneous income, net	25,874	56,668	82,389	1,034	(30,794)	(54.3)%	81,355	7,868.0%
Total miscellaneous income	$169,741	$178,359	$337,675	$257,290	$(8,618)	(4.8)%	$80,385	31.2%

Miscellaneous income decreased $8.6 million and increased $80.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily comprised of:

•A decrease in Net gain on operating leases, led by a shift in lease portfolio performance.
•A decrease in Other miscellaneous income / (loss), net quarter to date compared to 2024, which includes less gains on real estate owned. The year to date increase in Other miscellaneous income / (loss), net, compared to 2024 is driven by higher gains on securitization transactions and higher foreign exchange gains.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended June 30,		Six months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$508,991	$533,723	$1,073,147	$1,067,503	$(24,732)	(4.6)%	$5,644	0.5%
Occupancy and equipment expenses	172,371	159,279	357,651	316,829	13,092	8.2%	40,822	12.9%
Technology, outside services, and marketing expense	213,022	194,589	417,402	378,899	18,433	9.5%	38,503	10.2%
Loan expense	85,854	83,960	161,410	167,535	1,894	2.3%	(6,125)	(3.7)%
Lease expense	339,620	429,915	695,019	891,437	(90,295)	(21.0)%	(196,418)	(22.0)%
Other expenses	123,740	151,562	266,319	290,105	(27,822)	(18.4)%	(23,786)	(8.2)%
Total general, administrative and other expenses	$1,443,598	$1,553,028	$2,970,948	$3,112,308	$(109,430)	(7.0)%	$(141,360)	(4.5)%
Total general, administrative and other expenses decreased $109.4 million and $141.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The most significant factors contributing to these changes were as follows:

•Occupancy and equipment expenses increased $13.1 million and $40.8 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, due to higher depreciation expense.
•Technology, outside services, and marketing expense increased $18.4 million and $38.5 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, due to increasing technology costs related to continued banking system build-outs.
•Lease expense decreased $90.3 million and $196.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

An income tax provision of $38.0 million and $54.9 million was recorded for the three months and six months ended June 30, 2025, respectively, compared to a benefit of $49.8 million and $42.1 million for the corresponding periods in 2024. This resulted in an ETR of 7.1% and 6.0% for the three months and six months ended June 30, 2025, respectively, compared to (13.7)% and (5.9)% for the corresponding periods in 2024.

The ETR for the three months and six months ended June 30, 2025, when compared to the same periods in 2024, was directly impacted by (i) an increase in forecasted pretax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	June 30, 2025			June 30, 2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	1,607,477	747,781	2,355,258	1,595,359	752,144	2,347,503	7,755	0.3%
Interest expense	682,547	375,959	1,058,506	672,106	376,036	1,048,142	10,364	1.0%
Fees and other income	70,055	72,754	142,809	45,151	69,260	114,411	28,398	24.8%
Lease income	418,981	—	418,981	559,284	—	559,284	(140,303)	(25.1)%
Credit loss expense	342,465	26,977	369,442	447,990	31,007	478,997	(109,555)	(22.9)%
Lease expense	339,447	—	339,447	429,750	—	429,750	(90,303)	(21.0)%
General, administrative and other expenses	300,125	371,201	671,326	328,209	354,674	682,883	(11,557)	(1.7)%
Income before income taxes	431,929	46,398	478,327	321,739	59,687	381,426	96,901	25.4%

Six months ended	June 30, 2025			June 30, 2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	3,240,740	1,464,844	4,705,584	3,143,268	1,493,298	4,636,566	69,018	1.5%
Interest expense	1,364,811	735,100	2,099,911	1,334,394	739,374	2,073,768	26,143	1.3%
Fees and other income	89,735	134,510	224,245	22,861	130,608	153,469	70,776	46.1%
Lease income	884,709	—	884,709	1,152,730	—	1,152,730	(268,021)	(23.3)%
Credit loss expense	738,899	64,723	803,622	827,641	83,041	910,682	(107,060)	(11.8)%
Lease expense	694,692	—	694,692	891,107	—	891,107	(196,415)	(22.0)%
General, administrative and other expenses	599,482	754,151	1,353,633	676,230	706,589	1,382,819	(29,186)	(2.1)%
Income before income taxes	817,300	45,380	862,680	589,487	94,902	684,389	178,291	26.1%
Total assets	57,819,687	9,405,940	67,225,627	62,772,505	11,407,704	74,180,209	(6,954,582)	(9.4)%

The Company reported total income before income taxes related to its Consumer activities of $478.3 million and $862.7 million for the three months and six months ended June 30, 2025, respectively, compared to income before income taxes of $381.4 million and $684.4 million for the corresponding periods in 2024. The most significant drivers of these changes were:

•Fees and other income for Auto increased $24.9 million and increased $66.9 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily driven higher auto servicing fees and gains on securitization of loan portfolios.
•Lease income decreased $140.3 million and $268.0 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These changes where primarily driven by lower average auto lease volumes.
•Credit loss expense in Auto decreased $105.5 million and decreased $88.7 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These decreases were driven by lower loan volume and improved net charge-off rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Lease expense decreased $90.3 million and $196.4 million three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These changes where primarily driven by lower average auto lease balances.
•Total assets in Auto at June 30, 2025 decreased by $5.0 billion compared to the corresponding date in 2024. The decrease was driven by loan securitizations.
•Total assets in CBB at June 30, 2025 decreased by $2.0 billion compared to the corresponding date in 2024. The decrease was driven by portfolio runoff.

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	June 30, 2025			June 30, 2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$219,520	$366,217	$585,737	$244,366	$389,059	$633,425	$(47,688)	(7.5)%
Interest expense	135,530	241,255	376,785	155,043	260,111	415,154	(38,369)	(9.2)%
Fees and other income	17,565	13,340	30,905	17,678	27,101	44,779	(13,874)	(31.0)%
Credit loss expense / (benefit)	(674)	5,501	4,827	(20,712)	32,700	11,988	(7,161)	(59.7)%
General, administrative and other expenses	46,999	40,999	87,998	48,891	36,869	85,760	2,238	2.6%
Income before income taxes	55,230	91,802	147,032	78,822	86,480	165,302	(18,270)	(11.1)%

Six months ended	June 30, 2025			June 30, 2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$446,406	$718,945	$1,165,351	$489,137	$772,946	$1,262,083	$(96,732)	(7.7)%
Interest expense	273,789	478,541	752,330	315,442	517,776	833,218	(80,888)	(9.7)%
Fees and other income	35,178	33,023	68,201	31,748	36,054	67,802	399	0.6%
Credit loss expense / (benefit)	(6,693)	9,096	2,403	(42,106)	41,437	(669)	3,072	459.2%
General, administrative and other expenses	94,271	76,962	171,233	95,589	70,262	165,851	5,382	3.2%
Income before income taxes	120,217	187,369	307,586	151,960	179,525	331,485	(23,899)	(7.2)%
Total assets	3,828,217	23,272,226	27,100,443	4,157,530	23,638,261	27,795,791	(695,348)	(2.5)%

The Company reported total income before income taxes related to its Commercial activities of $147.0 million and $307.6 million for the three months and six months ended June 30, 2025, respectively, compared to income before income taxes of $165.3 million and $331.5 million for the corresponding periods in 2024. The most significant drivers of these changes were:

•Credit loss expense in CRE decreased $27.2 million and $32.3 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024. These decreases were due to improved portfolio performance.
•Credit loss expense in C&I increased $20.0 million and increased $35.4 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024. These increases were primarily due to prior year credit loss releases related to loan payoffs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$766,517	$1,119,781	$1,479,144	$2,030,076	$(353,264)	(31.5)%	$(550,932)	(27.1)%
Interest expense	691,866	1,093,655	1,352,832	1,977,040	(401,789)	(36.7)%	(624,208)	(31.6)%
Fees and other income	160,770	184,604	352,871	349,455	(23,834)	(12.9)%	3,416	1.0%
Credit loss expense / (benefit)	(472)	(9,357)	(5,787)	(22,100)	8,885	95.0%	16,313	73.8%
Lease expense	173	165	327	330	8	4.8%	(3)	(0.9)%
General, administrative and other expenses	209,833	206,695	414,051	400,114	3,138	1.5%	13,937	3.5%
Income before income taxes	25,887	13,227	70,592	24,147	12,660	95.7%	46,445	192.3%
Total assets			32,180,085	29,268,574			2,911,511	9.9%

CIB reported income before income taxes of $25.9 million and $70.6 million for the three months and six months ended June 30, 2025, respectively, compared to income before income taxes of $13.2 million and $24.1 million for the corresponding periods in 2024, respectively. Factors contributing to these changes were:

•Interest income decreased $353.3 million and $550.9 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases were due to Securities Financing activities.
•Interest expense decreased $401.8 million and $624.2 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases were primarily due to interest expense associated with Securities Financing activities.
•Total assets at June 30, 2025 increased $2.9 billion compared to the corresponding date in 2024. The increase was primarily due to trading inventory.

Wealth Management

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$86,489	$89,369	$173,137	$185,266	$(2,880)	(3.2)%	$(12,129)	(6.5)%
Interest expense	35,096	35,728	72,151	70,941	(632)	(1.8)%	1,210	1.7%
Fees and other income	97,047	76,011	191,540	159,743	21,036	27.7%	31,797	19.9%
General, administrative and other expenses	66,592	63,289	136,885	130,159	3,303	5.2%	6,726	5.2%
Income before income taxes	81,848	66,363	155,641	143,909	15,485	23.3%	11,732	8.2%
Total assets			7,880,066	7,454,963			425,103	5.7%

Wealth Management reported income before income taxes of $81.8 million and $155.6 million for the three months and six months ended June 30, 2025, respectively, compared to income before income taxes of $66.4 million and $143.9 million for the corresponding periods in 2024. The primary factors contributing to these changes were:

•Total fees and other income increased $21.0 million and $31.8 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods in 2024. These increases were primarily driven by additional transaction fees on increased securities transaction activity and higher foreign exchange client activity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$(611,849)	$(685,043)	$(1,204,166)	$(1,355,070)	$73,194	10.7%	$150,904	11.1%
Interest expense	(461,522)	(490,868)	(897,619)	(976,777)	29,346	6.0%	79,158	8.1%
Fees and other income	20,237	16,740	27,249	50,361	3,497	20.9%	(23,112)	(45.9)%
Credit loss expense / (benefit)	(930)	(396)	(1,428)	(1,684)	(534)	(134.8)%	256	15.2%
General, administrative and other expenses	68,229	84,486	200,127	141,928	(16,257)	(19.2)%	58,199	41.0%
(Loss) before income taxes	(197,389)	(261,525)	(477,997)	(468,176)	64,136	24.5%	(9,821)	(2.1)%
Total assets			37,732,364	29,011,421			8,720,943	30.1%

The Other category reported losses before income taxes of $197.4 million and $478.0 million for the three months and six months ended June 30, 2025, respectively, compared to losses before income taxes of $261.5 million and $468.2 million for the corresponding periods in 2024. The primary factors contributing to these changes were:

•Interest income increased $73.2 million and $150.9 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024. These increases were primarily in the investment portfolio and funds transfer pricing.
•Fees and other income increased $3.5 million and decreased $23.1 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024. These changes were primarily due to changes in mark-to-market hedge positions.
•General, administrative and other expenses decreased $16.3 million and increased $58.2 million for the three months and six months ended June 30, 2025, respectively, compared to the corresponding periods of 2024. These changes were primarily the result of timing in strategic investment and restructuring charges.
•Total assets at June 30, 2025 increased $8.7 billion compared to the corresponding date in 2024. The increase was primarily due to increased cash balances.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2025		December 31, 2024		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,976,420	10.6%	$8,624,800	9.9%	$351,620	4.1%
C&I	7,982,584	9.4%	8,386,344	9.6%	(403,760)	(4.8)%
Multifamily	9,530,801	11.2%	9,840,692	11.3%	(309,891)	(3.1)%
Other commercial	7,866,097	9.3%	7,608,933	8.7%	257,164	3.4%
Total commercial loans (1)	34,355,902	40.5%	34,460,769	39.5%	(104,867)	(0.3)%
Consumer loans secured by real estate:
Residential mortgages	4,231,201	5.0%	4,415,747	5.1%	(184,546)	(4.2)%
Home equity loans and lines of credit	1,925,620	2.3%	2,091,365	2.4%	(165,745)	(7.9)%
Total consumer loans secured by real estate	6,156,821	7.3%	6,507,112	7.5%	(350,291)	(5.4)%
Consumer loans not secured by real estate:
RICs and auto loans	42,860,119	50.2%	44,585,718	50.9%	(1,725,599)	(3.9)%
Personal unsecured loans	1,575,202	1.9%	1,715,727	2.0%	(140,525)	(8.2)%
Other consumer	26,100	0.1%	35,173	0.1%	(9,073)	(25.8)%
Total consumer loans	50,618,242	59.5%	52,843,730	60.5%	(2,225,488)	(4.2)%
Total LHFI	$84,974,144	100.0%	$87,304,499	100.0%	$(2,330,355)	(2.7)%
Total LHFI with:
Fixed	$60,126,380	70.8%	$62,085,179	71.1%	$(1,958,799)	(3.2)%
Variable	24,847,764	29.2%	25,219,320	28.9%	(371,556)	(1.5)%
Total LHFI	$84,974,144	100.0%	$87,304,499	100.0%	$(2,330,355)	(2.7)%
(1) As of June 30, 2025, the Company had $346.3 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans by Maturity and Interest Rate Sensitivity

	At June 30, 2025, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$86,279	$234,062	$55,369	$175,523	$551,233
C&I	65,308	867,929	350,795	17,855	1,301,887
Multifamily loans	750,195	4,461,002	1,748,690	—	6,959,887
Other commercial	545,689	1,851,015	1,213,685	—	3,610,389
Total Commercial	$1,447,471	$7,414,008	$3,368,539	$193,378	$12,423,396
Residential mortgages	1,254	35,140	547,284	4,370,211	4,953,889
Home equity loans and lines of credit	15,722	10,888	35,532	26,184	88,326
RICs and auto loans	599,784	25,631,921	16,628,413	1	42,860,119
Personal unsecured loans	19,629	912,815	250,813	—	1,183,257
Other consumer	1,574	18,074	2,657	3,795	26,100
Total Fixed Rates	$2,085,434	$34,022,846	$20,833,238	$4,593,569	$61,535,087
Variable Rates:
CRE loans	$3,824,951	$4,410,931	$323,355	$96,682	$8,655,919
C&I	919,429	5,466,945	434,400	25,138	6,845,912
Multifamily loans	1,070,652	1,288,347	213,023	981	2,573,003
Other commercial	4,087,232	168,476	—	—	4,255,708
Total Commercial	$9,902,264	$11,334,699	$970,778	$122,801	$22,330,542
Residential mortgages	235	3,034	92,736	413,376	509,381
Home equity loans and lines of credit	206	1,239	393,916	1,459,481	1,854,842
Personal unsecured loans	5,113	165,629	228,219	1,240	400,201
Other consumer	—	—	—	—	—
Total Variable Rates	$9,907,818	$11,504,601	$1,685,649	$1,996,898	$25,094,966
Total	$11,993,252	$45,527,447	$22,518,887	$6,590,467	$86,630,053

Commercial

Commercial loans decreased approximately $104.9 million, or 0.3%, from December 31, 2024 to June 30, 2025. This decrease was primarily attributable to a decrease in C&I loans of $403.8 million, and a decrease in Multifamily loans of $309.9 million, partially offset by an increase in CRE loans of $351.6 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $350.3 million from December 31, 2024 to June 30, 2025. The Company ceased origination of new residential mortgage and home equity loans in the first quarter of 2022.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI decreased $1.7 billion from December 31, 2024 to June 30, 2025. This decrease represents off-balance sheet securitizations and collections offset by new origination activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of June 30, 2025, 63.2% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.6% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $149.6 million from December 31, 2024 to June 30, 2025. This decrease was primarily attributable to run-off in the portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2025, the CRE and multifamily portfolios included the following:

	As of June 30, 2025
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,976,420	48.5%
Multifamily loans (1)	9,530,801	51.5%
Total CRE and multifamily loans	$18,507,221	100.0%
CRE loans by type
Multifamily construction	$4,283,853	23.1%
Office	1,583,986	8.6%
Retail	1,009,707	5.5%
Industrial	1,118,837	6.0%
Other	980,037	5.3%
Total	$8,976,420
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 75% of the total CRE and multifamily portfolio and 16.3% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 8.6% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 5.5% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was:

	As of June 30, 2025
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,187,699	28.0%
New Jersey	2,278,636	12.3%
Texas	1,637,151	8.8%
Massachusetts	1,579,760	8.5%
All other states	7,823,975	42.4%
Total	$18,507,221	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2025	December 31, 2024	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$252,932	$243,761	$9,171	3.8%
C&I	151,368	132,146	19,222	14.5%
Multifamily	295,064	226,448	68,616	30.3%
Other commercial	5,375	8,037	(2,662)	(33.1)%
Total commercial loans	704,739	610,392	94,347	15.5%

Consumer loans secured by real estate:
Residential mortgages	42,364	52,170	(9,806)	(18.8)%
Home equity loans and lines of credit	60,941	70,414	(9,473)	(13.5)%
Consumer loans not secured by real estate:
RICs and auto loans	2,291,647	2,241,575	50,072	2.2%
Personal unsecured loans	340	486	(146)	(30.0)%
Other consumer	15,495	15,198	297	2.0%
Total consumer loans	2,410,787	2,379,843	30,944	1.3%
Total non-accrual loans	3,115,526	2,990,235	125,291	4.2%

OREO	42,693	54,121	(11,428)	(21.1)%
Repossessed vehicles	226,781	249,209	(22,428)	(9.0)%
Foreclosed and other repossessed assets	1,770	25,182	(23,412)	(93.0)%
Total OREO and other repossessed assets	271,244	328,512	(57,268)	(17.4)%
Total non-performing assets	$3,386,770	$3,318,747	$68,023	2.0%

Past due 90 days or more as to interest or principal and accruing interest	$8,154	$8,796	$(642)	(7.3)%
Non-performing assets as a percentage of total assets	2.0%	2.0%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
ACL to total loan outstanding	7.4%	7.5%	7.3%
ACL	$6,410,718	$6,609,955	$6,770,975
Total loans outstanding	86,630,053	88,638,452	92,737,412
NPL to total loans outstanding	3.6%	3.4%	2.9%
NPL	$3,115,526	$2,990,235	$2,719,905
Total loans outstanding	86,630,053	88,638,452	92,737,412
ACL to NPL	205.8%	221.1%	248.9%
ACL	$6,410,718	$6,609,955	$6,770,975
NPL	3,115,526	2,990,235	2,719,905
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.1%	0.1%
NCOs during the period	$52,417	$46,530	$23,783
Average amount outstanding	35,137,105	37,540,690	38,473,791
Consumer	1.8%	4.1%	2.0%
NCOs during the period	$945,630	$2,273,449	$1,084,286
Average amount outstanding	53,800,336	54,808,673	55,097,016

Commercial NCOs during the period to average loans increased from June 30, 2024 to June 30, 2025. The increase in NCOs was primarily in CRE loans. Consumer NCOs during the period to average loans decreased from June 30, 2024 to June 30, 2025. This decrease was primarily due to the sale of certain loans in the Consumer portfolio.

Commercial

Commercial NPLs increased $94.3 million from December 31, 2024 to June 30, 2025. Commercial NPLs accounted for 2.1% of commercial LHFI at June 30, 2025. The change in commercial NPLs was primarily comprised of an increase of $68.6 million in the Multifamily portfolio, an increase of $9.2 million in the CRE portfolio, and an increase of $19.2 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $48.9 million, or 47.3%, of non-performing consumer loans secured by real estate at June 30, 2025, compared to $55.4 million, or 45.2%, at December 31, 2024.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $50.1 million from December 31, 2024 to June 30, 2025. Non-performing RICs and auto loans accounted for 5.3% and 5.0% of total RICs and auto loans at June 30, 2025 and December 31, 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $146.0 thousand from December 31, 2024 to June 30, 2025. Non-performing personal unsecured loans accounted for 0.02% and 0.03% of total personal unsecured loans at June 30, 2025 and December 31, 2024, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $167.0 million and $178.2 million at June 30, 2025 and December 31, 2024, respectively. Early stage delinquency consumer loans amounted to $5.6 billion and $5.5 billion at June 30, 2025 and December 31, 2024, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $22.9 million from December 31, 2024 to June 30, 2025. The main driver of this is the increase in past due loans in the Commercial portfolio.

Loan Modifications

During the three months and six months ended June 30, 2025, the Company provided loan modifications to customers with an amortized cost basis at June 30, 2025 of $1.5 billion, compared to $871.3 million for the corresponding period in 2024. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the three months and six months ended June 30, 2025 compared to the corresponding periods in 2024 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
ACL

The Company's ACL was $6.4 billion at June 30, 2025, a decrease of $199.2 million from December 31, 2024. The decrease in the ACL was primarily driven by the sale of certain RICs and auto loans and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $153.3 million and the ACL for the commercial segment decreased $45.9 million for the period ended June 30, 2025 compared to the period ended December 31, 2024. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $47.9 million at December 31, 2024 to $54.0 million at June 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	June 30, 2025	December 31, 2024
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,451,734	$3,358,438
FNMA and FHLMC securities	1,774,766	1,827,163
Beneficial interest in Structured LLC	1,117,878	1,198,985
Other securities (1)	942,042	748,046
Total investment securities AFS	7,286,420	7,132,632
Investment securities HTM:
U.S. Treasury securities, government agencies, and other securities (1)	9,288,589	8,361,402
FNMA and FHLMC securities	1,646,272	1,552,886
Total investment securities HTM	10,934,861	9,914,288
Trading securities	16,210,528	10,322,823
Other investments	1,481,659	1,549,634
Total investment portfolio	$35,913,468	$28,919,377
(1) Other securities primarily include ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	June 30, 2025	December 31, 2024	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$514,117	$304,440	$209,677	68.9%
Corporate debt securities	13	13	—	—%
ABS	942,029	748,033	193,996	25.9%
Beneficial interest in Structured LLC	1,117,878	1,198,985	(81,107)	(6.8)%
MBS(1):
GNMA - Residential	2,452,895	2,565,297	(112,402)	(4.4)%
GNMA - Commercial	484,722	488,701	(3,979)	(0.8)%
FHLMC and FNMA - Residential	1,692,832	1,741,256	(48,424)	(2.8)%
FHLMC and FNMA - Commercial	81,934	85,907	(3,973)	(4.6)%
Total investments in debt securities AFS	$7,286,420	$7,132,632	$153,788	2.2%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the unrealized gain / (loss) position of the AFS investment portfolio.

(in thousands)	June 30, 2025	December 31, 2024	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(771,048)	$(801,722)	$30,674	(3.8)%
Total unrealized gain	35,022	100,737	(65,715)	(65.2)%
Total unrealized gain/(loss) position	$(736,026)	$(700,985)	$(35,041)	5.0%

The change in unrealized gains is primarily related to the beneficial interest in the Structured LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2025 was approximately 7.10 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at June 30, 2025 was approximately 4.30 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 406 investment securities classified as HTM as of June 30, 2025. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2025:

	June 30, 2025
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,623,026	$1,441,465
FHLMC	2,134,197	1,886,826
GNMA (1)	10,855,344	9,026,201
Total	$14,612,567	$12,354,492
(1) Includes U.S. government agency MBS.

GOODWILL

At June 30, 2025, goodwill totaled $2.8 billion and represented 1.6% of total assets and 16.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the second quarter of 2025, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $474.4 million at June 30, 2025 (consisting of a federal deferred tax asset balance of $313.5 million and a state deferred tax asset balance of $160.9 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

Tax Legislative Update

In December 2021, a framework known as Pillar Two was established by the OECD. Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. Although it became effective for Spain in 2024, the Pillar Two framework has not been adopted by the U.S. per the G-7 statement on Global Minimum Tax issued on June 28, 2025. Accordingly, no incremental potential tax liability is expected for SHUSA.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, specifically bonus depreciation and research and development cost expensing, modifications to the international tax framework (e.g., Pillar 2) and significant changes to clean energy tax credits including the repeal of electric vehicle credits effective October 1, 2025. We are in the process of evaluating the impact of OBBBA on our consolidated financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
DEPOSITS

The Company reported deposits of $80.3 billion and $78.1 billion at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, SBNA had $79.4 billion of U.S.-based deposits, including $4.8 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $29.2 billion and $27.9 billion at June 30, 2025 and December 31, 2024, respectively, and represented approximately 37% and 36% of all U.S. deposits at June 30, 2025 and December 31, 2024, respectively.

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

The following shows the Company's deposits by business as of June 30, 2025:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$44,623,124	$10,689,027	$3,702,497	$3,173,851	$4,209,374	$66,397,873
Non-interest-bearing demand deposits	8,292,612	3,056,372	82,861	2,445,266	10,305	13,887,416
Total deposits (1)	$52,915,736	$13,745,399	$3,785,358	$5,619,117	$4,219,679	$80,285,289
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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2025 and 2024, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2025 and 2024, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at June 30, 2025:

	SHUSA

	June 30, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.84%	6.50%	4.50%
Tier 1 capital ratio	14.65%	8.00%	6.00%
Total capital ratio	16.76%	10.00%	8.00%
Leverage ratio	9.37%	5.00%	4.00%

	SBNA

	June 30, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	18.77%	6.50%	4.50%
Tier 1 capital ratio	18.77%	8.00%	6.00%
Total capital ratio	20.02%	10.00%	8.00%
Leverage ratio	12.02%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2024, the Company had $5.5 billion of notional in fair value hedges which decreased to $5.4 billion at June 30, 2025. Refer to Note 12 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the six months ended June 30, 2025, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on SC's SDART platform for approximately $4.1 billion
•securitizations on SC's DRIVE platform for approximately $1.3 billion
•lease securitizations on SBNA's SBALT platform for approximately $860.4 million
•secured amortizing notes on SC's SCARF platform for approximately $532.5 million
•off-balance sheet securitizations on SBNA's SBAT platform for approximately $1.2 billion

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At June 30, 2025, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	June 30, 2025			March 31, 2025
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$18,506,278			$18,888,548
Liquidity from released government deposit collateral (1)	2,531,032	—	2,531,032	2,399,755	—	2,399,755
Liquidity from unencumbered securities	3,260,439	—	3,260,439	2,673,999	—	2,673,999
FHLB	15,553,919	2,524,412	13,029,507	15,779,924	3,202,605	12,577,319
FRB:
Discount window	10,693,188	—	10,693,188	12,164,630	—	12,164,630
Total available liquidity			$48,020,444			$48,704,251
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At June 30, 2025, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $31.7 billion. This amount represented 39.5% of total deposits at June 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash, cash equivalents, and restricted cash

	Six months ended June 30,		YTD Change
(in thousands)	2025	2024	Increase/(Decrease)
Net cash flows from operating activities	$(1,943,290)	$(1,021,539)	$(921,751)
Net cash flows from investing activities	653,032	(1,545,570)	2,198,602
Net cash flows from financing activities	4,546,302	2,014,671	2,531,631

Cash flows from operating activities

Net cash flow from operating activities decreased by $921.8 million from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily due to the change in net trading activity and an increase in originations and purchases of LHFS, offset by an increase in proceeds from the sales of and collections on LHFS during the six months ended June 30, 2025.

Cash flows from investing activities

Net cash flow from investing activities increased by $2.2 billion from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily driven by the net change in loans other than purchases and sales and a decrease in the purchases and originations of operating leases.

Cash flows from financing activities

Net cash flow from financing activities increased by $2.5 billion from the six months ended June 30, 2024 to the six months ended June 30, 2025, primarily driven by the net change in deposits and net change in Securities Financing Activities, offset by the net change in net borrowings activity.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $1.0 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of June 30, 2025, there was an outstanding balance of $285.0 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $4.9 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of June 30, 2025, there was an outstanding balance of $3.5 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of June 30, 2025, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $21.0 billion.

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

At June 30, 2025, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of June 30, 2025, the Company had total contractual cash obligations of $87.7 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $80.3 billion, secured and other financing of $28.6 billion, short-term repurchase agreements of $20.5 billion and long-term unsecured debt of $13.6 billion, as well as cash flows from continuing operations. Additionally, on June 30, 2025, the Company had $48.0 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $24.7 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $8.8 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of June 30, 2025, the Company had 530,391,043 shares of common stock outstanding.

During the six months ended June 30, 2025, the Company paid dividends of zero on its common stock and paid $88.4 million of dividends on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2025 and December 31, 2024:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2025	December 31, 2024
Down 200 basis points	(3.79)%	(4.53)%
Down 100 basis points	(1.69)%	(2.12)%
Up 100 basis points	1.50%	1.89%
Up 200 basis points	2.85%	3.71%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2025 and December 31, 2024.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2025	December 31, 2024
Down 200 basis points	4.19%	3.02%
Down 100 basis points	3.66%	2.93%
Up 100 basis points	(5.28)%	(4.22)%
Up 200 basis points	(11.10)%	(8.88)%

As of June 30, 2025, the Company’s profile reflected an increase of MVE of 3.66% for downward parallel interest rate shocks of 100 basis points and a decrease of 5.28% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). NMD sensitivity increased as rates declined and duration extended, driven by growth in OpenBank deposits. This decreased overall MVE sensitivity as it offset more sensitivity on the asset side.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Santander UK holds nine blocked accounts for six customers that are currently designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander UK on these accounts for the six months ended June 30, 2025 were negligible relative to the overall profits of Santander.

•Santander Consumer Finance, S.A. holds through its Belgian branch seven blocked correspondent accounts for an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program. The accounts have been blocked since 2008. No revenues or profits were generated by the Belgian branch on these accounts in the six months ended June 30, 2025.

•Santander Brasil holds three blocked accounts for three customers with domicile in Brazil designated by the U.S. under the SDGT sanctions program. Revenues and profits generated by Santander Brasil on these accounts in the six months ended June 30, 2025 were negligible relative to the overall profits of Santander.

•Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions program (standby letters of credit to guarantee the obligations, either under tender documents or under contracting agreements, of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2025 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

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

(3.4)	Bylaws of Santander Holdings USA, Inc. (filed herewith)

(4.1)	Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	Inline XBRL Instance Document (Filed herewith)

(101.SCH)	Inline XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	July 30, 2025	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	July 30, 2025	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President