Form 10-Q
period 2025-09-30
Santander Holdings USA, Inc.
filed 2025-11-03
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
Number of shares of common stock outstanding at October 31, 2025: 530,391,043 shares

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
•Investments SHUSA makes in non-publicly traded securities of startup and small companies that we may not be able to reduce or exit quickly and that may as a result reduce compensation we receive for such investments in such an event;
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

ABS: Asset-backed securities	Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD
ACL: Allowance for credit losses	EFG: Enterprise Financial Group
AFS: Available-for-sale	EIR: Effective interest rate
ALLL: Allowance for loan and lease losses	ERISA: Employee Retirement Security Act of 1974, as amended
AOCI: Accumulated other comprehensive income	ESG: Environmental, Social, and Governance
ASC: Accounting Standards Codification	ETR: Effective tax rate
ASU: Accounting Standards Update	Evaluation Date: September 30, 2025
ATM: Automated teller machine	Exchange Act: Securities Exchange Act of 1934, as amended
BHC: Bank holding company	Expanded Risk-Based Approach: New approach for calculating risk-weighted assets proposed by the federal banking agencies
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
Broker-Dealers: SanCap and SSLLC	FDIA: Federal Deposit Insurance Corporation Improvement Act
BSI: Banco Santander International	FDIC: Federal Deposit Insurance Corporation
C&I: Commercial and Industrial Banking	Federal Reserve: Board of Governors of the Federal Reserve System
Capital Proposal: Proposed revisions to capital rules issued by federal banking agencies on July 27, 2023	FHLB: Federal Home Loan Bank
CBB: Consumer and Business Banking	FHLMC: Federal Home Loan Mortgage Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FICO®: Fair Isaac Corporation credit scoring model
CD: Certificate of deposit	FNMA: Federal National Mortgage Association
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FOMC: Federal Open Market Committee
CEO: Chief Executive Officer	FRB: Federal Reserve Bank
CET1: Common equity Tier 1	FTP: Funds transfer pricing
CEVF: Commercial equipment vehicle financing	FVO: Fair value option
CFPB: Consumer Financial Protection Bureau	GAAP: Accounting principles generally accepted in the United States of America
CFO: Chief Financial Officer	GDP: Gross domestic product
CFTC: Commodity Futures Trading Commission	GNMA: Government National Mortgage Association
CIB: Corporate and Investment Banking	GSIB: Globally systemically important bank
CID: Civil investigative demand	HFI: Held-for-investment
CLTV: Combined loan-to-value	HFS: Held-for-sale
CME: Chicago Mercantile Exchange	HPI: Housing Price Index
Company: Santander Holdings USA, Inc.	HTM: Held-to-maturity
Covered Fund: a hedge fund or a private equity fund	IBOR: Inter-bank offered rate
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	IDI: Insured depository institution
CPR: Constant prepayment rate	IHC: U.S. intermediate holding company
CRA: Community Reinvestment Act	IRS: Internal Revenue Service
CRE: Commercial Real Estate	ISDA: International Swaps and Derivatives Association, Inc.
DCF: Discounted cash flow	IT: Information technology
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	LBO: Large banking organizations with assets of $100 billion or more
DIF: Deposit Insurance Fund	LCR: Liquidity coverage ratio
DOJ: Department of Justice	LGD: Loss given default
DPD: Days past due	LHFI: Loans held for investment
DRIVE: Drive Auto Receivables Trust, a securitization platform	LHFS: Loans held for sale
DTI: Debt-to-income	LIBOR: London Interbank Offered Rate
EAD: Exposure at default	LIHTC: Low income housing tax credit
LTD: Long-term debt
LTV: Loan-to-value

MBS: Mortgage-backed securities	SBALT: SBNA Auto Lease Trust
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SBAT: SBNA Auto Receivable Trust
MMNA: Mitsubishi Motors North America, Inc.	SBNA or the Bank: Santander Bank, National Association
Moody’s: Moody's Investors Service, Inc.	SC: Santander Consumer USA Holdings Inc. and its subsidiaries
MPLFA: Master private-label financing agreement with Stellantis	SCARF: Santander Consumer Auto Receivables Funding
MSR: Mortgage servicing right	SCART: Santander Consumer Auto Receivables Trust
MVE: Market value of equity	SCB: Stress capital buffer
NCI: Non-controlling interest	SCF: Statement of cash flows
NCO: Net charge-off	SDART: Santander Drive Auto Receivables Trust
NFA: National Futures Association	SDGT: Specially Designated Global Terrorist
NMDs: Non-maturity deposits	SEC: Securities and Exchange Commission
NMTC: New market tax credits	Securities Act: Securities Act of 1933, as amended
NOI: Net operating income	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
NPL: Non-performing loan	SHUSA: Santander Holdings USA, Inc.
NPR: Notice of proposed rule-making	SOFR: Secured overnight financing rate
OBBBA - One Big Beautiful Bill Act	SPE: Special purpose entity
OCC: Office of the Comptroller of the Currency	SSLLC: Santander Securities LLC
OCI: Other comprehensive income	Stellantis: Fiat Chrysler Automobiles U.S. LLC parent Stellantis N.V. and/or any affiliates
OECD: Organization for Economic Cooperation and Development	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OEM: Original equipment manufacturer	TDR: Troubled debt restructuring
OIS: Overnight indexed swap	TLAC: Total loss-absorbing capacity
OREO: Other real estate owned	TLAC Rule: The Federal Reserve's TLAC rule
Parent Company: The parent holding company of SBNA and other consolidated subsidiaries	Trusts: Securitization trusts
PD: Probability of default
UK Limited Partnership: SHUSA's investment in a United Kingdom limited partnership formed to invest in early-stage financial technology companies. The transaction involved a transfer of ownership between entities under common control

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
Santander: Banco Santander, S.A.
Santander UK: Santander UK plc

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$15,708,891	$18,546,918
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,515,777	8,132,230
Investment securities:
AFS at fair value (amortized cost of $8,146,642 and $7,833,617 as of September 30, 2025 and December 31, 2024, respectively)	7,461,372	7,132,632
Trading securities	16,553,573	10,322,823
HTM (fair value of $10,404,901 and $8,306,417 as of September 30, 2025 and December 31, 2024, respectively)	11,797,677	9,914,288
Other investments	2,376,186	1,549,634
LHFI (1)	84,550,188	87,304,499
ALLL	(6,148,617)	(6,562,012)
Net LHFI(5)	78,401,571	80,742,487
LHFS (2)	1,567,815	1,333,953
Premises and equipment, net (3)	963,047	986,953
Operating lease assets, net (5)(6)	9,543,028	11,667,951
Goodwill	2,766,665	2,766,665
Intangible assets, net	222,149	248,920
BOLI	2,046,290	2,013,692
Restricted cash (5)	5,338,444	5,029,088
Other assets (4) (5)	4,852,479	4,860,516
TOTAL ASSETS	$168,114,964	$165,248,750
LIABILITIES
Accounts payables and accrued expenses	$6,039,643	$5,244,272
Deposits and other customer accounts (includes $580,460 and zero of deposits held for sale as of September 30, 2025 and December 31, 2024, respectively)	76,360,591	78,114,605
Federal funds purchased and securities loaned or sold under repurchase agreements	21,297,036	16,302,948
Trading liabilities	3,269,470	2,460,613
Borrowings and other debt obligations (5)	40,886,853	44,010,910
Advance payments by borrowers for taxes and insurance	188,448	150,777
Other liabilities (5)	1,110,587	1,289,098
TOTAL LIABILITIES	149,152,628	147,573,223
Commitments and contingencies (Note 16)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2025 and December 31, 2024, respectively)	17,314,362	17,335,889
Accumulated other comprehensive loss, net of tax	(596,828)	(717,700)
Retained earnings / (accumulated deficit)	244,802	(942,662)
TOTAL STOCKHOLDER'S EQUITY	16,962,336	15,675,527
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$168,114,964	$165,248,750
(1) Includes $5.8 million and $9.0 million of loans recorded at fair value at September 30, 2025 and December 31, 2024, respectively.
(2) Includes $1.5 billion and $1.3 billion of loans recorded at the FVO at September 30, 2025 and December 31, 2024, respectively.
(3) Net of accumulated depreciation of $2.7 billion and $2.5 billion at September 30, 2025 and December 31, 2024, respectively.
(4) Includes MSRs of $81.0 million and $91.0 million at September 30, 2025 and December 31, 2024, respectively, for which the Company has elected the FVO.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At September 30, 2025 and December 31, 2024, net LHFI included $24.1 billion and $24.6 billion, Operating leases assets, net included $9.5 billion and $11.7 billion, restricted cash included $759.6 million and $706.6 million, Other assets included $636.3 million and $693.1 million, Borrowings and other debt obligations included $25.6 billion and $26.2 billion, and Other liabilities included $81.7 million and $99.6 million of assets or liabilities, respectively, that were included within VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $3.1 billion at September 30, 2025 and December 31, 2024, respectively.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
INTEREST INCOME:
Loans	$2,093,139	$2,166,424	$6,309,836	$6,443,691
Interest-earning deposits	231,214	222,492	745,696	648,631
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	414,452	728,670	1,313,419	2,210,518
Investment securities:
AFS	97,893	93,057	289,031	287,729
HTM	77,648	54,371	196,642	145,165
Trading securities	209,663	150,944	566,583	414,215
Other investments	9,319	10,372	31,172	35,304
TOTAL INTEREST INCOME	3,133,328	3,426,330	9,452,379	10,185,253
INTEREST EXPENSE:
Deposits and other customer accounts	460,813	527,556	1,438,116	1,545,493
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	567,609	860,769	1,719,233	2,589,950
Interest expense on trading liabilities	36,258	45,507	109,459	129,342
Borrowings and other debt obligations	549,473	609,471	1,726,949	1,756,708
TOTAL INTEREST EXPENSE	1,614,153	2,043,303	4,993,757	6,021,493
NET INTEREST INCOME	1,519,175	1,383,027	4,458,622	4,163,760
Credit loss expense	368,066	431,339	1,166,876	1,317,569
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,151,109	951,688	3,291,746	2,846,191
NON-INTEREST INCOME:
Consumer and commercial fees	127,894	104,948	363,691	285,027
Capital markets and foreign exchange income	153,768	102,075	382,479	316,349
Lease income	394,740	535,872	1,279,449	1,688,602
Miscellaneous income, net (1)	144,188	7,099	481,864	264,388
TOTAL FEES AND OTHER INCOME	820,590	749,994	2,507,483	2,554,366
Securities gains, net	53,169	55,117	115,091	184,304
TOTAL NON-INTEREST INCOME	873,759	805,111	2,622,574	2,738,670
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	533,951	532,890	1,607,098	1,600,393
Occupancy and equipment expenses	167,650	157,017	525,301	473,847
Technology, outside service, and marketing expense	202,601	196,345	620,003	575,244
Loan expense	101,561	87,287	262,971	254,822
Lease expense	335,561	442,947	1,030,580	1,334,384
Other expenses	137,545	179,221	403,866	469,325
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,478,869	1,595,707	4,449,819	4,708,015
INCOME BEFORE INCOME TAX	545,999	161,092	1,464,501	876,846
Income tax provision / (benefit)	89,628	(32,187)	144,512	(74,254)
NET INCOME	$456,371	$193,279	$1,319,989	$951,100
(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
NET INCOME	$456,371	$193,279	$1,319,989	$951,100
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	19,960	71,122	89,330	174,194
Net unrealized gains on investment in debt securities, net of tax	41,867	147,796	16,415	198,663
Other	61	449	15,127	1,105
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	61,888	219,367	120,872	373,962
COMPREHENSIVE INCOME	$518,259	$412,646	$1,440,861	$1,325,062

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2025	530,391	$17,314,362	$(658,716)	$(167,394)	$16,488,252	$2,000,000
Comprehensive income	—	—	61,888	456,371	518,259	—
Dividends declared and payable on preferred stock	—	—	—	(44,175)	(44,175)	—
Balance, September 30, 2025	530,391	$17,314,362	$(596,828)	$244,802	$16,962,336	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2024	530,391	$17,335,889	$(910,973)	$(298,890)	$16,126,026	$2,000,000
Comprehensive income	—	—	219,367	193,279	412,646	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Balance, September 30, 2024	530,391	$17,335,889	$(691,606)	$(149,786)	$16,494,497	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	120,872	1,319,989	1,440,861	—
Dividends declared and paid on preferred stock	—	—	—	(88,350)	(88,350)	—
Dividends declared and payable on preferred stock	—	—	—	(44,175)	(44,175)	—
Stock compensation	—	(21,527)	—	—	(21,527)	—
Balance, September 30, 2025	530,391	$17,314,362	$(596,828)	$244,802	$16,962,336	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	373,962	951,100	1,325,062	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(132,752)	(132,752)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	—
Balance, September 30, 2024	530,391	$17,335,889	$(691,606)	$(149,786)	$16,494,497	$2,000,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,319,989	$951,100
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,166,876	1,317,569
Deferred tax benefit	(142,850)	(317,232)
Depreciation, amortization and accretion	1,891,916	1,968,333
Net gain on sale or disposal of loans, investment securities, and other assets	(132,552)	(36,956)
Originations and purchases of LHFS	(4,721,443)	(2,310,819)
Proceeds from sales of and collections on LHFS	4,138,380	1,319,940
Net change in:
Trading securities and trading liabilities, net	(5,321,947)	(3,383,714)
Other assets and BOLI	681	(917,270)
Other liabilities	714,142	145,986
Other operating activities, net	(7,380)	(10,339)
NET CASH USED IN OPERATING ACTIVITIES	(1,094,188)	(1,273,402)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	300,354	200,344
Proceeds from prepayments and maturities of AFS investment securities	605,937	587,985
Purchases of AFS investment securities	(1,171,099)	(465,391)
Proceeds from prepayments and maturities of HTM investment securities	887,327	424,578
Purchases of HTM investment securities	(1,523,324)	(876,711)
Proceeds from sales and maturities of equity method and other investments	220,748	286,611
Purchases of and contributions to equity method and other investments	(525,453)	(417,716)
Net change in federal funds sold and securities purchased under resale agreements	(383,547)	1,600,840
Proceeds from sales of LHFI	223,489	2,201,432
Purchases of LHFI	(281,966)	(112,334)
Net change in loans other than purchases and sales	83,152	(1,477,475)
Purchases and originations of operating leases	(2,014,393)	(3,941,865)
Proceeds from the sale and termination of operating leases	2,826,940	3,744,908
Purchases and sales of premises and equipment, net	(136,658)	(186,596)
Proceeds from sale of residual interest in VIE	96,449	71,468
Acquisition of interest in limited partnership	(801,568)	—
Proceeds from the sale of subsidiary	—	71,018
Other investing activities, net	22,507	29,999
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(1,571,105)	1,741,095

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(1,754,014)	471,291
Net change in short-term borrowings	831,460	(564,642)
Net proceeds from long-term borrowings	21,845,360	26,491,938
Repayments of long-term borrowings	(25,708,066)	(25,232,449)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	4,994,088	1,812,427
Dividends paid on common stock and preferred stock	(88,350)	(382,752)
Other financing activities, net	16,144	77,607
NET CASH PROVIDED BY FINANCING ACTIVITIES	136,622	2,673,420

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,528,671)	3,141,113
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	23,576,006	18,668,129
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$21,047,335	$21,809,242

(1) The nine months ended September 30, 2025 and 2024 include cash and cash equivalents balances of $15.7 billion and $16.7 billion, respectively, and restricted cash balances of $5.3 billion and $5.1 billion, respectively.
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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, construction loans and other consumer loans and leases throughout the United States, with a focus on the Mid-Atlantic and Northeastern region. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

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

On June 24, 2025, SBNA entered into an agreement with Community Bank, N.A., a subsidiary of Community Financial System, Inc., for the sale of seven branches located in the Allentown, Pennsylvania area. This transaction continues SBNA's transformation into a national, digital-first bank with branches. The transaction is expected to close in the fourth quarter of 2025, with the recognition of an immaterial gain on sale by SBNA. At September 30, 2025, SBNA disclosed approximately $0.6 billion of deposits as HFS and approximately $30 million of retail and business loans as HFS.

Acquisition of Interest in U.K. Limited Partnership

On September 24, 2025, SHUSA acquired Santander's indirect interest in a U.K. Limited Partnership from Investment Holdings 1857, S.L., a wholly-owned subsidiary of Santander. SHUSA acquired the interest at fair value, for approximately $801.9 million which was Santander's historical carrying amount. The U.K. Limited Partnership was formed to invest in early-stage financial technology companies. SHUSA financed the purchase with an unsecured intercompany loan from Santander. The transaction was accounted for as an asset acquisition using the predecessor basis of accounting. Accordingly, no goodwill or gain were recognized.

SHUSA consolidates the U.K. Limited Partnership and presents the results since the acquisition within its Condensed Consolidated Financial Statements.

The assets consist primarily of equity investments in privately held financial technology companies and are classified in Other Investments on the Condensed Consolidated Balance Sheets, at fair value, with changes in value since the acquisition recorded in Miscellaneous income, net.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sale of Subsidiary

In May 2024, the Company sold its wholly-owned subsidiary Services and Promotions Delaware Corp. to an affiliate of Santander. Services and Promotions Delaware Corp. through a wholly-owned subsidiary owned and managed the corporate office building located at 1401 Brickell Avenue, Miami, Florida, which leased space to BSI and other tenants until the sale. The affiliate paid fair value of approximately $134.0 million. The Company recorded proceeds in excess of its carrying value (approximately $51.3 million, net of a tax effect of $7.9 million) to additional paid-in capital as a result of the transaction between entities under common control.

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

Recently Issued Accounting Standards Not Yet Adopted

On December 14, 2023, the FASB issued ASU 2023-09 Income Taxes – Improvements to Income Tax Disclosures, requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The new disclosure requirements are effective for annual periods beginning in 2025, with early adoption permitted. The adoption of this ASU will not impact the Company’s financial position or results of operations and will have a minimal impact on disclosures.

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

On September 18, 2025, the FASB issued ASU 2025-06 Targeted Improvements to the Accounting for Internal-Use Software. This update is intended to modernize the accounting for internal-use software development costs. This update is effective beginning January 1, 2028, with early adoption permitted. The adoption of this ASU will not materially impact the Company’s financial position or results of operations.

Subsequent Events

The Company evaluated events from the date of these Condensed Consolidated Financial Statements on September 30, 2025 through the issuance of these Condensed Consolidated Financial Statements. Except as noted in Note 17 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Condensed Consolidated Financial Statements as of September 30, 2025.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$710,401	$5,437	$—	$715,838	$304,292	$148	$—	$304,440
Corporate debt securities	13	—	—	13	13	—	—	13
ABS	996,432	856	(3,377)	993,911	749,608	505	(2,080)	748,033
Beneficial interest in Structured LLC (1)	1,078,548	19,163	—	1,097,711	1,099,000	99,985	—	1,198,985
MBS:
GNMA - Residential	2,700,878	6	(284,563)	2,416,321	2,905,020	17	(339,740)	2,565,297
GNMA - Commercial	626,290	3	(144,280)	482,013	643,010	3	(154,312)	488,701
FHLMC and FNMA - Residential	1,978,329	154	(304,460)	1,674,023	2,122,647	79	(381,470)	1,741,256
FHLMC and FNMA - Commercial	82,894	—	(1,352)	81,542	88,416	—	(2,509)	85,907
Unallocated fair value hedge basis adjustment (2)	(27,143)	—	27,143	—	(78,389)	—	78,389	—
Total investments in debt securities AFS	$8,146,642	$25,619	$(710,889)	$7,461,372	$7,833,617	$100,737	$(801,722)	$7,132,632
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,192,656	$5,454	$(88)	$1,198,022	$584,277	$159	$(352)	$584,084
ABS and other interests in structured securities	1,462,762	1,106	(2,287)	1,461,581	70,236	188	(49)	70,375
MBS:
GNMA - Residential	3,049,415	4,710	(417,964)	2,636,161	3,010,357	3,118	(502,165)	2,511,310
GNMA - Commercial	4,561,550	325	(903,163)	3,658,712	4,696,532	56	(975,516)	3,721,072
FHLMC and FNMA - Residential	1,531,294	3,630	(84,499)	1,450,425	1,552,886	1,832	(135,142)	1,419,576
Total investments in debt securities HTM	$11,797,677	$15,225	$(1,408,001)	$10,404,901	$9,914,288	$5,353	$(1,613,224)	$8,306,417

As of September 30, 2025 and December 31, 2024, the Company had investment securities with an estimated carrying value of $10.9 billion and $11.5 billion, respectively, pledged as collateral. The Company's investment securities pledged as collateral were comprised of the following: $3.6 billion and $3.9 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FRB; $2.5 billion and $2.5 billion, respectively, were pledged to secure public fund deposits; $22.4 million and $20.4 million, respectively, were pledged to various independent parties to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; $304.6 million and $372.8 million, respectively, were pledged to secure the Company's customer overnight sweep product; and $4.5 billion and $4.7 billion, respectively, were pledged as collateral for the Company's borrowing capacity with the FHLB as of September 30, 2025 and December 31, 2024. There were no amounts pledged to secure repurchase agreements in which the secured party had the right to sell or repledge the collateral as of September 30, 2025 or December 31, 2024. The Company also participates in Securities Financing Activities discussed further in Note 11 to these Condensed Consolidated Financial Statements.

At September 30, 2025 and December 31, 2024, the Company had $177.7 million and $116.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2025 or December 31, 2024.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2025 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$120,597	$120,947
Due after 1 year but within 5 years	713,925	716,984
Due after 5 years but within 10 years	836,658	825,236
Due after 10 years	6,502,605	5,798,205
Total	$8,173,785	$7,461,372
(1) Does not include unallocated fair value hedge basis adjustment.

Contractual maturities of the Company’s investments in debt securities HTM at September 30, 2025 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$320,139	$320,499
Due after 1 year but within 5 years	957,483	962,838
Due after 5 years but within 10 years	1,210,496	1,205,872
Due after 10 years	9,309,559	7,915,692
Total	$11,797,677	$10,404,901

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	—	—	—	—	—	—	13	—
ABS	511,336	(1,957)	116,705	(1,420)	353,501	(1,724)	11,250	(356)
MBS:
GNMA - Residential	24,540	(56)	2,378,227	(284,507)	—	—	2,539,940	(339,740)
GNMA - Commercial	—	—	482,010	(144,280)	—	—	488,698	(154,312)
FHLMC and FNMA - Residential	—	—	1,659,854	(304,460)	—	—	1,724,770	(381,470)
FHLMC and FNMA - Commercial	—	—	81,543	(1,352)	—	—	85,907	(2,509)
Total investments in debt securities AFS (1)	$535,876	$(2,013)	$4,718,339	$(736,019)	$353,501	$(1,724)	$4,850,578	$(878,387)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$301,860	$(88)	$—	$—	$401,232	$(352)	$—	$—
ABS and other interests in structured securities	1,093,023	(2,287)	—	—	—	—	16,000	(49)
MBS:
GNMA - Residential	45,922	(32)	1,889,755	(417,932)	245,812	(1,647)	1,944,400	(500,518)
GNMA - Commercial	21,636	(354)	3,613,528	(902,809)	23,637	(43)	3,675,226	(975,473)
FHLMC and FNMA - Residential	—	—	1,064,512	(84,499)	71,995	(699)	1,103,973	(134,443)
Total investments in debt securities HTM	$1,462,441	$(2,761)	$6,567,795	$(1,405,240)	$742,676	$(2,741)	$6,739,599	$(1,610,483)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2025 or December 31, 2024. As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2024, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

NOTE 2. INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Investment Securities

The realized gross gains and losses from sales of investment securities were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
AFS debt and other securities:
Gross realized gains	$—	$444	$100	$444
Gross realized losses	—	—	(165)	—
Net realized gains/(losses) on AFS and other securities	$—	$444	$(65)	$444
Total trading securities gains	53,169	54,673	115,156	183,860
Securities gains, net	$53,169	$55,117	$115,091	$184,304

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At September 30, 2025 and December 31, 2024, the Company held $16.6 billion and $10.3 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Condensed Consolidated Statements of Operations. At September 30, 2025 and December 31, 2024, the Company had $15.2 billion and $10.0 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
FHLB of Pittsburgh and FRB stock	$525,299	$588,250
LIHTC investments	963,794	899,925
Equity securities (1)	882,093	56,459
Interest-bearing deposits with an affiliate bank	5,000	5,000
Total	$2,376,186	$1,549,634
(1)    Includes $7.3 million and $8.0 million of retained interests in structured entities related to off-balance sheet securitizations as of September 30, 2025 and December 31, 2024, respectively, and $43.0 million and $48.2 million of equity securities accounted for at cost less impairment.

Other investments include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution. Accordingly, these stocks are carried at cost. During the three months and nine months ended September 30, 2025, the Company purchased $124.1 million and $124.3 million of FHLB stock at par, and redeemed $117.4 million and $206.5 million of FHLB stock at par. The Company purchased $11.0 million and $19.3 million of FRB stock at par and redeemed no FRB stock during the three months and nine months ended September 30, 2025. There was no gain or loss associated with these redemptions.

The Company's LIHTC investments are accounted for using the proportional amortization method. Equity securities and retained interests in structured entities are generally measured at fair value with changes in fair value recognized in net income. Certain privately held equity investments without a readily determinable fair value are accounted for at cost less impairment under the measurement alternative in ASC 321.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $55.3 billion at September 30, 2025 and $59.1 billion at December 31, 2024.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. The LHFS portfolio balance at September 30, 2025 was $1.6 billion, compared to $1.3 billion at December 31, 2024. For a discussion on the composition and valuation of LHFS at fair value, see Note 13 to these Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2025, the Company securitized $1.5 billion of mortgage LHFS in off-balance transactions. The Company has retained a 5% interest in the new securitizations totaling $74.8 million, for risk retention purposes.

During the second quarter of 2025, the Company (i) transferred $1.3 billion in RIC loans to a newly-formed off-balance sheet trust, and (ii) transferred its financial interests of approximately $242.9 million in an on-balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet trust. Refer to Note 7 of these Condensed Consolidated Financial Statements.

During the third quarter of 2025, the Company completed clean up calls of existing off-balance sheet securitizations, which resulted in the repurchase of approximately $297.1 million of gross RICs.

Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations generally over the contractual life of the loan utilizing the interest method. Loan origination costs and fees and premiums and discounts on RICs are deferred and recognized in interest income over their estimated lives using estimated prepayment speeds, which are updated on a monthly basis. At September 30, 2025 and December 31, 2024, accrued interest receivable on the Company's loans was $603.9 million and $632.4 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,471,776	10.0%	$8,624,800	9.9%
C&I loans	7,785,693	9.2%	8,386,344	9.6%
Multifamily loans	9,921,672	11.7%	9,840,692	11.3%
Other commercial (2)	7,951,400	9.4%	7,608,933	8.7%
Total commercial LHFI	$34,130,541	40.3%	$34,460,769	39.5%
Consumer loans secured by real estate:
Residential mortgages	4,134,536	4.9%	4,415,747	5.1%
Home equity loans and lines of credit	1,857,288	2.2%	2,091,365	2.4%
Total consumer loans secured by real estate	$5,991,824	7.1%	$6,507,112	7.5%
Consumer loans not secured by real estate:
RICs and auto loans	42,975,831	50.8%	44,585,718	50.9%
Personal unsecured loans	1,429,855	1.7%	1,715,727	2.0%
Other consumer (3)	22,137	0.1%	35,173	0.1%
Total consumer loans	$50,419,647	59.7%	$52,843,730	60.5%
Total LHFI (1)	$84,550,188	100.0%	$87,304,499	100.0%
Total LHFI:
Fixed rate	$60,440,824	71.5%	$62,085,179	71.1%
Variable rate	24,109,364	28.5%	25,219,320	28.9%
Total LHFI (1)	$84,550,188	100.0%	$87,304,499	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable Subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $568.5 million and $425.4 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Other commercial includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes RV and marine loans.

Portfolio segments and classes

The Company discloses information about the credit quality of its loans and leases at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. The Company utilizes similar categorization compared to the financial statement categorization of loans to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer portfolio segments.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended September 30, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$522,765	$5,833,935	$6,356,700
Credit loss expense/(benefit)	(6,874)	378,332	371,458
Charge-offs	(36,948)	(1,162,239)	(1,199,187)
Recoveries	10,592	609,054	619,646
Charge-offs, net of recoveries	$(26,356)	$(553,185)	$(579,541)
ALLL, end of period	$489,535	$5,659,082	$6,148,617

Reserve for unfunded lending commitments, beginning of period	$43,007	$11,011	$54,018
Credit loss (benefit) on unfunded lending commitments	(2,678)	(714)	(3,392)
Reserve for unfunded lending commitments, end of period	$40,329	$10,297	$50,626
Total ACL, end of period	$529,864	$5,669,379	$6,199,243

	Three months ended September 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$582,760	$6,135,120	$6,717,880
Credit loss expense	13,495	424,549	438,044
Charge-offs	(25,079)	(1,196,715)	(1,221,794)
Recoveries	18,182	609,118	627,300
Charge-offs, net of recoveries	$(6,897)	$(587,597)	$(594,494)
ALLL, end of period	$589,358	$5,972,072	$6,561,430

Reserve for unfunded lending commitments, beginning of period	$50,052	$3,042	$53,094
Credit loss (benefit) on unfunded lending commitments	(6,447)	(258)	(6,705)
Reserve for unfunded lending commitments, end of period	$43,605	$2,784	$46,389
Total ACL, end of period	$632,963	$5,974,856	$6,607,819

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Nine months ended September 30, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$565,685	$5,996,327	$6,562,012
Credit loss expense	2,622	1,161,571	1,164,193
Charge-offs	(117,810)	(3,359,065)	(3,476,875)
Recoveries	39,038	1,860,249	1,899,287
Charge-offs, net of recoveries	$(78,772)	$(1,498,816)	$(1,577,588)
ALLL, end of period	$489,535	$5,659,082	$6,148,617

Reserve for unfunded lending commitments, beginning of period	$46,026	$1,917	$47,943
Credit loss expense/ (benefit) on unfunded lending commitments	(5,697)	8,380	2,683
Reserve for unfunded lending commitments, end of period	$40,329	$10,297	$50,626
Total ACL, end of period	$529,864	$5,669,379	$6,199,243

	Nine months ended September 30, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss expense	3,251	1,328,691	1,331,942
Charge-offs	(77,698)	(3,579,151)	(3,656,849)
Recoveries	47,017	1,907,267	1,954,284
Charge-offs, net of recoveries	$(30,681)	$(1,671,884)	$(1,702,565)
ALLL, end of period	$589,358	$5,972,072	$6,561,430

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(12,241)	(2,132)	(14,373)
Reserve for unfunded lending commitments, end of period	$43,605	$2,784	$46,389
Total ACL, end of period	$632,963	$5,974,856	$6,607,819

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Based on the baseline economic forecast scenario, we estimated at September 30, 2025 that the unemployment rate is expected to be approximately 4.8% at the end of 2025. The Company has adjusted the path of the weighted used vehicle index considering macroeconomic uncertainty due to tariffs and other trade policies of the U.S. and its global trading partners and an increasing unemployment rate (which is a key driver to losses). Additional downward side risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth.

The Company's ACL was $6.2 billion at September 30, 2025, a decrease of $410.7 million from December 31, 2024. The decrease in the ACL was primarily driven by the sale of certain RICs and auto loans, improvement in used car prices, lower exposure in Personal unsecured loans, and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $328.9 million and the ACL for the commercial portfolio segment decreased by $81.8 million at September 30, 2025 compared to December 31, 2024.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Non-accrual loans:
Commercial:
CRE	$201,929	$243,761	$42,515	$36,643
C&I	114,240	132,146	32,863	70,153
Multifamily	306,410	226,448	90,291	81,480
Other commercial	4,499	8,037	—	9
Total commercial loans	$627,078	$610,392	$165,669	$188,285
Consumer:
Residential mortgages	48,921	52,170	1,836	1,436
Home equity loans and lines of credit	56,468	70,414	11,830	12,681
RICs and auto loans	2,496,321	2,241,575	167,444	147,574
Personal unsecured loans	215	486	—	—
Other consumer	19,777	15,198	403	201
Total consumer loans	$2,621,702	$2,379,843	$181,513	$161,892
Total non-accrual loans	$3,248,780	$2,990,235	$347,182	$350,177

OREO	42,573	54,121	—	—
Repossessed vehicles	254,220	249,209	—	—
Foreclosed and other repossessed assets	2,252	25,182	—	—
Total OREO and other repossessed assets	$299,045	$328,512	$—	$—
Total non-performing assets	$3,547,825	$3,318,747	$347,182	$350,177
(1) Interest income recognized on a cash basis on nonaccrual loans was $77.0 million and $211.7 million for the three months and nine months ended September 30, 2025, respectively, and $61.2 million and $178.1 million for the three months and nine months ended September 30, 2024, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	September 30, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$41,468	$154,254	$195,722	$8,544,453	$8,740,175	$—
C&I (2)	48,553	26,254	74,807	7,856,971	7,931,778	—
Multifamily (3)	48,018	235,626	283,644	9,645,028	9,928,672	—
Other commercial	25,807	2,653	28,460	7,922,941	7,951,401	1
Consumer:
Residential mortgages (4)	78,232	52,100	130,332	5,124,785	5,255,117	—
Home equity loans and lines of credit5)	27,930	46,348	74,278	1,799,808	1,874,086	—
RICs and auto loans	5,897,419	597,768	6,495,187	36,480,644	42,975,831	—
Personal unsecured loans(6)	34,307	19,103	53,410	1,385,395	1,438,805	8,362
Other consumer	990	125	1,115	21,023	22,138	—
Total	$6,202,724	$1,134,231	$7,336,955	$78,781,048	$86,118,003	$8,363
(1) CRE loans include $268.4 million of LHFS at September 30, 2025.
(2) C&I loans include $146.1 million of LHFS at September 30, 2025.
(3) Multifamily loans include $7.0 million of LHFS at September 30, 2025.
(4) Residential mortgages include $1.1 billion of LHFS at September 30, 2025.
(5) Home equity loans and lines of credit include $16.8 million of LHFS at September 30, 2025.
(6) Personal unsecured loans include $9.0 million of LHFS at September 30, 2025.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2025	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2025(1)	2024	2023	2022	2021	Prior	Total (3)
CRE
Pass	$555,104	$797,161	$1,464,065	$2,061,738	$576,824	$1,132,883	$6,587,775
Special mention	—	23,903	69,819	573,903	352,796	320,623	1,341,044
Substandard	4,758	146	7,739	375,690	98,636	291,899	778,868
Doubtful	—	—	—	—	—	32,488	32,488
Total CRE	$559,862	$821,210	$1,541,623	$3,011,331	$1,028,256	$1,777,893	$8,740,175
Current period gross write-offs - CRE	$—	$—	$—	$—	$—	$46,374	$46,374
C&I
Pass	$536,122	$910,224	$613,075	$1,052,925	$612,154	$2,487,449	$6,211,949
Special mention	4,546	9,771	32,762	98,540	104,623	165,428	415,670
Substandard	15,967	25,755	36,210	109,465	60,277	188,906	436,580
N/A(4)	290,514	287,732	136,805	105,941	38,242	8,345	867,579
Total C&I	$847,149	$1,233,482	$818,852	$1,366,871	$815,296	$2,850,128	$7,931,778
Current period gross write-offs - C&I	$1,266	$11,845	$9,691	$11,632	$3,983	$13,254	$51,671
Multifamily
Pass	$501,270	$87,416	$1,020,017	$2,831,113	$1,303,484	$2,546,572	$8,289,872
Special mention	—	—	100,490	196,658	89,496	109,949	496,593
Substandard	—	—	86,940	445,416	227,546	382,305	1,142,207
Total multifamily	$501,270	$87,416	$1,207,447	$3,473,187	$1,620,526	$3,038,826	$9,928,672
Current period gross write-offs - Multifamily	$—	$—	$—	$2,545	$1,247	$9,849	$13,641
Remaining commercial
Pass	$3,446,971	$1,615,321	$917,828	$616,538	$369,585	$980,660	$7,946,903
Substandard	—	1,191	647	1,062	730	868	4,498
Total remaining commercial	$3,446,971	$1,616,512	$918,475	$617,600	$370,315	$981,528	$7,951,401
Current period gross write-offs - Remaining commercial		$—	$—	$—	$—	$6,124	$6,124
Total commercial loans
Pass	$5,039,467	$3,410,122	$4,014,985	$6,562,314	$2,862,047	$7,147,564	$29,036,499
Special mention	4,546	33,674	203,071	869,101	546,915	596,000	2,253,307
Substandard	20,725	27,092	131,536	931,633	387,189	863,978	2,362,153
Doubtful	—	—	—	—	—	32,488	32,488
N/A(4)	290,514	287,732	136,805	105,941	38,242	8,345	867,579
Total commercial loans	$5,355,252	$3,758,620	$4,486,397	$8,468,989	$3,834,393	$8,648,375	$34,552,026
Current period gross write-offs - Total commercial	$1,266	$11,845	$9,691	$14,177	$5,230	$75,601	$117,810
(1)Loans originated during the nine months ended September 30, 2025.
(2)Includes $421.5 million of LHFS at September 30, 2025.
(3)Includes $5.3 million of revolving loans converted to term loans.
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
(4)Not subject to internal risk rating process

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of September 30, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$1,016,171	$922,009	$394,728	$281,363	$112,005	$55,339	$2,781,615	6.5%
<600	4,924,730	4,705,639	2,730,643	1,836,066	801,835	412,609	15,411,522	35.8%
600-639	2,531,300	2,701,284	1,564,547	1,045,971	384,059	137,934	8,365,095	19.5%
640-679	1,539,015	1,913,035	974,157	652,367	219,575	72,022	5,370,171	12.5%
680-719	888,882	1,285,753	724,071	453,692	209,638	97,216	3,659,252	8.5%
720-759	471,567	820,347	466,949	339,857	202,102	88,853	2,389,675	5.6%
>=760	948,670	1,862,349	726,283	727,384	539,154	194,661	4,998,501	11.6%
Total	$12,320,335	$14,210,416	$7,581,378	$5,336,700	$2,468,368	$1,058,634	$42,975,831	100.0%
Current period gross write-offs - RICs and auto loans	$182,525	$1,201,911	$890,310	$612,815	$213,605	$132,658	$3,233,824
(1)    Loans originated during the nine months ended September 30, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,405,385	$619,855	$439,495	$203,482	$75,220	$59,112	$2,802,549	6.3%
<600	6,226,932	3,802,976	2,684,114	1,300,940	430,387	467,173	14,912,522	33.4%
600-639	3,666,764	2,210,937	1,570,957	580,838	156,518	156,414	8,342,428	18.7%
640-679	2,584,001	1,381,664	991,775	327,850	88,443	84,671	5,458,404	12.2%
680-719	1,876,930	1,021,254	692,491	322,204	131,317	72,779	4,116,975	9.2%
720-759	1,196,671	664,152	524,294	321,172	133,447	49,809	2,889,545	6.5%
>=760	2,538,495	1,042,245	1,155,983	910,962	335,186	80,424	6,063,295	13.7%
Total	$19,495,178	$10,743,083	$8,059,109	$3,967,448	$1,350,518	$970,382	$44,585,718	100.0%
Current period gross write-offs - RICs and auto loans	$527,058	$1,545,761	$1,295,970	$618,628	$395,766	$10,081	$4,393,264
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of September 30, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$16,448	$—	$—	$—	$—	$117	$16,565	1.2%
<600	4	30	63	48	22	2,730	2,897	0.2%
600-639	410	836	3,058	3,750	432	4,743	13,229	0.9%
640-679	2,306	8,877	31,560	21,247	3,437	26,367	93,794	6.6%
680-719	51,701	94,410	112,520	47,649	9,084	55,393	370,757	25.9%
720-759	78,844	135,517	120,607	57,367	11,226	55,872	459,433	32.1%
>=760	95,546	151,136	103,268	51,295	12,722	59,213	473,180	33.1%
Total	$245,259	$390,806	$371,076	$181,356	$36,923	$204,435	$1,429,855	100.0%
Current period gross write-offs - personal unsecured loans	$2,245	$26,448	$53,130	$24,405	$4,456	$12,143	$122,827
(1)    Loans originated during the nine months ended September 30, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$12,247	$—	$—	$—	$—	$44	$12,291	0.7%
<600	41	69	55	70	28	2,831	3,094	0.2%
600-639	697	4,621	6,309	721	202	5,208	17,758	1.0%
640-679	10,606	50,854	35,095	5,764	1,971	28,655	132,945	7.7%
680-719	129,635	175,986	77,455	14,800	5,161	60,513	463,550	27.0%
720-759	191,798	180,368	90,523	18,019	4,944	60,515	546,167	31.8%
>=760	220,123	154,570	75,909	19,481	5,433	64,406	539,922	31.6%
Total	$565,147	$566,468	$285,346	$58,855	$17,739	$222,172	$1,715,727	100.0%
Current period gross write-offs - personal unsecured loans	$7,457	$129,396	$146,710	$39,248	$2,229	$7,555	$332,595
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2025	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2025(1)	2024(1)	2023(1)	2022	2021	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$1,638	$1,638	$—
<= 70%	—	—	—	211,183	985,797	2,897,611	4,094,591	—
70.01% - 110%	—	—	—	35,975	230	1,751	37,956	—
Greater than 110%	—	—	—	—	—	351	351	—
Total residential mortgages	$—	$—	$—	$247,158	$986,027	$2,901,351	$4,134,536	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,212	$2,212	$—
<600	—	—	—	13,018	22,844	150,704	186,566	—
600-679	—	—	—	20,341	41,960	217,889	280,190	—
680-759	—	—	—	64,111	206,585	702,222	972,918	—
>=760	—	—	—	149,688	714,638	1,828,324	2,692,650	—
Total residential mortgages	$—	$—	$—	$247,158	$986,027	$2,901,351	$4,134,536	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$25	$—	$14	$39

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$674	$2,612	$45,481	$48,767	$46,623
<= 70%	—	—	—	37,104	147,629	1,616,061	1,800,794	1,736,349
70.01% - 110%	—	—	—	3,142	477	2,551	6,170	5,201
Greater than 110%	—	—	—	487	608	462	1,557	1,493
Total home equity	$—	$—	$—	$41,407	$151,326	$1,664,555	$1,857,288	$1,789,666

FICO scores
No FICO score available	$—	$—	$—	$618	$2,257	$44,014	$46,889	$44,747
<600	—	—	—	1,312	5,575	123,370	130,257	112,161
600-679	—	—	—	2,178	11,428	201,606	215,212	199,715
680-759	—	—	—	14,669	47,861	512,887	575,417	562,079
>=760	—	—	—	22,630	84,205	782,678	889,513	870,964
Total home equity	$—	$—	$—	$41,407	$151,326	$1,664,555	$1,857,288	$1,789,666
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$1,573	$1,573
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
(4) Excludes LHFS.

During the nine months ended September 30, 2025, the Company reported $0.8 million in gross charge-offs related to other consumer portfolios.

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

	Amortized Cost
	Three months ended				Three months ended
	September 30, 2025				September 30, 2024
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$277,961	$54,217	$332,178	3.80%	$112,108	$66,090	$178,198	2.02%
C&I	16,339	11,051	27,390	0.35%	5,838	13,141	18,979	0.19%
Multifamily	117,028	67,615	184,643	1.86%	99,439	75,325	174,764	1.75%
Consumer:
Residential mortgages	—	1,245	1,245	0.02%	—	2,533	2,533	0.06%
Home equity loans and lines of credit	—	943	943	0.05%	—	1,305	1,305	0.06%
RICs and auto loans	405,964	42,214	448,178	1.04%	386,084	37,706	423,790	0.94%
Total	$817,292	$177,285	$994,577	1.15%	$603,469	$196,100	$799,569	0.89%

	Amortized Cost
	Nine months ended				Nine months ended
	September 30, 2025				September 30, 2024
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$670,882	$160,543	$831,425	9.51%	$246,517	$101,410	$347,927	3.94%
C&I	24,254	28,920	53,174	0.67%	8,296	85,287	93,583	0.96%
Multifamily	141,742	73,703	215,445	2.17%	99,439	75,325	174,764	1.75%
Other commercial	—	100	100	—%	—	160	160	—%
Consumer:
Residential mortgages	—	1,554	1,554	0.03%	—	2,811	2,811	0.06%
Home equity loans and lines of credit	—	2,249	2,249	0.12%	—	4,743	4,743	0.22%
RICs and auto loans	913,072	86,191	999,263	2.33%	824,913	80,713	905,626	2.02%
Total	$1,749,950	$353,260	$2,103,210	2.44%	$1,179,165	$350,449	$1,529,614	1.71%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table describes the financial effects of the modifications made to borrowers experiencing financial difficulty:

Loan Type	Modification Type	Financial Effect
RICs and auto loans	Payment deferral
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of September 30, 2025			As of September 30, 2024
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$880,259	$—	$83,278	$409,566	$35,319	$—
C&I	142,092	2,058	13,857	191,306	4,565	939
Multifamily	215,305	11,619	—	130,096	53,486	—
Other commercial	125	—	—	275	—	—
Consumer:
Residential mortgages	1,307	390	—	3,356	241	—
Home equity loans and lines of credit	1,900	375	545	6,471	17	168
RICs and auto loans	880,053	433,775	43,081	766,107	313,047	25,580
Total	$2,121,041	$448,217	$140,761	$1,507,177	$406,675	$26,687

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

	Amortized Cost				Amortized Cost
	Three months ended				Nine months ended
	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types
(in thousands)
Commercial:
CRE	$45,980	$—	$—	$—	$45,980	$—	$—	$—
C&I	$287	$13,344	$1,064	$13	$8,324	$13,385	$1,630	$87
Consumer:
Residential mortgages	—	—	—	—	—	196	—	47
Home equity loans and lines of credit	—	166	—	84	—	319	—	168
RICs and auto loans	62,654	880	39,354	947	184,272	2,650	101,644	12,748
Total	$108,921	$14,390	$40,418	$1,044	$238,576	$16,550	$103,274	$13,050

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Leased vehicles	$12,255,620	$14,831,709
Less: accumulated depreciation	(2,767,697)	(3,070,657)
Depreciated net capitalized cost	$9,487,923	$11,761,052
Manufacturer Subvention payments, net of accretion	(434,154)	(561,366)
Unamortized origination fees and other costs	489,259	468,265
Leased vehicles, net	$9,543,028	$11,667,951
Total operating lease assets, net	$9,543,028	$11,667,951

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2025:

(in thousands)
2025	$447,245
2026	1,346,354
2027	474,815
2028	63,246
2029	3,198
Total	$2,334,858

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2024 and September 30, 2025	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665

During the nine months ended September 30, 2025 and 2024, there were no material additions, re-allocations, impairments, or disposals of goodwill.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	September 30, 2025		December 31, 2024
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$195,833	$(274,167)	$213,458	$(256,542)
Stellantis relationship	—	(138,750)	1,754	(136,996)
Other intangibles	26,316	(57,594)	33,708	(50,302)
Total intangibles subject to amortization	$222,149	$(470,511)	$248,920	$(443,840)

At September 30, 2025 and December 31, 2024, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $9.0 million and $26.8 million and $9.5 million and $28.7 million for the three months and nine months ended September 30, 2025 and 2024, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2025	$34,768	$26,771	$7,997
2026	32,487	—	32,487
2027	28,645	—	28,645
2028	26,340	—	26,340
2029	26,340	—	26,340
Thereafter	100,340	—	100,340

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	September 30, 2025	December 31, 2024
Operating lease ROU assets	$458,273	$493,217
Deferred tax assets	425,352	364,309
Accrued interest receivable	860,702	847,830
Derivative assets at fair value	772,603	1,121,980
Other real estate owned and other repossessed assets	299,045	328,512
Equity method investments	431,201	262,377
MSRs	80,950	90,958
Income tax receivables	391,534	466,422
Prepaid expense	119,429	152,358
Capital markets receivables	483,289	282,926
Miscellaneous assets and receivables	530,101	449,627
Total Other assets	$4,852,479	$4,860,516

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

For the three months and nine months ended September 30, 2025, ROU operating lease expenses were $29.3 million and $91.8 million, respectively, compared to $31.8 million and $97.8 million for the corresponding periods in 2024. Sublease income was $0.2 million and $1.8 million, respectively, for the three months and nine months ended September 30, 2025, compared to $1.0 million and $2.8 million for the corresponding periods in 2024. These are reported within Occupancy and equipment expenses in the Company’s Condensed Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at September 30, 2025	Total Operating leases
(in thousands)
2025	$29,972
2026	116,173
2027	108,764
2028	83,006
2029	65,519
Thereafter	195,529
Total lease liabilities	$598,963
Less: Interest	(65,222)
Present value of lease liabilities	$533,741

NOTE 6. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	September 30, 2025	December 31, 2024
Operating lease ROU assets	$458,273	$493,217
Other liabilities	$533,741	$557,419
Weighted-average remaining lease term (years)	6.4	6.6
Weighted-average discount rate	3.5%	3.4%

	Nine months ended September 30,
Other Information	2025	2024
	(in thousands)
Operating cash flows from operating leases (1)	$(90,295)	$(103,536)
Leased assets obtained in exchange for new operating lease liabilities	$59,357	$166,654
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Assets
Restricted cash	$759,621	$706,571
Net LHFI	24,093,409	24,635,642
Operating lease assets, net (1)	9,543,028	11,667,951
Various other assets	636,341	693,090
Total Assets	$35,032,399	$37,703,254
Liabilities
Notes payable	$25,621,541	$26,208,911
Various other liabilities	81,685	99,587
Total Liabilities	$25,703,226	$26,308,498
(1) As noted above, all leased vehicles are originated through a titling trust. At September 30, 2025 and December 31, 2024, $4.4 billion and $4.3 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of September 30, 2025 and December 31, 2024, the Company was servicing $27.3 billion and $29.0 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Assets securitized	$3,955,328	$5,509,331	$11,345,062	$16,512,805

Net proceeds from new securitizations (1)	$3,132,910	$4,304,041	$9,201,881	$12,924,231
Net proceeds on retained bonds from new securitizations	518,650	503,320	1,365,070	1,737,210
Cash received for servicing fees (2)	254,784	218,467	718,452	664,355
Net distributions from Trusts (2)	1,431,501	1,181,158	4,608,941	3,513,978
Total cash received from Trusts	$5,337,845	$6,206,986	$15,894,344	$18,839,774
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At September 30, 2025 and December 31, 2024, the Company was servicing RICs of $2.5 billion and $2.3 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

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

In addition, during the second quarter of 2025, the Company sold $1.3 billion of gross RICs to a newly formed off-balance sheet securitization VIE which resulted in a pre-tax gain of $22.8 million, and there was a release of the ACL of approximately $40.0 million. The Company retained the servicing of the RICs sold and provided a loan, classified by the Company as an investment in debt security HTM, in the amount of $65.0 million to the VIE to satisfy regulatory risk retention requirements. The Company also retained $1.1 billion of the Class A notes which are classified as an investment in debt security HTM. The Company is not obligated to provide any financial support to the VIE. All of the notes and residual equity interests issued by the VIE were sold to third-party investors. Gains and losses on securitizations are recorded in Miscellaneous income, net in the accompanying Condensed Consolidated Statements of Operations.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Receivables securitized (1)(2)	—	—	1,307,339	1,060,931

Net proceeds from new securitizations	—	—	174,863	1,003,695
Cash received for servicing fees	$23,106	$4,319	$47,703	$8,455
Total cash received from Trusts	$23,106	$4,319	$222,566	$1,012,150
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs includes the portion of securitizations retained by the Company. The carrying value of this exposure at September 30, 2025 was $1.5 billion and $6.7 million of debt and equity investments, respectively, compared to $70.2 million and $8.0 million at December 31, 2024. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

As discussed in Note 1 to these Condensed Consolidated Financial Statements, in December 2023 SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Company did not transfer any assets to the VIE and does not control nor consolidate it. SBNA's 20 percent interest is reported as an AFS debt security that has a fair value of approximately $1.1 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, SBNA serviced approximately $8.2 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the three months and nine months ended September 30, 2025 and September 30, 2024, SBNA recognized $14.1 million and $42.4 million, and $14.1 million and $38.1 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,754,453	15.4%	$11,850,043	15.2%
Non-interest-bearing demand deposits	13,350,573	17.5%	14,539,985	18.6%
Savings	9,429,757	12.3%	5,045,668	6.5%
Customer repurchase accounts	236,768	0.3%	299,216	0.4%
Money market	25,697,028	33.7%	25,197,858	32.2%
CDs	15,892,012	20.8%	21,181,835	27.1%
Total deposits (1)	$76,360,591	100.0%	$78,114,605	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.4 billion and $4.9 billion at September 30, 2025 and December 31, 2024, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $273.3 million and $305.2 million at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the Company had $6.3 billion and $6.5 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $45.0 million and $30.0 million from the FHLB of Pittsburgh at September 30, 2025 and December 31, 2024, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2025 were $40.9 billion, compared to $44.0 billion at December 31, 2024. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the nine months ended September 30, 2025, the Company issued the following debt:
•$850 million in aggregate principal amount of its 5.47% fixed-to-floating rate senior notes due March 2029.
•$400 million in aggregate principal amount of its floating rate senior notes due March 2029.
•$750 million in aggregate principal amount of its 5.74% fixed-to-floating rate senior notes due March 2031.
•$850 million floating rate promissory note with Santander due September 2026.
•$860.4 million of secured structured financings in its SBALT platform, of which approximately $110.4 million was retained in interests in the VIE.
•$6.2 billion of secured structured financings in its SDART platform, of which it retained approximately $912.8 million in interests in the VIE.
•$2.9 billion of secured structured financings in its DRIVE platform, of which it retained approximately $341.9 million in interest in the VIE.
•$532.5 million secured amortizing notes in its SCARF platform.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents information regarding the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes due June 2025	—	—%	999,567	3.45%
4.50% senior notes due July 2025	—	—%	1,099,617	4.50%
Senior notes due April 2026 (1)	—	—%	433,505	5.76%
Senior note due September 2026 (2) (3)	850,000	4.70%	—	—%
5.81% senior sustainability notes due September 2026	—	—%	499,614	5.92%
3.24% senior notes due October 2026	941,999	3.24%	937,090	3.24%
6.12% senior notes due May 2027	499,426	6.20%	499,173	6.20%
6.89% senior notes due June 2027 (2)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,719	4.40%	1,049,684	4.40%
2.49% senior notes due January 2028	998,963	2.57%	998,364	2.57%
Senior notes due March 2029 (4)	399,054	6.09%	—	—%
5.47% senior notes due March 2029	847,991	5.58%	—	—%
6.50% senior notes due March 2029	997,895	6.59%	997,313	6.59%
6.57% senior notes due June 2029	498,739	6.67%	498,427	6.67%
6.17% senior notes due January 2030	997,317	6.26%	996,776	6.26%
5.35% senior notes due September 2030	996,919	5.44%	996,402	5.44%
5.74% senior notes due March 2031	747,394	5.83%	—	—%
7.66% senior notes due November 2031	498,178	7.73%	498,008	7.73%
2.88% subordinated notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (2)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,688	6.40%	746,499	6.40%
Total Parent Company borrowings	12,820,282		13,000,039
Subsidiaries
Short-term borrowing due within one year, maturing through May 2026	833,732	4.00%	702,272	4.41%
FHLB advances, maturing through April 2027	2,643,824	4.50%	4,699,407	4.69%
CLNs due December 2031 (5)	5,161	6.36%	33,811	5.86%
CLNs due May 2032 (6)	33,229	12.83%	95,552	9.36%
CLNs due June 2032 (7)	172,598	7.89%	232,122	7.89%
CLNs due August 2032 (8)	32,095	13.77%	86,884	12.34%
CLNs due December 2032 (9)	74,865	15.42%	139,681	12.22%
CLNs due January 2033 (10)	259,260	7.03%	262,323	7.01%
CLNs due June 2033 (11)	35,782	14.83%	56,482	12.04%
CLNs due December 2033 (12)	116,614	9.26%	174,448	9.27%
CLNs due February 2052 (13) (14)	99,466	11.15%	107,641	11.46%
Warehouse lines maturing through April 2027 (15)	2,769,074	5.08%	4,036,778	5.75%
Secured structured financings maturing through September 2032	20,990,871	0.58% - 7.69%	20,383,470	0.58% - 7.69%
Total subsidiary borrowings and other debt obligations	28,066,571		31,010,871
Total Parent Company and subsidiaries' borrowings and other debt obligations	$40,886,853		$44,010,910
(1) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes bear interest at a rate equal to the SOFR index rate plus 57 basis points per year.
(4) These notes bear interest at a rate equal to the SOFR index rate plus 161 basis points per year.
(5) Notes are tied to the performance of a $2.0 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $36.0 million.
(6) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(7) Notes are tied to the performance of a $2.3 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $75.2 million.
(8) Notes are tied to the performance of a $3.5 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $63.0 million.
(9) Notes are tied to the performance of a $3.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $65.3 million.
(10) Notes are tied to the performance of a $2.6 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $84.2 million.
(11) Notes are tied to the performance of a $1.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $22.0 million.
(12) Notes are tied to the performance of a $2.1 billion original reference pool of SBNA prime auto loans. The contractual residual amount is $62.3 million.
(13) Notes are tied to the performance of a $2.5 billion original reference pool of SBNA residential mortgage loans. The contractual residual amount is $5.1 million.
(14) Variable rate notes issued in tranches that bear interest at a rate equal to the SOFR index plus varying spreads ranging from 4.15% to 13.90% and re-set monthly.
(15) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.

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

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	September 30, 2025
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2026	$234,800	$500,000	5.10%	$323,352	$—
Warehouse line due October 2026	992,300	2,100,000	5.06%	1,355,773	65
Warehouse line due November 2026	290,600	500,000	5.04%	404,730	—
Warehouse line due January 2027	608,000	1,000,000	5.09%	827,951	2,767
Warehouse line due April 2027	378,774	750,000	5.12%	603,440	26,236
Warehouse line due April 2027	264,600	1,000,000	5.04%	374,892	1
Total credit facilities	$2,769,074	$5,850,000	5.08%	$3,890,138	$29,069

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	September 30, 2025
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through September 2032(1)	$19,479,660	$44,562,305	0.58% - 7.69%	$26,512,800	$709,952
Privately issued amortizing notes maturing on various dates through August 2030 (3)	1,511,211	7,232,571	3.13% - 6.73%	2,558,400	20,599
Total secured structured financings	$20,990,871	$51,794,876	0.58% - 7.69%	$29,071,200	$730,551
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended September 30, 2025			June 30, 2025		September 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$30,568	$(7,620)	$22,948
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(4,006)	1,018	(2,988)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	26,562	(6,602)	19,960	$(2,800)	$19,960	$17,160

Change in unrealized (losses)/gains on investments in debt securities	55,783	(13,916)	41,867
Net unrealized (losses)/gains on investments in debt securities	55,783	(13,916)	41,867	(655,798)	41,867	(613,931)
Other	48	13	61	(118)	61	(57)
As of September 30, 2025	$82,393	$(20,505)	$61,888	$(658,716)	$61,888	$(596,828)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended September 30, 2024			June 30, 2024		September 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$106,354	$(29,599)	$76,755
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(7,605)	1,972	(5,633)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	98,749	(27,627)	71,122	$(151,447)	$71,122	$(80,325)
Change in unrealized (losses)/gains on investments in debt securities	194,778	(46,653)	148,125
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(444)	115	(329)
Net unrealized gains/(losses) on investments in debt securities	194,334	(46,538)	147,796	(739,684)	147,796	(591,888)
Other	606	(157)	449	(19,842)	449	(19,393)
As of September 30, 2024	$293,689	$(74,322)	$219,367	$(910,973)	$219,367	$(691,606)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Nine months ended September 30, 2025			December 31, 2024		September 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$127,982	$(30,652)	$97,330
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(10,725)	2,725	(8,000)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	117,257	(27,927)	89,330	$(72,170)	$89,330	$17,160

Change in unrealized (losses)/gains on investments in debt securities	25,337	(8,970)	16,367
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	65	(17)	48
Net unrealized (losses)/gains on investments in debt securities	25,402	(8,987)	16,415	(630,346)	16,415	(613,931)
Other	20,357	(5,230)	15,127	(15,184)	15,127	(57)
As of September 30, 2025	$163,016	$(42,144)	$120,872	$(717,700)	$120,872	$(596,828)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Nine months ended September 30, 2024			December 31, 2023		September 30, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$242,560	$(62,733)	$179,827
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(7,605)	1,972	(5,633)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	234,955	(60,761)	174,194	$(254,519)	$174,194	$(80,325)
Change in unrealized (losses)/gains on investments in debt securities	261,990	(62,998)	198,992
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(444)	115	(329)
Net unrealized gains/(losses) on investments in debt securities	261,546	(62,883)	198,663	(790,551)	198,663	(591,888)
Other	1,457	(352)	1,105	(20,498)	1,105	(19,393)
As of September 30, 2024	$497,958	$(123,996)	$373,962	$(1,065,568)	$373,962	$(691,606)
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

Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Securities purchased under agreements to resell	$6,976,145	$7,151,510
Securities borrowed	1,539,632	980,720
Total	$8,515,777	$8,132,230

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Securities sold under agreements to repurchase	$21,296,824	$16,302,948
Securities lending	212	—
Total	$21,297,036	$16,302,948

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

	September 30, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$29,130,164	$(22,154,020)	$6,976,144
Securities borrowed	1,539,633	—	1,539,633
Total	$30,669,797	$(22,154,020)	$8,515,777

	September 30, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$43,450,844	$(22,154,020)	$21,296,824
Securities lending	212	—	212
Total	$43,451,056	$(22,154,020)	$21,297,036
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 11. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,858,795	$(24,707,285)	$7,151,510
Securities borrowed	980,720	—	980,720
Total	$32,839,515	$(24,707,285)	$8,132,230

	December 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$41,010,233	$(24,707,285)	$16,302,948
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	September 30, 2025
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$27,615,699	$6,624,755	$4,605,452	$4,604,938	$43,450,844
Securities lending	212	—	—	—	212
Total	$27,615,911	$6,624,755	$4,605,452	$4,604,938	$43,451,056

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	September 30, 2025			December 31, 2024
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$22,167,925	$—	$22,167,925	$23,367,567	$—	$23,367,567
Residential agency MBS	19,429,528	—	19,429,528	15,896,929	—	15,896,929
Corporate and other securities	1,853,391	212	1,853,603	1,745,737	—	1,745,737
Total	$43,450,844	$212	$43,451,056	$41,010,233	$—	$41,010,233

NOTE 12. DERIVATIVES

General

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one or both parties delivering cash or another type of asset to the other party based on a notional amount and an underlying asset, index, interest rate or future purchase commitment or option as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged, is not recorded on the balance sheet and does not represent the Company`s exposure to credit loss. The notional amount is the basis on which the financial obligation of each party to the derivative contract is calculated to determine required payments under the contract. The Company controls the credit risk of its derivative contracts through credit approvals, limits and monitoring procedures. The underlying variable is typically a referenced interest rate (commonly the OIS rate or a SOFR-based rate), security, credit spread or index.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2025, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of September 30, 2025, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2025 and December 31, 2024, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $6.7 million and $7.5 million, respectively. The Company had $7.0 million and $6.2 million in cash and securities collateral posted to cover those positions as of September 30, 2025 and December 31, 2024, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reported in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.5 billion of AFS debt securities, using the portfolio layer method.

NOTE 12. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Debt securities AFS (Note 2)	$1,872,857	$2,446,611	$27,143	$78,389

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

The last of the hedges is scheduled to expire in January 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2025, the Company estimated that approximately $28.0 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2025
Fair value hedges:
Cross-currency swaps	$18,766	$123	$1,487	4.67%	9.90%	2.08
Interest rate swaps	3,900,000	17,029	4,375	2.13%	3.34%	2.27
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$1,145,500	$981	$—	4.24%	3.72%	3.05
Pay variable - receive fixed interest rate swaps	14,250,000	59,327	51,259	3.29%	1.20%	1.23
Total	$19,314,266	$77,460	$57,121	3.11%	1.79%	1.55

December 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$532	$137	4.97%	9.90%	2.83
Interest rate swaps	5,525,000	61,708	—	2.12%	3.45%	2.30
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,280,700	$33,116	$75	2.20%	3.53%	2.32
Pay variable - receive fixed interest rate swaps	11,650,000	12,700	143,872	3.02%	2.00%	1.25
Total	$21,474,466	$108,056	$144,084	2.63%	2.68%	1.73

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

NOTE 12. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Mortgage banking derivatives:
Total mortgage banking risk management	$611,000	$601,000	$4,326	$9,329	$14,895	$26,777

Customer-related derivatives:
Swaps receive fixed	13,667,056	15,236,535	54,107	8,817	356,606	633,072
Swaps pay fixed	14,874,898	15,631,475	367,579	648,895	57,692	9,432
Other	9,471,757	8,976,013	140,433	65,124	138,348	64,461
Total customer-related derivatives	38,013,711	39,844,023	562,119	722,836	552,646	706,965

Other derivative activities:
Foreign exchange contracts	9,548,150	7,376,101	87,200	125,642	101,467	86,461
Interest rate swap agreements	100	100	3	5	—	—
Interest rate cap agreements	799,600	1,324,775	68	23,133	—	—
Options for interest rate cap agreements	799,600	1,324,775	—	—	68	23,133
Other	89,826,691	48,909,284	41,427	138,124	34,599	31,290

Total	$139,598,852	$99,380,058	$695,143	$1,019,069	$703,675	$874,626

NOTE 12. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended September 30,		Nine months ended September 30,
	Line Item	2025	2024	2025	2024

Fair value hedges:
Cross-currency swaps	Net interest income	$(148)	$(528)	$(890)	$(526)
Interest rate swaps	Net interest income	6,607	9,872	18,394	34,158
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	6,106	15,823	18,444	42,435
Pay variable receive-fixed interest rate swap	Interest income on loans	(38,318)	(72,727)	(109,649)	(248,896)
Interest rate floors	Interest income on loans	—	—	—	(46)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	49	5,362	3,437	(492)
Customer-related derivatives	Non interest income	(3,294)	(30,740)	80,365	(20,810)
Foreign exchange	Non interest income	32,601	31,971	(57,081)	47,212
Interest rate swaps, caps, and options	Non interest income	—	(1,340)	(2)	24,068
	Net interest income	(100)	(721)	(599)	(3,031)
Other	Non interest income	(90,368)	(39,787)	(286,961)	(6,706)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $22.9 million and $97.3 million, and $76.8 million and $179.8 million, net of tax, for the three months and nine months ended September 30, 2025 and 2024, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $3.0 million and $8.0 million, and $5.6 million and $5.6 million, net of tax, for the three months and nine months ended September 30, 2025 and 2024, respectively.

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

NOTE 12. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
September 30, 2025
Fair value hedges	$17,152	$—	$17,152	$(10,488)	$6,664
Cash flow hedges	60,308	—	60,308	(37,918)	22,390
Other derivative activities (1)	695,143	—	695,143	(70,368)	624,775
Total Derivative Assets	$772,603	$—	$772,603	$(118,774)	$653,829

December 31, 2024
Fair value hedges	$62,240	$—	$62,240	$(23,509)	$38,731
Cash flow hedges	45,816	—	45,816	(39,703)	6,113
Other derivative activities (1)	1,019,069	(5,145)	1,013,924	(238,021)	775,903
Total Derivative Assets	$1,127,125	$(5,145)	$1,121,980	$(301,233)	$820,747
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
September 30, 2025
Fair value hedges	$5,862	$—	$5,862	$(265)	$5,597
Cash flow hedges	51,259	—	51,259	(27,340)	23,919
Other derivative activities (1)	703,675	—	703,675	(25,426)	678,249
Total Derivative Liabilities	$760,796	$—	$760,796	$(53,031)	$707,765

December 31, 2024
Fair value hedges	$137	$—	$137	$—	$137
Cash flow hedges	143,947	—	143,947	(72,891)	71,056
Other derivative activities (1)	874,626	(5,145)	869,481	(29,281)	840,200
Total Derivative Liabilities	$1,018,710	$(5,145)	$1,013,565	$(102,172)	$911,393
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Financial assets:
U.S. Treasury securities	$715,838	$—	$—	$715,838	$304,440	$—	$—	$304,440
Corporate debt	—	13	—	13	—	13	—	13
ABS	—	993,911	—	993,911	—	748,033	—	748,033
Beneficial interest in Structured LLC	—	—	1,097,711	1,097,711	—	—	1,198,985	1,198,985
MBS	—	4,653,899	—	4,653,899	—	4,881,161	—	4,881,161
Investment in debt securities AFS (2)	$715,838	$5,647,823	$1,097,711	$7,461,372	$304,440	$5,629,207	$1,198,985	$7,132,632
Trading securities	3,635,654	12,711,312	206,607	16,553,573	2,150,785	8,165,771	6,267	10,322,823
Equity securities	—	—	831,512	831,512	—	—	—	—
RICs HFI (3)	—	—	5,818	5,818	—	—	9,039	9,039
LHFS (1)(4)	—	1,474,755	—	1,474,755	—	1,256,401	—	1,256,401
MSRs	—	—	80,950	80,950	—	—	90,958	90,958
Other assets - derivatives (2)	794	771,771	38	772,603	485	1,121,472	23	1,121,980
Total financial assets (5)	$4,352,286	$20,605,661	$2,222,636	$27,180,583	$2,455,710	$16,172,851	$1,305,272	$19,933,833
Financial liabilities:
Trading liabilities	2,979,823	289,647	—	3,269,470	2,220,496	240,117	—	2,460,613
Other liabilities - derivatives (2)	142	759,563	1,091	760,796	217	1,013,296	52	1,013,565
Total financial liabilities	$2,979,965	$1,049,210	$1,091	$4,030,266	$2,220,713	$1,253,413	$52	$3,474,178
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
(5) Approximately $2.2 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 8.2% of total assets measured at fair value on a recurring basis and approximately 1.3% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at September 30, 2025. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 13. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At September 30, 2025 and December 31, 2024, the balance of these loans serviced for others was $6.8 billion and $7.4 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.2 million and $4.3 million, respectively, at September 30, 2025.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.0 million and $5.7 million, respectively, at September 30, 2025.

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

Equity securities

The Company holds interests in nonmarketable equity investments through a U.K. Limited Partnership formed to invest in early-stage financial technology companies. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. In accordance with ASC 820, Fair Value Measurement, management uses all available information in making fair value estimates of these investments. Various valuation techniques are used for direct investments as appropriate for the nature of the security, including multiples of revenues of the entity, independent appraisals, and recent and anticipated financing and sale transactions with third parties. A multiple of revenue calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. In addition, the Company applies a liquidity discount factor to adjust for the inherent inability to convert the underlying investments in early-stage financial technology companies to cash quickly and at a minimal cost.

Management evaluates the reasonableness of these assumptions each reporting period in light of current market conditions, the investee’s financial performance, and other factors that could affect the estimated fair value. The use of different assumptions or methodologies could result in materially different fair value estimates. Significant decreases (increases) in the multiple of earnings could result in a significantly lower (higher) fair value measurement. Generally, direct equity investments are classified as Level 3.

NOTE 13. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for those assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	Three months ended September 30, 2025							Three months ended September 30, 2024
(in thousands)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total	Beneficial interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total
Balances, beginning of period	$1,117,878	$6,890	$81,842	$(20)	$—	$156,547	$1,363,137	$1,120,639	$11,373	$96,298	$(146)	$—	$7,896	$1,236,060
Gains / (losses) in OCI	(10,409)	—	—	—	—	—	(10,409)	89,020	—	—	—	—	—	89,020
Gains/(losses) in earnings	—	—	1,570	(1,033)	—	(6,485)	(5,948)	—	—	(6,755)	17	—	(3,742)	(10,480)
Additions/Issuances	—	—	—	—	831,512	10,048	841,560	—	—	—	—	—	1,538	1,538
Transfer from Level 2	—	—	—	—	—	67,844	67,844	—	—	—	—	—	6	6
Settlements(1)	(9,758)	(1,072)	(2,462)	—	—	(21,347)	(34,639)	(3,884)	(1,264)	(2,351)	—	—	(236)	(7,735)
Balances, end of period	$1,097,711	$5,818	$80,950	$(1,053)	$831,512	$206,607	$2,221,545	$1,205,775	$10,109	$87,192	$(129)	$—	$5,462	$1,308,409
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$1,570	$(1,034)	$—	$(6,485)	$(5,949)	$—	$—	$(6,755)	$17	$—	$(3,742)	$(10,480)

	Nine months ended September 30, 2025							Nine months ended September 30, 2024
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total
Balances, beginning of period	$1,198,985	$9,039	$90,958	$(29)	$—	$6,267	$1,305,220	$—	$13,888	$94,266	$(596)	$—	$552	$108,110
Gain / (losses) in OCI	(80,823)	—	—	—	—	—	(80,823)	106,931	—	—	—	—	—	106,931
Gains/(losses) in earnings	—	—	(3,236)	(1,024)	—	(6,352)	(10,612)	—	—	23	467	—	(1,138)	(648)
Additions/Issuances	—	—	—	—	831,512	10,098	841,610	—	—	—	—	—	3,242	3,242
Transfers from Level 2	—	—	—	—	—	220,247	220,247	1,122,510	—	—	—	—	5,583	1,128,093
Settlements (1)	(20,451)	(3,221)	(6,772)	—	—	(23,653)	(54,097)	(23,666)	(3,779)	(7,097)	—	—	(2,777)	(37,319)
Balances, end of period	$1,097,711	$5,818	$80,950	$(1,053)	$831,512	$206,607	$2,221,545	$1,205,775	$10,109	$87,192	$(129)	$—	$5,462	$1,308,409
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(3,236)	$(1,025)	$—	$(6,352)	$(10,613)	$—	$—	$23	$467	$—	$(1,138)	$(648)
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

(in thousands)	Level 1	Level 2	Level 3	Balance at September 30, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Impaired commercial LHFI	$—	$334,587	$36,521	$371,108	$—	$208,820	$35,030	$243,850
Foreclosed assets	—	32,750	—	32,750	—	74,759	—	74,759
Vehicle inventory	—	369,587	—	369,587	—	348,603	—	348,603
LHFS	—	—	93,060	93,060	—	—	77,552	77,552
Auto loans impaired due to bankruptcy	—	167,960	—	167,960	—	148,053	—	148,053

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended September 30,		Nine months ended September 30,
(in thousands)	Statement of Operations Location	2025	2024	2025	2024
Impaired LHFI	Credit loss expense / (benefit)	$(8,332)	$2,869	$(8,978)	$343
Foreclosed assets	Miscellaneous income, net (1)	(163)	—	(10,765)	(3,983)
LHFS	Credit loss expense / (benefit)	520	(33,785)	9,102	(33,785)
LHFS	Miscellaneous income, net (1)	—	(8,395)	49	(9,293)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	15	5,070	3,636	20,807
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at September 30, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,097,711	DCF	Discount spread	2.75% - 25.00% (13.67%)
			Loss estimate	0.00% - 82.76% (7.12%)
			Extension of loan(1)	48 or 60 months
Equity securities	831,512	Market comparable pricing	Liquidity discount	22.00% - 22.00% (22.00%)
			Multiples of revenue	1.1x - 17.7x (4.4x)
MSRs	80,950	DCF	CPR (2)	0.00% - 34.34% (7.04%)
			Discount rate (3)	9.23%
(1)    Includes extensions related to workouts and contractual extensions.
(2)     Average CPR projected from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(3)    Average discount rate from collateral stratified by loan type and note rate. Weighted average amount was developed by weighting the associated relative UPB.
(4) Excluded insignificant Level 3 assets and liabilities.

NOTE 13. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2024 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,198,985	DCF	Discount spread	2.75% - 25.00% (11.77%)
			Loss estimate	0.01% - 44.27% (7.07%)
			Extension of loan (1)	48 or 60 months
MSRs	$90,958	DCF	CPR (2)	3.09% - 100.00% (7.00%)
			Discount rate (3)	9.81%
(1), (2), (3), (4) - See corresponding footnotes to the September 30, 2025 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	September 30, 2025					December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,708,891	$15,708,891	$15,708,891	$—	$—	$18,546,918	$18,546,918	$18,546,918	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,515,777	8,519,759	—	8,519,759	—	8,132,230	8,140,742	—	8,140,742	—
Investments in debt securities AFS	7,461,372	7,461,372	715,838	5,647,823	1,097,711	7,132,632	7,132,632	304,440	5,629,207	1,198,985
Investments in debt securities HTM	11,797,677	10,404,901	1,198,022	9,206,879	—	9,914,288	8,306,417	584,084	7,722,333	—
Trading securities	16,553,573	16,553,573	3,635,654	12,711,312	206,607	10,322,823	10,322,823	2,150,785	8,165,771	6,267
Equity and other investments (2)	836,512	836,512	—	5,000	831,512	5,000	5,000	—	5,000	—
LHFI, net	78,401,571	79,698,664	—	502,547	79,196,117	80,742,487	80,633,333	—	208,820	80,424,513
LHFS	1,567,815	1,567,815	—	1,474,755	93,060	1,333,953	1,333,953	—	1,256,401	77,552
Restricted cash	5,338,444	5,338,444	5,338,444	—	—	5,029,088	5,029,088	5,029,088	—	—
MSRs	80,950	80,950	—	—	80,950	90,958	90,958	—	—	90,958
Derivatives	772,603	772,603	794	771,771	38	1,121,980	1,121,980	485	1,121,472	23

Financial liabilities:
Deposits (1)	15,892,012	15,944,680	—	15,944,680	—	21,181,835	21,314,519	—	21,314,519	—
Federal funds purchased and securities loaned or sold under repurchase agreements	21,297,036	21,301,839	—	21,301,839	—	16,302,948	16,309,678	—	16,309,678	—
Trading liabilities	3,269,470	3,269,470	2,979,823	289,647	—	2,460,613	2,460,613	2,220,496	240,117	—
Borrowings and other debt obligations	40,886,853	41,997,875	—	37,273,761	4,724,114	44,010,910	44,327,760	—	38,394,469	5,933,291
Derivatives	760,796	760,796	142	759,563	1,091	1,013,565	1,013,565	217	1,013,296	52
(1) This line item excludes deposit liabilities with no defined or contractual maturities.
(2) This line item includes CDs with a maturity greater than 90 days and equity securities.

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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At September 30, 2025, the fair value of the underlying collateral was $43.7 billion before netting of $22.2 billion, all of which was sold or re-pledged.

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

LHFS

At September 30, 2025 and December 31, 2024, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2025			December 31, 2024
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,474,755	$1,422,410	$52,345	$1,256,401	$1,230,119	$26,282
RICs HFI	5,818	5,818	—	9,039	9,039	—
Nonaccrual loans	—	—	—	83	83	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $93.1 million and $77.6 million of LHFS valued on a non-recurring basis at September 30, 2025 and December 31, 2024, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Non-interest income:
Consumer and commercial fees	$127,894	$104,948	$363,691	$285,027
Lease income	394,740	535,872	1,279,449	1,688,602
Capital markets and foreign exchange income	153,768	102,075	382,479	316,349
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	14,564	15,302	53,540	48,599
BOLI	16,604	15,640	47,739	49,103
Net gain on operating leases	10,129	17,494	21,188	61,847
Asset and wealth management fees	77,253	73,506	248,448	220,615
Gain / (loss) on non-mortgage loans	1,723	(663)	4,644	(2,629)
Other miscellaneous income /(loss), net	23,915	(114,180)	106,305	(113,147)
Securities gains, net	53,169	55,117	115,091	184,304
Total non-interest income	$873,759	$805,111	$2,622,574	$2,738,670
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$33,180	$32,246	$96,415	$94,542
Commission and trailer fees (2)	79,601	70,439	248,528	210,809
Interchange income, net (2)	22,431	23,023	60,507	62,825
Underwriting service fees (2)	75,680	80,441	219,873	217,176
Asset and wealth management fees (2)	100,487	66,704	273,528	190,282
Other revenue from contracts with customers (2)	102	2,034	6,735	6,786
Total in-scope of revenue from contracts with customers	311,481	274,887	905,586	782,420
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	70,115	55,049	204,213	135,618
Lease income	394,740	535,872	1,279,449	1,688,602
Other miscellaneous income/(loss), net (3)	44,254	(115,814)	118,235	(52,274)
Securities gains, net	53,169	55,117	115,091	184,304
Total out-of-scope of revenue from contracts with customers	562,278	530,224	1,716,988	1,956,250
Total non-interest income	$873,759	$805,111	$2,622,574	$2,738,670
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 14. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Other expenses:
Amortization of intangibles	$8,998	$9,538	$26,771	$28,664
Deposit insurance premiums and other expenses	18,047	12,772	54,590	52,528
Other administrative and miscellaneous expenses	110,500	156,911	322,505	388,133
Total Other expenses	$137,545	$179,221	$403,866	$469,325

NOTE 15. INCOME TAXES

An income tax provision of $89.6 million and $144.5 million was recorded for the three months and nine months ended September 30, 2025, compared to an income tax benefit of $32.2 million and $74.3 million for the corresponding periods in 2024. This resulted in an ETR of 16.4% and 9.9% for the three months and nine months ended September 30, 2025, compared to (20.0)% and (8.5)% for the corresponding periods in 2024. The ETR for the three months and nine months ended September 30, 2025, when compared to the same periods in 2024, was directly impacted by (i) an increase in forecasted pre-tax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

In December 2021, a framework known as Pillar Two was established by the OECD. Pillar Two is designed to ensure large multinational companies pay a minimum level of tax on the income arising in each jurisdiction where they have operations. Although it became effective for Spain in 2024, the Pillar Two framework has not been adopted by the U.S. per the G-7 statement on Global Minimum Tax. Accordingly, no incremental potential tax liability is expected for SHUSA.

With few exceptions, the Company is no longer subject to federal and non-U.S. income tax examinations by tax authorities for years prior to 2011 and state income tax examinations for years prior to 2010.

The Company applies an aggregate portfolio approach whereby income tax effects from AOCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax asset balance of $425.4 million at September 30, 2025 (consisting of a federal deferred tax asset balance of $300.6 million and a state deferred tax asset balance of $124.8 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). The $61.1 million change in net deferred tax asset for the period ended September 30, 2025 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, specifically bonus depreciation and research and development cost expensing, modifications to the international tax framework and significant changes to clean energy tax credits including the repeal of electric vehicle credits effective October 1, 2025. The Company has incorporated the impact of the OBBBA in its Consolidated Financial Statements, including the impacts to the effective tax rate and net deferred tax position in 2025 and future periods.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2025	December 31, 2024
	(in thousands)
Commitments to extend credit	$22,792,158	$24,202,682
Letters of credit	1,372,034	1,243,122
Recourse exposure on sold loans	4,545	5,669
Total commitments	$24,168,737	$25,451,473

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

Included within the reported balances for commitments to extend credit at September 30, 2025 and December 31, 2024 were $4.2 billion and $4.1 billion, respectively, of commitments that can be canceled by the Company without notice.

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

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at September 30, 2025 was 8.5 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2025 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at September 30, 2025. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2025 and December 31, 2024, the liability related to unfunded lending commitments was $50.6 million and $47.9 million, respectively.

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

MPLFA

Under the terms of the MPLFA, SC is required to make revenue-sharing payments to Stellantis and also must share with Stellantis when residual gains/(losses) on leased vehicles exceed a specified threshold. In turn, Stellantis must provide designated minimum threshold percentages of its Subvention business to SC. On July 28, 2025, SC and Stellantis entered into an agreement to accelerate the termination of the MPLFA, resulting in the discontinuation of revenue-sharing to Stellantis and sharing of Stellantis residual gains/(losses) for all originations after September 15, 2025.

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of September 30, 2025, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of September 30, 2025 and December 31, 2024 not subject to a market price check was zero.

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

As of September 30, 2025 and December 31, 2024, the Company accrued aggregate legal and regulatory liabilities of approximately $16.2 million and $18.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $37.2 million and $38.6 million as of September 30, 2025 and December 31, 2024, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former service provider to SC that provided a guaranteed asset protection debt insurance program, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending. On June 18, 2025, the court of appeals withdrew its previous opinion denying SC’s first motion for rehearing and issued a ‘clarifying’ opinion affirming the trial court’s judgment and denying both motions for rehearing. SC filed a petition for appeal to the Texas Supreme Court, and the requested briefing on the merits to be completed by October 21, 2025.

NOTE 16. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

The CFTC also initiated an investigation focused on business-related communications. SanCap cooperated with the CFTC’s investigation and, on September 4, 2025, the CFTC announced a resolution of this inquiry, along with the resolution of ten other similar inquiries conducted with other firms. SanCap agreed to pay a civil penalty of $500,000 and complete an audit of its electronic communications compliance program.

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

On September 24, 2025, the Company acquired Investment Holdings 1857, S.L.'s interest in a U.K. Limited Partnership which is consolidated and presented within its Condensed Consolidated Financial Statements. The Company issued debt to Santander in support of this transaction disclosed in Note 9 to these Condensed Consolidated Financial Statements.

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 10 and Note 21 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2024.

In October 2025, the Company entered into a revolving warehouse line with a commitment amount of $2.0 billion with Santander New York Branch.

Mezzanine and Stockholder's Equity

During the second quarter of 2025, the Company acquired shares of Common stock from Santander to satisfy vested stock awards granted to SHUSA employees. The share price paid to Santander was in excess of the price at the grant date by approximately $21.5 million. The excess was recorded as a return of capital to Santander.

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

As of September 30, 2025, Santander was the sole holder of the Series E, F, and G Preferred Stock.

During the nine months ended September 30, 2025, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $88.4 million and declared additional dividends of $44.2 million that were paid in the fourth quarter of 2025.

NOTE 17. RELATED PARTY TRANSACTIONS (continued)

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $326.1 million and $256.9 million as of September 30, 2025 and December 31, 2024, respectively.

Repurchase Agreements

During the three months and nine months ended September 30, 2025, SanCap entered into intercompany Securities Financing Activities with Santander and its affiliates. The gross principal amount outstanding on repurchase and reverse repurchase agreements, which do not eliminate in consolidation, was $1.4 billion and $11.6 million, respectively, at September 30, 2025. During the three months and nine months ended September 30, 2025, the amount of income / expense related to this activity was negligible to the overall results of the Company and Santander.

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
•The Wealth Management segment includes the Company's international private banking, financial operations services, and portfolio management. This includes the full range of banking and asset management services to foreign individuals and corporations based primarily in Latin America and the Company's investment in the U.K. Limited Partnership.

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

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,632,745	$752,137	$219,536	$366,470	$734,094	$86,743	$(658,397)	$3,133,328
Interest expense	676,182	370,676	136,914	242,642	666,828	39,356	(518,445)	1,614,153
Fees and other income	50,102	77,588	15,765	22,477	210,378	90,144	12,565	479,019
Lease income	394,740	—	—	—	—	—	—	394,740
Credit loss expense / (benefit)	382,495	2,708	(4,392)	(11,282)	(1,129)	—	(334)	368,066
Lease expense	335,389	—	—	—	172	—	—	335,561
General, administrative and other expenses	307,998	381,099	48,303	31,746	213,542	75,457	85,163	1,143,308
Income/(loss) before income taxes	375,523	75,242	54,476	125,841	65,059	62,074	(212,216)	545,999
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,637,082	$730,344	$255,080	$388,592	$1,011,325	$98,040	$(694,133)	$3,426,330
Interest expense	729,516	369,614	164,769	264,675	985,415	44,762	(515,448)	2,043,303
Fees and other income	9,808	(39,004)	17,793	20,933	152,849	82,106	24,754	269,239
Lease income	535,872	—	—	—	—	—	—	535,872
Credit loss expense / (benefit)	519,758	(82,682)	(12,677)	15,940	(8,343)	—	(657)	431,339
Lease expense	442,810	—	—	—	137	—	—	442,947
General, administrative and other expenses	331,427	348,891	45,033	34,282	222,055	70,185	100,887	1,152,760
Income/(loss) before income taxes	159,251	55,517	75,748	94,628	(35,090)	65,199	(254,161)	161,092
(1) Refer to corresponding notes above.

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$4,873,484	$2,216,981	$665,943	$1,085,414	$2,213,237	$259,880	$(1,862,560)	$9,452,379
Interest expense	2,040,994	1,105,778	410,701	721,182	2,019,660	111,507	(1,416,065)	4,993,757
Fees and other income	139,837	212,100	50,943	55,500	563,250	281,684	39,811	1,343,125
Lease income	1,279,449	—	—	—	—	—	—	1,279,449
Credit loss expense / (benefit)	1,121,393	67,431	(11,083)	(2,186)	(6,916)	—	(1,763)	1,166,876
Lease expense	1,030,081	—	—	—	499	—	—	1,030,580
General, administrative and other expenses	907,480	1,135,250	142,575	108,708	627,593	212,342	285,291	3,419,239
Income/(loss) before income taxes	1,192,822	120,622	174,693	313,210	135,651	217,715	(690,212)	1,464,501
Total assets	56,863,896	9,212,708	3,612,795	23,221,161	32,686,610	9,082,196	33,435,598	168,114,964
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Nine months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
September 30, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$4,780,351	$2,223,643	$744,217	$1,161,537	$3,041,402	$283,306	$(2,049,203)	$10,185,253
Interest expense	2,063,910	1,108,988	480,211	782,450	2,962,457	115,703	(1,492,226)	6,021,493
Fees and other income	32,670	91,604	49,541	56,986	502,304	241,848	75,115	1,050,068
Lease income	1,688,602	—	—	—	—	—	—	1,688,602
Credit loss expense / (benefit)	1,347,400	360	(54,782)	57,376	(30,443)	—	(2,342)	1,317,569
Lease expense	1,333,917	—	—	—	467	—	—	1,334,384
General, administrative and other expenses	1,007,658	1,055,481	140,621	104,544	622,168	200,343	242,816	3,373,631
Income/(loss) before income taxes	748,738	150,418	227,708	274,153	(10,943)	209,108	(722,336)	876,846
Total assets	62,094,480	9,891,925	4,156,606	23,442,878	27,474,238	8,137,399	32,821,823	168,019,349
(1) Refer to corresponding notes above.

NOTE 19. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024, was as follows:

	Nine months ended September 30,
	2025	2024
	(in thousands)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$21,370	$34,360
Loans transferred from/(to) LHFI (from)/to LHFS, net	40,603	346,887
Transfer of financial interest in a VIE - Loans	244,693	507,744
Transfer of financial interest in a VIE - Borrowings	153,572	451,356
Unsettled purchases of investment securities	108,803	19,172
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	1,149,278	53,050
Dividends declared and payable to Shareholder	44,175	—

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

From May 2013 to July 2025, under the MPLFA with Stellantis, the Company operated as Stellantis' preferred provider for consumer loans, leases and dealer loans and provides services to Stellantis customers and dealers under the CCAP brand. In the second quarter of 2022, the Company announced it had reached an agreement with Stellantis to amend and extend the MPLFA. On July 28, 2025, the MPLFA was terminated effective September 15, 2025, except for certain trailing obligations for revenue- and risk-sharing on originations up to the termination's effective date.

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, construction loans and other consumer loans and leases throughout the United States, with a focus on the Mid-Atlantic and Northeastern region. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

The Company uses its deposits, public and private borrowings, as well as other financing sources, to fund its loan and investment portfolios.

In December 2023, SBNA acquired a 20 percent interest in the Structured LLC for approximately $1.1 billion. The Structured LLC was established by the FDIC to hold and service a $9.0 billion portfolio primarily consisting of New York based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure. SBNA's 20 percent interest is reported as an AFS debt security that had a fair value of approximately $1.1 billion and $1.2 billion at September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, SBNA serviced approximately $8.2 billion of multi-family loans for the Structured LLC and receives a market rate servicing fee in the accompanying Condensed Consolidated Statements of Operations.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at August 31, 2025 was 4.3% compared to 4.1% at June 30, 2025 and 4.1% one year ago. According to the U.S. Bureau of Labor Statistics, job gains in health care were partially offset by losses in government.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

September 30, 2025
Dow Jones Industrial Average	9.1%
S&P 500	13.7%
NASDAQ Composite	17.3%

At its September 2025 meeting, the FOMC lowered the federal funds rate target range to 4.00% - 4.25%. The FOMC continues to focus its policy making on maximum employment and achieving a 2.0% inflation target rate.

The ten-year Treasury bond rate at September 30, 2025 was 4.15%, down from 4.57% at December 31, 2024.

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

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

	SANTANDER (1) (2)	SHUSA	SBNA (3)	Overall Outlook
Fitch	A+ / A	A-	A-	Stable
Moody's	A1 / Baa1	Baa2	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
(1) Senior preferred debt / senior non-preferred debt rating.
(2) On October 3rd, 2025 Moody's upgraded Santander's senior preferred debt rating from A2 to A1.
(3) Moody's rating represents SBNA long-term issuer rating.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
REGULATORY MATTERS

The activities of the Company and its subsidiaries are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the CFPB. Refer to the Company’s Annual Report on Form 10-K as of December 31, 2024 for more information on regulatory and supervisory matters affecting the Company and its subsidiaries.

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of September 30, 2025, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all, but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2025, SBNA met the criteria to be classified as “well-capitalized.”

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended September 30, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$16,099,373	$231,214	5.74%	$12,727,793	$222,492	6.99%	$8,722	$26,843	$(18,121)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	38,590,766	414,452	4.30%	54,254,688	728,670	5.37%	(314,218)	(185,923)	(128,295)
Federal funds sold and securities purchased under resale or similar agreements, netting	(28,064,092)			(42,098,401)
Federal funds sold and securities purchased under resale or similar agreements, net	10,526,674			12,156,287
AFS	7,435,575	97,893	5.27%	6,867,852	93,057	5.42%	4,836	7,270	(2,434)
HTM	11,210,984	77,648	2.77%	9,491,578	54,371	2.29%	23,277	10,791	12,486
Trading securities	17,154,361	209,663	4.89%	12,487,618	150,944	4.83%	58,719	56,828	1,891
Other investments	1,578,704	9,319	2.36%	1,333,486	10,372	3.11%	(1,053)	3,381	(4,434)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$64,005,671	$1,040,189	6.50%	$55,064,614	$1,259,906	9.15%	$(219,717)	$(80,810)	$(138,907)
LOANS (4):
C&I	8,656,088	95,802	4.43%	10,270,070	117,079	4.56%	(21,277)	(18,383)	(2,894)
CRE	8,890,997	158,465	7.13%	8,823,284	168,094	7.62%	(9,629)	1,305	(10,934)
Other commercial loans	8,082,036	98,889	4.89%	7,791,979	104,807	5.38%	(5,918)	4,091	(10,009)
Multifamily	9,633,078	112,183	4.66%	10,177,761	125,037	4.91%	(12,854)	(6,588)	(6,266)
Total commercial loans	35,262,199	465,339	5.28%	37,063,094	515,017	5.56%	(49,678)	(19,575)	(30,103)
Consumer loans:
Residential mortgages	5,517,087	55,463	4.02%	4,755,796	43,356	3.65%	12,107	7,413	4,694
Home equity loans and lines of credit	1,910,336	34,157	7.15%	2,211,267	44,133	7.98%	(9,976)	(5,654)	(4,322)
Total consumer loans secured by real estate	7,427,423	89,620	4.83%	6,967,063	87,489	5.02%	2,131	1,759	372
RICs and auto loans	42,955,721	1,484,410	13.82%	45,296,016	1,491,109	13.17%	(6,699)	(149,698)	142,999
Personal unsecured	1,509,101	50,188	13.30%	2,936,495	72,155	9.83%	(21,967)	(80,232)	58,265
Other consumer	24,019	3,582	59.65%	43,391	654	6.03%	2,928	(155)	3,083
Total consumer	51,916,264	1,627,800	12.54%	55,242,965	1,651,407	11.96%	(23,607)	(228,326)	204,719
Total loans	87,178,463	2,093,139	9.60%	92,306,059	2,166,424	9.39%	(73,285)	(247,901)	174,616
TOTAL EARNING ASSETS	151,184,134	3,133,328	8.29%	147,370,673	3,426,330	9.30%	(293,002)	(328,711)	35,709
Non-interest bearing assets (5)	21,655,532			24,054,067
TOTAL ASSETS	$172,839,666			$171,424,740
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,155,487	$40,634	1.34%	$12,419,797	$49,875	1.61%	$(9,241)	$(1,041)	$(8,200)
Savings	9,180,190	61,291	2.67%	3,890,971	1,877	0.19%	59,414	5,603	53,811
Money market	26,041,804	195,578	3.00%	24,868,556	214,939	3.46%	(19,361)	10,650	(30,011)
CDs	16,464,363	163,310	3.97%	20,859,378	260,865	5.00%	(97,555)	(49,324)	(48,231)
TOTAL INTEREST-BEARING DEPOSITS	63,841,844	460,813	2.89%	62,038,702	527,556	3.40%	(66,743)	(34,112)	(32,631)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	52,345,351	567,609	4.34%	63,752,588	860,769	5.40%	(293,160)	(139,808)	(153,352)
Federal funds purchased and securities sold under agreements to repurchase, netting	(28,064,092)			(42,098,401)
Federal funds purchased and securities sold under agreements to repurchase, net	24,281,259			21,654,187
Trading liabilities	3,342,681	36,258	4.34%	3,911,482	45,507	4.65%	(9,249)	(6,342)	(2,907)
FHLB advances	1,967,806	21,625	4.40%	2,551,016	28,267	4.43%	(6,642)	(6,451)	(191)
Other borrowings	39,330,718	527,848	5.37%	40,691,172	581,204	5.71%	(53,356)	(19,187)	(34,169)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	68,922,464	1,153,340	6.69%	68,807,857	1,515,747	8.81%	(362,407)	(171,788)	(190,619)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	132,764,308	1,614,153	4.86%	130,846,559	2,043,303	6.25%	(429,150)	(205,900)	(223,250)
Non-interest bearing liabilities (6)	20,994,772			21,862,060
TOTAL LIABILITIES	153,759,080			152,708,619
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	17,080,586			16,716,121
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$172,839,666			$171,424,740
NET INTEREST SPREAD (7)			3.43%			3.05%
NET INTEREST MARGIN (8)			4.02%			3.75%
NET INTEREST INCOME		$1,519,175			$1,383,027

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$18,065,719	$745,696	5.50%	$12,193,903	$648,631	7.09%	$97,065	$181,677	$(84,612)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	40,149,196	1,313,419	4.36%	54,876,266	2,210,518	5.37%	(897,099)	(527,405)	(369,694)
Federal funds sold and securities purchased under resale or similar agreements, netting	(29,547,974)			(43,696,572)
Federal funds sold and securities purchased under resale or similar agreements, net	10,601,222			11,179,694
AFS	7,284,476	289,031	5.29%	6,969,297	287,729	5.50%	1,302	8,361	(7,059)
HTM	10,291,445	196,642	2.55%	9,148,384	145,165	2.12%	51,477	19,623	31,854
Trading securities	15,544,807	566,583	4.86%	11,700,468	414,215	4.72%	152,368	139,752	12,616
Other investments	1,532,497	31,172	2.71%	1,331,942	35,304	3.53%	(4,132)	7,613	(11,745)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$63,320,166	$3,142,543	6.62%	$52,523,688	$3,741,562	9.50%	$(599,019)	$(170,379)	$(428,640)
LOANS (4):
C&I	8,513,052	288,122	4.51%	11,144,201	344,926	4.13%	(56,804)	(93,079)	36,275
CRE	8,907,145	462,395	6.92%	8,934,259	509,984	7.61%	(47,589)	(1,542)	(46,047)
Other commercial loans	8,066,822	305,506	5.05%	7,670,776	306,182	5.32%	(676)	7,595	(8,271)
Multifamily	9,692,242	333,371	4.59%	10,250,016	376,116	4.89%	(42,745)	(20,094)	(22,651)
Total commercial loans	35,179,261	1,389,394	5.27%	37,999,252	1,537,208	5.39%	(147,814)	(107,120)	(40,694)
Consumer loans:
Residential mortgages	5,461,401	166,711	4.07%	4,734,454	126,678	3.57%	40,033	20,937	19,096
Home equity loans and lines of credit	1,980,946	105,382	7.09%	2,300,922	136,731	7.92%	(31,349)	(17,878)	(13,471)
Total consumer loans secured by real estate	7,442,347	272,093	4.87%	7,035,376	263,409	4.99%	8,684	3,059	5,625
RICs and auto loans	44,078,600	4,489,768	13.58%	44,543,210	4,353,513	13.03%	136,255	(44,719)	180,974
Personal unsecured	1,616,213	157,367	12.98%	3,517,749	287,297	10.89%	(129,930)	(201,456)	71,526
Other consumer	28,250	1,214	5.73%	49,685	2,264	6.08%	(1,050)	(926)	(124)
Total consumer	53,165,410	4,920,442	12.34%	55,146,020	4,906,483	11.86%	13,959	(244,042)	258,001
Total loans	88,344,671	6,309,836	9.52%	93,145,272	6,443,691	9.22%	(133,855)	(351,162)	217,307
TOTAL EARNING ASSETS	151,664,837	9,452,379	8.31%	145,668,960	10,185,253	9.32%	(732,874)	(521,541)	(211,333)
Non-interest bearing assets (5)	22,172,840			24,241,314
TOTAL ASSETS	$173,837,677			$169,910,274
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,201,858	$119,947	1.31%	$12,395,100	$143,045	1.54%	$(23,098)	$(2,183)	$(20,915)
Savings	7,837,994	141,844	2.41%	4,081,153	6,275	0.21%	135,569	10,954	124,615
Money market	26,024,876	597,905	3.06%	25,009,453	627,713	3.35%	(29,808)	26,329	(56,137)
CDs	18,536,547	578,420	4.16%	20,401,330	768,460	5.02%	(190,040)	(66,115)	(123,925)
TOTAL INTEREST-BEARING DEPOSITS	64,601,275	1,438,116	2.97%	61,887,036	1,545,493	3.33%	(107,377)	(31,015)	(76,362)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	52,509,774	1,719,233	4.37%	63,979,450	2,589,950	5.40%	(870,717)	(421,862)	(448,855)
Federal funds purchased and securities sold under agreements to repurchase, netting	(29,547,974)			(43,696,572)
Federal funds purchased and securities sold under agreements to repurchase, net	22,961,800			20,282,878
Trading liabilities	3,328,603	109,459	4.38%	3,678,059	129,342	4.69%	(19,883)	(11,725)	(8,158)
FHLB advances	2,840,519	99,903	4.69%	3,709,297	135,693	4.88%	(35,790)	(30,690)	(5,100)
Other borrowings	40,140,086	1,627,046	5.40%	39,862,951	1,621,015	5.42%	6,031	12,853	(6,822)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	69,271,008	3,555,641	6.84%	67,533,185	4,476,000	8.84%	(920,359)	(451,424)	(468,935)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	133,872,283	4,993,757	4.97%	129,420,221	6,021,493	6.20%	(1,027,736)	(482,439)	(545,297)
Non-interest-bearing liabilities (6)	21,346,968			22,380,568
TOTAL LIABILITIES	155,219,251			151,800,789
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,618,426			16,109,485
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$173,837,677			$169,910,274
NET INTEREST SPREAD (7)			3.34%			3.12%
NET INTEREST MARGIN (8)			3.92%			3.81%
NET INTEREST INCOME		$4,458,622			$4,163,760
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
.

NET INTEREST INCOME

Net interest income increased $136.1 million and increased $294.9 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The most significant factors contributing to these changes were as follows:

•Interest income on loans decreased $73.3 million and decreased $133.9 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average loan volume of $247.9 million and an increase in average rates of $174.6 million. The nine-month period change is attributable to a decrease in average loan volume of $351.2 million and an increase in average rates of $217.3 million. Refer to the discussion of changes in loan balances in the "Loan Portfolio" section of this MD&A.
•Interest income on interest-earning deposits increased $8.7 million and increased $97.1 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to an increase in average interest-bearing deposits volume of $26.8 million and a decrease in average rates of $18.1 million. The nine-month period change is attributable to an increase in average interest-bearing deposits volume of $181.7 million and a decrease in average rates of $84.6 million.
•Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements decreased $314.2 million and decreased $897.1 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $185.9 million and a decrease in average rates of $128.3 million. The nine-month period change is attributable to a decrease in average federal funds sold and securities purchased under resale agreements or similar arrangements volume of $527.4 million and a decrease in average rates of $369.7 million.
•Interest income on investment securities increased $85.8 million and increased $201.0 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to an increase in average investment securities volume of $78.3 million and an increase in average rates of $7.5 million. The nine-month period change is attributable to an increase in average investment securities volume of $175.3 million and an increase in average rates of $25.7 million.
•Interest expense on deposits and related customer accounts decreased $66.7 million and decreased $107.4 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average interest-bearing deposit volume of $34.1 million and a decrease in average rates of $32.6 million. The nine-month period change is attributable to a decrease in average interest-bearing deposit volume of $31.0 million and a decrease in average rates of $76.4 million. The decrease in average rates is primarily attributable to money market and CD products.
•Interest expense on Securities Financing Activities and borrowed funds decreased $362.4 million and decreased $920.4 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The three-month period change is attributable to a decrease in average Securities Financing Activities and borrowed funds volume of $171.8 million and a decrease in average rates of $190.6 million. The nine-month period change is attributable to a decrease in average Securities Financing Activities and borrowed funds volume of $451.4 million and a decrease in average rates of $468.9 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $368.1 million and $1.2 billion for the three months and nine months ended September 30, 2025, compared to a credit loss expense of $431.3 million and $1.3 billion for the corresponding periods in 2024. The lower credit loss expense during the three months and nine months ended September 30, 2025 was mainly due to lower net charge-offs in RICs and auto loans, partially offset by the decrease in the ACL driven by the sale of certain RICs and auto loans, improvement in used car prices, lower exposure in Personal unsecured loans and rating improvement in certain loans in Commercial.

Credit loss expense on commercial loans decreased $20.4 million and decreased $0.6 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024.

Credit loss expense on consumer loans decreased $46.2 million and decreased $167.1 million for the three months and nine months ended September 30, 2025 compared to the corresponding periods in 2024 due to lower net charge-offs in RICs and auto loans, improvement in used car prices and lower exposure in Personal unsecured loans.

The credit loss expense on unfunded credit losses for the three months and nine months ended September 30, 2025 increased $3.3 million and increased $17.1 million compared to the corresponding periods in 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-INTEREST INCOME

	Three months Ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$103,806	$78,834	$282,190	$211,843	$24,972	31.7%	$70,347	33.2%
Commercial fees	24,088	26,114	81,501	73,184	(2,026)	(7.8)%	8,317	11.4%
Lease income	394,740	535,872	1,279,449	1,688,602	(141,132)	(26.3)%	(409,153)	(24.2)%
Capital markets and foreign exchange income	153,768	102,075	382,479	316,349	51,693	50.6%	66,130	20.9%
Miscellaneous income, net	144,188	7,099	481,864	264,388	137,089	1,931.1%	217,476	82.3%
Securities gains, net	53,169	55,117	115,091	184,304	(1,948)	(3.5)%	(69,213)	(37.6)%
Total non-interest income	$873,759	$805,111	$2,622,574	$2,738,670	$68,648	8.5%	$(116,096)	(4.2)%

Total non-interest income increased $68.6 million and decreased $116.1 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily comprised of:

•Consumer fees increased $25.0 million and $70.3 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to an increase in consumer loan fees.
•Lease income decreased $141.1 million and $409.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, primarily driven by a lower number of active leased vehicle units and lower purchase option fees.
•Capital market revenue increased $51.7 million and $66.1 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to an increase in investment banking income.
•Miscellaneous income, net increased $137.1 million and $217.5 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, discussed further below.
•Securities gains, net decreased $1.9 million and $69.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to a decrease in trading securities gains.

Miscellaneous income

	Three months Ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Mortgage banking income, net	$14,564	$15,302	$53,540	$48,599	$(738)	(4.8)%	$4,941	10.2%
BOLI	16,604	15,640	47,739	49,103	964	6.2%	(1,364)	(2.8)%
Net gain on operating leases	10,129	17,494	21,188	61,847	(7,365)	(42.1)%	(40,659)	(65.7)%
Asset and wealth management fees	77,253	73,506	248,448	220,615	3,747	5.1%	27,833	12.6%
Gain/(loss) on sale of non-mortgage loans	1,723	(663)	4,644	(2,629)	2,386	359.9%	7,273	276.6%
Other miscellaneous income/(loss), net	23,915	(114,180)	106,305	(113,147)	138,095	120.9%	219,452	194.0%
Total miscellaneous income	$144,188	$7,099	$481,864	$264,388	$137,089	1,931.1%	$217,476	82.3%
Miscellaneous income increased $137.1 million and increased $217.5 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily comprised of:

•A decrease in Net gain on operating leases, led by a decrease in volume of leased vehicles liquidated.
•An increase in Other miscellaneous income/(loss), net, primarily due to more favorable outcomes on securitization transactions.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended September 30,		Nine months Ended September 30,		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$533,951	$532,890	$1,607,098	$1,600,393	$1,061	0.2%	$6,705	0.4%
Occupancy and equipment expenses	167,650	157,017	525,301	473,847	10,633	6.8%	51,454	10.9%
Technology, outside services, and marketing expense	202,601	196,345	620,003	575,244	6,256	3.2%	44,759	7.8%
Loan expense	101,561	87,287	262,971	254,822	14,274	16.4%	8,149	3.2%
Lease expense	335,561	442,947	1,030,580	1,334,384	(107,386)	(24.2)%	(303,804)	(22.8)%
Other expenses	137,545	179,221	403,866	469,325	(41,676)	(23.3)%	(65,459)	(13.9)%
Total general, administrative and other expenses	$1,478,869	$1,595,707	$4,449,819	$4,708,015	$(116,838)	(7.3)%	$(258,196)	(5.5)%

Total general, administrative and other expenses decreased $116.8 million and $258.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The most significant factors contributing to these changes were as follows:

•Lease expense decreased $107.4 million and $303.8 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, due to lower auto lease volumes resulting in lower depreciation expense.
•Other expenses decreased $41.7 million and $65.5 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024, primarily due to lower litigation reserve expense.

INCOME TAX PROVISION

An income tax provision of $89.6 million and $144.5 million was recorded for the three months and nine months ended September 30, 2025, respectively, compared to a benefit of $32.2 million and $74.3 million for the corresponding periods in 2024. This resulted in an ETR of 16.4% and 9.9% for the three months and nine months ended September 30, 2025, respectively, compared to (20.0)% and (8.5)% for the corresponding periods in 2024.

The ETR for the three months and nine months ended September 30, 2025, when compared to the same periods in 2024, was directly impacted by (i) an increase in forecasted pre-tax income in 2025 and (ii) a decrease in electric vehicle tax credits expected to be generated in 2025.

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

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	September 30, 2025			September 30, 2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	1,632,745	752,137	2,384,882	1,637,082	730,344	2,367,426	17,456	0.7%
Interest expense	676,182	370,676	1,046,858	729,516	369,614	1,099,130	(52,272)	(4.8)%
Fees and other income	50,102	77,588	127,690	9,808	(39,004)	(29,196)	156,886	537.4%
Lease income	394,740	—	394,740	535,872	—	535,872	(141,132)	(26.3)%
Credit loss expense	382,495	2,708	385,203	519,758	(82,682)	437,076	(51,873)	(11.9)%
Lease expense	335,389	—	335,389	442,810	—	442,810	(107,421)	(24.3)%
General, administrative and other expenses	307,998	381,099	689,097	331,427	348,891	680,318	8,779	1.3%
Income before income taxes	375,523	75,242	450,765	159,251	55,517	214,768	235,997	109.9%

Nine months ended	September 30, 2025			September 30, 2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	4,873,484	2,216,981	7,090,465	4,780,351	2,223,643	7,003,994	86,471	1.2%
Interest expense	2,040,994	1,105,778	3,146,772	2,063,910	1,108,988	3,172,898	(26,126)	(0.8)%
Fees and other income	139,837	212,100	351,937	32,670	91,604	124,274	227,663	183.2%
Lease income	1,279,449	—	1,279,449	1,688,602	—	1,688,602	(409,153)	(24.2)%
Credit loss expense	1,121,393	67,431	1,188,824	1,347,400	360	1,347,760	(158,936)	(11.8)%
Lease expense	1,030,081	—	1,030,081	1,333,917	—	1,333,917	(303,836)	(22.8)%
General, administrative and other expenses	907,480	1,135,250	2,042,730	1,007,658	1,055,481	2,063,139	(20,409)	(1.0)%
Income before income taxes	1,192,822	120,622	1,313,444	748,738	150,418	899,156	414,288	46.1%
Total assets	56,863,896	9,212,708	66,076,604	62,094,480	9,891,925	71,986,405	(5,909,801)	(8.2)%

The Company reported total income before income taxes related to its Consumer activities of $450.8 million and $1.3 billion for the three months and nine months ended September 30, 2025, respectively, compared to income before income taxes of $214.8 million and $899.2 million for the corresponding periods in 2024. The most significant drivers of these changes were:

•Fees and other income for Auto increased $40.3 million and increased $107.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These changes were primarily driven by higher auto servicing fees and gains on securitization of loan portfolios.
•Lease income decreased $141.1 million and $409.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These changes where primarily driven by lower average auto lease volumes.
•Credit loss expense in Auto decreased $137.3 million and decreased $226.0 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These decreases were driven by lower loan volume and improved net charge-off rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Lease expense decreased $107.4 million and $303.8 million three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These changes where primarily driven by lower average auto lease balances.
•Total assets in Auto at September 30, 2025 decreased by $5.2 billion compared to the corresponding date in 2024. This decrease was driven by loan securitizations.

Commercial Activities

Commercial activities consists of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	September 30, 2025			September 30, 2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$219,536	$366,470	$586,006	$255,080	$388,592	$643,672	$(57,666)	(9.0)%
Interest expense	136,914	242,642	379,556	164,769	264,675	429,444	(49,888)	(11.6)%
Fees and other income	15,765	22,477	38,242	17,793	20,933	38,726	(484)	(1.2)%
Credit loss expense / (benefit)	(4,392)	(11,282)	(15,674)	(12,677)	15,940	3,263	(18,937)	(580.4)%
General, administrative and other expenses	48,303	31,746	80,049	45,033	34,282	79,315	734	0.9%
Income before income taxes	54,476	125,841	180,317	75,748	94,628	170,376	9,941	5.8%

Nine months ended	September 30, 2025			September 30, 2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$665,943	$1,085,414	$1,751,357	$744,217	$1,161,537	$1,905,754	$(154,397)	(8.1)%
Interest expense	410,701	721,182	1,131,883	480,211	782,450	1,262,661	(130,778)	(10.4)%
Fees and other income	50,943	55,500	106,443	49,541	56,986	106,527	(84)	(0.1)%
Credit loss expense / (benefit)	(11,083)	(2,186)	(13,269)	(54,782)	57,376	2,594	(15,863)	(611.5)%
General, administrative and other expenses	142,575	108,708	251,283	140,621	104,544	245,165	6,118	2.5%
Income before income taxes	174,693	313,210	487,903	227,708	274,153	501,861	(13,958)	(2.8)%
Total assets	3,612,795	23,221,161	26,833,956	4,156,606	23,442,878	27,599,484	(765,528)	(2.8)%

The Company reported total income before income taxes related to its Commercial activities of $180.3 million and $487.9 million for the three months and nine months ended September 30, 2025, respectively, compared to income before income taxes of $170.4 million and $501.9 million for the corresponding periods in 2024. The most significant drivers of these changes were:

•Credit loss expense in CRE decreased $27.2 million and $59.6 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods of 2024. These decreases were due to improved portfolio performance.
•Credit loss expense in C&I increased $8.3 million and increased $43.7 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods of 2024. These increases were primarily due to prior year credit loss releases related to loan payoffs.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$734,094	$1,011,325	$2,213,237	$3,041,402	$(277,231)	(27.4)%	$(828,165)	(27.2)%
Interest expense	666,828	985,415	2,019,660	2,962,457	(318,587)	(32.3)%	(942,797)	(31.8)%
Fees and other income	210,378	152,849	563,250	502,304	57,529	37.6%	60,946	12.1%
Credit loss expense / (benefit)	(1,129)	(8,343)	(6,916)	(30,443)	7,214	86.5%	23,527	77.3%
Lease expense	172	137	499	467	35	25.5%	32	6.9%
General, administrative and other expenses	213,542	222,055	627,593	622,168	(8,513)	(3.8)%	5,425	0.9%
Income / (loss) before income taxes	65,059	(35,090)	135,651	(10,943)	100,149	285.4%	146,594	1,339.6%
Total assets			32,686,610	27,474,238			5,212,372	19.0%

CIB reported income before income taxes of $65.1 million and $135.7 million for the three months and nine months ended September 30, 2025, respectively, compared to a loss before income taxes of $35.1 million and $10.9 million for the corresponding periods in 2024, respectively. Factors contributing to these changes were:

•Interest income decreased $277.2 million and $828.2 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. The decreases were due to Securities Financing activities.
•Interest expense decreased $318.6 million and $942.8 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These decreases were primarily due to interest expense associated with Securities Financing activities.
•Fees and other income increased $57.5 million and $60.9 million for the three months and nine months ended September 30, 2025, respectively compared to the corresponding periods in 2024. These increases were primarily due to increased Global Banking Fees.
•Total assets at September 30, 2025 increased $5.2 billion compared to the corresponding date in 2024. This increase was primarily due to trading inventory.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wealth Management

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$86,743	$98,040	$259,880	$283,306	$(11,297)	(11.5)%	$(23,426)	(8.3)%
Interest expense	39,356	44,762	111,507	115,703	(5,406)	(12.1)%	(4,196)	(3.6)%
Fees and other income	90,144	82,106	281,684	241,848	8,038	9.8%	39,836	16.5%
General, administrative and other expenses	75,457	70,185	212,342	200,343	5,272	7.5%	11,999	6.0%
Income before income taxes	62,074	65,199	217,715	209,108	(3,125)	(4.8)%	8,607	4.1%
Total assets			9,082,196	8,137,399			944,797	11.6%

Wealth Management reported income before income taxes of $62.1 million and $217.7 million for the three months and nine months ended September 30, 2025, respectively, compared to income before income taxes of $65.2 million and $209.1 million for the corresponding periods in 2024. The primary factors contributing to these changes were:

•Total fees and other income increased $8.0 million and $39.8 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024. These increases were primarily driven by additional transaction fees on increased securities transaction activity and higher foreign exchange activity.
•Total assets increased $944.8 million compared to the corresponding date in 2024. This increase was primarily due to acquisition of the interest in the U.K. Limited Partnership.

Other

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in thousands)	2025	2024	2025	2024	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$(658,397)	$(694,133)	$(1,862,560)	$(2,049,203)	$35,736	5.1%	$186,643	9.1%
Interest expense	(518,445)	(515,448)	(1,416,065)	(1,492,226)	(2,997)	(0.6)%	76,161	5.1%
Fees and other income	12,565	24,754	39,811	75,115	(12,189)	(49.2)%	(35,304)	(47.0)%
Credit loss expense / (benefit)	(334)	(657)	(1,763)	(2,342)	323	49.2%	579	24.7%
General, administrative and other expenses	85,163	100,887	285,291	242,816	(15,724)	(15.6)%	42,475	17.5%
Loss before income taxes	(212,216)	(254,161)	(690,212)	(722,336)	41,945	16.5%	32,124	4.4%
Total assets			33,435,598	32,821,823			613,775	1.9%

The Other category reported losses before income taxes of $212.2 million and $690.2 million for the three months and nine months ended September 30, 2025, respectively, compared to losses before income taxes of $254.2 million and $722.3 million for the corresponding periods in 2024. The primary factors contributing to these changes were:

•Fees and other income decreased $12.2 million and decreased $35.3 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods of 2024. These changes were primarily due to changes in mark-to-market hedge positions.
•General, administrative and other expenses decreased $15.7 million and increased $42.5 million for the three months and nine months ended September 30, 2025, respectively, compared to the corresponding periods of 2024. These changes were primarily the result of timing in strategic investment and restructuring charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2025		December 31, 2024		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,471,776	10.0%	$8,624,800	9.9%	$(153,024)	(1.8)%
C&I	7,785,693	9.2%	8,386,344	9.6%	(600,651)	(7.2)%
Multifamily	9,921,672	11.7%	9,840,692	11.3%	80,980	0.8%
Other commercial	7,951,400	9.4%	7,608,933	8.7%	342,467	4.5%
Total commercial loans (1)	34,130,541	40.3%	34,460,769	39.5%	(330,228)	(1.0)%
Consumer loans secured by real estate:
Residential mortgages	4,134,536	4.9%	4,415,747	5.1%	(281,211)	(6.4)%
Home equity loans and lines of credit	1,857,288	2.2%	2,091,365	2.4%	(234,077)	(11.2)%
Total consumer loans secured by real estate	5,991,824	7.1%	6,507,112	7.5%	(515,288)	(7.9)%
Consumer loans not secured by real estate:
RICs and auto loans	42,975,831	50.8%	44,585,718	50.9%	(1,609,887)	(3.6)%
Personal unsecured loans	1,429,855	1.7%	1,715,727	2.0%	(285,872)	(16.7)%
Other consumer	22,137	0.1%	35,173	0.1%	(13,036)	(37.1)%
Total consumer loans	50,419,647	59.7%	52,843,730	60.5%	(2,424,083)	(4.6)%
Total LHFI	$84,550,188	100.0%	$87,304,499	100.0%	$(2,754,311)	(3.2)%
Total LHFI with:
Fixed	$60,440,824	71.5%	$62,085,179	71.1%	$(1,644,355)	(2.6)%
Variable	24,109,364	28.5%	25,219,320	28.9%	(1,109,956)	(4.4)%
Total LHFI	$84,550,188	100.0%	$87,304,499	100.0%	$(2,754,311)	(3.2)%
(1) As of September 30, 2025, the Company had $425.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans by Maturity and Interest Rate Sensitivity

	At September 30, 2025, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$48,632	$221,274	$54,818	$225,939	$550,663
C&I	229,096	744,056	292,161	17,862	1,283,175
Multifamily loans	911,779	4,852,186	1,736,215	—	7,500,180
Other commercial	557,368	1,842,494	1,171,233	—	3,571,095
Total Commercial	$1,746,875	$7,660,010	$3,254,427	$243,801	$12,905,113
Residential mortgages	759	38,911	555,997	4,163,721	4,759,388
Home equity loans and lines of credit	1,337	11,999	40,290	30,794	84,420
RICs and auto loans	607,927	26,539,790	15,828,113	1	42,975,831
Personal unsecured loans	21,317	807,441	200,029	—	1,028,787
Other consumer	1,759	14,332	2,562	3,485	22,138
Total Fixed Rates	$2,379,974	$35,072,483	$19,881,418	$4,441,802	$61,775,677
Variable Rates:
CRE loans	$3,851,107	$3,935,054	$320,473	$82,878	$8,189,512
C&I	937,202	5,184,632	502,047	24,722	6,648,603
Multifamily loans	893,120	1,385,762	148,749	861	2,428,492
Other commercial	4,219,823	160,483	—	—	4,380,306
Total Commercial	$9,901,252	$10,665,931	$971,269	$108,461	$21,646,913
Residential mortgages	497	2,823	89,389	403,020	495,729
Home equity loans and lines of credit	10,807	1,145	371,016	1,406,698	1,789,666
Personal unsecured loans	6,792	147,916	253,945	1,365	410,018
Other consumer	—	—	—	—	—
Total Variable Rates	$9,919,348	$10,817,815	$1,685,619	$1,919,544	$24,342,326
Total	$12,299,322	$45,890,298	$21,567,037	$6,361,346	$86,118,003

Commercial

Commercial loans decreased approximately $330.2 million, or 1.0%, from December 31, 2024 to September 30, 2025. This decrease was primarily attributable to a decrease in C&I loans of $600.7 million, and a decrease in CRE loans of $153.0 million, partially offset by an increase in Other commercial loans of $342.5 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $515.3 million from December 31, 2024 to September 30, 2025 due to continued run-off in these portfolios.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI decreased $1.6 billion from December 31, 2024 to September 30, 2025. This decrease represents off-balance sheet securitizations and collections offset by new origination activity. RICs are collateralized by vehicle titles, and the lender has the right to repossess the vehicle in the event the consumer defaults on the payment terms of the contract. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of September 30, 2025, 61.8% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.5% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $298.9 million from December 31, 2024 to September 30, 2025. This decrease was primarily attributable to run-off in the portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2025, the CRE and multifamily portfolios included the following:

	As of September 30, 2025
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,471,776	46.1%
Multifamily loans (1)	9,921,672	53.9%
Total CRE and multifamily loans	$18,393,448	100.0%
CRE loans by type
Multifamily construction	$4,137,292	22.5%
Office	1,552,425	8.4%
Retail	838,604	4.6%
Industrial	1,080,632	5.9%
Other	862,823	4.7%
Total	$8,471,776
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 76% of the total CRE and multifamily portfolio and 16.6% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 8.4% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 4.6% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was:

	As of September 30, 2025
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,091,641	27.7%
New Jersey	2,331,118	12.7%
Florida	1,593,475	8.7%
Texas	1,570,809	8.5%
All other states	7,806,405	42.4%
Total	$18,393,448	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	September 30, 2025	December 31, 2024	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$201,929	$243,761	$(41,832)	(17.2)%
C&I	114,240	132,146	(17,906)	(13.6)%
Multifamily	306,410	226,448	79,962	35.3%
Other commercial	4,499	8,037	(3,538)	(44.0)%
Total commercial loans	627,078	610,392	16,686	2.7%

Consumer loans secured by real estate:
Residential mortgages	48,921	52,170	(3,249)	(6.2)%
Home equity loans and lines of credit	56,468	70,414	(13,946)	(19.8)%
Consumer loans not secured by real estate:
RICs and auto loans	2,496,321	2,241,575	254,746	11.4%
Personal unsecured loans	215	486	(271)	(55.8)%
Other consumer	19,777	15,198	4,579	30.1%
Total consumer loans	2,621,702	2,379,843	241,859	10.2%
Total non-accrual loans	3,248,780	2,990,235	258,545	8.6%

OREO	42,573	54,121	(11,548)	(21.3)%
Repossessed vehicles	254,220	249,209	5,011	2.0%
Foreclosed and other repossessed assets	2,252	25,182	(22,930)	(91.1)%
Total OREO and other repossessed assets	299,045	328,512	(29,467)	(9.0)%
Total non-performing assets	$3,547,825	$3,318,747	$229,078	6.9%

Past due 90 days or more as to interest or principal and accruing interest	$8,363	$8,796	$(433)	(4.9)%
Non-performing assets as a percentage of total assets	2.1%	2.0%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
ACL to total loan outstanding	7.2%	7.5%	7.3%
ACL	$6,199,243	$6,609,955	$6,607,819
Total loans outstanding	86,118,003	88,638,452	91,072,278
NPL to total loans outstanding	3.8%	3.4%	3.2%
NPL	$3,248,780	$2,990,235	$2,899,068
Total loans outstanding	86,118,003	88,638,452	91,072,278
ACL to NPL	190.8%	221.1%	227.9%
ACL	$6,199,243	$6,609,955	$6,607,819
NPL	3,248,780	2,990,235	2,899,068
Net charge-offs during the period to average loans outstanding:
Commercial	0.2%	0.1%	0.1%
NCOs during the period	$78,772	$46,530	$30,681
Average amount outstanding	35,179,261	37,540,690	37,999,252
Consumer	2.8%	4.1%	3.0%
NCOs during the period	$1,498,816	$2,273,449	$1,671,884
Average amount outstanding	53,165,410	54,808,673	55,146,020

Commercial NCOs during the period to average loans increased from September 30, 2024 to September 30, 2025. The increase in NCOs was primarily in the CRE portfolio. Consumer NCOs during the period to average loans decreased from September 30, 2024 to September 30, 2025. This decrease was primarily due to the sale of loans in the Personal unsecured portfolio in 2024.

Commercial

Commercial NPLs increased $16.7 million from December 31, 2024 to September 30, 2025. Commercial NPLs accounted for 1.8% of commercial LHFI at September 30, 2025. The change in commercial NPLs was primarily comprised of an increase of $80.0 million in the Multifamily portfolio, a decrease of $41.8 million in the CRE portfolio, and a decrease of $17.9 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $46.3 million, or 43.9%, of non-performing consumer loans secured by real estate at September 30, 2025, compared to $55.4 million, or 45.2%, at December 31, 2024.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $254.7 million from December 31, 2024 to September 30, 2025. Non-performing RICs and auto loans accounted for 5.8% and 5.0% of total RICs and auto loans at September 30, 2025 and December 31, 2024, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $271.0 thousand from December 31, 2024 to September 30, 2025. Non-performing personal unsecured loans accounted for 0.02% and 0.03% of total personal unsecured loans at September 30, 2025 and December 31, 2024, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $163.8 million and $178.2 million at September 30, 2025 and December 31, 2024, respectively. Early stage delinquency consumer loans amounted to $6.0 billion and $5.5 billion at September 30, 2025 and December 31, 2024, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $629.4 million from December 31, 2024 to September 30, 2025. The main driver of this is the increase in past due loans in the RIC and auto loan portfolio.

Loan Modifications

During the three months and nine months ended September 30, 2025, the Company provided loan modifications to customers with an amortized cost basis at September 30, 2025 of $994.6 million and $2.1 billion, respectively, compared to $799.6 million and $1.5 billion for the corresponding periods in 2024. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the three months and nine months ended September 30, 2025 compared to the corresponding periods in 2024 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
ACL

The Company's ACL was $6.2 billion at September 30, 2025, a decrease of $410.7 million from December 31, 2024. The decrease in the ACL was primarily driven by the sale of certain RICs and auto loans, improvement in used car prices, lower exposure in Personal unsecured loans, and rating improvement in certain loans in Commercial. The ACL for the consumer portfolio segment decreased by $328.9 million and the ACL for the commercial segment decreased $81.8 million for the period ended September 30, 2025 compared to the period ended December 31, 2024. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $47.9 million at December 31, 2024 to $50.6 million at September 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	September 30, 2025	December 31, 2024
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,614,172	$3,358,438
FNMA and FHLMC securities	1,755,565	1,827,163
Beneficial interest in Structured LLC	1,097,711	1,198,985
Other securities (1)	993,924	748,046
Total investment securities AFS	7,461,372	7,132,632
Investment securities HTM:
U.S. Treasury securities, government agencies, and other securities (1)	10,266,383	8,361,402
FNMA and FHLMC securities	1,531,294	1,552,886
Total investment securities HTM	11,797,677	9,914,288
Trading securities	16,553,573	10,322,823
Other investments	2,376,186	1,549,634
Total investment portfolio	$38,188,808	$28,919,377
(1) Other securities primarily include ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	September 30, 2025	December 31, 2024	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$715,838	$304,440	$411,398	135.1%
Corporate debt securities	13	13	—	—%
ABS	993,911	748,033	245,878	32.9%
Beneficial interest in Structured LLC	1,097,711	1,198,985	(101,274)	(8.4)%
MBS(1):
GNMA - Residential	2,416,321	2,565,297	(148,976)	(5.8)%
GNMA - Commercial	482,013	488,701	(6,688)	(1.4)%
FHLMC and FNMA - Residential	1,674,023	1,741,256	(67,233)	(3.9)%
FHLMC and FNMA - Commercial	81,542	85,907	(4,365)	(5.1)%
Total investments in debt securities AFS	$7,461,372	$7,132,632	$328,740	4.6%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the unrealized gain / (loss) position of the AFS investment portfolio.

(in thousands)	September 30, 2025	December 31, 2024	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(710,889)	$(801,722)	$90,833	(11.3)%
Total unrealized gain	25,619	100,737	(75,118)	(74.6)%
Total unrealized gain/(loss) position	$(685,270)	$(700,985)	$15,715	(2.2)%

The change in unrealized gains is primarily related to the beneficial interest in the Structured LLC.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2025 was approximately 6.74 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at September 30, 2025 was approximately 4.29 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 422 investment securities classified as HTM as of September 30, 2025. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2025:

	September 30, 2025
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,641,771	$1,482,875
FHLMC	1,950,746	1,723,115
GNMA (1)	10,938,133	9,193,207
Total	$14,530,650	$12,399,197
(1) Includes U.S. government agency MBS.

GOODWILL

At September 30, 2025, goodwill totaled $2.8 billion and represented 1.6% of total assets and 16.3% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2024 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2025, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $425.4 million at September 30, 2025 (consisting of a federal deferred tax asset balance of $300.6 million and a state deferred tax asset balance of $124.8 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a state deferred tax asset balance of $168.0 million and a federal deferred tax asset balance of $196.3 million). Refer to Note 15 to the Condensed Consolidated Financial Statements for further discussion of the change in deferred tax balances.

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

On July 4, 2025, the OBBBA was enacted into law. The OBBBA includes the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, specifically bonus depreciation and research and development cost expensing, modifications to the international tax framework (e.g., Pillar 2) and significant changes to clean energy tax credits including the repeal of electric vehicle credits effective October 1, 2025. The Company has incorporated the impact of OBBBA in its Consolidated Financial Statements, including the impacts to the effective tax rate and net deferred tax position in 2025 and future periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
DEPOSITS

The Company reported deposits of $76.4 billion and $78.1 billion at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, SBNA had $74.3 billion of U.S.-based deposits, including $3.7 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $26.4 billion and $27.9 billion at September 30, 2025 and December 31, 2024, respectively, and represented approximately 36% and 36% of all U.S. deposits at September 30, 2025 and December 31, 2024, respectively.

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

The following shows the Company's deposits by business as of September 30, 2025:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$44,112,911	$10,693,181	$2,170,398	$3,482,902	$2,550,626	$63,010,018
Non-interest-bearing demand deposits	8,043,019	2,976,358	79,379	2,249,191	2,626	13,350,573
Total deposits (1)	$52,155,930	$13,669,539	$2,249,777	$5,732,093	$2,553,252	$76,360,591
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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2025 and 2024, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2025 and 2024, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at September 30, 2025:

	SHUSA

	September 30, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	13.16%	6.50%	4.50%
Tier 1 capital ratio	14.97%	8.00%	6.00%
Total capital ratio	17.07%	10.00%	8.00%
Leverage ratio	9.74%	5.00%	4.00%

	SBNA

	September 30, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	19.50%	6.50%	4.50%
Tier 1 capital ratio	19.50%	8.00%	6.00%
Total capital ratio	20.76%	10.00%	8.00%
Leverage ratio	12.95%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2024, the Company had $5.5 billion of notional in fair value hedges which decreased to $3.9 billion at September 30, 2025. Refer to Note 12 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the nine months ended September 30, 2025, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on the SDART platform for approximately $6.2 billion
•securitizations on the DRIVE platform for approximately $2.9 billion
•lease securitizations on the SBALT platform for approximately $860.4 million
•secured amortizing notes on the SCARF platform for approximately $532.5 million
•off-balance sheet securitizations on the SBAT platform for approximately $1.2 billion

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At September 30, 2025, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

In October 2025, the Company entered into a revolving warehouse line with a commitment amount of $2.0 billion with Santander New York Branch.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

	September 30, 2025			June 30, 2025
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$13,210,647			$18,506,278
Liquidity from released government deposit collateral (1)	2,531,753	—	2,531,753	2,531,032	—	2,531,032
Liquidity from unencumbered securities	4,133,398	—	4,133,398	3,260,439	—	3,260,439
FHLB	15,392,223	2,688,824	12,703,399	15,553,919	2,524,412	13,029,507
FRB:
Discount window	11,017,656	—	11,017,656	10,693,188	—	10,693,188
Total available liquidity			$43,596,853			$48,020,444
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At September 30, 2025, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $27.3 billion. This amount represented 35.8% of total deposits at September 30, 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash, cash equivalents, and restricted cash

	Nine months ended September 30,		YTD Change
(in thousands)	2025	2024	Increase/(Decrease)
Net cash flows from operating activities	$(1,094,188)	$(1,273,402)	$179,214
Net cash flows from investing activities	(1,571,105)	1,741,095	(3,312,200)
Net cash flows from financing activities	136,622	2,673,420	(2,536,798)

Cash flows from operating activities

Net cash flow from operating activities increased by $179.2 million from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily due to an increase in proceeds from the sales of and collections on LHFS, offset by the change in net trading activity and an increase in originations and purchases of LHFS during the nine months ended September 30, 2025.

Cash flows from investing activities

Net cash flow from investing activities decreased by $3.3 billion from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily driven by the net change in Securities Financing Activities, a decrease in proceeds from sales of LHFI, a decrease in proceeds from the sales and terminations of operating leases, and the acquisition of interest in limited partnership, offset by the net change in loans other than purchases and sales and a decrease in the purchases and originations of operating leases.

Cash flows from financing activities

Net cash flow from financing activities decreased by $2.5 billion from the nine months ended September 30, 2024 to the nine months ended September 30, 2025, primarily driven by the net change in deposits and the net change in net borrowings activity, offset by net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $1.0 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of September 30, 2025, there was an outstanding balance of $264.6 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $4.9 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of September 30, 2025, there was an outstanding balance of $2.5 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of September 30, 2025, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $21.0 billion.

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

At September 30, 2025, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of September 30, 2025, the Company had total contractual cash obligations of $84.8 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short-term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $76.4 billion, secured and other financing of $28.1 billion, short-term repurchase agreements of $21.3 billion and long-term unsecured debt of $12.8 billion, as well as cash flows from continuing operations. Additionally, on September 30, 2025, the Company had $43.6 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $24.2 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $9.2 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 12 and Note 16 to the Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of September 30, 2025, the Company had 530,391,043 shares of common stock outstanding.

During the nine months ended September 30, 2025, the Company paid dividends of zero on its common stock and paid $88.4 million of dividends on its preferred stock and declared additional dividends on its preferred stock of $44.2 million that were paid in the fourth quarter of 2025.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2025 and December 31, 2024:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2025	December 31, 2024
Down 200 basis points	(2.43)%	(4.53)%
Down 100 basis points	(1.00)%	(2.12)%
Up 100 basis points	0.78%	1.89%
Up 200 basis points	1.44%	3.71%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2025 and December 31, 2024.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2025	December 31, 2024
Down 200 basis points	1.68%	3.02%
Down 100 basis points	2.39%	2.93%
Up 100 basis points	(4.57)%	(4.22)%
Up 200 basis points	(9.90)%	(8.88)%

As of September 30, 2025, the Company’s profile reflected an increase of MVE of 2.39% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.57% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). NMD sensitivity increased as rates declined and duration extended, driven by growth in Openbank deposits. This decreased overall MVE sensitivity as it offset more sensitivity on the asset side.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Frozen accounts and transactions: A limited number of accounts for customers subsequently designated over time by the U.S. under the SDGT sanctions programme, were or are maintained with certain non-U.S. affiliates of Santander. All accounts have been frozen or cancelled to comply with applicable legal requirements.

•Legacy contractual obligations related to guarantees: Santander also has certain legacy performance guarantees for the benefit of an Iranian bank that is currently designated by the U.S. under the SDGT sanctions programme (stand-by letters of credit to guarantee the obligations - either under tender documents or under contractual agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. Santander is not contractually permitted to cancel these arrangements without paying the guaranteed amount. As such, Santander intends to continue to provide the guarantees in accordance with company policy and applicable laws.

In the aggregate, all of the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2025 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above.

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

(3.4)	Bylaws of Santander Holdings USA, Inc. (incorporated by reference to Exhibit 3.4 of Santander Holdings USA, Inc.’s Quarterly Report on Form 10-Q filed July 30, 2025)

(4.1)	Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	Inline XBRL Instance Document (Filed herewith)

(101.SCH)	Inline XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 3, 2025	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 3, 2025	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President