Form 10-K
period 2025-12-31
Santander Holdings USA, Inc.
filed 2026-03-02
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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
Number of shares of common stock outstanding at February 28, 2026: 530,391,043 shares

Since all of the registrant’s common stock is owned by Banco Santander, S.A., a reporting company under the Securities Exchange Act of 1934, and as of December 31, 2025, the registrant does not have publicly held equity securities, it has determined that it meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is omitting certain items (Items 10-13 and Exhibit 21) from this Annual Report on Form 10-K as permitted under General Instruction I of Form 10-K.
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
•changing demographic preferences for vehicle type, ownership and use that could affect markets for new and used vehicles
•the ability of SHUSA and its third-party vendors to convert, maintain and upgrade, as necessary, SHUSA’s data processing and other IT infrastructure on a timely and acceptable basis, within projected cost estimates and without significant disruption to our business;
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
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of these Consolidated Financial Statements.

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the readers that are used in Management’s Discussion and Analysis, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

2025 Resolution Plan: the Section 165(d) Resolution Plan most recently filed by Santander in July 2025.	DCF: Discounted cash flow
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act
ABS: Asset-backed securities	DGCL: Delaware General Corporation Law
ACL: Allowance for credit losses	DIF: Deposit Insurance Fund
ADRs: American Depositary Receipts	DOJ: Department of Justice
AFS: Available-for-sale	DPD: days past due
AI: Artificial Intelligence	DRIVE: Drive Auto Receivables Trust, a securitization platform
ALLL: Allowance for loan and lease losses	DTI: Debt-to-income
AOCI: Accumulated other comprehensive income	EAD: Exposure at default
ASC: Accounting Standards Codification	EFG: Enterprise Financial Group
ASU: Accounting Standards Update	EIR: Effective interest rate
ATM: Automated teller machine	ETR: Effective tax rate
Bank Merger: Possible merger of SBNA with Webster Bank	EU: European Union
Bank Merger Act: Section 18(c) of the Federal Deposit Insurance Act	Evaluation Date: December 31, 2025
BHC: Bank holding company	Exchange Act: Securities Exchange Act of 1934, as amended
BHCA: Bank Holding Company Act of 1956, as amended	FASB: Financial Accounting Standards Board
BOLI: Bank-owned life insurance	FBO: Foreign banking organization
Brokers: Independent parties	FDIA: Federal Deposit Insurance Corporation Improvement Act
Broker-Dealers: SanCap and SSLLC	FDIC: Federal Deposit Insurance Corporation
BSI: Banco Santander International	Federal Reserve: Board of Governors of the Federal Reserve System
C&I: Commercial and Industrial Banking	FFIEC: Federal Financial Institutions Examination Council
CARES Act: Coronavirus Aid, Relief, and Economic Security Act	FHLB: Federal Home Loan Bank
CBB: Consumer and Business Banking	FHLMC: Federal Home Loan Mortgage Corporation
CCAP: Chrysler Capital; trade name used in providing services under the MPLFA	FICO®: Fair Isaac Corporation credit scoring model
FINRA: Financial Industrial Regulatory Authority
CCAR: Comprehensive Capital Analysis and Review	FNMA: Federal National Mortgage Association
CD: Certificate of deposit	FOMC: Federal Open Market Committee
CECL: Current expected credit losses as defined by FASB ASC Topic 326	FRB: Federal Reserve Bank
CEO: Chief Executive Officer	FVO: Fair value option
CET1: Common equity Tier 1	GAAP: Accounting principles generally accepted in the United States of America
CEVF: Commercial Equipment Vehicle Financing
CFPB: Consumer Financial Protection Bureau	GDP: Gross domestic product
CFO: Chief Financial Officer	GLBA: Gramm-Leach-Bliley Act
CFTC: Commodity Futures Trading Commission	GNMA: Government National Mortgage Association
CIB: Corporate and Investment Banking	GSIB: global systemically important bank
CISO: Chief Information Security Officer	HFI: Held-for-investment
CLN: Credit-linked note	HFS: Held-for-sale
CLTV: Combined loan-to-value	HPI: Housing Price Index
CME: Chicago Mercantile Exchange	HR: Human Resources
Company: Santander Holdings USA, Inc.	HTM: Held-to-maturity
COSO: Committee of Sponsoring Organizations	IDI: insured depository institution
Covered Fund: a hedge fund or a private equity fund	IFRS: International Financial Reporting Standards
COVID-19: a novel strain of coronavirus declared a pandemic by the World Health Organization in March 2020	IHC: U.S. intermediate holding company
IRC: Internal Revenue Code
CPR: constant prepayment rate	IRS: Internal Revenue Service
CRA: Community Reinvestment Act	ISDA: International Swaps and Derivatives Association, Inc.
CRD IV: Capital Requirements Directive IV	IT: Information technology
CRE: Commercial Real Estate	LCR: liquidity coverage ratio
CUSO: Consolidated U.S. operations inclusive of SHUSA and the Santander New York branch	LGD: Loss given default
LHFI: Loans held for investment

LHFS: Loans held for sale	SC: Santander Consumer USA Inc. and its subsidiaries
LIBOR: London Interbank Offered Rate	SC Common Stock: Common shares of SC
LIHTC: Low income housing tax credit	SCARF: Santander Consumer Auto Receivables Funding
LOD: Line of defense	SCB: stress capital buffer
LTD: Long-term debt	SCF: Statement of cash flows
LTV: Loan-to-value	SDART: Santander Drive Auto Receivables Trust
MBS: Mortgage-backed securities	SDGT: Specially Designated Global Terrorist
MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations	SEC: Securities and Exchange Commission
Securities Act: Securities Act of 1933, as amended
Moody’s: Moody's Investors Service, Inc.	Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements
MPLFA: Ten-year master private-label financing agreement with Stellantis
MSPA: Master Securities Purchase Agreement	Series E Preferred Stock: the Company’s 8.410% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
MSR: Mortgage servicing right
MVE: Market value of equity	Series F Preferred Stock: the Company’s 9.380% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
NCI: Non-controlling interest
NFA: National Futures Association	Series G Preferred Stock: the Company’s 8.170% Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, without par value and with a liquidation preference of $1,000 per share
NMDs: non-maturity deposits
NMTC: New market tax credits	SHUSA: Santander Holdings USA, Inc.
NPL: Non-performing loan	SIS: Santander Investment Securities Inc.
NPR: notice of proposed rule-making	SOFR: Secured Overnight Financing Rate
NYDFS: New York State Department of Financial Services	SPAIN: Santander Private Auto Issuing Note
NYSE: New York Stock Exchange	SPE: Special purpose entity
OBBBA - One Big Beautiful Bill Act	SSLLC: Santander Securities LLC
OCC: Office of the Comptroller of the Currency	Stellantis: Fiat Chrysler Automobiles U.S. LLC's parent Stellantis N.V. and/or any affiliates
OCI: Other comprehensive income
OECD: Organization for Economic Cooperation and Development	Structured LLC: Structured limited liability company established by the FDIC to hold and service a $9 billion portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure
OEM: Original equipment manufacturer
OIS: Overnight indexed swap	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
OREO: Other real estate owned
OTC: Over-the-counter	TBV: tangible book value
Parent Company: the parent holding company of SBNA and other consolidated subsidiaries	TDR: Troubled debt restructuring
PCD: purchased credit-deteriorated	TLAC: Total loss-absorbing capacity
PD: Probability of default	TLAC Rule: The Federal Reserve's TLAC rule
Riegle-Neal Act: The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994	Transaction Agreement: Transaction Agreement dated as of February 3, 2026 among Webster, Santander and Webster Virginia
Trusts: Securitization trusts
RIC: Retail installment contract
UK Limited Partnership: SHUSA's investment in a United Kingdom limited partnership formed to invest in early-stage financial technology companies. The transaction involved a transfer of ownership between entities under common control

ROU: Right-of-use
RV: Recreational vehicle
RWA: Risk-weighted asset	UPB: Unpaid principal balance
S&P: Standard & Poor's	USD: United States dollar
SanCap: Santander US Capital Markets LLC	U.S. MEs: U.S. material entities of Santander
Santander: Banco Santander, S.A.	VaR: Value at risk
Santander UK: Santander UK plc	VIE: Variable interest entity
SBAT: SBNA Auto Trust	VOE: Voting interest entity
SBALT: SBNA Auto Lease Trust	Webster: Webster Financial Corporation, parent of Webster Bank, N.A., a retail and commercial bank headquartered in Stamford, Connecticut
SBNA or the Bank: Santander Bank, National Association	Webster Virginia: Webster Virginia Corporation, a direct, wholly-owned subsidiary of Webster
SBC: Santander BanCorp and its subsidiaries	YTD: Year-to-date

PART I
ITEM 1 - BUSINESS

General

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a wholly-owned subsidiary of SBNA, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander. On December 30, 2025 SBNA filed applications with the FDIC and OCC for approval to merge Santander Consumer USA Holdings Inc., a consumer finance company headquartered in Dallas, Texas and a wholly-owned subsidiary of SHUSA into SBNA, with SBNA to be the surviving entity.

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

We are committed to supporting a more sustainable economy by seeking to reduce the environmental impact of our operations and cultivating sustainable business practices. Our efforts include, but are not limited to, providing competitive compensation and benefits to our employees and supporting our communities through our three-year community investment strategy. We continue to make progress towards meeting our goals in these areas.

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

Our workforce across SHUSA was approximately 10,300 employees at December 31, 2025. None of our employees is represented by a collective bargaining agreement. At December 31, 2025, the Company's 12-month rolling voluntary attrition rate was 9.5%.

People and Culture Teams

Our People and Culture teams are responsible for:

•Culture and Employee Engagement – employee experience, employee engagement, strategy and best practices.
•Total Rewards – compensation and benefits strategy and consulting with our businesses on compensation matters and compensation governance, as well as payroll, benefits, and human capital management support.
•Talent Acquisition – sources, hires, and onboards the best-qualified candidates, from within or outside of our organization.
•Talent Management – develops, engages, and retains the right talent to ensure the Company operates as a high-performing organization and achieves business objectives.
•Learning & Development – partners with our businesses to design, develop, and implement learning solutions that provide employees with the requisite knowledge, skills, and abilities to exceed our goals.
•Employee Relations – supports the Company to assist with conflict resolution, internal investigations, and questions on HR policies and procedures for all employees.

In addition, our People and Culture business partners are aligned with each of our businesses to provide strategic people advice and support on a day-to-day basis to help advance the Company’s objectives.

Culture and Employee Engagement

We promote organizational success at the Company by cultivating an employee-centric and growth-oriented culture. Our corporate values, Simple, Personal and Fair, are reflected in our five corporate behaviors – Think Customer, Embrace Change, Act Now, Move Together and Speak Up. These corporate behaviors serve as our foundation for maintaining a respectful environment for our employees as they encompass accountability, engagement and collaboration. We focus on supporting the employee journey through events, activities and milestones, highlighting moments that matter, and ensuring that employees have the resources and support they need to grow and thrive at the Company.

Total Rewards

We provide competitive compensation, benefits, and services that help attract, retain and incentivize our employees. Our compensation and benefits package includes competitive pay, healthcare, and retirement benefits, as well as paid time off and holidays, parental leave, disability benefits, military leave, and paid development and volunteer time off, along with other benefits and employee resources. We design our incentive compensation to reward pay for performance while appropriately mitigating risk in line with our corporate behaviors and ethical principles.

Learning and Development & Talent Management

The Company invests significant resources to train and develop our employees. Our programs provide employees with the resources they need to help achieve their career goals, build management skills, and lead their organization. We deliver numerous learning opportunities to aid in employee development, ensure compliance, and improve business acumen, including compliance curriculums, workplace safety awareness, specialized job role training, and information security training.

Health and Wellness

The Company is committed to the health and safety of our employees. We invest in programs designed to improve physical, mental, and financial well-being. During 2025, the Company sponsored three medical plans that provide comprehensive medical coverage, telemedicine and wellness tools, and condition management and support. To help ensure that healthcare is accessible for all employees, the Company maintains a lower cost medical plan that is entirely co-pay based, and has no deductible.

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

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. The final rule was issued in November, 2023. Under the final rule, the FDIC would collect a special assessment from IDIs at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. In June 2024, the FDIC added an additional assessment to be collected at a quarterly rate of approximately 2.34 basis points over an additional two quarters. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment is a tax-deductible operating expense for IDIs, and the effect on income of the entire amount of the special assessment will occur in one quarter for the IDIs subject to the assessment.

In December 2025, the FDIC issued the Interim Final Rule on Special Assessment Collection. Under this rule, the rate of the eighth quarterly assessment period was reduced from 3.36 basis points to 2.97 basis points and the two quarter extended assessment period was removed. The total impact of the special assessment is $60.6 million.

FDIC insurance premium expenses, inclusive of the special assessment above, were $67.0 million and $64.3 million for the years ended December 31, 2025 and 2024, respectively. Refer to the Deposit Insurance and Assessments Section of "Regulatory Matters" for additional details on the FDIC special assessment.

Restrictions on Dividends and Subsidiary Banking Institution Capital Distributions

Under the FDIA, IDIs must be classified in one of five defined tiers (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 8% or greater, (iii) has a CET1 capital ratio of 6.5% or greater, (iv) has a Tier 1 leverage ratio of 5% or greater and (v) is not subject to any order or written directive to meet and maintain a specific capital level. As of December 31, 2025, SBNA met the criteria to be classified as “well capitalized.”

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

FHLB System

The FHLB system was created in 1932 and consists of 11 regional FHLBs. FHLBs are federally-chartered but privately owned institutions created by Congress. Each FHLB is owned by its member institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $111.3 million as of December 31, 2025, compared to $211.2 million at December 31, 2024. The Bank utilizes advances from the FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with the FHLB of up to $15.4 billion at December 31, 2025, and had outstanding advances from the FHLB of $0.7 billion. The level of borrowing capacity the Bank has with the FHLB of Pittsburgh is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $12.8 million and $17.0 million in dividends on its stock in the FHLB of Pittsburgh in 2025 and 2024, respectively.

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

•We may not be able to detect money laundering or other illegal or improper activities fully or on a timely basis. We work regularly to improve our policies, procedures and capabilities to detect and prevent financial crimes. However, such crimes are evolving continually, and there may be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. These instances may result in regulatory fines, sanctions and/or legal enforcement, which could have a material adverse effect on our operating results, financial condition and prospects.

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

•We use AI, which could expose us to certain risks. We utilize AI and continue to explore additional uses of AI in connection with our businesses, products and services. However, AI solutions, such as those provided by third parties, may expose us to risks including, without limitation, inadequacies in the AI service that results in false or misleading information, operational inefficiencies, legal liability, reputational harm and other adverse impacts.

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

Our loan portfolios are concentrated in the United States. Accordingly, the recoverability of our loan portfolios, our capacity to increase lending and our overall results of operations and financial condition depend significantly on the level of economic activity in the United States. Recessionary conditions in the United States economy would likely have a significant adverse impact on our business, financial condition, and results of operations.

We are vulnerable to disruptions and volatility in the global financial markets.

We face, among others, the following risks in the event of economic downturns or recessions:
•An increase or change in regulation of our industry. Compliance with such regulation has increased our costs and may affect the pricing of our products and services and limit our ability to pursue business opportunities.
•A reduction in demand for our products and services.
•An inability of our borrowers to timely or fully comply with their existing obligations.
•The process we use to estimate losses inherent in our credit exposure, which requires complex judgments, including forecasts of economic conditions and how those economic conditions might impair the ability of our borrowers to repay their loans.
•The degree of uncertainty concerning economic conditions, which may adversely affect the accuracy of our estimates, and which may, in turn, impact the reliability of the process and the sufficiency of our ALLL.
•The value and liquidity of the portfolio of investment securities that we hold may be adversely affected.
•Any worsening of economic conditions, which may impact the financial industry and our financial condition and results of operations.
•Macroeconomic shocks, which may impact the income of our retail and corporate customers and adversely affect the recoverability of our retail loans, resulting in increased loan and lease losses.

Despite the long-term expansion of the U.S. economy, uncertainty remains regarding U.S. monetary policy and the future economic environment. There can be no assurance that economic conditions will continue to improve. Such economic uncertainty could have an adverse effect on our business and results of operations. A downturn of the economic expansion or failure to sustain the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry. In addition, as described in greater detail below, dislocations in international trade such as interruptions in international supply chains or implementation of tariffs may impact prices and demand for goods and services and lead to lower levels of business and possible declining creditworthiness of customers.

If countries with significant economies default on their debt or experience a significant widening of credit spreads, it may affect financial institutions and bank systems adversely or contribute to other more severe economic or financial conditions. If realized, these scenarios could contribute to severe stress and adverse consequences for the economy and capital markets in the United States as well. In addition, public concern related to the ability of the U.S. government to agree on federal budgetary matters, or that the government may have a total or partial shutdown, may adversely affect the U.S. economy and increase the risk of economic instability or market volatility.

Increased disruption and volatility in the financial markets could have a material adverse effect on us, including our ability to access capital and liquidity on acceptable financial terms, if at all. If capital markets financing becomes unavailable, or excessively expensive, we may be forced to raise the rates we pay on deposits to attract more customers and may be unable to maintain certain liability maturities. Any such adverse impact in capital markets funding availability or increased costs or deposit rates could have a material adverse effect on our net interest margins and liquidity.

If some or all of the foregoing risks were to materialize, they could have a material adverse effect on our business, financial condition and results of operations.

Recent Executive Orders Related to Tariffs May Result in Increased Risks to our Businesses

The U.S. Government has recently taken several actions related to international trade during the past year, including imposing tariffs on global trade partners such as Canada, Mexico, China and the European Union. The announcement of new reciprocal tariffs by the U.S. on most countries in April 2025 led to sudden large sell-offs and significant volatility in U.S and global financial markets. These announcements as well as subsequent additional tariff announcements, negotiations, exemptions and temporary postponements of certain tariffs, and retaliative tariffs and similar measures announced by countries subject to the U.S Government's tariffs have led to concerns related to disruptions to supply chains, reduced purchasing power of consumers and businesses, and an increased likelihood of recessionary conditions. If there is an economic downturn or continued significant disruption in financial markets, we may experience increased likelihood of risks to our businesses, including reduced demand for our products and services, reduced capability of our borrowers to timely or fully comply with their existing obligations, adverse effects on the value and liquidity of investment securities we hold or issue, and greater uncertainty related to financial estimates we use in our businesses.

Some observers have suggested that the tariffs are contributing to increased prices for goods and services in the U.S. Such increased prices could increase our operating costs, decrease the purchasing power of customers, leading to a greater potential for delinquencies in our credit portfolios and reduced demand for our products and services, and reduce our overall economic growth.

Our auto lending business is a significant source of our lending and funding. We may experience reduced demand for auto lending products and services in the event tariffs have negative effects on the auto industry and the U.S. economy in general, including reduced auto sales as a result of, among other things, fewer vehicles being manufactured due to supply chain disruptions and higher manufacturing costs, reduced consumer demand for vehicles due to increased manufacturing costs and corresponding higher prices, and a decrease in automobile sales and loan volumes due to the closure and overall reduction in dealerships operating in the U.S. as a result of an economic downturn.

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

Negative and fluctuating economic conditions, such as a changing interest rate environment, impact our profitability by causing lending margins to decrease and leading to decreased demand for higher margin products and services. Negative and fluctuating economic conditions could also result in government defaults on public debt. This could affect us in two ways: directly, through portfolio losses, and indirectly, through instabilities that a default on public debt could cause to the banking system as a whole.

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest rate caps and tax policies. The U.S. Presidential administration has taken multiple actions in the past year that reduce or eliminate incentives for manufacturers and consumers of electric vehicles and the building of new wind and solar farms for the production of wind energy. For example, the OBBBA accelerated the end of the federal electrical vehicle tax credit to September 2025, earlier than previously planned. The OBBBA also accelerated the termination of tax credits for wind and solar energy facilities. Various executive orders and other actions during 2025 resulted in additional de-emphasis and reduced government support for renewable energy projects, such as declaring a national energy emergency and directing government bodies to facilitate expedited permitting for energy sources other than wind and solar energy, crude oil and natural gas, and withdrawing from wind energy leasing projects within the offshore continental shelf. Our businesses include financing the sale of electric vehicles and financing the creation of renewable energy developments such as wind farms. Governmental policies that disincentivize these industries and projects could lead to reductions in our revenue in these areas. Growth, asset quality and profitability may be affected by volatile macroeconomic and political conditions.

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

Significant United States Regulation

From time to time, we are or may become subject to or involved in formal and informal reviews, investigations, examinations, proceedings, and information gathering requests by federal and state government agencies, including, among others, the Federal Reserve, the OCC, the CFPB, the FDIC, the DOJ, the SEC, FINRA, the Federal Trade Commission and various state regulatory and enforcement agencies.

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

Under regulations issued by the Federal Reserve and the FDIC, and as required by Section 165(d) of the DFA, we and Santander must provide to the Federal Reserve and the FDIC a Section 165(d) resolution plan that requires substantial effort, time, and cost to prepare. The purpose of this DFA provision is to provide regulators with plans that would enable them to resolve failing financial companies that pose a significant risk to the financial stability of the United States in a manner that mitigates such risk. As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act and changes to applicable regulations, Santander is a triennial reduced filer. Santander filed its most recent 165(d) plan in the form of a reduced resolution plan on July 1, 2025. Resolution plans provide a roadmap for the orderly resolution of the material U.S. operations of Santander under hypothetical stress scenarios and the failure of one or more of its U.S. MEs. MEs are defined as subsidiaries or foreign offices of Santander that are significant to the activities of a critical operation or core business line. The U.S. MEs identified in the 2025 Resolution Plan include, among other entities, the Company, SBNA and SC.

The 2025 Resolution Plan describes a strategy for resolving Santander’s U.S. operations, including its U.S. MEs and the core business lines that operate within those U.S. MEs, in a manner that would substantially mitigate the risk that the resolutions would have serious adverse effects on U.S. or global financial stability. Under the 2025 Resolution Plan’s hypothetical resolutions of the U.S. MEs, SBNA would be placed into FDIC receivership and the Company and SC would be placed into bankruptcy under Chapter 7 and Chapter 11 of the U.S. Bankruptcy Code, respectively. In such a scenario, holders of our LTD and other debt securities would be junior to the claims of priority (as determined by statute) and secured creditors of the Company.

If, after reviewing the 2025 Resolution Plan and any related submissions, the Federal Reserve and the FDIC jointly determine that we failed to cure identified deficiencies, they may jointly impose more stringent capital, leverage or liquidity requirements, restrictions on our growth, activities or operations, or even divestitures, which could have an adverse effect on our business.

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

United States stress testing, capital planning, and related supervisory actions

The Company is subject to stress testing and capital planning requirements under regulations implementing the DFA and other banking laws and policies. Under such rules, the Federal Reserve expects BHCs such as the Company to have sufficient capital to withstand a highly adverse operating environment and to be able to continue operations, maintain ready access to funding, meet obligations to creditors and counterparties, and serve as credit intermediaries. In addition, the Federal Reserve evaluates the planned capital actions of BHCs, including capital distributions such as dividend payments or stock repurchases. As a Category IV IHC under Federal Reserve regulations, we are required to submit a capital plan to the Federal Reserve on an annual basis. We are also subject to supervisory stress testing on a two-year cycle. Our categorization as a Category IV IHC could change depending on the scope and composition of our activities and the completion of strategic transactions and acquisitions. If our categorization changes to be a Category III IHC, we would be subject to increased requirements such as annual stress tests by the Federal Reserve to determine our capital adequacy and more stringent liquidity and risk management practices. Such changes could result in increased costs and required investment in compliance resources.

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

As noted above, our business and operations are subject to significant rules and regulations relating to the banking and financial services business. These apply to business operations, affect financial returns, and include reserve and reporting requirements. The relationship between the Company and its customers is also regulated extensively under federal and state consumer protection laws. Among other things, these laws prohibit unfair, deceptive and abusive trading practices, require disclosures of the cost of credit, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, and restrict our ability to raise interest rates.

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

Some regulators focus strongly on consumer protection and on conduct risk. This has included a focus on the design and operation of products, the behavior of customers and the operation of markets. These may potentially cause significant detriment to consumers because of certain product features, governance flaws or distribution strategies. Such rules may prevent institutions from entering into product agreements with customers until such problems have been solved. Sales practices with retail customers, such as incentive compensation structures related to such practices, have previously been a focus of various regulatory and governmental agencies. If we fail to be compliant with such regulations, there would be a risk of an adverse impact on our business from sanctions, fines or other actions imposed by regulatory authorities.

Customers may seek redress if they consider they have suffered loss as a result of mis-selling of a particular product, or through incorrect application of the terms and conditions of a particular product. In light of the inherent unpredictability of litigation and the evolution of judgments by relevant authorities, it is possible that an adverse outcome in some matters could harm our reputation or have a material adverse effect on our operating results, financial condition and prospects arising from any penalties imposed or compensation awarded, together with the costs of defending such actions, reducing our profitability.

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

In many cases, we are required to self-report inappropriate or non-compliant conduct to regulatory authorities, and our failure to do so may represent an independent regulatory violation. Even when we promptly bring matters to the attention of appropriate authorities, we may nonetheless experience regulatory fines, liability to clients, harm to our reputation or other adverse effects in connection with self-reported matters.

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

These require implementing and embedding effective controls and monitoring within our business and on-going changes to systems and operations. Financial crime is continually evolving and subject to increasingly stringent regulatory oversight and focus. Even known threats can never be fully eliminated, and there will be instances in which we may be used by other parties to engage in money laundering or other illegal or improper activities. To the extent we fail to comply fully with applicable laws and regulations, the relevant government agencies to which we report have the authority to impose fines and other penalties on us. Further, U.S. bank regulators are required, when reviewing bank and BHC acquisition or merger applications, to take into account the effectiveness of our compliance with anti-money laundering regulations. In addition, our business and reputation could suffer if customers use our banking network for money laundering or other illegal or improper purposes.

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

Changes in taxes and other assessments and incorrect interpretations of tax laws and regulations may affect us adversely.

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

Our loan and lease loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. Our loan and lease loss reserves may also be influenced by other factors such as the degree that our loan portfolios are concentrated by loan type, industry segment, borrower type or location of the borrower or collateral. Such concentrations could increase the possibility that similarly situated borrowers and their collateral may collectively be affected by certain economic or market conditions or events such as, for example, natural or man-made disasters. Many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and there can be no assurance that our current or future loan and lease loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in our credit card portfolio or the introduction of new products, or if future actual losses exceed our estimates of expected losses, we may be required to increase our loan and lease loss reserves, which may affect us adversely. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

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

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including as a result of macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters (including as a result of climate change), particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may lack sufficiently recent information on collateral values, which may result in an inaccurate assessment of impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses on our loans, which may materially and adversely affect our results of operations and financial condition.

Technological changes in the auto industry, accelerated by environmental regulations, could affect our auto consumer business, particularly the residual values of leased vehicles. This transformation could impact our auto finance business as a result of (1) the transition from fuel to electric engines, environmental aspects related to emissions and transition risks derived from political and regulatory decisions; (2) growing customer preferences for car leasing, subscription, car sharing and other services instead of vehicle ownership; (3) increased market concentration in certain manufacturers, distributors and other agents; and (4) the expansion of online sales channels.

In addition, the auto industry could face supply chain disruption and shortages of batteries, semi-conductors and other components linked to geopolitical tensions, conflicts and macroeconomic uncertainty, affecting guarantees, residual used car value and loan delinquencies. Although we monitor our auto portfolios and dealers and have launched specific action plans to address particular issues, these structural changes and disruptions could have a material adverse effect on our operating results, financial condition and prospects.

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

Our cost of obtaining funding is directly related to prevailing market interest rates and our credit spreads. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Variations in credit spreads are market-driven and may be influenced by perceptions of our creditworthiness and general market conditions. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.

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

We rely, and will continue to rely, primarily on deposits to fund lending activities. The ongoing availability of this type of funding is directly related to our solvency and the success of our policies and sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of depositors in the economy in general, and the financial services industry in particular, as well as competition among banks and non-banks for deposits. Online and mobile banking services may allow customers to withdraw their deposits or send funds to other accounts with short notice. Additionally, account owners with uninsured deposits may be more likely to withdraw their deposits. Any of these factors could significantly increase the amount of significant deposit withdrawals in a short period of time, thereby reducing our ability to access deposit funding in the future on appropriate terms, or at all. If these circumstances were to arise, they could have a material adverse effect on our operating results, liquidity, financial condition and prospects. Difficulties or liquidity issues faced by certain financial entities could cause withdrawals of deposits from those entities and volatility in U.S. and international markets. The spread or potential spread of these or other issues to the broader financial sector could have a material adverse impact on our operating results, financial condition and prospects.

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

Credit, market and liquidity risk may have an adverse effect on our credit ratings and our cost of funds. Any downgrading in our credit ratings would likely increase our cost of funding, require us to post additional collateral or take other actions under some of our derivative contracts and adversely affect our interest margins and results of operations.

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

We conduct a significant number of our material derivatives activities through Santander and Santander UK. We estimate that, as of December 31, 2025, if all of the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings, we would be required to post additional collateral pursuant to derivatives and other financial contracts. Refer to further discussion in Note 14 of the Notes to the Consolidated Financial Statements.

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

There can be no assurance that the rating agencies will maintain their current ratings or outlooks on us. In general, the future evolution of our ratings will be linked, to a large extent, to the macroeconomic outlook and on the impact of significant events on our asset quality, profitability and capital. Failure to maintain favorable ratings and outlooks could increase our cost of funding and adversely affect our net interest margins, which could have a material adverse effect on us.

Market Risks

We are subject to fluctuations in interest rates and other market risks, which may materially and adversely affect us.

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates and/or equity prices. Economic activities exposed to market risk include (1) transactions where risk is assumed as a consequence of potential changes in interest rates, inflation rates, exchange rates, stock prices, credit spreads, commodity prices, volatility and other market factors; (2) the liquidity risk from our products and markets; and (3) the balance sheet liquidity risk. Market risk affects (1) our interest income / (charges); (2) the market value of our assets and liabilities, in particular of our securities holdings, loans and deposits, and derivatives transactions; and (3) other areas of our business such as the volume of loans originated or credit spreads.

Interest rate risk arises from movements in interest rates that reduce the value of a financial instrument or portfolio. It can affect loans, deposits, debt securities, most assets and liabilities held for trading, and derivatives. Interest rates are highly sensitive to many factors beyond our control, including monetary policies, regulatory actions affecting the financial sector, domestic and international economic and political conditions, and other factors. Variations in interest rates could affect our net interest income, which constitutes the majority of our revenue, and could reduce our growth rate or result in losses. This is a result of the different effect a change in interest rates may have on the interest earned on our assets and the interest paid on our borrowings. In addition, we may incur costs (which, in turn, will affect our results) as we implement strategies to reduce future interest rate exposure.

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

Recent government fiscal and monetary policies and other factors have led to increased inflation in the U.S. and globally

Governmental and regulatory authorities throughout the world implemented fiscal and monetary policies and initiatives to mitigate the effects of the pandemic on the economy and individual businesses and households. These fiscal and monetary policy measures accelerated the economic recovery in 2021, but in turn significantly increased public debt and introduced risks of economic overheating in certain countries. In 2022, inflationary pressures intensified due to a number of factors, including the revitalization of demand for consumer goods, labor shortages, supply chain issues, and the rise in the prices of energy, oil, gas and other commodities exacerbated by the war in Ukraine. In an effort to contain inflation, central banks increased interest rates during 2022 and 2023, contributing to a slowdown of the global economy. After a period of persistent high inflation worldwide, from 2023 onwards inflation gradually converged towards central banks’ objectives, enabling interest rate cuts in the second half of 2024 and throughout 2025. Markets remain focused on the timing and extent of policy rate moves because of their impact on economic growth. A return to periods of high inflation could halt or reverse the recent interest rate cuts, increase our operating costs, and reduce households’ purchasing power, leading to higher delinquencies in our growth as monetary and fiscal policies tighten. Conversely, faster-than-expected monetary easing could compress margins through higher deposit betas and deposit-mix shifts. Any of these developments could have a material adverse effect on our operations, financial condition and prospects.

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

The execution and performance of derivatives transactions depend on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to monitor, analyze and report derivatives transactions adequately continues to depend, to a great extent, on our IT systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

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

Risk management is an integral part of our activities. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems. We must also maintain a culture of risk management among our employees. Although we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and strategies may not be fully effective at mitigating all types of risks in our economic or market environments, including risks that we may fail to identify or anticipate.

Some of our tools and metrics for managing risk are based on observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. As a result, our losses therefore could be significantly greater than historical measures indicate. In addition, our statistical models do not take all risks into account. Our approach to managing risks could prove insufficient, exposing us to material unanticipated losses. We could face adverse consequences as a result of decisions based on models that are poorly developed, implemented, or used, or as a result of a modeled outcome being misunderstood or used for purposes for which it was not designed, or if the data or inputs of the models were incorrect or insufficient. In addition, if existing or potential customers believe our risk management is inadequate, they could take their business elsewhere or seek to limit transactions with us. This could have a material adverse effect on our reputation, operating results, financial condition, and prospects.

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management is the use of an internal credit rating to assess the particular risk profile of a customer. Since this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human and IT systems errors. In exercising their judgment on the current and future credit risk of our customers, our employees may not always assign an accurate credit rating, which may result in a higher exposure to credit risks than indicated by our risk rating system.

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

We use models for approval (scoring/rating), capital calculation, behavior, provisions, market, operational risk, compliance and liquidity. A model is a system, approach or quantitative method that applies statistical, economic, financial or mathematical theories, techniques or hypotheses to transform input data into quantitative estimates. It involves simplified representations of real world relationships between characteristics, values and observed assumptions that allows us to focus on specific aspects. Model risk is the negative consequence of decisions based on their inaccurate, improper or incorrect use. Sources of model risk include (1) incorrect or incomplete data in the model itself or the modelling method used in systems; and (2) incorrect use or implementation of the model.

Model risk can cause financial loss, erroneous commercial and strategic decision-making and/or damage to our transactions. In addition, the fair value of our financial assets, determined using financial valuation models, may be inaccurate or subject to change and, as a consequence, we may have to recognize impairments or write-downs that could have a material adverse effect on our operating results, financial condition and prospects. Market conditions have resulted and could result in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

Business and Industry Risks

The financial problems our customers face could adversely affect us.

Market turmoil and economic recession could materially and adversely affect the liquidity, businesses and/or financial condition of our borrowers, which could in turn increase our NPL ratios, impair our loans and other financial assets and result in decreased demand for borrowings in general. Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

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

If our customer service levels were perceived by the market to be materially below those of our competitors, we could lose existing and potential business. If we are not successful in retaining and strengthening customer relationships, we may lose market share, incur losses on some or all of our activities or fail to attract new deposits or retain existing deposits. Additionally, reputational or operational incidents associated with new products could affect customer trust and brand perception, amplifying competitive pressures. Any of the considerations described above could have a material adverse effect on our business, financial condition and prospects.

Inability to manage the growth of our operations or to integrate our inorganic growth successfully could adversely impact profitability

We allocate management and planning resources to develop strategic plans for organic growth, and to identify possible acquisitions and disposals and areas for restructuring our businesses. From time to time, we evaluate acquisition, partnership, divestiture and other strategic opportunities that we believe offer additional value to our shareholders and are consistent with our business strategy. However, we may not be able to identify suitable acquisition, partnership, divestiture or other strategic candidates. Additionally, we may be unable to complete ongoing or future acquisitions, partnerships, divestitures or other strategic transactions in a timely or cost-effective manner, on the originally announced terms, or at all. Even if we complete any such transactions successfully, we may not be able to successfully realize the expected results, benefits or synergies in a timely manner or at all. These results, benefits or synergies could also be adversely affected by acquisition or divestiture-related charges and contingencies. In particular, our ability to benefit from any such acquisitions or partnerships depend in part on our successful integration of those businesses. Any such integration entails significant risks, such as unforeseen difficulties in integrating operations and systems, unexpected liabilities or contingencies relating to the acquired businesses, and delivery and execution risks. We can give no assurances that our expectations with regards to integration and synergies of these businesses will materialize. We also cannot provide assurance that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

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

We may also be subject to litigation in connection with or as a result of, any such transactions, including claims from terminated employees, customers, suppliers or third parties. For example, in the case of an acquisition, we may be held responsible for the activities of an acquired business. This includes liability for actions or non-compliance of an acquired business prior to its acquisition or in connection with its acquisition or integration. In the case of a divestiture, we may be required to indemnify the buyer for certain liabilities in connection with claims against the divested entity or business.

Completion and integration of any such transactions may also divert management attention from other matters, result in additional costs and expenses, or adversely affect our relationships with our customers, suppliers, employees and any other third parties, any of which may adversely affect our business or results of operations.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions for which it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality, interest rate environment, or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, the impairment is measured as this excess of carrying value over fair value. We did not recognize any impairments of goodwill in 2025, 2024, or 2023; however, based on future market conditions and the Company's financial performance, it is possible we may be required to record additional impairment of goodwill attributable to one or more of the Company's reporting units in the future. There can be no assurance that we will not have to write down the value attributed to goodwill further in the future, which would not impact risk-based capital ratios adversely but would adversely affect our results of operations and stockholder's equity.

We rely on recruiting, retaining and developing appropriate senior management and skilled personnel.

Our continued success depends partly on the continued service of key members of our management team. The ability to continue to attract, train, motivate and retain highly qualified professionals is a key element of our strategy. The successful implementation of our growth strategy depends on the availability of skilled management and employees. If we or one of our business units or other functions do not staff operations or lose one or more key senior executives and fail to replace them promptly and effectively, our business, financial condition and results of operations, including control and operational risks, may be adversely affected.

The financial industry in the United States and abroad faces and may continue to face more stringent regulation of employee compensation, which could have an adverse effect on our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition, and results of operations.

Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees and conducting business transactions with our counterparties. Damage to our reputation could materially and adversely affect how we are perceived by current and potential clients, investors, vendors, partners, regulators, and other third parties, which in turn could have a material adverse effect on our operating results, financial condition, and prospects as well as damage our customers' and investors' confidence. Harm to our reputation can arise from numerous sources including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, dealing with sectors that are not well perceived by the public (e.g., weapons industries), dealing with customers on sanctions lists, ratings downgrades, compliance failures, unethical behavior, press speculation, perception of our environmental, social and governmental practices and disclosures, and the activities of customers and counterparties, including activities that affect the environment negatively. Further, adverse publicity, regulatory actions or fines, litigation, operational failures or the failure to meet client expectations or other obligations could materially and adversely affect our reputation, our ability to attract and retain clients or our sources of funding for the same or other businesses. Our reputation could also suffer if we are the subject of negative coverage in the media, whether it has merit or not.

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

While negative public opinion once was primarily a response to adverse coverage in traditional news media, increased use of social media platforms has resulted in rapid dissemination of information and misinformation, which can magnify potential harm to the Company’s reputation. We may be the subject of misinformation and misrepresentations deliberately propagated in media or social media to harm our reputation or for other deceitful purposes, including by others seeking to gain an illegal market advantage by spreading false information about us. There can be no assurance that we would be able to neutralize or contain false information that may be propagated regarding the Company, which could have an adverse effect on our operating results, financial condition and prospects.

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

Technology and Cybersecurity Risks

Risks relating to our IT infrastructure, management information systems, data collection, processing, storage systems and security are inherent in our business

Our ability to remain competitive depends in part on our ability to maintain, protect and upgrade our IT on a timely and cost-effective basis. We must continually make significant investments and improvements in our IT infrastructure in order to meet the needs of our customers. and comply with evolving regulatory requirements and operational and resilience expectations. While we expect to continue such investments, there is no assurance that we will achieve or sustain the level of capital expenditures necessary to support the continuous improvement and upgrading of our IT infrastructure in the future. To the extent we are dependent on any particular technology or technological solution, we may be harmed if that technology or technological solution becomes non-compliant with existing industry standards, fails to meet or exceed the capabilities of our competitors’ comparable technologies or technological solutions, becomes increasingly expensive to service, retain and update, becomes subject to third-party claims of intellectual property infringement, misappropriation or other violation, or malfunctions or functions in a way that we did not anticipate. Additionally, new technologies and technological solutions are being released continually. Accordingly, it is difficult to predict the problems we may encounter in improving our technologies’ functionality. There is no assurance that we will be able to successfully adopt new technology as critical systems and applications become obsolete and better ones become available. Large scale programs to modernize technology, data and reporting – including compliance with evolving prudential reporting frameworks – are complex and time-consuming (often requiring many years to execute). Delays in execution, data-quality issues, or control weaknesses may lead to supervisory actions, fines, remediation costs or constraints on strategic initiatives. Any failure to improve or upgrade our IT infrastructure and management information systems effectively and in a timely and cost-efficient manner could have a material adverse effect on us.

Quantum computing poses a significant emerging risk to existing encryption standards, potentially enabling data breaches, authentication bypasses and other new types of cyber threats. As regulatory and supervisory scrutiny of post-quantum readiness increases, financial institutions face growing compliance and implementation pressures. The transition to post-quantum cryptography is complex due to legacy systems, interdependent banking infrastructures and evolving international standards. Uneven or delayed adoption across the financial ecosystem could prolong reliance on quantum-vulnerable encryption, thereby increasing systemic exposure and delaying a coordinated and secure transition.

Like other financial institutions with a large customer base, we have been subject to and are likely to continue to be the subject of attempted cyberattacks in light of the fact that we receive, manage, process, hold and transmit proprietary confidential sensitive and personal data including that of our customers and employees, in the conduct of our banking operations, as well as a large number of assets. Our business depends on our ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks and those of our third-party service providers. The proper and secure functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Cybersecurity incidents and data losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events or actors that interrupt normal business operations. We also face the risk that the design of our cybersecurity controls and procedures proves to be inadequate or is circumvented. Any material disruption or slowdown of our systems could cause information, including data related to customer requests, to be lost or delivered to our clients with delays or errors, which could reduce demand for our products and services, result in customer claims and materially and adversely affect us.

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

We take protective measures and continuously monitor, assess and enhance our systems to protect our technology infrastructure and data from misappropriation, corruption, unauthorized access, or disruption. We maintain a cybersecurity and information security risk management program that includes policies, practices, and controls designed to prevent, detect, respond to, and recover from disruptions to our systems and to enhance the security and resilience of our infrastructure, as described in greater detail in Item 1C - Cybersecurity of this Annual Report on Form 10-K.

Our controls and capabilities include performing ongoing risk assessments for information systems that store, transmit or process information assets, and implementing preventative and detective controls commensurate with identified risks. We also maintain processes to identify, assess, and manage cybersecurity and information security risks associated with third-party service providers through due diligence, contractual requirements, ongoing monitoring, and periodic assessments of service providers’ operations and controls. We develop and enforce controls governing user access to systems and software based on the principle of least privilege, under which access is prohibited unless expressly authorized, limited to the minimum necessary for business purposes, and promptly modified or terminated when no longer required. We also maintain controls to monitor and review access rights and system activity. In addition, we maintain incident response and business continuity processes designed to enable the timely identification, escalation, containment, and remediation of cybersecurity incidents, and to support the continued operation of critical business functions. We seek to educate and maintain awareness among our employees regarding information security and privacy risks, controls, and individual responsibilities through ongoing training and awareness programs. Our cybersecurity and information security program is reviewed and updated regularly to address changes in our business, technology environment, regulatory requirements, and the evolving threat landscape.

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

Our technology and cybersecurity risk profile is affected by our reliance on third-party service providers, including providers of cloud infrastructure, data services, and cybersecurity solutions upon which certain critical systems, applications, and data processing capabilities depend. Reliance on these vendors may increase our exposure to operational disruptions, cybersecurity incidents, or systemic outages. Any prolonged service interruption or security failure could impair our ability to operate critical business functions, serve customers, or comply with regulatory requirements. Our ability to transition services to alternative providers may be constrained by available alternative options; contractual, technical, or operational considerations; increasing remediation costs; and extending recovery timelines.

As cybersecurity threats continue to evolve and increase in sophistication, we cannot guarantee the effectiveness of our policies, practices and controls to protect against all such circumstances that could result in disruptions to our systems. This is because, among other reasons, the techniques used in cyberattacks change frequently and cyberattacks can originate from a wide variety of sources, including not only cyber-criminals but also activists and states regarded by the international community to be rogue states. Threat actors may seek to gain access to our systems either directly or by using equipment or passwords belonging to employees, customers, third-party service providers or other authorized users of our systems. In the event of a cyberattack or security breach affecting a third-party entity on which we rely, our ability to conduct business, and the security of our customer information, could be impaired in a manner to that of a cyberattack or security breach affecting us directly. We also may not receive information or notice of the breach in a timely manner, or we may have limited options to influence how and when the cyberattack or security breach is addressed.

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

U.S. banking agencies and other federal and state government agencies continue to focus their attention on cybersecurity and data privacy risks and have proposed enhanced risk management standards that would apply to us. In recent years, the SEC adopted new rules related to disclosures of cybersecurity risk management, strategy, governance, and incidents by public companies. These rules have two main components for domestic public companies: (1) disclosure of material cybersecurity incidents on Form 8-K within four business days of determining that a cybersecurity incident is material; and (2) annual disclosure of a company’s risk management, strategy, and governance relating to cybersecurity matters on Form 10-K. Such legislation and regulations relating to cybersecurity and data privacy may require that we modify systems, change service providers, or alter business practices or policies regarding information security, handling of data and privacy. Additionally, the NYDFS regulations include enhanced requirements including independent audits, additional Board reporting and oversight, authentication, penetration testing, and incident response and continuity planning. These changes are in line with our existing information security program requirements. In addition, the NYDFS requires covered companies to notify the NYDFS within 72 hours after determining that a notifiable cybersecurity event has occurred. Regulations such as these could subject us to heightened compliance complexity and operational costs. We may be required to report events related to data privacy or cybersecurity issues, events where customer information may be compromised, unauthorized access to our systems and other security breaches to affected individuals or the relevant regulatory authorities. To the extent we do not successfully meet supervisory standards pertaining to cybersecurity, we could be subject to supervisory actions, substantial fines, civil and criminal penalties, significant litigation and reputational damage or ordered to change our business practices, policies or systems in a manner that adversely impacts our operating results.

We use AI, which could expose us to liability or adversely affect our business.

We utilize, and continue to explore additional uses of, AI in connection with our business, products and services, including AI designed to improve the customer experience and reduce operational risk.

However, there are significant risks involved in utilizing AI, and no assurance can be provided that our use will enhance our products or services or produce the intended results. For example, AI models may be flawed, trained on insufficient or poor-quality data, reflect unwanted forms of bias or contain other errors or inadequacies, any of which may not be easily detectable. AI solutions (including those supplied by third parties) may produce false, inaccurate, misleading, biased or otherwise deficient inferences or outputs, rely on data, technology or intellectual property to which we or any of our contractors, vendors or service providers lack rights, or be subject to new documentation, transparency, governance and validation expectations. Strengthening controls to address these risks—such as human oversight, testing and independent model validation—may increase costs and affect time-to-market, and any errors or inadequacies in AI systems used for control functions (such as transaction monitoring or sanctions screening) could lead to operational disruptions, compliance failures, regulatory scrutiny, reputational harm, fines or penalties. AI may subject us to new or heightened legal, regulatory, ethical, operational, reputational or other challenges, and AI may involve inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, any of which could impair the acceptance of AI solutions. We also depend on third-party models, datasets and infrastructure; outages, and changes in functionality or terms or concentration in a limited number of providers could disrupt our operations or increase costs.

If the AI solutions we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. There can be no assurance that our use of AI will be successful in reducing our operational risk or increasing our operational efficiencies or otherwise result in our intended outcomes.

Additionally, the use of AI solutions by companies has resulted in and may continue to result in cyberattacks, data breaches, data losses and other security incidents that implicate the proprietary, confidential, sensitive and personal data of AI users. For example, if any of our employees, contractors, vendors, service providers or other third parties with which we do business use any third-party AI-powered solutions in connection with our business, it may lead to the inadvertent disclosure or incorporation of our proprietary, confidential, sensitive or personal data into third-party systems or publicly available or third-party training sets (including so-called 'data leakage'), which may impact our ability to realize the benefits of our intellectual property or proprietary, confidential, sensitive or personal data, harming our competitive position and business. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party (including third-party claims of intellectual property infringement, misappropriation or other violation or other misuse of data, content or technology, regulatory enforcement actions and contractual remedies). Further, the use of AI solutions within products or services that we use or that are used by our contractors, vendors, service providers or other third parties with which we do business may pose similar risks, and we have limited ability to control the manner in which third-party products are developed or maintained or the manner in which third-party services are provided.

Advances in AI, including generative AI, may also be used by threat actors to facilitate cyber attacks, including the creation of highly convincing phishing and social-engineering campaigns, automated malware development, deepfake-enabled fraud, reconnaissance and vulnerability discovery, and the rapid scaling and customization of attacks across multiple targets. The evolving nature of these threats empowered by AI increases the threat landscape and complexity and heightens cybersecurity, operational, and financial risk.

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

Factors that affect the financial results of the auto lending business in addition to those which have been previously addressed include, but are not limited to:

•Our auto lending business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to the ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.
•Our auto lending business could be negatively impacted if it is unsuccessful in developing and maintaining its serviced for others portfolio. As this is a significant and growing portion of the auto lending business strategy, if an institution for which we currently service assets chooses to terminate rights as a servicer or if we fail to add additional institutions or portfolios to our servicing platform, the auto lending business may not achieve the desired revenue or income from this platform.
•We have repurchase obligations in our capacity as a servicer in securitizations and whole loan sales. If significant repurchases of assets or other payments are required under our responsibility as a servicer, this could have a material adverse effect on the auto lending business' financial condition, results of operations, and liquidity.

Business and Industry Risks

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

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, back office and business process support and software, information technology, internet connections and network access, including cloud-based services. Third parties can be sources of operational risk to us, including with respect to security breaches and cyberattacks affecting those parties. We also are subject to risk with respect to security breaches affecting the vendors and other parties that interact with those service providers. We may be required to take steps to protect the integrity of our operational systems, thereby increasing our operational costs and potentially decreasing customer satisfaction. In addition, any problems caused by these third parties, including as a result of their not providing us their services for any reason, their performing their services poorly, or employee misconduct could adversely affect our ability to deliver products and services to customers and otherwise to conduct business, which could lead to reputational damage and regulatory investigations and intervention. Replacing these third-party vendors could also entail significant delays and expense. Further, the operational and regulatory risk we face as a result of these arrangements may be increased to the extent that we restructure them. Any restructuring could involve significant expense to us and entail significant delivery and execution risk, which could have a material adverse effect on our business, financial condition and results of operations.

Our business and financial performance could be adversely affected, directly or indirectly, by disasters, natural or otherwise, including geopolitical events such as terrorist activities, international hostilities, public health emergencies and government responses to such events.

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

The emergence or outbreak of public health emergencies may force countries to adopt measures similar to those adopted in response to the COVID-19 pandemic that restrict economic activity, may deteriorate the macroeconomic environment and may adversely impact our business and results of operations, including, among others: (1) decreased demand for our products and services; (2) material impairment of our loans and other assets, including goodwill; (3) decline in the value of collateral; (4) constraints on our liquidity due to market conditions, exchange rates and customer withdrawal of deposits and continued draws on lines of credit; (5) downgrades to our credit ratings; and (6) operational disruptions, technology infrastructure failures, increased cybersecurity risks or governmental restrictions affecting our operations. Any downgrade in our credit rating would likely increase our cost of funding, require us to post additional collateral or take other actions under some of our derivative and other contracts and adversely affect our interest margins and results of operations. Any such events could materially and adversely affect our business, financial condition, liquidity and results of operations.

We are also subject to geopolitical risks, such as sanctions, state-sponsored cyberattacks, civil unrest, government or military conflicts and the U.S. or foreign governments’ reactions to such events. For example, disagreements between the U.S. and significant trading partners over economic or political matters such as international trade may result in new or continued sanctions, tariffs and other similar restrictions on trade and investment between countries, which may result in supply chain disruptions and increased costs that could negatively affect us, our customers and our counterparties. In addition, conflicts between countries such as the Russian military action against Ukraine and ongoing conflicts in the Middle East, could lead to regional instability, a rise in commodity prices, increase inflationary pressures and market volatility, and thereby have an indirect effect on us even when we do not have material exposure to such countries.

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

Climate Change Disclosure

We periodically disclose information such as emissions and other climate-related performance data, statistics, metrics and/or targets. If we lack robust and high-quality climate-related procedures, controls and data, we may not be able to disclose reliable climate-related information accurately. In addition, because the climate-related information is based on current expectations and future estimates about our and third-parties’ operations and businesses and addresses matters that are uncertain to varying degrees, we may not be able to meet our estimates, targets or commitments or we may not be able to achieve them within the timelines we announce. Actual or perceived shortcomings with respect to these emissions and other climate-related initiatives and reporting could result in litigation or regulatory enforcement and impact our ability to hire and retain employees, increase our customers base, and attract and retain certain types of investors.

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

We organize roles and responsibilities for risk management into a three-LOD model. Our Information Security Program is a first LOD function and has responsibility for the primary management of the risks that emanate from first LOD activities. Each first LOD unit owns, identifies, measures, controls, monitors, and reports risks originated through its activities. The second LOD, which reports to the Chief Risk Officer, independently monitors risk exposures, implements comprehensive and appropriate risk controls, and reviews and challenges first LOD units on their activities to ensure that risk is managed in line with agreed frameworks and risk appetite levels. The third LOD provides independent assurance to the Company's Board of Directors and senior management by assessing the quality and effectiveness of the processes and systems of internal control, risk management and risk governance, compliance with applicable regulations, and the reliability and integrity of financial and operational information. The third LOD reports to the Chief Audit Executive and to the Board of Directors, independent of any other function or unit in the Company.

The Company's Information Security Program aligns with Santander's Information Security Framework, as well as U.S. regulatory requirements and industry standards, including the guidelines provided by the FFIEC IT Handbook and the US National Institute of Standards and Technology. This program is risk-driven, with documented policies, standards, processes, and procedures to ensure the identification, assessment, and appropriate management of risk. The Company has implemented a multi-layered and integrated defense model built around five security pillars – Govern, Identify, Protect, Detect, Respond and Recover – with key controls implemented in each of these pillars.

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

ITEM 2 - PROPERTIES

As of December 31, 2025, the Company utilized 404 buildings that occupy a total of 2.3 million square feet, including 82 owned properties with 0.4 million square feet, and 322 leased properties with 1.9 million square feet. The executive and primary administrative offices for SHUSA and SBNA are located at 75 State Street, Boston, Massachusetts. The Company leases this location. SC's corporate headquarters are located at 1601 Elm Street, Dallas, Texas. SC leases this location. SanCap's primary administrative office is located at 437 Madison Ave, New York, New York. BSI's corporate headquarters are located at 830 Brickell Plaza, Miami, Florida. BSI leases this location.

Seven major buildings serve as the headquarters or house significant operational and administrative functions, and are:

Operations Center - 1 Enterprise Drive, Quincy, Massachusetts - Leased
SHUSA/SBNA Administrative Offices - 75 State Street, Boston, Massachusetts - Leased
SC Administrative Offices - 1601 Elm Street, Dallas, Texas - Leased
BSI Operations and Administrative Offices - 830 Brickell Plaza, Miami, Florida - Leased
SHUSA/SBNA Operations and Administrative Offices - 3390 Mary Street, Miami, Florida - Leased
SanCap Headquarters and Administrative Offices - 437 Madison Ave, New York, New York - Leased
SanCap and SBNA Operation and Administrative Offices - 200 Liberty Street, New York, New York 10006 - Leased

The majority of these seven Company properties identified above are utilized for general corporate purposes. The remaining 397 properties consist primarily of bank branches and lending offices. Of the total number of buildings, SBNA has approximately 372 retail branches.

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

At February 28, 2025, 530,391,043 shares of common stock were outstanding. There were no issuances of common stock during 2025, 2024, or 2023.

During the years ended December 31, 2025, 2024, and 2023, the Company declared and paid cash dividends on common stock of $1.4 billion, $1.1 billion, and $3.0 billion respectively, to its shareholder.

During the years ended December 31, 2025, 2024, and 2023, the Company declared and paid cash dividends on preferred stock of $176.7 million, $176.9 million, and $90.8 million respectively, to its shareholder.

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

ITEM 6 - [Reserved]

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a wholly-owned subsidiary of SBNA, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander. On December 30, 2025 SBNA filed applications with the FDIC and OCC for approval to merge Santander Consumer USA Holdings Inc., a consumer finance company headquartered in Dallas, Texas and a wholly-owned subsidiary of SHUSA into SBNA, with SBNA to be the surviving entity.

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

Agreement to Acquire Webster Financial Corporation

On February 3, 2026, Santander and Webster entered into the Transaction Agreement. Pursuant to the Transaction Agreement, Santander will acquire Webster for approximately $12.2 billion. Webster shareholders will receive $48.75 in cash and 2.0548 Santander shares for each Webster share, resulting in a total consideration of $75 per Webster share. Completion of the transaction is expected to take place in the second half of 2026 subject to the customary conditions for this type of operations, including obtaining the relevant regulatory approvals and the approvals of both Webster's and Santander's shareholders.

The Transaction Agreement provides that, upon the terms and subject to the conditions set forth therein, The transaction will be effected in two steps. First, Webster will merge with and into Webster Virginia, with Webster Virginia continuing as the surviving corporation in the merger. Second, immediately following the completion of the merger, Santander will acquire all outstanding shares of Webster Virginia through a statutory share exchange. The Transaction Agreement was unanimously approved by the boards of directors of each Webster, Santander, and Webster Virginia. Subsequent to the acquisition, Santander is expected to contribute Webster Virginia to SHUSA and merge Webster Bank with SBNA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The unemployment rate at December 31, 2025 was 4.4% compared to 4.4% at September 30, 2025 and 4.1% one year ago. According to the U.S. Bureau of Labor Statistics, employment continued to trend up in food services, health care, and social assistance, offset by retail and trade.

Market year-to-date returns for the following indices based on closing prices for the period indicated were:

	December 31, 2025	December 31, 2024
Dow Jones Industrial Average	13.0%	12.9%
S&P 500	16.4%	23.3%
NASDAQ Composite	20.4%	28.6%

At its December 2025 meeting, the FOMC lowered the federal funds rate target range to 3.25% - 3.75%.

The ten-year Treasury bond rate at December 31, 2025 was 4.16%, down from 4.57% at December 31, 2024.

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
(2) Moody's rating represents SBNA's long-term issuer rating.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of December 31, 2025, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

As of December 31, 2025 CUSO was designated as Category III under the Federal Reserve's tailoring rule subjecting the firm to requirements as outlined within the tailoring rules.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At December 31, 2025, SBNA met the criteria to be classified as “well-capitalized.”

The Federal Reserve has adopted a final rule to simplify capital rules for large banks. Under the final rule, firms' supervisory stress test results are now used to establish the size of the SCB requirement. The SCB is calculated as the maximum decline in CET1 in the severely adverse scenario (subject to a 2.5% floor) plus four quarters of dividends. The rule results in new firm-specific regulatory capital expectations which are equal to 4.5% of CET1 plus the SCB, any GSIB surcharge, and any countercyclical capital buffer. The GSIB buffer is applicable only to the largest and most complex firms and does not apply to SHUSA. In the event a firm falls below its new minimums, the rule imposes restrictions on capital distributions and discretionary bonuses. Firms continue to submit a capital plan annually. Supervisory expectations for capital planning processes do not change under the final rule. As of December 31, 2025, SHUSA's SCB CET1 minimum requirement was 7.9%.

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

Resolution Planning

The DFA requires the Company to prepare and update resolution plans. The 165(d) resolution plan must assume that the covered company is resolved under the U.S. Bankruptcy Code and that no “extraordinary support” is received from the U.S. or any other government. The most recent 165(d) resolution plan was submitted to the Federal Reserve and FDIC in July 2025. In addition, under amended FDIA rules, the IDI resolution plan rule requires that a bank with assets of $50 billion or more develop a plan for its resolution that supports depositors’ rapid access to their insured deposits, maximizes the net present value return from the sale or disposition of its assets, and minimizes the amount of any loss realized by creditors in resolution.

On June 20, 2024, the FDIC issued a final rule that took effect on October 1, 2024, which revises the IDI resolution planning requirements. The final rule requires IDIs with assets of $100 billion or more, including SBNA, to submit a full resolution plan every three years, with interim supplements filed in the off-years.

Long-Term Debt Requirements

In July 2023, the Federal Reserve and FDIC issued an NPR that would require banks with total assets of $100 billion or more to maintain a layer of LTD from the holding company to improve financial stability by increasing the resolvability and resiliency of such institutions. By requiring each such large bank to maintain a minimum amount of LTD to absorb losses, the proposal would increase the options available to resolve such banks in case of failure. Additionally, by reducing the risk that uninsured depositors would face losses, LTD can reduce the speed and severity of bank runs and limit the risk of contagion when a bank is under stress. The proposal would provide a three-year phase-in period and would also allow certain outstanding LTD to count toward the minimum requirements to provide banks with a reasonable period to transition to the required characteristics of eligible LTD instruments. Comments on the proposal were due on November 30, 2023. SHUSA remains subject to the TLAC requirements discussed below.

Deposit Insurance and Assessments

In October, 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the amended restoration plan approved by the FDIC in June, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028. The FDIC indicated that the reserve ratio had declined below this level because of the increase in insured deposits since the start of the pandemic and other factors that affect the level of the DIF. Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates applies to SBNA.

The recent failure of several large U.S. banking institutions has led to increased market uncertainty. Under the FDIA, the loss to the DIF arising from the use of the systemic risk exception must be recovered through one or more special assessments on IDIs, depository institution holding companies, or both, as the FDIC determines to be appropriate. On May 11, 2023, the FDIC issued for public comment a proposed rule to impose a special assessment on IDIs to recover the loss to the DIF resulting from the use of the systemic risk exception to protect the uninsured depositors of the failed U.S. banking institutions. The final rule was issued in November, 2023. Under the final rule, the FDIC would collect a special assessment from IDIs at a quarterly rate of approximately 3.36 basis points over eight quarterly assessment periods, starting with the first quarterly assessment period of 2024. In June 2024, the FDIC added an additional assessment to be collected at a quarterly rate of approximately 2.34 basis points over an additional two quarters. The assessment base for the special assessment is equal to an IDI’s estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits held by the IDI. The special assessment is a tax-deductible operating expense for IDIs, and the effect on income of the entire amount of the special assessment will occur in one quarter for the IDIs subject to the assessment.

In December 2025, the FDIC issued the Interim Final Rule on Special Assessment Collection. Under this rule, the rate of the eighth quarterly assessment period was reduced from 3.36 basis points to 2.97 basis points and the two quarter extended assessment period was removed. The total impact of the special assessment is $60.6 million.

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

As of December 31, 2025, SHUSA’s market risk RWAs increased from $5.6 billion at December 31, 2024 to $10.2 billion at December 31, 2025, mainly due to increased stressed VaR as well as increased specific risk.

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

CRITICAL ACCOUNTING ESTIMATES

This MD&A is based on the Consolidated Financial Statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for the ACL, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, and fair value as the Company's most critical accounting estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and consider adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which assumes an increasing unemployment rate (which is a key driver of losses) and other macroeconomic uncertainties due to tariffs and other trade policies of the U.S. and its global trading partners. Additional downward risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth. Using the weighted-average of a range of economic forecast scenarios, we estimated at December 31, 2025 that the unemployment rate is expected to be approximately 5.5% at the end of 2026. In comparison, at December 31, 2024, management previously estimated the unemployment rate using the weighted-average of our economic forecast scenarios to be 5.2% at the end of 2025. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at December 31, 2025 to be approximately 215 at the end of 2026, compared to our estimate at December 31, 2024 to be approximately 194 at the end of 2025. The scenarios used by the Company are periodically re-assessed over a reasonable and supportable time horizon with weightings assigned by management and approved through the established governance process.

Under the range of economic forecast scenarios considered, based on applying a 100% weighting to the most negative scenario used, and without considering the impact of corresponding or offsetting qualitative factors that could have a significant impact on the overall ACL, the ACL would have been higher by approximately $0.9 billion. This range reflects the sensitivity of the ACL specifically related to the scenarios and weights considered as of December 31, 2025 and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

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

The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a systemic and material decline in used vehicle values, occurs. These circumstances could include, for example, a decline in the residual value of our lease portfolio due to an event caused by shocks to oil and gas prices (which may have a pronounced impact on certain models of vehicles) or pervasive manufacturer defects (which may systemically affect the value of a particular brand or model). Impairment is determined to exist if the fair value of the leased asset is less than its carrying value and it is determined that the net carrying value is not recoverable. If a material decline in the used vehicle price were to occur rapidly near the end of the lease term, there may not be adequate time for the remaining adjusted depreciation to account for such decline, and an impairment charge could be necessary. The net carrying value of a leased asset is not recoverable if it exceeds the sum of the undiscounted expected future cash flows expected to result from the lease payments and the estimated residual value upon eventual disposition. The expected future cash flows include residual guarantee amounts from OEMs, if applicable. If our operating lease assets are considered to be impaired, the impairment is measured as the amount by which the carrying amount of the assets exceeds fair value. No such impairment was recognized in 2025, 2024, or 2023.

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

As of December 31, 2025, if the estimated realizable values of our leased vehicles were to decline 1% below the current estimated residual values, depreciation expense would increase by approximately $68.7 million over the remaining life of the current lease portfolio.

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

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis on October 1, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. As more fully described in Note 6 to the Company's Consolidated Financial Statements, a reporting unit is an operating segment or one level below. As of December 31, 2025, the reporting units with assigned goodwill were Auto, CBB, C&I, CRE, and CIB. The evaluation of goodwill impairment requires a comparison of the fair value of each reporting unit to its carrying amount, including allocated goodwill. Determining the fair value of reporting units requires significant valuation inputs, assumptions, and estimates.

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

The DCF method of the income approach incorporates the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic company-specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results. When calculating the fair value of our reporting units under the income approach, short and medium-term forecasts incorporated current economic conditions. Long-term cash flow projections reflected normalized rate and credit environments, as well as a long-term rate of return for each reporting unit. For all reporting units in 2025, the Company selected a long-term growth rate of 3.5% for use in the income approach DCF analysis.

The market approach includes earnings and price-to-tangible book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. The projected TBV multiple is an indicator of whether the price or perceived value of the company's tangible assets is greater than its book value.

In 2025, the Company applied a 25% control premium for the market approach based on the Company’s review of transactions observable in the marketplace that were determined to be comparable.

Other key assumptions by reporting unit in 2025 were as follows:

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.8x	1.1x	1.1x	1.5x	1.5x
Discount Rate	12.3%	13.3%	11.7%	13.2%	14.9%

No goodwill impairment was recorded in 2025, 2024 or 2023. For the most recent impairment analysis, under the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded its carrying value by 10% or more.

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

Level 3 Fair Value Measurements

The Company uses fair value measurements to estimate the fair value of certain assets and liabilities for both measurement and disclosure purposes. When observable price and third-party information is not available, we estimate fair value primarily by using cash flow and other financial modeling techniques. Refer to Note 15 to the Consolidated Financial Statements for a description of valuation methodologies used to measure material assets and liabilities at fair value and details of the valuation models, key inputs to those models, and significant assumptions utilized. The Company follows the fair value hierarchy set forth in Note 15 to the Consolidated Financial Statements to prioritize the inputs utilized to measure fair value.

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

Certain valuations are benchmarked to market indices when appropriate and available. Considerable judgment is used in estimating inputs to the Company's internal valuation models used to estimate Level 3 fair value measurements. Level 3 inputs such as interest rate movements, prepayment speeds, credit losses, liquidity discounts, revenue multiples and discount rates are inherently difficult to estimate. Changes to these inputs can have a significant effect on fair value measurements and on our financial condition and results of operations. Accordingly, the Company's estimates of fair value are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Our interest in the Structured LLC and certain of our private equity investments have a high level of estimation uncertainty and require significant management judgment to determine fair value. While estimating potential sensitivities around fair value measurements is inherently challenging, we provide a summary of the key unobservable inputs as well as additional information on Level 3 fair value measurements in Note 15 to our Consolidated Financial Statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included in Item 8. “Financial Statements and Supplementary Data.” This section of the Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons of 2025 to 2024. Discussions of 2023 items and year-to-year comparisons of 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 3, 2025. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Year ended December 31, 2025 and 2024
	2025 (1)			2024 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$17,281,958	$920,487	5.33%	$13,586,947	$909,851	6.70%	$10,636	$42,867	$(32,231)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	38,982,945	1,679,483	4.31%	52,803,604	2,787,163	5.28%	(1,107,680)	(650,873)	(456,807)
Federal funds sold and securities purchased under resale or similar agreements, netting	(28,255,255)			(41,666,396)
Federal funds sold and securities purchased under resale or similar agreements, net	10,727,690			11,137,208
AFS	7,315,028	385,480	5.27%	6,995,939	375,810	5.37%	9,670	16,342	(6,672)
HTM	10,805,084	285,863	2.65%	9,310,465	203,291	2.18%	82,572	35,242	47,330
Trading securities	15,657,151	767,769	4.90%	11,871,853	564,858	4.76%	202,911	185,765	17,146
Other investments	1,749,548	40,968	2.34%	1,367,734	45,016	3.29%	(4,048)	117,764	(121,812)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$63,536,459	$4,080,050	6.42%	$54,270,146	$4,885,989	9.00%	$(805,939)	$(252,893)	$(553,046)
LOANS (4):
C&I	8,520,409	390,991	4.59%	10,704,027	453,696	4.24%	(62,705)	(105,326)	42,621
CRE	8,803,658	607,769	6.90%	8,924,966	669,313	7.50%	(61,544)	(8,936)	(52,608)
Other commercial loans	8,105,486	399,130	4.92%	7,777,151	410,719	5.28%	(11,589)	18,844	(30,433)
Multifamily	9,730,930	447,172	4.60%	10,134,546	491,781	4.85%	(44,609)	(19,445)	(25,164)
Total commercial loans	35,160,483	1,845,062	5.25%	37,540,690	2,025,509	5.40%	(180,447)	(114,863)	(65,584)
Consumer loans:
Residential mortgages	5,421,992	219,585	4.05%	4,820,906	177,263	3.68%	42,322	23,429	18,893
Home equity loans and lines of credit	1,944,088	136,250	7.01%	2,258,235	177,086	7.84%	(40,836)	(23,191)	(17,645)
Total consumer loans secured by real estate	7,366,080	355,835	4.83%	7,079,141	354,349	5.01%	1,486	238	1,248
RICs and auto loans	43,820,639	5,961,354	13.60%	44,639,955	5,852,040	13.11%	109,314	(105,477)	214,791
Personal unsecured	1,482,668	193,127	13.03%	3,042,889	345,385	11.35%	(152,258)	(214,044)	61,786
Other consumer	26,209	1,230	4.69%	46,688	2,864	6.13%	(1,634)	(1,064)	(570)
Total consumer	52,695,596	6,511,546	12.36%	54,808,673	6,554,638	11.96%	(43,092)	(320,347)	277,255
Total loans	87,856,079	8,356,608	9.51%	92,349,363	8,580,147	9.29%	(223,539)	(435,210)	211,671
TOTAL EARNING ASSETS	151,392,538	12,436,658	8.21%	146,619,509	13,466,136	9.18%	(1,029,478)	(688,103)	(341,375)
Non-interest bearing assets (5)	22,758,953			23,957,138
TOTAL ASSETS	$174,151,491			$170,576,647
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,161,928	$156,621	1.29%	$12,340,320	$186,931	1.51%	$(30,310)	$(2,737)	$(27,573)
Savings	8,432,731	214,198	2.54%	4,134,724	15,491	0.37%	198,707	29,925	168,782
Money market	26,082,222	784,537	3.01%	25,195,811	840,729	3.34%	(56,192)	31,074	(87,266)
CDs	17,713,489	724,657	4.09%	20,497,124	1,016,321	4.96%	(291,664)	(127,282)	(164,382)
TOTAL INTEREST-BEARING DEPOSITS	64,390,370	1,880,013	2.92%	62,167,979	2,059,472	3.31%	(179,459)	(69,020)	(110,439)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	51,294,215	2,210,270	4.31%	62,112,506	3,283,107	5.29%	(1,072,837)	(519,897)	(552,940)
Federal funds purchased and securities sold under agreements to repurchase, netting	(28,255,255)			(41,666,396)
Federal funds purchased and securities sold under agreements to repurchase, net	23,038,960			20,446,110
Trading liabilities	3,389,129	150,517	4.44%	3,562,085	169,583	4.76%	(19,066)	(7,996)	(11,070)
FHLB advances	2,679,180	122,466	4.57%	3,772,454	184,492	4.89%	(62,026)	(50,601)	(11,425)
Other borrowings	39,508,428	2,120,527	5.37%	40,078,415	2,191,924	5.47%	(71,397)	(31,236)	(40,161)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	68,615,697	4,603,780	6.71%	67,859,064	5,829,106	8.59%	(1,225,326)	(609,730)	(615,596)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	133,006,067	6,483,793	4.87%	130,027,043	7,888,578	6.07%	(1,404,785)	(678,750)	(726,035)
Non-interest-bearing liabilities (6)	21,248,125			22,265,477
TOTAL LIABILITIES	154,254,192			152,292,520
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	17,897,299			16,284,127
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$174,151,491			$170,576,647
NET INTEREST SPREAD (7)			3.34%			3.11%
NET INTEREST MARGIN (8)			3.93%			3.80%
NET INTEREST INCOME		$5,952,865			$5,577,558
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
(8)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
.

	Years Ended December 31, 2024 and 2023
	2024 (1)			2023 (1)				Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
EARNING ASSETS
Interest-earning deposits	$13,586,947	$909,851	6.70%	$10,549,633	$773,966	7.34%	$135,885	$194,913	$(59,028)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	52,803,604	2,787,163	5.28%	50,333,924	2,415,539	4.80%	371,624	122,339	249,285
Federal funds sold and securities purchased under resale or similar agreements, netting	(41,666,396)			(37,094,025)
Federal funds sold and securities purchased under resale or similar agreements, net	11,137,208			13,239,899
Investments
AFS	6,995,939	375,810	5.37%	6,516,998	269,676	4.14%	106,134	21,046	85,088
HTM	9,310,465	203,291	2.18%	9,298,211	185,071	1.99%	18,220	248	17,972
Trading securities	11,871,853	564,858	4.76%	8,673,434	397,595	4.58%	167,263	151,156	16,107
Other	1,367,734	45,016	3.29%	1,291,245	42,806	3.32%	2,210	2,608	(398)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$54,270,146	$4,885,989	9.00%	$49,569,420	$4,084,653	8.24%	$801,336	$492,310	$309,026
LOANS (3):
C&I	10,704,027	453,696	4.24%	14,449,134	522,225	3.61%	(68,529)	(209,760)	141,231
CRE	8,924,966	669,313	7.50%	8,479,587	625,839	7.38%	43,474	33,197	10,277
Other	7,777,151	410,719	5.28%	7,402,159	347,803	4.70%	62,916	18,309	44,607
Multi-family	10,134,546	491,781	4.85%	10,573,776	510,655	4.83%	(18,874)	(20,963)	2,089
Total commercial	37,540,690	2,025,509	5.40%	40,904,656	2,006,522	4.91%	18,987	(179,217)	198,204
Consumer loans:
Residential mortgages	4,820,906	177,263	3.68%	5,012,859	175,092	3.49%	2,171	(5,148)	7,319
Home equity loans and lines of credit	2,258,235	177,086	7.84%	2,702,259	202,417	7.49%	(25,331)	(35,398)	10,067
Total consumer loans secured by real estate	7,079,141	354,349	5.01%	7,715,118	377,509	4.89%	(23,160)	(40,546)	17,386
RICs and auto loans	44,639,955	5,852,040	13.11%	44,610,790	5,382,283	12.06%	469,757	3,523	466,234
Personal unsecured	3,042,889	345,385	11.35%	4,436,521	500,278	11.28%	(154,893)	(158,022)	3,129
Other consumer	46,688	2,864	6.13%	75,187	3,845	5.11%	(981)	(2,072)	1,091
Total consumer	54,808,673	6,554,638	11.96%	56,837,616	6,263,915	11.02%	290,723	(197,117)	487,840
Total loans	92,349,363	8,580,147	9.29%	97,742,272	8,270,437	8.46%	309,710	(376,334)	686,044
TOTAL EARNING ASSETS	146,619,509	13,466,136	9.18%	147,311,692	12,355,090	8.39%	1,111,046	115,976	995,070
Non-interest bearing assets (5)	23,957,138			25,985,210
TOTAL ASSETS	$170,576,647			$173,296,902
INTEREST-BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,340,320	$186,931	1.51%	$12,515,090	$149,984	1.20%	$36,947	$(2,110)	$39,057
Savings	4,134,724	15,491	0.37%	4,942,614	9,143	0.18%	6,348	(1,163)	7,511
Money market	25,195,811	840,729	3.34%	26,618,268	654,425	2.46%	186,304	(32,715)	219,019
CDs	20,497,124	1,016,321	4.96%	16,735,652	730,634	4.37%	285,687	178,469	107,218
TOTAL INTEREST-BEARING DEPOSITS	62,167,979	2,059,472	3.31%	60,811,624	1,544,186	2.54%	515,286	142,481	372,805
BORROWED FUNDS:
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	62,112,506	3,283,107	5.29%	53,922,892	2,739,050	5.08%	544,057	427,629	116,428
Federal funds purchased and securities sold under agreements to repurchase, netting	(41,666,396)			(34,569,450)
Federal funds purchased and securities sold under agreements to repurchase, net	20,446,110			19,353,442
Trading liabilities	3,562,085	169,583	4.76%	3,202,523	142,120	4.44%	27,463	16,725	10,738
FHLB advances	3,772,454	184,492	4.89%	7,161,436	361,131	5.04%	(176,639)	(166,182)	(10,457)
Other borrowings	40,078,415	2,191,924	5.47%	38,044,567	1,693,255	4.45%	498,669	94,298	404,371
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	67,859,064	5,829,106	8.59%	67,761,968	4,935,556	7.28%	893,550	372,470	521,080
TOTAL INTEREST-BEARING FUNDING LIABILITIES	130,027,043	7,888,578	6.07%	128,573,592	6,479,742	5.04%	1,408,836	514,951	893,885
Noninterest-bearing liabilities(5)	22,265,477			26,166,225
TOTAL LIABILITIES	152,292,520			154,739,817
Mezzanine equity	2,000,000			1,065,494
STOCKHOLDER’S EQUITY	16,284,127			17,491,591
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER’S EQUITY	$170,576,647			$173,296,902
NET INTEREST SPREAD (6)			3.11%			3.35%
NET INTEREST MARGIN (7)			3.80%			3.99%
NET INTEREST INCOME		$5,577,558			$5,875,348
(1)- (7) Refer to corresponding notes above.

NET INTEREST INCOME

Overall, the increase in net interest income for the year was primarily driven by higher yields on investment securities and increased interest income on deposits, coupled with reduced funding costs on deposits and securities financing activities. These positive impacts were partially offset by lower loan-related income and declines in resale agreement activity. The net result reflects the combined effect of balance sheet repositioning and higher market interest rates during the period.

Net interest income increased $375.3 million for the year ended December 31, 2025 respectively, the year ended December 31, 2024. The primary drivers of these changes are summarized below:

•Loans – Interest income on loans decreased $223.5 million for the year compared to the same period in 2024. This change was primarily attributable to a decrease in average loan volumes of $435.2 million, partially offset by higher average loan rates $211.7 million. Refer to the “Loan Portfolio” section of this MD&A for further discussion of loan balances.
•Interest-earning deposits – Interest income on Interest-earning deposits increased $10.6 million for the year compared to the corresponding period in 2024. This increase reflected higher average deposit volumes of $42.9 million, partially offset by lower average rates $32.2 million. This change is primarily driven by the changing interest rate environment.
•Securities purchased under resale agreements – Interest and fees on federal funds sold and securities purchased under resale agreements decreased $1.1 billion for the year, compared to the same period in 2024. This decrease is attributable to lower average volumes $650.9 million and lower average rates $456.8 million.
•Investment securities – Interest income on investment securities increased $291.1 million compared to the corresponding period in 2024.This decrease was attributable to higher average securities volumes $355.1 million and lower average rates $64.0 million. Both increases were primarily driven by higher market interest rates.
•Deposits and related customer accounts – Interest expense on deposits and related customer accounts decreased $179.5 million for the year compared to the corresponding period in 2024. This decrease was attributable to a lower average volume of $69.0 million, partially offset by lower average deposit rate of $110.4 million. The rate declines were primarily related to money market and certificate of deposit products.
•Securities Financing Activities and borrowed funds - Interest expense on Securities Financing Activities and borrowed funds decreased $1.2 billion for the year compared to the same period in 2024. This decrease was attributable to a lower average Securities Financing Activities and borrowed funds volume of $609.7 million and lower average rates of $615.6 million. Decreases were primarily due to a decline in Securities Financing Activities.

CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $1.7 billion for the year ended December 31, 2025, compared to a credit loss expense of $1.9 billion for the corresponding period in 2024. The credit loss expense during the year ended December 31, 2025 was mainly due to charge-offs, net of recoveries in RICs and auto loans, partially offset by a release in the ACL resulting from the sale of certain personal unsecured, RIC and auto loans and commercial loan portfolios, as well as rating improvements within the commercial loan portfolio.

NON-INTEREST INCOME

	Year ended December 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Consumer fees	$397,974	$306,882	$91,092	29.7%
Commercial fees	89,121	109,230	(20,109)	(18.4)%
Lease income	1,631,032	2,178,597	(547,565)	(25.1)%
Capital market revenue	494,289	408,768	85,521	20.9%
Miscellaneous income, net	713,902	376,731	337,171	89.5%
Securities gains, net	154,705	224,459	(69,754)	(31.1)%
Total non-interest income	$3,481,023	$3,604,667	$(123,644)	(3.4)%

Total non-interest income decreased $123.6 million for the year ended December 31, 2025 compared to the corresponding period in 2024. These changes were primarily comprised of:

•Consumer fees increased $91.1 million for the year ended December 31, 2025 compared to the corresponding period in 2024, driven by increased consumer loan fees.
•Lease income decreased $547.6 million for the year ended December 31, 2025 compared to the corresponding period in 2024, commensurate with fewer active leased vehicle units.
•Capital market revenue increased $85.5 million for the year ended December 31, 2025 compared to the corresponding period in 2024, primarily driven by increased investment banking income.
•Miscellaneous income, net increased $337.2 million for the year ended December 31, 2025 compared to the corresponding period in 2024, discussed further below.
•Securities gains, net decreased $69.8 million for the year ended December 31, 2025 compared to the corresponding period in 2024, primarily driven by a decrease in trading securities gains.

Miscellaneous income

	Year ended December 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Mortgage banking income and multifamily servicing fees, net	$71,284	$64,878	$6,406	9.9%
BOLI	63,869	64,811	(942)	(1.5)%
Net gain on operating leases	14,610	69,057	(54,447)	(78.8)%
Asset and wealth management fees	321,300	288,571	32,729	11.3%
Gain/(loss) on sale of non-mortgage loans	(95,655)	(128,091)	32,436	25.3%
Other miscellaneous income / (loss), net	338,494	17,505	320,989	1,833.7%
Total miscellaneous income	$713,902	$376,731	$337,171	89.5%
Miscellaneous income increased $337.2 million for the year ended December 31, 2025 compared to the corresponding period in 2024. This change was primarily comprised of:

•A decrease in net gain on operating leases, led by a shift in lease portfolio performance.
•An increase in asset and wealth management fees, was primarily driven by an increase in brokerage income.
•An increase in gain/(loss) on sale of non-mortgage loans, driven by the sale of personal unsecured loans to third parties during 2024.
•An increase in other miscellaneous income / (loss), net, was primarily driven by an increase in equity securities fair value gains.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Year ended December 31,		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Compensation and benefits	$2,138,311	$2,145,506	$(7,195)	(0.3)%
Occupancy and equipment expenses	725,848	653,026	72,822	11.2%
Technology, outside services, and marketing expense	867,340	796,899	70,441	8.8%
Loan expense	355,169	333,617	21,552	6.5%
Lease expense	1,312,792	1,708,193	(395,401)	(23.1)%
Other expenses	536,973	637,227	(100,254)	(15.7)%
Total general, administrative and other expenses	$5,936,433	$6,274,468	$(338,035)	(5.4)%

Total general, administrative and other expenses decreased $338.0 million for the year ended December 31, 2025 compared to the corresponding period in 2024. This change was primarily comprised of:

•Occupancy and equipment expenses increased $72.8 million for the year ended December 31, 2025 compared to the corresponding period in 2024, due to higher depreciation on property, plant and equipment.
•Lease expense decreased $395.4 million for the year ended December 31, 2025 compared to the corresponding period in 2024, due to lower auto lease volumes resulting in lower depreciation expense.
•Other expenses decreased $100.3 million for the year ended December 31, 2025 compared to the corresponding period in 2024, due to lower legal expenses.

INCOME TAX PROVISION

An income tax provision of $196.4 million was recorded for the year ended December 31, 2025 compared to an income tax benefit of $106.8 million for the corresponding period in 2024. This resulted in an ETR of 10.7% for the year ended December 31, 2025 compared to (11.0)% for the corresponding periods in 2024.

The ETR for the year ended December 31, 2025, when compared to the same period in 2024, was directly impacted by (1) an increase in pre-tax income in 2025 and (2) a decrease in tax credits generated in 2025.

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

LINE OF BUSINESS RESULTS

The Company manages its business activities by it six reportable segments, Auto, CBB, C&I, CRE, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and includes additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective. Information reported in this Form 10-K in respect of the CIB segment includes only information within the Company’s Consolidated Financial Statements, and does not include information in respect of Santander’s New York branch, which is reported within Santander’s consolidated financial statements.

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Year ended December 31,	2025			2024			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	$6,478,196	$2,947,064	$9,425,260	$6,413,954	$2,936,379	$9,350,333	$74,927	0.8%
Interest expense	2,692,440	1,471,187	$4,163,627	2,764,998	1,466,385	$4,231,383	$(67,756)	(1.6)%
Fees and other income	135,868	273,642	$409,510	71,853	139,054	$210,907	$198,603	94.2%
Lease income	1,631,032	—	$1,631,032	2,178,597	—	$2,178,597	$(547,565)	(25.1)%
Credit loss expense / (benefit)	1,717,774	(18,726)	$1,699,048	1,955,368	18,447	$1,973,815	$(274,767)	(13.9)%
Lease expense	1,312,125	—	$1,312,125	1,707,582	—	$1,707,582	$(395,457)	(23.2)%
General, administrative and other expenses	1,191,839	1,558,654	$2,750,493	1,344,385	1,422,392	$2,766,777	$(16,284)	(0.6)%
Income/(loss) before income taxes	1,330,918	209,591	$1,540,509	892,071	168,209	$1,060,280	$480,229	45.3%
Total assets	55,593,609	8,267,146	$63,860,755	60,421,685	9,505,643	$69,927,328	$(6,066,573)	(8.7)%

The Company reported total income before income taxes related to its Consumer activities of $1.5 billion for the year ended December 31, 2025 compared to income before income taxes of $1.1 billion for the corresponding period in 2024. The most significant drivers of this change were:

•Fees and other income increased $198.6 million for the year ended December 31, 2025 compared to the corresponding period of 2024, primarily due to losses on the securitization of certain loan portfolios in 2024.
•Lease income decreased $547.6 million for the year ended December 31, 2025 compared to the corresponding period of 2024, driven by lower average Auto lease balances.
•Credit loss expense decreased $274.8 million for the year ending December 31, 2025 compared to the corresponding period of 2024, driven by lower loan volume and improved net charge-off rates.
•Lease expense decreased $395.5 million for the year ended December 31, 2025 compared to the corresponding period of 2024, driven by lower average Auto lease balances.

Commercial Activities

Commercial activities consist of the Company's C&I and CRE reportable segments.

Year ended December 31,	2025			2024			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$877,957	$1,442,314	$2,320,271	$988,260	$1,535,054	$2,523,314	$(203,043)	(8.0)%
Interest expense	538,123	956,846	$1,494,969	632,687	1,034,675	$1,667,362	$(172,393)	(10.3)%
Fees and other income	68,671	78,068	$146,739	66,264	75,983	$142,247	$4,492	3.2%
Credit loss expense / (benefit)	(19,908)	(14,419)	$(34,327)	(66,184)	69,767	$3,583	$(37,910)	(1,058.1)%
General, administrative and other expenses	197,309	147,914	$345,223	190,269	141,589	$331,858	$13,365	4.0%
Income/(loss) before income taxes	231,104	430,041	$661,145	297,752	365,006	$662,758	$(1,613)	(0.2)%
Total assets	3,698,855	22,680,171	$26,379,026	3,740,417	23,265,209	$27,005,626	$(626,600)	(2.3)%

The Company reported total income before income taxes related to its Commercial activities of $661.1 million for the year ended December 31, 2025 compared to income before income taxes of $662.8 million for the corresponding period in 2024. The most significant drivers of this change were:

•Credit loss expense in CRE decreased $84.2 million for the year ended December 31, 2025 compared to the corresponding period of 2024. This was primarily driven by improved portfolio performance.
•Credit loss expense in C&I increased $46.3 million for the year ended December 31, 2025 compared to the corresponding period of 2024. This increase was primarily due to prior year credit releases related to loan payoffs.

CIB

	Year ended December 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$2,878,619	$3,886,217	$(1,007,598)	(25.9)%
Interest expense	2,610,650	3,767,155	(1,156,505)	(30.7)%
Fees and other income	722,658	661,712	60,946	9.2%
Credit loss expense / (benefit)	(6,494)	(37,540)	31,046	82.7%
Lease expense	668	611	57	9.3%
General, administrative and other expenses	860,681	833,936	26,745	3.2%
Income/(loss) before income taxes	135,772	(16,233)	152,005	936.4%
Total assets	31,645,895	25,351,991	6,293,904	24.8%

CIB reported income before income taxes of $135.8 million for the year ended December 31, 2025 compared to a loss before income taxes of $16.2 million for the corresponding period of 2024. Factors contributing to this change were:

•Interest income decreased $1.0 billion for the year ended December 31, 2025 compared to the corresponding period in 2024. This decrease was due to interest income associated with Securities Financing Activities.
•Interest expense decreased $1.2 billion for the year ended December 31, 2025 compared to the corresponding period in 2024. This decrease was due to interest expense associated with Securities Financing Activities.
•Fees and other income increased $60.9 million for the year ended December 31, 2025 compared to the corresponding period in 2024. This increase was due to favorable capital markets activity.
•Credit loss expense increased $31.0 million for the year ended December 31, 2025 compared to the corresponding period in 2024. This increase was primarily due to prior year releases.
•Total assets at December 31, 2025 increased $6.3 billion compared to the corresponding period in 2024. This increase was primarily due to trading inventory.

Wealth Management

	Year ended December 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$338,107	$369,368	$(31,261)	(8.5)%
Interest expense	158,148	156,951	1,197	0.8%
Fees and other income	561,939	324,807	237,132	73.0%
General, administrative and other expenses	285,494	279,905	5,589	2.0%
Income/(loss) before income taxes	456,404	257,319	199,085	77.4%
Total assets	9,009,914	7,570,085	1,439,829	19.0%

Wealth Management reported income before income taxes of $456.4 million for the year ended December 31, 2025, compared to income before income taxes of $257.3 million for the corresponding period in 2024. The primary factors contributing to this change were:

•Fees and other income increased $237.1 million for the year ended December 31, 2025 compared to the corresponding period in 2024. This increase was primarily due to a fair value adjustment of the interest in the U.K. Limited Partnership.

Other

	Year ended December 31		YTD Change
(dollars in thousands)	2025	2024	Dollar increase/(decrease)	Percentage
Interest income	$(2,525,599)	$(2,663,096)	$137,497	5.2%
Interest expense	(1,943,601)	(1,934,273)	(9,328)	(0.5)%
Fees and other income	9,145	86,397	(77,252)	(89.4)%
Lease income	—	—	—	—%
Credit loss expense / (benefit)	(2,303)	(2,739)	436	15.9%
Lease expense	(1)	—	(1)	100%
General, administrative and other expenses	381,750	353,799	27,951	7.9%
Income/(loss) before income taxes	(952,299)	(993,486)	41,187	4.1%
Total assets	33,676,531	35,393,720	(1,717,189)	(4.9)%

The Other category reported a loss before income taxes of $952.3 million for the year ended December 31, 2025, compared to a loss before income taxes of $993.5 million for the corresponding period in 2024. The primary factors contributing to this change were:

•Fees and other income decreased $77.3 million for the year ended December 31, 2025 compared to the corresponding period of 2024. This decrease was mainly driven by lower gains in capital markets.
•General, administrative and other expenses increased $28.0 million for the year ended December 31, 2025 compared to the corresponding period of 2024. This increase was primarily a result of strategic investment and restructuring charges.

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	December 31, 2025		December 31, 2024		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$8,135,821	9.8%	$8,624,800	9.9%	$(488,979)	(5.7)%
C&I	7,820,988	9.4%	8,386,344	9.6%	(565,356)	(6.7)%
Multifamily	9,601,558	11.6%	9,840,692	11.3%	(239,134)	(2.4)%
Other commercial	8,249,571	10.0%	7,608,933	8.7%	640,638	8.4%
Total commercial loans (1)	33,807,938	40.8%	34,460,769	39.5%	(652,831)	(1.9)%
Consumer loans secured by real estate:
Residential mortgages	4,039,103	4.9%	4,415,747	5.1%	(376,644)	(8.5)%
Home equity loans and lines of credit	1,797,387	2.2%	2,091,365	2.4%	(293,978)	(14.1)%
Total consumer loans secured by real estate	5,836,490	7.1%	6,507,112	7.5%	(670,622)	(10.3)%
Consumer loans not secured by real estate:
RICs and auto loans	42,736,050	51.4%	44,585,718	50.9%	(1,849,668)	(4.1)%
Personal unsecured loans	492,525	0.6%	1,715,727	2.0%	(1,223,202)	(71.3)%
Other consumer	18,306	0.1%	35,173	0.1%	(16,867)	(48.0)%
Total consumer loans	49,083,371	59.2%	52,843,730	60.5%	(3,760,359)	(7.1)%
Total LHFI	$82,891,309	100.0%	$87,304,499	100.0%	$(4,413,190)	(5.1)%
Total LHFI with:
Fixed	$59,079,072	71.3%	$62,085,179	71.1%	$(3,006,107)	(4.8)%
Variable	23,812,237	28.7%	25,219,320	28.9%	(1,407,083)	(5.6)%
Total LHFI	$82,891,309	100.0%	$87,304,499	100.0%	$(4,413,190)	(5.1)%
(1) As of December 31, 2025, the Company had $336.6 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Loans by Maturity and Interest Rate Sensitivity

	At December 31, 2025, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$46,168	$215,984	$55,926	$184,477	$502,555
C&I	230,026	767,186	253,121	17,940	1,268,273
Multifamily loans	1,105,489	4,523,128	1,724,958	—	7,353,575
Other commercial	682,291	1,799,090	1,171,985	—	3,653,366
Total Commercial	$2,063,974	$7,305,388	$3,205,990	$202,417	$12,777,769
Residential mortgages	1,385	38,682	534,788	4,199,966	4,774,821
Home equity loans and lines of credit	15,329	9,424	30,277	25,082	80,112
RICs and auto loans	608,208	26,449,751	15,678,090	1	42,736,050
Personal unsecured loans	2,393	37,148	43,009	—	82,550
Other consumer	1,823	11,140	2,108	3,235	18,306
Total Fixed Rates	$2,693,112	$33,851,533	$19,494,262	$4,430,701	$60,469,608
Variable Rates:
CRE loans	$3,821,026	$3,695,060	$272,636	$76,974	$7,865,696
C&I	926,554	5,316,009	426,749	24,236	6,693,548
Multifamily loans	1,021,680	1,088,191	137,320	792	2,247,983
Other commercial	4,418,079	178,126	—	—	4,596,205
Total Commercial	$10,187,339	$10,277,386	$836,705	$102,002	$21,403,432
Residential mortgages	240	2,601	88,088	386,294	477,223
Home equity loans and lines of credit	795	495	345,436	1,370,549	1,717,275
Personal unsecured loans	5,977	129,884	271,671	2,443	409,975
Other consumer	—	—	—	—	—
Total Variable Rates	$10,194,351	$10,410,366	$1,541,900	$1,861,288	$24,007,905
Total	$12,887,463	$44,261,899	$21,036,162	$6,291,989	$84,477,513

Commercial

Commercial loans decreased approximately $652.8 million, or 1.9%, from December 31, 2024 to December 31, 2025. This decrease was primarily attributable to a decrease in C&I loans of $565.4 million, and a decrease in CRE loans of $489.0 million, partially offset by an increase in Other commercial loans of $640.6 million.

Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $670.6 million from December 31, 2024 to December 31, 2025 due to continued run-off in these portfolios.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI decreased $1.8 billion from December 31, 2024 to December 31, 2025. This decrease represents off-balance sheet securitizations totaling approximately $1.6 billion, collections, and the sale of non-performing RICs to an unaffiliated third party with a UPB of approximately $250.0 million, offset by new origination activity and by several completed clean-up calls of existing off-balance sheet securitizations, which resulted in the repurchase of approximately $521.5 million of gross RICs. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 10 to the Consolidated Financial Statements.

As of December 31, 2025, 62.3% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.5% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $1.2 billion from December 31, 2024 to December 31, 2025. This decrease was primarily attributable to the sale of unsecured consumer loans with a UPB of approximately $831.0 million to a third party, and run-off in the portfolio.

At December 31, 2025, the CRE and multifamily portfolios included the following:

	As of December 31, 2025
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$8,135,821	45.9%
Multifamily loans (1)	9,601,558	54.1%
Total CRE and multifamily loans	$17,737,379	100.0%
CRE loans by type
Multifamily construction	$4,041,754	22.8%
Office	1,498,835	8.5%
Retail	787,955	4.4%
Industrial	941,796	5.3%
Other	865,481	4.9%
Total	$8,135,821
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus, representing 77% of the total CRE and multifamily portfolio and 16.5% of total LHFI. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors.

Office CRE loans represent 8.5% of the total CRE and multifamily portfolio and 2% of total LHFI. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's retail CRE portfolio represents 4.4% of the total CRE and multifamily portfolio and 1% of total LHFI. The retail portfolio is anchored by institutional or investment grade tenants, which have demonstrated recovery following the COVID-19 pandemic.

The Company's CRE and Multifamily portfolios, by state at the date indicated was:

	As of December 31, 2025
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$5,059,710	28.5%
New Jersey	2,143,508	12.1%
Florida	1,549,580	8.7%
Texas	1,542,654	8.7%
All other states	7,441,927	42.0%
Total	$17,737,379	100.0%

NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	December 31, 2025	December 31, 2024	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$187,657	$243,761	$(56,104)	(23.0)%
C&I	47,813	132,146	(84,333)	(63.8)%
Multifamily	309,994	226,448	83,546	36.9%
Other commercial	4,518	8,037	(3,519)	(43.8)%
Total commercial loans	549,982	610,392	(60,410)	(9.9)%

Consumer loans secured by real estate:
Residential mortgages	59,089	52,170	6,919	13.3%
Home equity loans and lines of credit	57,109	70,414	(13,305)	(18.9)%
Consumer loans not secured by real estate:
RICs and auto loans	2,683,202	2,241,575	441,627	19.7%
Personal unsecured loans	93	486	(393)	(80.9)%
Other consumer	18,413	15,198	3,215	21.2%
Total consumer loans	2,817,906	2,379,843	438,063	18.4%
Total non-accrual loans	3,367,888	2,990,235	377,653	12.6%

OREO	41,978	54,121	(12,143)	(22.4)%
Repossessed vehicles	249,913	249,209	704	0.3%
Foreclosed and other repossessed assets	1,297	25,182	(23,885)	(94.8)%
Total OREO and other repossessed assets	293,188	328,512	(35,324)	(10.8)%
Total non-performing assets	$3,661,076	$3,318,747	$342,329	10.3%

Past due 90 days or more as to interest or principal and accruing interest	$8,700	$8,796	$(96)	(1.1)%
Non-performing assets as a percentage of total assets	2.2%	2.0%	n/a	n/a

CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
ACL to total loan outstanding	7.2%	7.5%	7.5%
ACL	$6,052,171	$6,609,955	$6,992,815
Total loans outstanding	84,477,513	88,638,452	93,207,327
NPL to total loans outstanding	4.0%	3.4%	3.1%
NPL	$3,367,888	$2,990,235	$2,884,449
Total loans outstanding	84,477,513	88,638,452	93,207,327
ACL to NPL	179.7%	221.1%	242.4%
ACL	$6,052,171	$6,609,955	$6,992,815
NPL	3,367,888	2,990,235	2,884,449
Net charge-offs during the period to average loans outstanding:
Commercial	0.3%	0.1%	0.2%
NCOs during the period	$95,456	$46,530	$91,924
Average amount outstanding	35,160,483	37,540,690	40,904,656
Consumer	4.0%	4.1%	3.6%
NCOs during the period	$2,118,252	$2,273,449	$2,062,520
Average amount outstanding	52,695,596	54,808,673	56,837,616

Commercial NCOs during the period to average loans increased from December 31, 2024 to December 31, 2025. The increase in NCOs was primarily in the CRE portfolio. Consumer NCOs during the period to average loans decreased from December 31, 2024 to December 31, 2025. This decrease was primarily due to the sale of loans in the Personal unsecured portfolio in 2025.

Commercial

Commercial NPLs decreased $60.4 million from December 31, 2024 to December 31, 2025. Commercial NPLs accounted for 1.6% of commercial LHFI at December 31, 2025. The change in commercial NPLs was primarily comprised of an increase of $83.5 million in the Multifamily portfolio, a decrease of $56.1 million in the CRE portfolio, and a decrease of $84.3 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $44.4 million, or 38.2%, of non-performing consumer loans secured by real estate at December 31, 2025, compared to $55.4 million, or 45.2%, at December 31, 2024.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio increased by $441.6 million from December 31, 2024 to December 31, 2025. Non-performing RICs and auto loans accounted for 6.3% and 5.0% of total RICs and auto loans at December 31, 2025 and December 31, 2024, respectively.

Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $393.0 thousand from December 31, 2024 to December 31, 2025. Non-performing personal unsecured loans accounted for 0.02% and 0.03% of total personal unsecured loans at December 31, 2025 and December 31, 2024, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $257.5 million and $178.2 million at December 31, 2025 and December 31, 2024, respectively. Early stage delinquency consumer loans amounted to $6.2 billion and $5.5 billion at December 31, 2025 and December 31, 2024, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies increased by $829.8 million from December 31, 2024 to December 31, 2025. The main driver of this is the increase in past due loans in the RIC and auto loan portfolio.

Loan Modifications

During the year ended December 31, 2025, the Company provided loan modifications to customers with an amortized cost basis at December 31, 2025 of $2.8 billion, compared to $2.2 billion for the corresponding period in 2024. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals in the RIC and auto loan portfolio during the year ended December 31, 2025 compared to the corresponding period in 2024 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

ACL

The Company's ACL was $6.1 billion at December 31, 2025, a decrease of $557.8 million from December 31, 2024. The decrease in the ACL was primarily attributable to the sale of certain personal unsecured, RIC and auto loan and commercial loan portfolios and rating improvements within the commercial loan portfolio. The ACL for the consumer portfolio segment decreased by $460.4 million and the ACL for the commercial segment decreased $97.3 million for the period ended December 31, 2025 compared to the period ended December 31, 2024. Refer to the rollforward of the ACL in Note 3 to the Consolidated Financial Statements.

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments increased from $47.9 million at December 31, 2024 to $52.5 million at December 31, 2025.

INVESTMENT SECURITIES

The following table presents the Company's investment portfolio at the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Investment securities AFS:
U.S. Treasury securities and government agencies	$3,567,561	$3,358,438
FNMA and FHLMC securities	1,718,088	1,827,163
Beneficial interest in Structured LLC	1,096,789	1,198,985
Other securities (1)	945,297	748,046
Total investment securities AFS	7,327,735	7,132,632
Investment securities HTM:
U.S. Treasury securities, government agencies, and other securities (1)	11,730,788	8,361,402
FNMA and FHLMC securities	1,481,006	1,552,886
Total investment securities HTM	13,211,794	9,914,288
Trading securities	15,608,767	10,322,823
Other investments	2,567,434	1,549,634
Total investment portfolio	$38,715,730	$28,919,377
(1) Other securities primarily include ABS.

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The Company's AFS investment portfolio consisted of the following at the dates indicated:

	December 31, 2025	December 31, 2024	Change	Percent
(in thousands)	Fair Value	Fair Value
U.S. Treasury securities	$706,403	$304,440	$401,963	132.0%
Corporate debt securities	—	13	(13)	(100.0)%
ABS	945,297	748,033	197,264	26.4%
Beneficial interest in Structured LLC	1,096,789	1,198,985	(102,196)	(8.5)%
MBS(1):
GNMA - Residential	2,382,481	2,565,297	(182,816)	(7.1)%
GNMA - Commercial	478,677	488,701	(10,024)	(2.1)%
FHLMC and FNMA - Residential	1,636,901	1,741,256	(104,355)	(6.0)%
FHLMC and FNMA - Commercial	81,187	85,907	(4,720)	(5.5)%
Total investments in debt securities AFS	$7,327,735	$7,132,632	$195,103	2.7%
(1) The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance.

The following represents the weighted average yield by maturity for the Company's HTM debt securities portfolio.
	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total
U.S Treasury securities	4.01%	3.80%	—%	—%	3.88%
ABS	—%	4.98%	4.84%	—%	5.00%
MBS:
GNMA - Residential	—%	—%	2.11%	3.09%	3.09%
GNMA - Commercial	—%	—%	—%	2.42%	2.42%
FHLMC and FNMA - Residential	4.65%	—%	1.67%	3.04%	3.02%
FHLMC and FNMA - Commercial	—%	7.27%	—%	—%	7.27%
Total weighted average yield	4.06%	3.93%	4.56%	3.05%	3.36%

The following represents the unrealized gain / (loss) position of the AFS investment portfolio.

(in thousands)	December 31, 2025	December 31, 2024	Change in unrealized gain/(loss)	Percent
Total unrealized loss	$(661,733)	$(801,722)	$139,989	(17.5)%
Total unrealized gain	33,187	100,737	(67,550)	(67.1)%
Total unrealized gain/(loss) position	$(628,546)	$(700,985)	$72,439	(10.3)%

The change in unrealized gains is primarily related to the beneficial interest in the Structured LLC.

The average life of the AFS investment portfolio (excluding certain ABS) at December 31, 2025 was approximately 6.62 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at December 31, 2025 was approximately 4.08 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 441 investment securities classified as HTM as of December 31, 2025. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at December 31, 2025:

	December 31, 2025
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,571,609	$1,420,727
FHLMC	1,916,490	1,704,517
GNMA (1)	10,888,564	9,206,372
Total	$14,376,663	$12,331,616
(1) Includes U.S. government agency MBS.

GOODWILL

At December 31, 2025, goodwill totaled $2.8 billion and represented 1.7% of total assets and 17.4% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2025 using generally accepted valuation methods and noted no impairment.

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

	Auto	CBB	C&I	CRE	CIB
Projected TBV	1.8x	1.1x	1.1x	1.5x	1.5x
Discount Rate	12.3%	13.3%	11.7%	13.2%	14.9%

For the most recent impairment analysis, under the scenarios deemed by the Company to be the most likely, the results of the fair value analyses for each of the reporting units exceeded its carrying value by 10% or more.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other lenders. The Company utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. In addition, The Company has warehouse lines of credit and securitizes some of its RICs and operating leases, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2025 were $37.1 billion, compared to $44.0 billion at December 31, 2024. Total borrowings decreased $6.9 billion. Refer to Note 10 to the Consolidated Financial Statements for the detail of Borrowings and other debt obligations.

(Dollars in thousands)	Year ended December 31,
Parent Company & other subsidiary borrowings and other debt obligations	2025	2024

Parent Company senior notes and short-term borrowings:
Balance	$11,823,457	$12,000,039
Weighted average interest rate at year-end	5.39%	5.21%
Maximum amount outstanding at any month-end during the year	$13,998,291	$12,000,039
Average amount outstanding during the year	$12,363,508	$11,346,929
Weighted average interest rate during the year	5.42%	5.19%
Parent Company and Subsidiary subordinated notes:
Balance	$1,000,000	$1,000,000
Weighted average interest rate at year-end	5.03%	5.03%
Maximum amount outstanding at any month-end during the year	$1,000,000	$1,000,000
Average amount outstanding during the year	$1,000,000	$1,000,000
Weighted average interest rate during the year	5.03%	5.03%
Subsidiary short-term and overnight borrowings:
Balance	$692,258	$702,272
Weighted average interest rate at year-end	3.61%	4.41%
Maximum amount outstanding at any month-end during the year	$833,732	$862,887
Average amount outstanding during the year	$663,150	$573,007
Weighted average interest rate during the year	4.82%	4.97%

(Dollars in thousands)	Year ended December 31,
	2025	2024

FHLB advances:
Balance	$707,835	$4,699,407
Weighted average interest rate at year-end	4.16%	4.69%
Maximum amount outstanding at any month-end during the year	$3,537,850	$5,273,739
Average amount outstanding during the year	$2,679,125	$3,772,373
Weighted average interest rate during the year	5.71%	4.75%
Credit linked notes:
Balance	$913,331	$1,188,944
Weighted average interest rate at year-end	8.77%	9.31%
Maximum amount outstanding at any month-end during the year	$1,151,587	$3,154,661
Average amount outstanding during the year	$954,155	$2,894,727
Weighted average interest rate during the year	9.89%	8.27%
Term loans:
Balance	$0	$0
Weighted average interest rate at year-end	—%	—%
Maximum amount outstanding at any month-end during the year	$0	$2,000,000
Average amount outstanding during the year	$0	$2,000,000
Weighted average interest rate during the year	—%	6.98%
Revolving credit facilities:
Balance	$2,214,900	$4,036,778
Weighted average interest rate at year-end	4.46%	5.75%
Maximum amount outstanding at any month-end during the year	$4,533,678	$4,340,478
Average amount outstanding during the year	$3,274,981	$3,200,186
Weighted average interest rate during the year	5.67%	7.34%
Public securitizations:
Balance	$18,584,689	$18,489,695
Weighted average interest rate range at year-end	0.58% - 7.69%	0.58% - 7.69%
Maximum amount outstanding at any month-end during the year	$21,329,760	$20,558,069
Average amount outstanding during the year	$19,472,446	$18,836,808
Weighted average interest rate during the year	4.39%	4.90%
Privately issued amortizing notes:
Balance	$1,165,642	$1,893,775
Weighted average interest rate range at year-end	3.13% - 6.73%	3.13%-6.73%
Maximum amount outstanding at any month-end during the year	$2,053,347	$3,290,999
Average amount outstanding during the year	$1,647,408	$2,509,862
Weighted average interest rate during the year	4.55%	6.86%
Total of all borrowings and debt obligations	$37,102,112	$44,010,910

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company had a net deferred tax asset balance of $379.8 million at December 31, 2025 (consisting of a federal deferred tax asset balance of $285.1 million and a state deferred tax asset balance of $94.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $364.3 million at December 31, 2024 (consisting of a federal deferred tax asset balance of $196.3 million and a state deferred tax asset balance of $168.0 million). Refer to Note 17 to the Consolidated Financial Statements for further discussion of the change in deferred tax balances.

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

DEPOSITS

The Company reported deposits of $79.0 billion and $78.1 billion at December 31, 2025 and December 31, 2024, respectively. At December 31, 2025, SBNA had $76.3 billion of U.S.-based deposits, including $3.1 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $27.3 billion and $27.9 billion at December 31, 2025 and December 31, 2024, respectively, and represented approximately 36% and 36% of all U.S. deposits at December 31, 2025 and December 31, 2024, respectively.

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

The following shows the Company's deposits by business as of December 31, 2025:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$46,370,841	$10,994,544	$2,910,918	$3,373,166	$1,538,920	$65,188,389
Non-interest-bearing demand deposits	7,911,496	3,278,794	124,245	2,455,965	18,813	13,789,313
Total deposits (1)	$54,282,337	$14,273,338	$3,035,163	$5,829,131	$1,557,733	$78,977,702
(1) Consumer consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Commercial consists of deposits related to the Company's C&I and CRE reportable segments.
(3) Other consists of deposits related to certain of the Company's immaterial subsidiaries and corporate treasury deposits.

The portion of U.S. time deposits in excess of insurance limits(1) were as follows:

(in thousands)	December 31, 2025
Time deposits otherwise uninsured with a maturity of:
3 months or less	$886,812
Over 3 months through 6 months	715,914
Over 6 months through 12 months	353,330
Over 12 months	9,434
Total U.S time deposits in excess of insurance limit	$1,965,490
(1) Uninsured deposits calculated in accordance with applicable FDIC regulations.

BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At December 31, 2025 and 2024, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of December 31, 2025 and 2024, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at December 31, 2025:

	SHUSA

	December 31, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.57%	6.50%	4.50%
Tier 1 capital ratio	14.43%	8.00%	6.00%
Total capital ratio	16.55%	10.00%	8.00%
Leverage ratio	9.19%	5.00%	4.00%

	SBNA

	December 31, 2025	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	20.74%	6.50%	4.50%
Tier 1 capital ratio	20.74%	8.00%	6.00%
Total capital ratio	22.00%	10.00%	8.00%
Leverage ratio	12.61%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of December 31, 2024, the Company had $5.5 billion of notional in fair value hedges which decreased to $3.8 billion at December 31, 2025. Refer to Note 14 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

Enhanced Monitoring of Liquidity

In addition to its normal monitoring of liquidity, SBNA enhanced monitoring of its liquidity position since the financial system market disruption that began in March 2023 and the ensuing market volatility. Additionally, SBNA continues to optimize contingent sources of liquidity. Some of these actions include the pledge of additional loans to the FRB discount window, and the transfer of loans from the discount window to the FHLB in order to receive more favorable discounts. Overall, the available capacity from the FRB and FHLB remained stable throughout and since 2023.

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

During the year ended December 31, 2025, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on the SDART platform for approximately $8.0 billion
•securitizations on the DRIVE platform for approximately $2.9 billion
•lease securitizations on the SBALT platform for approximately $860.4 million
•secured amortizing notes on the SCARF platform for approximately $532.5 million
•off-balance sheet securitizations on the SBAT platform for approximately $1.2 billion
•issuance of CLNs for approximately $212.6 million

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At December 31, 2025, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

In October 2025, the Company entered into a revolving warehouse line with a commitment amount of $2.0 billion with Santander New York Branch.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

(in thousands)	December 31, 2025			September 30, 2025
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$12,257,362			$13,210,647
Liquidity from released government deposit collateral (1)	2,266,746	—	2,266,746	2,531,753	—	2,531,753
Liquidity from unencumbered securities	5,345,962	—	5,345,962	4,133,398	—	4,133,398
FHLB	15,374,377	807,835	14,566,542	15,392,223	2,688,824	12,703,399
FRB:
Discount window	9,795,862	—	9,795,862	11,017,656	—	11,017,656
Total available liquidity			$44,232,474			$43,596,853
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At December 31, 2025, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $26.9 billion. This amount represented 34.0% of total deposits at December 31, 2025.

Cash, cash equivalents, and restricted cash

	Year ended December 31,		YTD Change
(in thousands)	2025	2024	Increase/(Decrease)
Net cash flows from operating activities	$2,007,233	$1,158,322	$848,911
Net cash flows from investing activities	(2,060,201)	3,087,029	(5,147,230)
Net cash flows from financing activities	(3,827,135)	662,526	(4,489,661)

Cash flows from operating activities

Net cash flow from operating activities increased by $0.8 billion from the year ended December 31, 2024 to the year ended December 31, 2025, primarily due to an increase in proceeds from the sales of and collections on LHFS, offset by an increase in originations and purchases of LHFS during the year ended December 31, 2025.

Cash flows from investing activities

Net cash flow from investing activities decreased by $5.1 billion from the year ended December 31, 2024 to the year ended December 31, 2025, primarily driven by the net change in Securities Financing Activities, a decrease in proceeds from sales of LHFI, a decrease in proceeds from the sales and terminations of operating leases, and an increase in purchases of HTM investment securities, offset by a decrease in the purchases and originations of operating leases.

Cash flows from financing activities

Net cash flow from financing activities decreased by $4.5 billion from the year ended December 31, 2024 to the year ended December 31, 2025, primarily driven by the net change in net borrowings activity, offset by net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $1.0 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of December 31, 2025, there was an outstanding balance of $215.0 million on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $4.3 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of December 31, 2025, there was an outstanding balance of $2.0 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of December 31, 2025, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $20.0 billion.

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

At December 31, 2025, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of December 31, 2025, the Company had total contractual cash obligations of $77.7 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short-term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $79.0 billion, secured and other financing of $24.3 billion, short-term repurchase agreements of $19.5 billion and long-term unsecured debt of $12.8 billion, as well as cash flows from continuing operations. Additionally, on December 31, 2025, the Company had $44.2 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $23.2 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $9.0 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 and Note 20 to the Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of December 31, 2025, the Company had 530,391,043 shares of common stock outstanding.

During the year ended December 31, 2025, the Company paid dividends of $1.4 billion on its common stock and paid $176.7 million of dividends on its preferred stock.

During the year ended December 31, 2025, SHUSA's subsidiaries had the following capital activity, which eliminates in consolidation:
•SC declared and paid $0.5 billion in dividends to SHUSA
•SBNA declared and paid $1.4 billion in dividends to SHUSA

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at December 31, 2025 and December 31, 2024:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	December 31, 2025	December 31, 2024
Down 200 basis points	(2.25)%	(4.53)%
Down 100 basis points	(0.88)%	(2.12)%
Up 100 basis points	0.65%	1.89%
Up 200 basis points	1.15%	3.71%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2025 and December 31, 2024.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	December 31, 2025	December 31, 2024
Down 200 basis points	1.55%	3.02%
Down 100 basis points	2.46%	2.93%
Up 100 basis points	(4.44)%	(4.22)%
Up 200 basis points	(9.68)%	(8.88)%

As of December 31, 2025, the Company’s profile reflected an increase of MVE of 2.46% for downward parallel interest rate shocks of 100 basis points and a decrease of 4.44% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). NMD sensitivity increased as rates declined and duration extended, driven by growth in Openbank deposits. This decreased overall MVE sensitivity as it offset more sensitivity on the asset side.

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

	Year Ended December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021(1)
Return on average assets:
Net income/(loss)	$1,645,158	$1,077,399	$932,902	$1,405,007	$3,621,307
Average assets	174,151,491	170,576,647	173,296,902	169,706,317	151,819,293
Return on average assets	0.94%	0.63%	0.54%	0.83%	2.39%

Return on average equity:
Net income/(loss)	$1,645,158	$1,077,399	$932,902	$1,405,007	$3,621,307
Average equity	17,897,299	16,284,127	17,491,591	21,345,060	23,163,377
Return on average equity	9.19%	6.62%	5.33%	6.58%	15.63%

Average equity to average assets:
Average equity	$17,897,299	$16,284,127	$17,491,591	$21,345,060	$23,163,377
Average assets	174,151,491	170,576,647	173,296,902	169,706,317	151,819,293
Average equity to average assets	10.28%	9.55%	10.09%	12.58%	15.26%

Efficiency ratio:
General, administrative, and other expenses (numerator)	$5,936,433	$6,274,468	$6,327,003	$6,136,779	$6,144,167

Net interest income	$5,952,865	$5,577,558	$5,875,348	$6,174,463	$6,189,521
Non-interest income	3,481,023	3,604,667	3,464,849	3,729,263	4,452,187
Total net interest income and non-interest income (denominator)	9,433,888	9,182,225	9,340,197	9,903,726	10,641,708

Efficiency ratio	62.93%	68.33%	67.74%	61.96%	57.74%
(1) General, administrative, and other expenses includes $1.8 billion goodwill impairment charge for SBNA.

The following table includes the related GAAP measures included in our non-GAAP financial measures.

	SBNA		SHUSA
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
	CET 1(1)	CET 1(1)(4)	CET 1(1)	CET 1(1)

Total stockholder's equity (GAAP)	$14,170,802	$13,897,316	$15,944,707	$15,675,527
Goodwill	(1,554,410)	(1,554,410)	(2,766,665)	(2,766,665)
Intangible assets	(9,176)	(15,371)	(214,027)	(248,920)
Deferred taxes on goodwill and intangible assets	106,753	103,639	127,514	22,304
Other adjustments to CET1(2)	—	73,331	—	339,136
Disallowed deferred tax assets	(148,659)	(182,643)	(124,705)	(15,393)
Accumulated other comprehensive loss	549,906	756,118	533,559	717,700
CET1 capital (numerator)	$13,115,216	$13,077,980	$13,500,383	$13,723,689
RWAs (denominator)(3)	63,223,413	68,086,890	107,408,238	108,006,026
Ratio	20.74%	19.21%	12.57%	12.71%

(1)    CET1 is calculated under U.S. Basel III regulations.
(2)    Represent the impact of CECL transition adjustments for regulatory capital.
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
(4)    Regulatory capital ratios have been restated for the October 1, 2025 reorganization of BSI as a wholly-owned subsidiary of SBNA effective January 1, 2024.

2025 FOURTH QUARTER RESULTS

SHUSA reported Net income for the fourth quarter of 2025 of $325.2 million compared to Net income of $456.4 million for the third quarter of 2025. The most significant contributors to this decrease were:

•a decrease in Net interest income of $21.8 million compared to the third quarter of 2025, primarily due to declining interest rate margins.
•an increase in Credit loss expense of $121.0 million compared to the third quarter of 2025, due to changes in the portfolio composition and seasonality, offset by reserve releases from loan sales.
•a decrease in Total fees and other income of $4.9 million compared to the third quarter of 2025.
•an increase in general, administrative, and other expenses of $7.7 million compared to the third quarter of 2025.
•a decrease in tax provision of $37.8 million compared to the third quarter related to the lower income in the fourth quarter of 2025 compared to the third quarter of 2025, offset by a higher effective annual tax rate in the fourth quarter compared to the third quarter of 2025.

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

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Santander Holdings USA, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of stockholder's equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Loan and Lease Losses on Loans Held for Investment – Certain Qualitative Adjustments

As described in Notes 1 and 3 to the consolidated financial statements, management’s estimate of expected credit losses is based on an evaluation of relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the future collectability of the reported amounts. As of December 31, 2025, the allowance for loan and lease losses was $6.0 billion on total loans held for investment of $82.9 billion. Management estimates current expected credit losses based on prospective information as well as account-level models based on historical data. Unemployment, housing price index (HPI), commercial real estate (CRE) price index and used vehicle index growth rates, along with loan level characteristics, are the key inputs used in the models for prediction of the likelihood that the borrower will default in the forecasted period and the loss in the event of default. Gross domestic product (GDP) is also a key input used in the models for prediction of the likelihood that the borrower will default. Management also utilizes qualitative adjustments to capture any additional risks that may not be captured in either the economic forecasts or in the historical data, including consideration of several factors such as the interpretation of economic trends and uncertainties, changes in the nature and volume of loan portfolios, trends in delinquency and collateral values, and concentration risk. Management generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. Weightings are assigned to the macroeconomic scenarios and are approved quarterly by management through established committee governance.

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
March 2, 2026

We have served as the Company’s auditor since 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$14,373,816	$18,546,918
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,639,667	8,132,230
Investment securities:
AFS at fair value (amortized cost of $7,956,281 and $7,833,617 as of December 31, 2025 and December 31, 2024, respectively)	7,327,735	7,132,632
Trading securities	15,608,767	10,322,823
HTM (fair value of $11,871,362 and $8,306,417 as of December 31, 2025 and December 31, 2024, respectively)	13,211,794	9,914,288
Other investments	2,567,434	1,549,634
LHFI (1)	82,891,309	87,304,499
ALLL	(5,999,656)	(6,562,012)
Net LHFI(5)	76,891,653	80,742,487
LHFS (2)	1,586,204	1,333,953
Premises and equipment, net (3)	936,291	986,953
Operating lease assets, net (5)(6)	8,357,063	11,667,951
Goodwill	2,766,665	2,766,665
Intangible assets, net	214,027	248,920
BOLI	2,056,456	2,013,692
Restricted cash (5)	5,322,087	5,029,088
Other assets (4) (5)	4,712,462	4,860,516
TOTAL ASSETS	$164,572,121	$165,248,750
LIABILITIES
Accounts payables and accrued expenses	$6,042,405	$5,244,272
Deposits and other customer accounts	78,977,702	78,114,605
Federal funds purchased and securities loaned or sold under repurchase agreements	19,460,394	16,302,948
Trading liabilities	4,002,351	2,460,613
Borrowings and other debt obligations (5)	37,102,112	44,010,910
Advance payments by borrowers for taxes and insurance	146,853	150,777
Other liabilities (5)	895,597	1,289,098
TOTAL LIABILITIES	146,627,414	147,573,223
Commitments and contingencies (Note 20)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at December 31, 2025 and December 31, 2024, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both December 31, 2025 and December 31, 2024, respectively)	17,307,470	17,335,889
Accumulated other comprehensive loss, net of tax	(533,559)	(717,700)
Accumulated deficit	(829,204)	(942,662)
TOTAL STOCKHOLDER'S EQUITY	15,944,707	15,675,527
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$164,572,121	$165,248,750
(1) Includes $4.9 million and $9.0 million of loans recorded at fair value at December 31, 2025 and December 31, 2024, respectively.
(2) Includes $1.5 billion and $1.3 billion of loans recorded at the FVO at December 31, 2025 and December 31, 2024, respectively.
(3) Net of accumulated depreciation of $2.8 billion and $2.5 billion at December 31, 2025 and December 31, 2024, respectively.
(4) Includes MSRs of $79.5 million and $91.0 million at December 31, 2025 and December 31, 2024, respectively, for which the Company has elected the FVO.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At December 31, 2025 and December 31, 2024, net LHFI included $21.6 billion and $24.6 billion, Operating leases assets, net included $8.4 billion and $11.7 billion, restricted cash included $668.2 million and $706.6 million, Other assets included $710.7 million and $693.1 million, Borrowings and other debt obligations included $23.6 billion and $26.2 billion, and Other liabilities included $96.1 million and $99.6 million of assets or liabilities, respectively, that were included within VIEs. See Note 8 to these Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.8 billion and $3.1 billion at December 31, 2025 and December 31, 2024, respectively.

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year ended December 31,
	2025	2024	2023
INTEREST INCOME:
Loans	$8,356,608	$8,580,147	$8,270,437
Interest-earning deposits	920,487	909,851	773,966
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	1,679,483	2,787,163	2,415,539
Investment securities:
AFS	385,480	375,810	269,676
HTM	285,863	203,291	185,071
Trading securities	767,769	564,858	397,595
Other investments	40,968	45,016	42,806
TOTAL INTEREST INCOME	12,436,658	13,466,136	12,355,090
INTEREST EXPENSE:
Deposits and other customer accounts	1,880,013	2,059,472	1,544,186
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	2,210,270	3,283,107	2,739,050
Interest expense on trading liabilities	150,517	169,583	142,120
Borrowings and other debt obligations	2,242,993	2,376,416	2,054,386
TOTAL INTEREST EXPENSE	6,483,793	7,888,578	6,479,742
NET INTEREST INCOME	5,952,865	5,577,558	5,875,348
Credit loss expense	1,655,924	1,937,119	2,226,438
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	4,296,941	3,640,439	3,648,910
NON-INTEREST INCOME:
Consumer and commercial fees	487,095	416,112	349,357
Capital markets and foreign exchange income	494,289	408,768	195,808
Lease income	1,631,032	2,178,597	2,462,990
Miscellaneous income, net (1)	713,902	376,731	311,655
TOTAL FEES AND OTHER INCOME	3,326,318	3,380,208	3,319,810
Securities gains, net	154,705	224,459	145,039
TOTAL NON-INTEREST INCOME	3,481,023	3,604,667	3,464,849
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	2,138,311	2,145,506	2,065,108
Occupancy and equipment expenses	725,848	653,026	667,205
Technology, outside service, and marketing expense	867,340	796,899	729,208
Loan expense	355,169	333,617	356,480
Lease expense	1,312,792	1,708,193	1,925,279
Other expenses	536,973	637,227	583,723
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	5,936,433	6,274,468	6,327,003
INCOME BEFORE INCOME TAX	1,841,531	970,638	786,756
Income tax provision / (benefit)	196,373	(106,761)	(146,146)
NET INCOME	$1,645,158	$1,077,399	$932,902
    (1) Includes equity investment income/(expense), net.
See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year ended December 31,
	2025	2024	2023
NET INCOME	$1,645,158	$1,077,399	$932,902
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	108,660	182,349	261,145
Net unrealized gains on investment in debt securities, net of tax	60,639	160,205	6,021
Other	14,842	5,314	3,289
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	184,141	347,868	270,455
COMPREHENSIVE INCOME	$1,829,299	$1,425,267	1,203,357

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2023	530,391	$17,284,611	$(1,336,023)	$1,481,134	$17,429,722	$500,000
Cumulative effect adjustment upon adoption of ASU 2022-02	—	—	—	(41,396)	(41,396)	—
Comprehensive income	—	—	270,455	932,902	1,203,357	—
Dividends paid on common stock	—	—	—	(3,000,000)	(3,000,000)	—
Dividends paid on preferred stock	—	—	—	(90,774)	(90,774)	—
Preferred stock offering	—	—	—	—	—	1,500,000
Balance, December 31, 2023	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000

Balance, January 1, 2024	530,391	$17,284,611	$(1,065,568)	$(718,134)	$15,500,909	$2,000,000
Comprehensive income	—	—	347,868	1,077,399	1,425,267	—
Dividends paid on common stock	—	—	—	(1,125,000)	(1,125,000)	—
Dividends paid on preferred stock	—	—	—	(176,927)	(176,927)	—
Sale of subsidiary (Note 1)	—	51,278	—	—	51,278	$—
Balance, December 31, 2024	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000

Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	184,141	1,645,158	1,829,299	—
Dividends paid on common stock	—	—	—	(1,355,000)	(1,355,000)	—
Dividends paid on preferred stock	—	—	—	(176,700)	(176,700)	—
Stock compensation	—	(28,419)	—	—	(28,419)	—
Balance, December 31, 2025	530,391	$17,307,470	$(533,559)	$(829,204)	$15,944,707	$2,000,000

See accompanying notes to the Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,645,158	$1,077,399	$932,902
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,655,924	1,937,119	2,226,438
Deferred tax benefit	(129,716)	(354,342)	(430,134)
Depreciation, amortization and accretion	2,490,780	2,603,657	2,617,812
Net gain on sale or disposal of loans, investment securities, and other assets	(107,701)	(64,780)	(91,808)
Originations and purchases of LHFS	(8,194,278)	(4,166,203)	(18,772)
Proceeds from sales of and collections on LHFS	7,545,173	2,905,464	2,580
Net change in:
Trading securities and trading liabilities, net	(3,637,780)	(2,363,396)	(2,122,482)
Other assets and BOLI	200,174	(573,420)	(358,269)
Other liabilities	544,312	129,565	(852,465)
Other operating activities, net	(4,813)	27,259	1,543
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,007,233	1,158,322	1,907,345

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	307,084	200,344	311,052
Proceeds from prepayments and maturities of AFS investment securities	889,845	927,596	1,564,733
Purchases of AFS investment securities	(1,272,586)	(1,086,071)	(1,884,820)
Proceeds from prepayments and maturities of HTM investment securities	1,287,903	663,766	520,183
Purchases of HTM investment securities	(3,269,613)	(1,473,482)	—
Proceeds from sales and maturities of equity method and other investments	293,576	388,043	709,583
Purchases of and contributions to equity method and other investments	(754,176)	(702,739)	(1,118,344)
Net change in federal funds sold and securities purchased under resale agreements	(507,437)	2,106,484	2,185,365
Proceeds from sales of LHFI	1,719,482	2,675,319	1,641,811
Purchases of LHFI	(491,404)	(137,253)	(117,192)
Net change in loans other than purchases and sales	(322,543)	(714,028)	(5,002)
Purchases and originations of operating leases	(2,075,341)	(4,343,559)	(6,171,296)
Proceeds from the sale and termination of operating leases	3,464,487	4,532,699	4,634,147
Purchases and sales of premises and equipment, net	(235,036)	(278,468)	(256,057)
Proceeds from sale of residual interest in VIE	96,449	196,688	63,592
Net cash paid for branch disposition	(462,323)	—	—
Acquisition of interest in limited partnership	(801,683)	—	—
Other investing activities, net	73,115	131,690	60,399
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(2,060,201)	3,087,029	2,138,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,406,245	1,041,429	(2,055,365)
Net change in short-term borrowings	(1,010,014)	274,741	1,192,950
Net proceeds from long-term borrowings	27,583,220	33,708,183	31,399,685
Repayments of long-term borrowings	(33,399,989)	(33,108,274)	(31,812,857)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	3,157,446	12,162	907,967
Dividends paid on common stock and preferred stock	(1,531,700)	(1,301,927)	(3,090,774)
Preferred stock offering	—	—	1,500,000
Other financing activities, net	(32,343)	36,212	16,710
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(3,827,135)	662,526	(1,941,684)

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,880,103)	4,907,877	2,103,815
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	23,576,006	18,668,129	16,564,314
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$19,695,903	$23,576,006	$18,668,129

(1) The years ended December 31, 2025, 2024 and 2023 include cash and cash equivalents balances of $14.4 billion, $18.5 billion and $13.1 billion, respectively, and restricted cash balances of $5.3 billion, $5.0 billion and $5.5 billion, respectively.

See accompanying notes to the Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a wholly-owned subsidiary of SBNA, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander. On December 30, 2025 SBNA filed applications with the FDIC and OCC for approval to merge Santander Consumer USA Holdings Inc., a consumer finance company headquartered in Dallas, Texas and a wholly-owned subsidiary of SHUSA into SBNA, with SBNA to be the surviving entity.

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

Acquisition of Interest in U.K. Limited Partnership

On September 24, 2025, SHUSA acquired Santander's indirect interest in a U.K. Limited Partnership from Investment Holdings 1857, S.L., a wholly-owned subsidiary of Santander. SHUSA acquired the interest at fair value, for approximately $801.9 million, which was Santander's historical carrying amount. The U.K. Limited Partnership was formed to invest in early-stage financial technology companies. SHUSA financed the purchase with an unsecured intercompany loan from Santander. The transaction was accounted for as an asset acquisition using the predecessor basis of accounting. Accordingly, no goodwill or gain was recognized.

SHUSA consolidates the U.K. Limited Partnership and presents the results since the acquisition within its Consolidated Financial Statements. The assets consist primarily of equity investments in privately held financial technology companies and are classified in Other Investments on the Consolidated Balance Sheets, at fair value, with changes in value since the acquisition recorded in Miscellaneous income, net.

Agreement to Acquire Webster Financial Corporation

On February 3, 2026, Santander announced it had entered into an agreement to acquire Webster, holding company for Webster Bank, a diversified U.S. retail and commercial national bank headquartered in Stamford, Connecticut, for approximately $12.2 billion. Santander is expected to contribute Webster Virginia, a wholly-owned subsidiary of and the surviving entity in a merger with Webster, to SHUSA and merge Webster Bank with SBNA. The transaction strengthens Santander's U.S. commercial banking presence and expands its U.S. retail footprint. It is subject to customary closing conditions, including receipt of regulatory and Webster and Santander shareholder approvals, and is expected to close in the second half of 2026.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Divestitures

On June 24, 2025, SBNA entered into an agreement with Community Bank, N.A., a subsidiary of Community Financial System, Inc., for the sale of seven branches located in the Allentown, Pennsylvania area. This transaction continues SBNA's transformation into a national, digital-first bank with branches. The transaction closed in the fourth quarter of 2025, and included the sale of $543 million of deposits and $32 million of retail and business loans, with SBNA recognizing a gain on sale of $43.6 million. The sale also included the transfer of approximately $104 million of assets under management.

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
For the year ended December 31, 2025, the Company adopted ASU 2023-09 Income Taxes – Improvements to Income Tax Disclosures, requiring consistent categories and greater disaggregation of information in the rate reconciliation, and disclosure of income taxes paid disaggregated by jurisdiction. These disclosure changes are presented retrospectively and the adoption of this ASU did not impact the Company’s financial position or results of operations, and had limited impact on its tax disclosures.
On November 12, 2025, the FASB issued ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach currently applied to PCD assets, under which the initial ACL is recorded through an adjustment to the initial amortized cost basis. Under existing guidance, acquired non-PCD assets require a direct charge to credit loss expense for the initial allowance. This update requires certain non-PCD loans (excluding credit cards) acquired in a business combination or purchased at least 90 days after origination (provided the acquirer was not involved in the origination of the loan) to be deemed purchased seasoned loans and accounted for using the gross-up approach at acquisition. The ASU is effective beginning in 2027 with early adoption permitted, and should be applied prospectively to loans acquired on or after the initial application date. The Company adopted this ASU in the fourth quarter of 2025. Adoption of this standard did not impact the Company's financial position or results of operations.
Recently Issued Accounting Standards Not Yet Adopted

On November 26, 2024, the FASB issued ASU 2024-03 Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses, which requires a breakout of expenses in specific areas including employee compensation, depreciation, and intangible asset amortization. The new disclosure requirements are effective for annual reporting periods beginning in 2027 and interim periods thereafter, with early adoption permitted. The new guidance can be applied either prospectively to reporting periods after the effective date, or retrospectively to any or all prior periods presented. The Company continues to evaluate the disclosure-only impact of this guidance.

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
On November 25, 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements to enable entities to further align hedge accounting with their risk management strategies by applying hedge accounting to a greater number of highly effective economic hedges. The new guidance is effective for annual reporting periods beginning in 2027 and interim periods thereafter, with early adoption permitted. The amendments are applied prospectively with certain optional transition provisions for existing hedging relationships. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates, and those differences may be material. The most significant estimates include the ACL, valuation of automotive lease assets and residuals, goodwill, and Level 3 fair value measurements. These estimates, although based on actual historical trends and modeling, may potentially show significant variances over time.

Significant Accounting Policies

Consolidation

In accordance with the applicable accounting guidance for consolidations, the Consolidated Financial Statements include any VOEs in which the Company has a controlling financial interest, and VIEs for which the Company is deemed to be the primary beneficiary. The Company consolidates VIEs if the Company has (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). The Company generally consolidates its VOEs if the Company, directly or indirectly, owns more than 50% of the outstanding voting shares of the entity and the noncontrolling shareholders do not hold any substantive participating or controlling rights. Interests in VIEs and VOEs can include equity interests in corporations, partnerships and similar legal entities, subordinated debt, securitizations, derivatives contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Sales and Securitizations

The Company transfers RICs or leases into newly-formed Trusts which then issue one or more classes of notes payable backed by the RICs or leases. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing RICs or leases held by the Trusts and, generally, through holding a residual interest in the Trust. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company generally has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the VIE. For all VIEs in which the Company is involved, the Company assesses whether it is the primary beneficiary of the VIE on an ongoing basis. In circumstances where the Company has both the power to direct the activities that most significantly impact the VIEs performance and the obligation to absorb losses or the right to receive benefits of the VIE that could be significant, the Company would conclude that it is the primary beneficiary of the VIE and, accordingly, these Trusts are consolidated within the Consolidated Financial Statements, and the associated RICs or leases, borrowings under credit facilities and securitization notes payable remain on the Consolidated Balance Sheets. In situations where the Company is not deemed to be the primary beneficiary of the VIE, the Company does not consolidate the VIE and only recognizes its interests in the VIE. These securitizations involving Trusts are treated as sales of the associated RICs or leases. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities; thus, the RICs or leases and other assets sold to these Trusts are legally owned by the Trusts, are available only to satisfy the notes payable related to the securitized RICs or leases and are not available to the Company's creditors or other subsidiaries.

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

In addition, the Company purchases and sells residential mortgages. Sales occur either through a whole-loan sale to a third party, or through a sale to a VIE sponsored by the Company, in which the Company may retain a residual interest. Retained interests are generally classified as HTM securities at amortized cost or Other Investments at fair value. To the extent of its retained interests, the Company continues to be exposed to the credit risk of the securitized financial assets. The Company does not service the residential mortgages and does not consolidate these VIEs because it is not the primary beneficiary. Purchased residential mortgages are recorded at fair value and classified as HFS. Transfers of financial assets are accounted for as sales when the Company has relinquished control over the transferred assets and does not consolidate the transferee. The gain or loss on sale of such financial assets depends, in part, on the previous carrying amount of the assets involved in the transfer (generally at fair value) and the sum of the proceeds and the fair value of the retained interests at the date of sale.

See further discussion on the Company's securitizations in Note 8 to these Consolidated Financial Statements.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Cash deposited to support securitization transactions, lockbox collections, and the related required reserve accounts is recorded in the Company's Consolidated Balance Sheets as restricted cash. Excess cash flows generated by Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse facility or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and CLNs and cash restricted for investment purposes.

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

For loans under the FVO, the Company recognizes the fair value adjustments as part of other non-interest income in the Company’s Consolidated Statements of Operations. Generally, the Company does not recognize interest income on non-accrual loans under the FVO. The Company recognizes interest income separately from the total fair value adjustment for certain loans that are not considered non-accrual and for which the Company has elected the FVO.

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

The ALLL is a valuation account that is deducted from, or added to, the amortized cost basis to present the net amount expected to be collected on the Company’s HFI loan portfolios. The reserve for off-balance sheet commitments represents the expected credit losses for unfunded lending commitments and financial guarantees and is presented within Other liabilities on the Company's Consolidated Balance Sheets. The reserve for off-balance sheet commitments, together with the ALLL, is generally referred to collectively throughout these financial statements as the ACL, despite the presentation differences.

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

A collateral-dependent loan is written down (i.e., charged-off) to the fair value of the collateral adjusted for costs to sell (if repayment from sale is expected.) Any subsequent increase or decrease in the collateral’s fair value less cost to sell is recognized as an adjustment to the related loan’s ACL. Negative ACLs are limited to the amount previously charged-off.

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

Changes in the assumptions used in these estimates could have a direct material impact on credit loss expense in the Consolidated Statements of Operations and in the ALLL. The Company’s models incorporate a variety of assumptions based on historical experience, current conditions and forecasts. Management also applies its judgment in evaluating the appropriateness of the allowance. Material changes to the ACL might be necessary if prevailing conditions differ materially from the assumptions and estimates utilized in calculating the ACL.

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

Leased vehicles under operating leases are carried at cost net of accumulated depreciation and any impairment charges and presented as Operating lease assets, net in the Company’s Consolidated Balance Sheets. Leased vehicles purchased in connection with newly originated operating leases are recorded at cost, including origination fees and costs. For certain vehicles, payments from the vehicle’s manufacturer under subvention programs and estimates of manufacturer rebates due at lease termination are recorded as reductions to the cost of the vehicle. Subvention payments and manufactured rebates are recognized as an adjustment to depreciation expense, which is recognized on a straight-line basis over the contractual term of the leases to the lower of the expected residual value or contract residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, net, while valuation adjustments on operating lease residuals impact depreciation expense which is included in Lease expense in the Consolidated Statements of Operations. No impairment for leased assets was recognized during the years ended December 31, 2025, 2024, or 2023.

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

Equity Method Investments

The Company uses the equity method for general and limited partnership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records its equity ownership share of net income or loss of the investee in "Miscellaneous income, net." Investments accounted for under the equity method of accounting above are included in the caption "Other Assets" on the Consolidated Balance Sheets.

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

Guaranties

Certain financial instruments of the Company meet the definition of a guaranty. They generally require the Company to perform and make future payments in the event specified triggering events or conditions were to occur over the term of the guaranty. The Company recognizes a liability at inception at the greater of the fair value of the guarantee or the Company's estimate of the contingent liability arising from the guaranty. Subsequent to initial recognition, the liability is adjusted based on the passage of time to perform under the guarantee and the changes to the probabilities of the occurrence of the specified triggering events or conditions that would require the Company to perform on the guaranty.

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

The fair value hierarchy is used for measurement and disclosure purposes, with assets and liabilities classified into one of the three levels defined above, based upon the level of the most significant assumptions used in the valuation.

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

Subsequent Events

The Company evaluated events from the date of these Consolidated Financial Statements on December 31, 2025 through the issuance of these Consolidated Financial Statements. Except as noted above and in Note 10 to these Consolidated Financial Statements, there were no material events in that period that would require recognition or disclosure in its Consolidated Financial Statements as of December 31, 2025.

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$700,294	$6,109	$—	$706,403	$304,292	$148	$—	$304,440
Corporate debt securities	—	—	—	—	13	—	—	13
ABS	947,660	368	(2,731)	945,297	749,608	505	(2,080)	748,033
Beneficial interest in Structured LLC (1)	1,070,348	26,441	—	1,096,789	1,099,000	99,985	—	1,198,985
MBS:
GNMA - Residential	2,636,121	11	(253,651)	2,382,481	2,905,020	17	(339,740)	2,565,297
GNMA - Commercial	622,086	3	(143,412)	478,677	643,010	3	(154,312)	488,701
FHLMC and FNMA - Residential	1,924,705	255	(288,059)	1,636,901	2,122,647	79	(381,470)	1,741,256
FHLMC and FNMA - Commercial	82,388	—	(1,201)	81,187	88,416	—	(2,509)	85,907
Unallocated fair value hedge basis adjustment (2)	(27,321)	—	27,321	—	(78,389)	—	78,389	—
Total investments in debt securities AFS	$7,956,281	$33,187	$(661,733)	$7,327,735	$7,833,617	$100,737	$(801,722)	$7,132,632
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$2,080,033	$7,581	$(194)	$2,087,420	$584,277	$159	$(352)	$584,084
ABS and other interests in structured securities	2,020,398	13,029	(1,855)	2,031,572	70,236	188	(49)	70,375
MBS:
GNMA - Residential	3,105,976	4,484	(402,208)	2,708,252	3,010,357	3,118	(502,165)	2,511,310
GNMA - Commercial	4,524,381	399	(887,818)	3,636,962	4,696,532	56	(975,516)	3,721,072
FHLMC and FNMA - Residential	1,433,747	2,583	(76,337)	1,359,993	1,552,886	1,832	(135,142)	1,419,576
FHLMC and FNMA - Commercial debt securities	47,259	—	(96)	47,163	—	—	—	—
Total investments in debt securities HTM	$13,211,794	$28,076	$(1,368,508)	$11,871,362	$9,914,288	$5,353	$(1,613,224)	$8,306,417

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the carrying value of the Company's investment securities pledged as collateral:

(in thousands)	December 31, 2025	December 31, 2024
Pledged against public fund deposits	$2,266,746	$2,506,235
Pledged against borrowing capacity with the FRB	4,270,467	3,876,607
Pledged against repurchase agreements and supported hedging relationships, recourse on loans	21,966	20,420
Pledged against customer overnight sweeps	313,752	372,753
Pledged against borrowing capacity with the FHLB	4,428,489	4,678,694
Total collateral pledged	$11,301,420	$11,454,709

At December 31, 2025 and December 31, 2024, the Company had $157.5 million and $116.2 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended December 31, 2025 or December 31, 2024.

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at December 31, 2025 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasury securities	$503,403	$203,000	$—	$—	$706,403	4.27%
Corporate debt securities	—	—	—	—	—	—%
ABS	—	—	669,715	275,582	945,297	4.75%
Beneficial Interest in Structured LLC	—	—	—	1,096,789	1,096,789	12.87%
MBS:
GNMA - Residential	—	6,006	11,006	2,365,469	2,382,481	3.73%
GNMA - Commercial	—	—	—	478,677	478,677	2.15%
FHLMC and FNMA - Residential	256	38,738	81,504	1,516,403	1,636,901	2.73%
FHLMC and FNMA - Commercial	—	74,720	—	6,467	81,187	4.05%
Total fair value	$503,659	$322,464	$762,225	$5,739,387	$7,327,735	4.96%
Weighted average yield	4.27%	3.90%	4.23%	5.18%	4.96%
Total amortized cost (3)	$501,283	$321,942	$770,635	$6,389,742	$7,983,602

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities of the debt securities and do not contemplate anticipated non-contractual payments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate.
(3) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual maturities of the Company’s investments in debt securities HTM at December 31, 2025 were as follows:

(in thousands)	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total (1)	Weighted Average Yield (2)
U.S Treasury securities	$804,330	$1,283,090	$—	$—	$2,087,420	3.88%
ABS	—	8,890	1,017,775	1,004,907	2,031,572	5.00%
MBS:
GNMA - Residential	—	—	2,900	2,705,352	2,708,252	3.09%
GNMA - Commercial	—	—	—	3,636,962	3,636,962	2.42%
FHLMC and FNMA - Residential	64,028	—	94,183	1,201,782	1,359,993	3.02%
FHLMC and FNMA - Commercial	—	47,163	—	—	47,163	7.27%
Total fair value	$868,358	$1,339,143	$1,114,858	$8,549,003	$11,871,362	3.36%
Weighted average yield	4.06%	3.93%	4.56%	3.05%	3.36%
Total amortized cost	$866,311	$1,333,648	$1,106,380	$9,905,455	$13,211,794
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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	—	—	—	—	—	—	13	—
ABS	434,698	(1,230)	189,601	(1,501)	353,501	(1,724)	11,250	(356)
MBS:
GNMA - Residential	24,646	(3)	2,346,590	(253,648)	—	—	2,539,940	(339,740)
GNMA - Commercial	—	—	478,674	(143,412)	—	—	488,698	(154,312)
FHLMC and FNMA - Residential	—	—	1,622,952	(288,059)	—	—	1,724,770	(381,470)
FHLMC and FNMA - Commercial	—	—	81,187	(1,201)	—	—	85,907	(2,509)
Total investments in debt securities AFS (1)	$459,344	$(1,233)	$4,719,004	$(687,821)	$353,501	$(1,724)	$4,850,578	$(878,387)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	December 31, 2025				December 31, 2024
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$304,680	$(194)	$—	$—	$401,232	$(352)	$—	$—
ABS and other interests in structured securities	261,227	(1,855)	5,390	—	—	—	16,000	(49)
MBS:
GNMA - Residential	74,417	(71)	1,857,758	(402,137)	245,812	(1,647)	1,944,400	(500,518)
GNMA - Commercial	21,409	(522)	3,587,702	(887,296)	23,637	(43)	3,675,226	(975,473)
FHLMC and FNMA - Residential	21,926	(22)	1,043,428	(76,315)	71,995	(699)	1,103,973	(134,443)
FHLMC and FNMA - Commercial	47,162	(96)	—	—	—	—	—	—
Total investments in debt securities HTM	$730,821	$(2,760)	$6,494,278	$(1,365,748)	$742,676	$(2,741)	$6,739,599	$(1,610,483)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS and HTM securities

The Company did not record an allowance for credit-related losses on AFS or HTM securities at December 31, 2025 or December 31, 2024. As discussed in Note 1 to these Consolidated Financial Statements, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve.

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

Gains (Losses) on Investment and Trading Securities

The realized gains and losses from investment and trading securities were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
AFS debt and other securities:
Gross realized gains	$100	$444	$192
Gross realized losses	(192)	—	(4,928)
Net realized gains/(losses) on AFS and other securities	$(92)	$444	$(4,736)
Total trading securities gains	124,386	227,888	151,158
Total equity securities gains/(losses)	30,411	(3,873)	(1,383)
Securities gains, net	$154,705	$224,459	$145,039

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At December 31, 2025 and December 31, 2024, the Company held $15.6 billion and $10.3 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Consolidated Statements of Operations. At December 31, 2025 and December 31, 2024, the Company had $15.3 billion and $10.0 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
FHLB of Pittsburgh and FRB stock	$508,375	$588,250
LIHTC investments	1,034,197	899,925
Equity securities (1)	1,019,862	56,459
Interest-bearing deposits with an affiliate bank	5,000	5,000
Total	$2,567,434	$1,549,634
(1)    Includes $4.4 million and $8.0 million of retained interests in structured entities related to off-balance sheet securitizations as of December 31, 2025 and December 31, 2024, respectively, and $23.0 million and $48.2 million of equity securities accounted for at cost less impairment.

Other investments include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. These stocks do not have readily determinable fair values because their ownership is restricted and there is no market for their sale. The stocks can be sold back only at their par value of $100 per share, and FHLB stock can be sold back only to the FHLB or to another member institution.

NOTE 2. INVESTMENT SECURITIES (continued)

The Company's FHLB and FRB stock purchases and redemptions were as follows for the period indicated below. There were no gains or losses associated with these redemptions.

(in thousands)	Year ended December 31, 2025
FLHB stock purchased at par	$144,305
FHLB stock redeemed at par	244,275
FRB stock purchased at par	20,095
FRB stock redeemed at par	—

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $50.1 billion at December 31, 2025 and $59.1 billion at December 31, 2024.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. The LHFS portfolio balance at December 31, 2025 was $1.6 billion, compared to $1.3 billion at December 31, 2024. For a discussion on the composition and valuation of LHFS at fair value, see Note 15 to these Consolidated Financial Statements.

During 2025, the Company completed the following sales and off-balance sheet securitizations of loans in its LHFI portfolios:
•(i) transferred $1.3 billion in RIC loans to a newly-formed off-balance sheet trust, and (ii) transferred its financial interests of approximately $242.9 million in an on-balance sheet auto RIC Trust to a third party and to a newly-formed off-balance sheet trust. These transactions resulted in a combined $1.0 million gain on securitization, offset by the impact of release of credit loss reserves of approximately $82.1 million.
•sold a portfolio of non-performing RIC loans to an unaffiliated third-party with a UPB of approximately $250.0 million. The transaction resulted in a loss on sale of approximately $53.3 million, offset by the impact of the release of credit loss reserves of approximately $72.7 million.
•sold a portfolio of personal unsecured loans with a UPB of approximately $831.0 million to an unaffiliated third party, resulting in a loss on sale of approximately $41.0 million, offset by the impact of the release of credit loss reserves of approximately $85.9 million.
•executed an off-balance sheet securitization of CRE mortgage loans with a UPB of approximately $502.4 million resulting in a gain on sale of approximately $0.4 million, offset by the impact of the release of credit loss reserves of approximately $4.9 million.
During the year ended December 31, 2025 the Company completed clean-up calls of existing off-balance sheet securitizations, which resulted in the repurchase of approximately $521.5 million of gross RICs.

At December 31, 2025. and December 31, 2024, accrued interest receivable on the Company's loans was $587.7 million and $632.4 million, respectively.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE loans	$8,135,821	9.8%	$8,624,800	9.9%
C&I loans	7,820,988	9.4%	8,386,344	9.6%
Multifamily loans	9,601,558	11.6%	9,840,692	11.3%
Other commercial	8,249,571	10.0%	7,608,933	8.7%
Total commercial LHFI	$33,807,938	40.8%	$34,460,769	39.5%
Consumer loans secured by real estate:
Residential mortgages	4,039,103	4.9%	4,415,747	5.1%
Home equity loans and lines of credit	1,797,387	2.2%	2,091,365	2.4%
Total consumer loans secured by real estate	$5,836,490	7.1%	$6,507,112	7.5%
Consumer loans not secured by real estate:
RICs and auto loans	42,736,050	51.4%	44,585,718	50.9%
Personal unsecured loans	492,525	0.6%	1,715,727	2.0%
Other consumer	18,306	0.1%	35,173	0.1%
Total consumer loans	$49,083,371	59.2%	$52,843,730	60.5%
Total LHFI (1)	$82,891,309	100.0%	$87,304,499	100.0%
Total LHFI:
Fixed rate	$59,079,072	71.3%	$62,085,179	71.1%
Variable rate	23,812,237	28.7%	25,219,320	28.9%
Total LHFI (1)	$82,891,309	100.0%	$87,304,499	100.0%
(1)Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable Subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $607.1 million and $425.4 million as of December 31, 2025 and December 31, 2024, respectively.

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

The commercial portfolio segmentation reflects line of business distinctions. The CRE line of business includes C&I owner-occupied real estate and specialized lending for investment real estate. C&I includes non-real estate-related commercial loans. "Multifamily" represents loans for multifamily residential housing units. “Other commercial” includes loans to global customer relationships in Latin America which are not defined as commercial or consumer for regulatory purposes as well as the Company's CEVF portfolio.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Year ended December 31, 2025
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$565,685	$5,996,327	$6,562,012
Credit loss expense	1,499	1,649,853	1,651,352
Charge-offs	(143,613)	(4,565,026)	(4,708,639)
Recoveries	48,157	2,446,774	2,494,931
Charge-offs, net of recoveries	$(95,456)	$(2,118,252)	$(2,213,708)
ALLL, end of period	$471,728	$5,527,928	$5,999,656

Reserve for unfunded lending commitments, beginning of period	$46,026	$1,917	$47,943
Credit loss expense/ (benefit) on unfunded lending commitments	(3,388)	7,960	4,572
Reserve for unfunded lending commitments, end of period	$42,638	$9,877	$52,515
Total ACL, end of period	$514,366	$5,537,805	$6,052,171

	Year ended December 31, 2024
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$616,788	$6,315,265	$6,932,053
Credit loss (benefit) / expense	(4,573)	1,954,511	1,949,938
Charge-offs	(108,032)	(4,732,029)	(4,840,061)
Recoveries	61,502	2,458,580	2,520,082
Charge-offs, net of recoveries	$(46,530)	$(2,273,449)	$(2,319,979)
ALLL, end of period	$565,685	$5,996,327	$6,562,012

Reserve for unfunded lending commitments, beginning of period	$55,846	$4,916	$60,762
Credit loss (benefit) on unfunded lending commitments	(9,820)	(2,999)	(12,819)
Reserve for unfunded lending commitments, end of period	$46,026	$1,917	$47,943
Total ACL, end of period	$611,711	$5,998,244	$6,609,955

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2023
(in thousands)	Commercial	Consumer	Total
ALLL, beginning of period	$562,216	$6,217,783	$6,779,999
Day 1: Adjustment to allowance for adoption of ASU 2022-2	4,986	50,254	55,240
Credit loss expense	141,510	2,109,748	2,251,258
Charge-offs	(158,157)	(4,586,806)	(4,744,963)
Recoveries	66,233	2,524,286	2,590,519
Charge-offs, net of recoveries	(91,924)	(2,062,520)	(2,154,444)
ALLL, end of period	$616,788	$6,315,265	$6,932,053

Reserve for unfunded lending commitments, beginning of period	$77,709	$7,873	$85,582
Credit loss benefit on unfunded lending commitments	(21,863)	(2,957)	(24,820)
Reserve for unfunded lending commitments, end of period	55,846	4,916	60,762
Total ACL end of period	$672,634	$6,320,181	$6,992,815

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available which assume an increasing unemployment rate (which is a key driver of losses) and other macroeconomic uncertainties due to tariffs and other trade policies of the U.S. and its global trading partners. Additional downward risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth. Using the weighted average of a range of economic forecast scenarios, we estimated at December 31, 2025 that the unemployment rate is expected to be approximately 5.5% at the end of 2026. In comparison, at December 31, 2024, management previously estimated the unemployment rate using the weighted average of our economic forecast scenarios to be 5.2% at the end of 2025. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at December 31, 2025 to be approximately 215 at the end of 2026, compared to our estimate at December 31, 2024 to be approximately 194 at the end of 2025. The scenarios used by the Company are periodically reassessed over a reasonable and supportable time horizon, with weightings assigned by management and approved through the established governance process.

The Company's ACL was $6.1 billion at December 31, 2025, a decrease of $557.8 million from December 31, 2024. The decrease in the ACL was primarily attributable to the sale of certain personal unsecured, RIC and auto loan and commercial loan portfolios and rating improvements within the commercial loan portfolio. The ACL for the consumer portfolio segment decreased by $460.4 million and the ACL for the commercial portfolio segment decreased by $97.3 million at December 31, 2025 compared to December 31, 2024.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Non-accrual loans:
Commercial:
CRE	$187,657	$243,761	$79,107	$36,643
C&I	47,813	132,146	25,817	70,153
Multifamily	309,994	226,448	89,352	81,480
Other commercial	4,518	8,037	—	9
Total commercial loans	$549,982	$610,392	$194,276	$188,285
Consumer:
Residential mortgages	59,089	52,170	1,411	1,436
Home equity loans and lines of credit	57,109	70,414	10,604	12,681
RICs and auto loans	2,683,202	2,241,575	167,766	147,574
Personal unsecured loans	93	486	—	—
Other consumer	18,413	15,198	15	201
Total consumer loans	$2,817,906	$2,379,843	$179,796	$161,892
Total non-accrual loans	$3,367,888	$2,990,235	$374,072	$350,177

OREO	41,978	54,121	—	—
Repossessed vehicles	249,913	249,209	—	—
Foreclosed and other repossessed assets	1,297	25,182	—	—
Total OREO and other repossessed assets	$293,188	$328,512	$—	$—
Total non-performing assets	$3,661,076	$3,318,747	$374,072	$350,177
(1) Interest income recognized on nonaccrual loans was $292.3 million and $242.9 million for the year ended December 31, 2025 and December 31, 2024, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	December 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$53,752	$106,685	$160,437	$8,207,814	$8,368,251	$—
C&I (2)	63,648	13,039	76,687	7,885,134	7,961,821	—
Multifamily	73,986	159,064	233,050	9,368,508	9,601,558	—
Other commercial	66,114	3,366	69,480	8,180,091	8,249,571	1
Consumer:
Residential mortgages (3)	77,611	59,167	136,778	5,115,266	5,252,044	—
Home equity loans and lines of credit	27,930	46,348	74,278	1,723,109	1,797,387	—
RICs and auto loans	6,072,147	673,386	6,745,533	35,990,517	42,736,050	—
Personal unsecured loans	21,996	18,049	40,045	452,480	492,525	8,699
Other consumer	863	205	1,068	17,238	18,306	—
Total	$6,458,047	$1,079,309	$7,537,356	$76,940,157	$84,477,513	$8,700
(1) CRE loans include $232.4 million of LHFS at December 31, 2025.
(2) C&I loans include $140.8 million of LHFS at December 31, 2025.
(3) Residential mortgages include $1.2 billion of LHFS at December 31, 2025.

As of:	December 31, 2024
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE	$14,113	$107,189	$121,302	$8,503,498	$8,624,800	$—
C&I (1)	54,966	30,007	84,973	8,497,612	8,582,585	—
Multifamily	55,813	140,025	195,838	9,644,854	9,840,692	—
Other commercial	53,345	3,289	56,634	7,552,299	7,608,933	—
Consumer:
Residential mortgages (2)	71,252	48,511	119,763	5,433,696	5,553,459	—
Home equity loans and lines of credit	34,698	60,302	95,000	1,996,365	2,091,365	—
RICs and auto loans	5,377,426	591,437	5,968,863	38,616,855	44,585,718	—
Personal unsecured loans	41,673	22,296	63,969	1,651,758	1,715,727	8,796
Other consumer	1,078	146	1,224	33,949	35,173	—
Total	$5,704,364	$1,003,202	$6,707,566	$81,930,886	$88,638,452	$8,796
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

December 31, 2025	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2025(1)	2024	2023	2022	2021	Prior	Total (3)
CRE
Pass	$593,052	$1,033,158	$1,291,871	$1,602,467	$513,182	$1,167,704	$6,201,434
Special mention	9,720	—	156,521	770,466	192,505	199,083	1,328,295
Substandard	—	137	27,886	386,822	102,459	288,730	806,034
Doubtful	—	—	—	—	—	32,488	32,488
Total CRE	$602,772	$1,033,295	$1,476,278	$2,759,755	$808,146	$1,688,005	$8,368,251
Current period gross write-offs - CRE	$—	$—	$—	$—	$8,650	$48,802	$57,452
C&I
Pass	$777,229	$902,846	$465,249	$1,030,736	$555,840	$2,334,869	$6,066,769
Special mention	63,594	20,419	90,361	42,008	98,873	167,823	483,078
Substandard	35	45,343	67,662	108,544	77,000	255,250	553,834
N/A(4)	352,229	261,666	119,486	89,734	29,795	5,230	858,140
Total C&I	$1,193,087	$1,230,274	$742,758	$1,271,022	$761,508	$2,763,172	$7,961,821
Current period gross write-offs - C&I	$3,265	$14,301	$13,411	$14,052	$4,864	$14,711	$64,604
Multifamily
Pass	$831,626	$62,702	$488,387	$2,943,747	$1,385,731	$2,298,668	$8,010,861
Special mention	—	—	139,090	126,189	60,505	126,876	452,660
Substandard	—	—	120,054	411,352	222,928	383,703	1,138,037
Total multifamily	$831,626	$62,702	$747,531	$3,481,288	$1,669,164	$2,809,247	$9,601,558
Current period gross write-offs - Multifamily	$—	$—	$—	$2,545	$1,247	$10,543	$14,335
Remaining commercial
Pass	$4,277,683	$1,340,972	$788,195	$625,067	$341,222	$872,814	$8,245,953
Substandard	—	1,200	259	607	738	814	3,618
Total remaining commercial	$4,277,683	$1,342,172	$788,454	$625,674	$341,960	$873,628	$8,249,571
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$7,222	$7,222
Total commercial loans
Pass	$6,479,590	$3,339,678	$3,033,702	$6,202,017	$2,795,975	$6,674,055	$28,525,017
Special mention	73,314	20,419	385,972	938,663	351,883	493,782	2,264,033
Substandard	35	46,680	215,861	907,325	403,125	928,497	2,501,523
Doubtful	—	—	—	—	—	32,488	32,488
N/A(4)	352,229	261,666	119,486	89,734	29,795	5,230	858,140
Total commercial loans	$6,905,168	$3,668,443	$3,755,021	$8,137,739	$3,580,778	$8,134,052	$34,181,201
Current period gross write-offs - Total commercial	$3,265	$14,301	$13,411	$16,597	$14,761	$81,278	$143,613
(1)Loans originated during the year ended December 31, 2025.
(2)Includes $373.3 million of LHFS at December 31, 2025.
(3)Includes $3.8 million of revolving loans converted to term loans.
(4)Not subject to internal risk rating process.

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
(4)Not subject to internal risk rating process.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of December 31, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$1,294,566	$788,100	$339,108	$237,769	$87,563	$44,104	$2,791,210	6.5%
<600	6,494,985	4,230,757	2,371,792	1,493,463	614,334	347,510	15,552,841	36.4%
600-639	3,189,116	2,411,141	1,373,836	899,892	303,397	126,349	8,303,731	19.4%
640-679	1,866,741	1,710,794	863,575	570,745	176,130	69,687	5,257,672	12.3%
680-719	1,129,610	1,147,530	645,207	395,185	172,087	85,125	3,574,744	8.4%
720-759	616,200	739,322	417,983	292,715	166,497	75,288	2,308,005	5.4%
>=760	1,364,434	1,706,565	665,758	615,893	435,586	159,611	4,947,847	11.6%
Total	$15,955,652	$12,734,209	$6,677,259	$4,505,662	$1,955,594	$907,674	$42,736,050	100.0%
Current period gross write-offs - RICs and auto loans	$436,061	$1,605,890	$1,142,920	$776,382	$270,646	$164,568	$4,396,467
(1)    Loans originated during the year ended December 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$1,405,385	$619,855	$439,495	$203,482	$75,220	$59,112	$2,802,549	6.3%
<600	6,226,932	3,802,976	2,684,114	1,300,940	430,387	467,173	14,912,522	33.4%
600-639	3,666,764	2,210,937	1,570,957	580,838	156,518	156,414	8,342,428	18.7%
640-679	2,584,001	1,381,664	991,775	327,850	88,443	84,671	5,458,404	12.2%
680-719	1,876,930	1,021,254	692,491	322,204	131,317	72,779	4,116,975	9.2%
720-759	1,196,671	664,152	524,294	321,172	133,447	49,809	2,889,545	6.5%
>=760	2,538,495	1,042,245	1,155,983	910,962	335,186	80,424	6,063,295	13.7%
Total	$19,495,178	$10,743,083	$8,059,109	$3,967,448	$1,350,518	$970,382	$44,585,718	100.0%
Current period gross write-offs - RICs and auto loans	$527,058	$1,545,761	$1,295,970	$618,628	$395,766	$10,081	$4,393,264
(1)    Loans originated during the year ended December 31, 2024.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of December 31, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$12,933	$—	$—	$—	$—	$132	$13,065	2.7%
<600	10	33	43	63	22	2,856	3,027	0.6%
600-639	618	775	1,100	937	223	5,034	8,687	1.8%
640-679	3,259	5,096	7,163	6,490	2,108	27,466	51,582	10.5%
680-719	10,976	15,836	19,759	16,262	5,302	56,950	125,085	25.4%
720-759	16,040	17,657	20,567	22,089	6,682	57,349	140,384	28.5%
>=760	25,948	19,823	17,241	19,149	6,854	61,680	150,695	30.5%
Total	$69,784	$59,220	$65,873	$64,990	$21,191	$211,467	$492,525	100.0%
Current period gross write-offs - personal unsecured loans	$6,757	$37,790	$67,922	$31,225	$5,572	$15,812	$165,078
(1)    Loans originated during the year ended December 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2024	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2024(1)	2023	2022	2021	2020	Prior	Total	Percent
No FICO (2)	$12,247	$—	$—	$—	$—	$44	$12,291	0.7%
<600	41	69	55	70	28	2,831	3,094	0.2%
600-639	697	4,621	6,309	721	202	5,208	17,758	1.0%
640-679	10,606	50,854	35,095	5,764	1,971	28,655	132,945	7.7%
680-719	129,635	175,986	77,455	14,800	5,161	60,513	463,550	27.0%
720-759	191,798	180,368	90,523	18,019	4,944	60,515	546,167	31.8%
>=760	220,123	154,570	75,909	19,481	5,433	64,406	539,922	31.6%
Total	$565,147	$566,468	$285,346	$58,855	$17,739	$222,172	$1,715,727	100.0%
Current period gross write-offs - personal unsecured loans	$7,457	$129,396	$146,710	$39,248	$2,229	$7,555	$332,595
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of December 31, 2025	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2025(1)	2024(1)	2023(1)	2022	2021	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$1,575	$1,575	$—
<= 70%	—	—	—	213,683	970,129	2,824,077	4,007,889	—
70.01% - 110%	—	—	—	27,564	—	1,728	29,292	—
Greater than 110%	—	—	—	—	—	347	347	—
Total residential mortgages	$—	$—	$—	$241,247	$970,129	$2,827,727	$4,039,103	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,128	$2,128	$—
<600	—	—	—	12,154	23,111	152,269	187,534	—
600-679	—	—	—	21,836	47,536	217,424	286,796	—
680-759	—	—	—	58,146	197,808	689,329	945,283	—
>=760	—	—	—	149,111	701,674	1,766,577	2,617,362	—
Total residential mortgages	$—	$—	$—	$241,247	$970,129	$2,827,727	$4,039,103	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$24	$—	$14	$38

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$853	$3,291	$44,206	$48,350	$30,498
<= 70%	—	—	—	36,924	143,788	1,561,212	1,741,924	1,680,721
70.01% - 110%	—	—	—	2,944	625	2,305	5,874	4,818
Greater than 110%	—	—	—	399	456	384	1,239	1,239
Total home equity	$—	$—	$—	$41,120	$148,160	$1,608,107	$1,797,387	$1,717,276

FICO scores
No FICO score available	$—	$—	$—	$593	$2,135	$41,918	$44,646	$26,795
<600	—	—	—	1,125	6,616	123,210	130,951	113,923
600-679	—	—	—	2,746	11,917	188,186	202,849	188,793
680-759	—	—	—	12,778	47,192	491,880	551,850	538,674
>=760	—	—	—	23,878	80,300	762,913	867,091	849,091
Total home equity	$—	$—	$—	$41,120	$148,160	$1,608,107	$1,797,387	$1,717,276
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$2,237	$2,237
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
(4) Excludes LHFS.

During the year ended December 31, 2025, the Company reported $1.2 million in gross charge-offs related to other consumer portfolios.

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

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time and may allow for modifications such as term extensions, covenant waivers, payment holidays and interest rate reductions. Commercial loan modifications are generally restructured to allow for an upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically 12 months for monthly payment schedules). The financial effect of modifications made to commercial loan borrowers through our deferral program is the addition of deferred amounts to the end of the original loan term.

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

For RICs and auto loans, the Company at times offers deferrals under which the consumer is allowed to defer a maximum of three payments per event to the end of the loan. We limit the frequency of each new deferral that may be granted to one deferral after completion of at least eight payments from origination and eight payments between each extension. The maximum number of months extended for the life of the loan for all automobile RICs is eight for non-natural disaster extensions and twelve for natural disaster extensions. Some marine and RV contracts also have a maximum of twelve months' extension to reflect their longer terms. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement. Some auto loan modifications include a reduction of the interest rate and may include an extension of term to eligible borrowers at risk of default and repossession of the financed vehicle. The financial effect of RIC and auto loan modifications made through our deferral program is that it allows customers to defer payments for up to eight months over the life of the loan and the deferred payments are added to the end of the original loan term. All other modification types, which may include interest rate reductions and maturity date extensions of up to 36 months beyond the current maturity date, result in a reduction of the monthly payment.

When estimating the ACL, the Company uses a statistical methodology based on an expected credit loss approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses. This methodology generally does not change when loans are modified. However, the Company monitors credit quality indicators and delinquency, and adjusts the allowance as those factors change. The Company generally uses a DCF approach for large impaired commercial loans. For all collateral-dependent loans, the Company measures the ACL as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. Refer to Note 1 to these Consolidated Financial Statements for more information on the ACL.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table shows the amortized cost basis at the end of the reporting period for loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification granted.

	Amortized Cost
	Year ended				Year ended				Year ended
	December 31, 2025				December 31, 2024				December 31, 2023
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$903,470	$160,172	$1,063,642	12.71%	$377,174	$260,829	$638,003	7.40%	$102,760	$73,523	$176,283	2.02%
C&I	31,497	23,584	55,081	0.69%	99,862	40,936	140,798	1.64%	71,145	4,569	75,714	0.67%
Multifamily	228,442	84,484	312,926	3.26%	87,443	—	87,443	0.89%	24,144	8,919	33,063	0.31%
Other commercial	581	90	671	0.01%	68	150	218	—%	—	348	348	—%
Consumer:
Residential mortgages	—	4,392	4,392	0.08%	—	2,945	2,945	0.05%	—	4,537	4,537	0.09%
Home equity loans and lines of credit	—	2,751	2,751	0.15%	—	5,307	5,307	0.25%	—	5,730	5,730	0.23%
RICs and auto loans	1,287,763	98,182	1,385,945	3.24%	1,224,005	92,725	1,316,730	2.95%	815,506	299,051	1,114,557	2.55%
Total	$2,451,753	$373,655	$2,825,408	3.34%	$1,788,552	$402,892	$2,191,444	2.47%	$1,013,555	$396,677	$1,410,232	1.51%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost			Amortized Cost
	As of December 31, 2025			As of December 31, 2024			As of December 31, 2023
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$1,012,890	$13,454	$37,298	$595,370	$36,731	$5,903	$156,412	$12,727	$7,144
C&I	52,507	2,145	429	116,850	7,060	16,887	71,327	4,196	191
Multifamily	280,786	32,140	—	67,513	19,930	—	24,527	—	8,536
Other commercial	671	—	—	150	68	—	348	—	—
Consumer:
Residential mortgages	3,792	600	—	2,532	216	197	3,879	151	507
Home equity loans and lines of credit	1,983	153	615	4,010	581	716	5,211	333	186
RICs and auto loans	884,041	456,365	45,539	894,242	387,367	35,121	724,752	358,395	31,410
Total	$2,236,670	$504,857	$83,881	$1,680,667	$451,953	$58,824	$986,456	$375,802	$47,974

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. See Note 1 to these Consolidated Financial Statements for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12-month period prior to default due to the borrower's financial difficulty:

	Amortized Cost
	Year ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types
(in thousands)
Commercial:
CRE	$45,980	$—	$—	$—	$7,144	$—
C&I	8,344	13,385	2,020	90	843	607
Multi-family	—	—	—	—	8,536	—
Consumer:
Residential mortgages	—	196	—	47	—	507
Home equity loans and lines of credit	—	319	—	323	—	186
RICs and auto loans	235,158	3,620	146,282	13,679	56,512	33,702
Total	$289,482	$17,520	$148,302	$14,139	$73,035	$35,002

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024

Basis in leased vehicles (1)	$11,155,043	$14,738,608
Less: accumulated depreciation	(2,797,980)	(3,070,657)
Leased vehicles, net	$8,357,063	$11,667,951
(1) Represents the basis in leased vehicles where the Company is the lessor. Unaccreted manufacturers subvention payments and unamortized origination and other costs are treated as a reduction to this basis.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2025:

(in thousands)
2026	$1,319,703
2027	475,542
2028	67,391
2029	3,249
Total	$1,865,885

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

(in thousands)	December 31, 2025	December 31, 2024
Land	$29,017	$29,889
Office buildings	138,695	139,216
Furniture, fixtures, and equipment	670,766	632,968
Leasehold improvement	645,425	610,149
Computer software	2,215,427	1,993,790
Automobiles and other	48,382	37,506
Total premises and equipment	3,747,712	3,443,518
Less accumulated depreciation	(2,811,421)	(2,456,565)
Total premises and equipment, net	$936,291	$986,953

Depreciation expense for premises and equipment, included in Occupancy and equipment expenses in the Consolidated Statements of Operations, was $387.7 million, $292.0 million, and $269.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

During the year ended December 31, 2025, the Company sold nine (9) properties in addition to the branch sale discussed in Note 1. The Company received net proceeds of $11.7 million from these sales, with a net gain of $8.7 million. The carrying value of these properties was $3.0 million. In 2024, the Company sold nine (9) properties. The Company received net proceeds of $7.8 million from the sales, with a net gain of $6.0 million. The carrying value of these properties was $1.8 million. In 2023, the Company sold fourteen (14) properties. The Company received net proceeds of $10.2 million from the sales, with a net gain of $5.1 million. The carrying value of these properties was $5.1 million. In addition to the fourteen properties sold in 2023, the Company completed the sale of SBC, including its fixed assets.

There where no material impairments of premises and equipment during the years ended December 31, 2025, 2024, and 2023.

NOTE 6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The following table presents the balance of the Company's goodwill by its reporting units for the periods indicated:

(in thousands)	Auto	CBB	C&I	CRE	CIB	Total
December 31, 2025 and 2024	$1,238,676	$159,027	$52,198	$1,015,130	$301,634	$2,766,665

During the years ended December 31, 2025 and 2024, there were no material additions, re-allocations, impairments, or disposals of goodwill.

The Company evaluates goodwill for impairment at the reporting unit level. The Company conducted its last annual goodwill impairment tests as of October 1, 2025 using generally accepted valuation methods. As a result of that impairment test, no goodwill impairment was identified.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets subject to amortization for the dates indicated:

	December 31, 2025		December 31, 2024
(in thousands)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangibles subject to amortization:
Dealer networks	$189,958	$(280,042)	$213,458	$(256,542)
Stellantis relationship	—	(138,750)	1,754	(136,996)
Other intangibles	24,069	(59,840)	33,708	(50,302)
Total intangibles subject to amortization	$214,027	$(478,632)	$248,920	$(443,840)

At December 31, 2025 and December 31, 2024, the Company did not have any intangibles, other than goodwill, which were not subject to amortization.

Amortization expense on intangible assets was $34.9 million, $38.2 million and $39.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The estimated aggregate amortization expense related to intangibles, excluding any impairment charges, for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount
(in thousands)
2026	$32,487
2027	28,645
2028	26,340
2029	26,340
2030	26,340
Thereafter	73,875

NOTE 7. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in thousands)	December 31, 2025	December 31, 2024
Operating lease ROU assets	$415,282	$493,217
Deferred tax assets	379,759	364,309
Accrued interest receivable	823,572	847,830
Derivative assets at fair value	671,573	1,121,980
Other real estate owned and other repossessed assets	293,188	328,512
Equity method investments	437,212	262,377
MSRs	79,526	90,958
Income tax receivables	395,201	466,422
Prepaid expense	126,415	152,358
Capital markets receivables	275,744	282,926
Miscellaneous assets and receivables	814,990	449,627
Total Other assets	$4,712,462	$4,860,516

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

For the years ended December 31, 2025, 2024, and 2023, operating lease expenses were $116.8 million, $131.7 million, and $154.5 million, respectively. Sublease income was $2.1 million, $3.4 million, and $4.0 million, for the years ended December 31, 2025, 2024, and 2023, respectively. These are reported within Occupancy and equipment expenses in the Company’s Consolidated Statements of Operations.

Supplemental balance sheet information related to leases was as follows:

Maturity of Lease Liabilities at December 31, 2025	Total Operating leases
(in thousands)
2026	$116,795
2027	110,207
2028	84,751
2029	67,312
2030	58,873
Thereafter	115,395
Total lease liabilities	$553,333
Less: Interest	(55,772)
Present value of lease liabilities	$497,561

NOTE 7. OTHER ASSETS (continued)

Supplemental Balance Sheet Information	December 31, 2025	December 31, 2024
Operating lease ROU assets	$415,282	$493,217
Other liabilities	$497,561	$557,419
Weighted-average remaining lease term (years)	5.8	6.6
Weighted-average discount rate	3.5%	3.4%

	Year ended December 31,
Other Information	2025	2024
	(in thousands)
Operating cash flows from operating leases (1)	$(117,179)	$(135,471)
Leased assets obtained in exchange for new operating lease liabilities	$45,800	$186,132
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

On-balance sheet VIEs

The assets and liabilities of consolidated VIEs are presented below. Certain of these assets can be used only to settle obligations of the consolidated VIEs and the liabilities of those entities for which creditors (or beneficial interest holders) do not have recourse to the Company's general credit.

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Restricted cash	$668,215	$706,571
Net LHFI	21,607,557	24,635,642
Operating lease assets, net (1)	8,357,063	11,667,951
Various other assets	710,745	693,090
Total Assets	$31,343,580	$37,703,254
Liabilities
Notes payable	$23,597,483	$26,208,911
Various other liabilities	96,054	99,587
Total Liabilities	$23,693,537	$26,308,498
(1) As noted above, all leased vehicles are originated through a titling trust. At December 31, 2025 and December 31, 2024, $3.7 billion and $4.3 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of December 31, 2025 and December 31, 2024, the Company was servicing $25.1 billion and $29.0 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 8. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Assets securitized	$13,242,538	$18,350,732	$12,800,355

Net proceeds from new securitizations (1)	$10,765,931	$14,824,503	$8,335,877
Net proceeds on retained bonds from new securitizations	1,653,010	1,937,140	1,553,830
Cash received for servicing fees (2)	979,309	891,806	926,136
Net distributions from Trusts (2)	5,800,110	4,683,144	2,915,148
Total cash received from Trusts	$19,198,360	$22,336,593	$13,730,991
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At December 31, 2025 and December 31, 2024, the Company was servicing RICs of $2.0 billion and $2.3 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

During the second quarter of 2025, the Company sold all of its retained interests in an on-balance sheet auto RIC Trust to third parties and to a new off-balance sheet Trust. The Company retained a 5% share. As a result of the Company’s sale of the debt and equity from the original on-balance sheet Trust, the Company is no longer identified as the primary beneficiary and the Company therefore de-consolidated the original Trust from its Consolidated Balance Sheets. The Company de-recognized approximately $242.9 million of auto RICs previously classified as HFI, resulting in a release of the ACL in the amount of approximately $42.1 million, offset by a loss on securitization of approximately $21.8 million.

In addition, during the second quarter of 2025, the Company sold $1.3 billion of gross RICs to a newly formed off-balance sheet securitization VIE which resulted in a pre-tax gain of $22.8 million, and there was a release of the ACL of approximately $40.0 million. The Company retained the servicing of the RICs sold and provided a loan, classified by the Company as an investment in debt security HTM, in the amount of $65.0 million to the VIE to satisfy regulatory risk retention requirements. The Company also retained $1.1 billion of the Class A notes which are classified as an investment in debt security HTM. The Company is not obligated to provide any financial support to the VIE. All other notes and residual equity interests issued by the VIE were sold to third-party investors. Gains and losses on securitizations are recorded in Miscellaneous income, net in the accompanying Consolidated Statements of Operations.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Year ended December 31,
(in thousands)	2025	2024	2023
Receivables securitized (1)(2)	$1,307,339	$1,060,931	$—

Net proceeds from new securitizations	$174,863	$1,003,695	$—
Cash received for servicing fees	59,277	24,473	8,512
Total cash received from Trusts	$234,140	$1,028,168	$8,512
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 8. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs is limited to its retained interests in the VIE. The carrying value of this exposure at December 31, 2025 was $1.0 billion and $3.9 million of debt and equity investments, respectively, compared to $70.2 million and $8.0 million at December 31, 2024. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Consolidated Financial Statements.

During the year ended December 31, 2025, the Company securitized $2.1 billion of mortgage LHFS in off-balance transactions. The Company has retained $91.4 million of variable interests in the new securitizations for risk retention purposes.

The Company holds a 20 percent interest in the Structured LLC. The Company's interest is reported as an AFS debt security in Note 2 to these Consolidated Financial Statements that had a fair value of approximately $1.1 billion and $1.2 billion at December 31, 2025 and December 31, 2024, respectively. As of December 31, 2025, SBNA serviced approximately $8.0 billion in multi-family loans for the Structured LLC and received a market rate servicing fee. For the year ended December 31, 2025 and December 31, 2024, SBNA recognized $56.2 million and $52.2 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Consolidated Statements of Operations.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,815,661	15.0%	$11,850,043	15.2%
Non-interest-bearing demand deposits	13,789,313	17.5%	14,539,985	18.6%
Savings	11,288,787	14.3%	5,045,668	6.5%
Customer repurchase accounts	234,940	0.3%	299,216	0.4%
Money market	26,772,150	33.8%	25,197,858	32.2%
CDs	15,076,851	19.1%	21,181,835	27.1%
Total deposits (1)	$78,977,702	100.0%	$78,114,605	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.6 billion and $4.9 billion at December 31, 2025 and December 31, 2024, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $394.7 million and $305.2 million at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025 and December 31, 2024, the Company had $6.4 billion and $6.5 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $100.0 million and $30.0 million from the FHLB of Pittsburgh at December 31, 2025 and December 31, 2024, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. DEPOSITS AND OTHER CUSTOMER ACCOUNTS (continued)

Interest expense on deposits and other customer accounts is summarized as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Interest-bearing demand deposits	$153,031	$183,946	$148,044
Savings	214,198	15,492	9,143
Customer repurchase accounts	3,590	2,983	1,939
Money market	784,537	840,729	654,425
CDs	724,657	1,016,322	730,635
Total interest expense on deposits	$1,880,013	$2,059,472	$1,544,186

The following table sets forth the maturity of the Company's CDs of $100,000 or more at December 31, 2025 as scheduled to mature contractually:

(in thousands)
Three months or less	$6,400,962
Over three through six months	3,162,418
Over six through twelve months	1,233,421
Over twelve months	120,352
Total	$10,917,153

The following table sets forth the maturity of all the Company's CDs at December 31, 2025 as scheduled to mature contractually:

(in thousands)
2026	$14,910,446
2027	153,397
2028	6,760
2029	1,198
2030	5,019
Thereafter	31
Total	$15,076,851

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at December 31, 2025 were $37.1 billion, compared to $44.0 billion at December 31, 2024. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the year ended December 31, 2025, the Company issued the following debt:
•$850 million in aggregate principal amount of its 5.47% fixed-to-floating rate senior notes due March 2029.
•$400 million in aggregate principal amount of its floating rate senior notes due March 2029.
•$750 million in aggregate principal amount of its 5.74% fixed-to-floating rate senior notes due March 2031.
•$850 million floating rate promissory note with Santander due September 2026.
•$212.6 million of CLNs due January 2034.
•$860.4 million of secured structured financings in its SBALT platform, of which approximately $110.4 million was retained in interests in the VIE.
•$8.0 billion of secured structured financings in its SDART platform, of which it retained approximately $1.2 billion in interests in the VIE.
•$2.9 billion of secured structured financings in its DRIVE platform, of which it retained approximately $341.9 million in interest in the VIE.
•$532.5 million secured amortizing notes in its SCARF platform.

The Company continues to consolidate these VIEs on its Consolidated Balance Sheets.

In February 2026, the Company issued $1.9 billion of secured structured financings in its SDART platform, of which it retained approximately $308.4 million in interests in the VIE.

NOTE 10. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company
3.45% senior notes due June 2025	—	—%	999,567	3.45%
4.50% senior notes due July 2025	—	—%	1,099,617	4.50%
Senior notes due April 2026 (1)	—	—%	433,505	5.76%
Senior note due September 2026 (2) (3)	850,000	4.28%	—	—%
5.81% senior sustainability notes due September 2026	—	—%	499,614	5.92%
3.24% senior notes due October 2026	943,668	3.24%	937,090	3.24%
6.12% senior notes due May 2027	499,513	6.20%	499,173	6.20%
6.89% senior notes due June 2027 (2)	750,000	6.89%	750,000	6.89%
4.40% senior notes due July 2027	1,049,731	4.40%	1,049,684	4.40%
2.49% senior notes due January 2028	999,166	2.57%	998,364	2.57%
Senior notes due March 2029 (4)	399,145	5.84%	—	—%
5.47% senior notes due March 2029	848,182	5.58%	—	—%
6.50% senior notes due March 2029	998,095	6.59%	997,313	6.59%
6.57% senior notes due June 2029	498,847	6.67%	498,427	6.67%
6.17% senior notes due January 2030	997,503	6.26%	996,776	6.26%
5.35% senior notes due September 2030	997,096	5.44%	996,402	5.44%
5.74% senior notes due March 2031	747,523	5.83%	—	—%
7.66% senior notes due November 2031	498,237	7.73%	498,008	7.73%
2.88% subordinated notes due November 2031 (2)	500,000	2.88%	500,000	2.88%
7.18% subordinated notes due December 2032 (2)	500,000	7.18%	500,000	7.18%
6.34% senior notes due May 2035	746,751	6.40%	746,499	6.40%
Total Parent Company borrowings	12,823,457		13,000,039

Short-term borrowing due within one year, maturing through May 2026	692,258	3.61%	702,272	4.41%
FHLB advances, maturing through April 2027	707,835	4.16%	4,699,407	4.69%
CLNs maturing through January 2034	913,331	6.37% - 16.29%	1,188,944	5.86% - 12.34%
Warehouse lines maturing through April 2028 (5)	2,214,900	4.46%	4,036,778	5.75%
Secured structured financings maturing through September 2032	19,750,331	0.58% - 7.69%	20,383,470	0.58% - 7.69%
Total subsidiary borrowings and other debt obligations	24,278,655		31,010,871
Total Parent Company and subsidiaries' borrowings and other debt obligations	$37,102,112		$44,010,910
(1) These notes bear interest at a rate equal to the SOFR index rate plus 135 basis points per year.
(2) These notes are payable to SHUSA's parent company, Santander.
(3) These notes bear interest at a rate equal to the SOFR index rate plus 57 basis points per year.
(4) These notes bear interest at a rate equal to the SOFR index rate plus 161 basis points per year.
(5) Benchmark rates used included commercial paper, daily simple SOFR, one-month term SOFR, and three-month term SOFR.

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

In connection with certain of its CLNs, the Company is required to maintain a letter of credit, as well as a collateral account with a third-party financial institution, with the amount equal to at least the outstanding balances of the transaction’s CLN. This is reported as restricted cash in these Consolidated Financial Statements.

The following table presents information regarding the Company's CLNs at the dates indicated:

	December 31, 2025				December 31, 2024
(dollars in thousands)	Balance	Effective Rate	Reference Pool	Contractual Residual	Balance	Effective Rate	Reference Pool	Contractual Residual
CLNs due December 2031	—	—%	2,000,000	36,000	33,811	5.86%	2,000,000	36,000
CLNs due May 2032	17,633	12.83%	3,500,000	63,000	95,552	9.36%	3,500,000	63,000
CLNs due June 2032	151,561	7.89%	2,300,000	75,200	232,122	7.89%	2,300,000	75,200
CLNs due August 2032	17,909	13.35%	3,500,000	63,000	86,884	12.34%	3,500,000	63,000
CLNs due December 2032	57,265	15.75%	3,600,000	65,300	139,681	12.22%	3,600,000	65,300
CLNs due January 2033	230,646	7.03%	2,600,000	84,200	262,323	7.01%	2,600,000	84,200
CLNs due June 2033	30,009	16.29%	1,100,000	22,000	56,482	12.04%	1,100,000	22,000
CLNs due December 2033	100,694	9.26%	2,100,000	62,300	174,448	9.27%	2,100,000	62,300
CLNs due January 2034	210,832	6.37%	2,000,000	61,000	—	—%
CLNs due February 2052 (1)	96,782	10.94%	2,500,000	5,100	107,641	11.46%	2,500,000	5,100
Total CLNs	913,331				1,188,944
(1) Variable rate notes issued in tranches that bear interest at a rate equal to the SOFR index plus varying spreads ranging from 4.15% to 13.90% and re-set monthly.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	December 31, 2025
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due July 2026	$—	$500,000	4.79%	$—	$—
Warehouse line due January 2027	—	1,000,000	4.72%	—	2,792
Warehouse line due April 2027	—	750,000	4.78%	—	60
Warehouse line due April 2028	215,000	1,000,000	4.67%	563,481	1
Total facilities with third parties	$215,000	$3,250,000	4.67%	$563,481	$2,853
Warehouse line with Santander due October 2027	$1,999,900	$2,000,000	4.44%	$2,716,397	$—
Total credit facilities	$2,214,900	$5,250,000	4.46%	$3,279,878	$2,853

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	December 31, 2025
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through September 2032(1)	$18,584,689	$46,126,355	0.58% - 7.69%	$24,848,717	$647,031
Privately issued amortizing notes maturing on various dates through August 2030 (3)	1,165,642	7,232,571	3.13% - 6.73%	1,916,474	18,331
Total secured structured financings	$19,750,331	$53,358,926	0.58% - 7.69%	$26,765,191	$665,362
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

The following table sets forth the maturities of the Company's consolidated borrowings and debt obligations at December 31, 2025:

(in thousands)
2026	$3,082,926
2027	5,310,685
2028	2,123,093
2029	3,914,589
2030	3,993,582
Thereafter	18,677,237
Total	$37,102,112

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Year ended December 31, 2025			December 31, 2024		December 31, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$161,916	$(42,321)	$119,595
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(14,705)	3,770	(10,935)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	147,211	(38,551)	108,660	$(72,170)	$108,660	$36,490

Change in unrealized (losses)/gains on investments in debt securities	87,079	(26,508)	60,571
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	92	(24)	68
Net unrealized (losses)/gains on investments in debt securities	87,171	(26,532)	60,639	(630,346)	60,639	(569,707)
Other(3)	19,982	(5,140)	14,842	(15,184)	14,842	(342)
As of December 31, 2025	$254,364	$(70,223)	$184,141	$(717,700)	$184,141	$(533,559)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Year ended December 31, 2024			December 31, 2023		December 31, 2024
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$255,315	$(65,601)	$189,714
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(9,943)	2,578	(7,365)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	245,372	(63,023)	182,349	$(254,519)	$182,349	$(72,170)
Change in unrealized (losses)/gains on investments in debt securities	215,721	(55,187)	160,534
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(444)	115	(329)
Net unrealized gains/(losses) on investments in debt securities	215,277	(55,072)	160,205	(790,551)	160,205	(630,346)
Other(3)	7,166	(1,852)	5,314	(20,498)	5,314	(15,184)
As of December 31, 2024	$467,815	$(119,947)	$347,868	$(1,065,568)	$347,868	$(717,700)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Year Ended December 31, 2023			December 31, 2022		December 31, 2023
(in thousands)	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$344,067	$(93,422)	$250,645
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	14,158	(3,658)	10,500
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	358,225	(97,080)	261,145	$(515,664)	$261,145	$(254,519)
Change in unrealized gains/(losses) on investments in debt securities	28,903	(26,395)	2,508
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	4,737	(1,224)	3,513
Net unrealized gains/(losses) on investments in debt securities	33,640	(27,619)	6,021	(796,572)	6,021	(790,551)
Other(3)	4,481	(1,192)	3,289	(23,787)	3,289	(20,498)
As of December 31, 2023	$396,346	$(125,891)	$270,455	$(1,336,023)	$270,455	$(1,065,568)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Net gain on sale of investment securities sales in the Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs

NOTE 12. MEZZANINE AND STOCKHOLDER'S EQUITY

At December 31, 2025, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. The Company did not have any contributions from Santander for the years ended December 31, 2025 or 2024. During the year ended December 31, 2025, the Company paid total dividends, including dividends on common and preferred stock, to Santander in the amount of $1.5 billion.

Preferred Stock Issuances

On December 19, 2023, the Company issued 500,000 shares of the Series G Preferred Stock. Dividends on the Series G Preferred Stock are payable when, as and if authorized by the Company’s Board of Directors or a duly authorized committee thereof. From and including December 19, 2023 to but excluding December 21, 2028, dividends will accrue on a non-cumulative basis a rate of 8.17% per annum, payable quarterly in arrears. From and including December 21, 2028, dividends on the Series G Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.360% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series G Preferred Stock on, among others, any dividend payment date on or after December 21, 2028. As of December 31, 2025, Santander was the sole holder of the Series G Preferred Stock.

On June 15, 2023, the Company issued 1,000,000 shares of the Series F Preferred Stock. Dividends on the Series F Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including June 15, 2023 to but excluding June 15, 2028, dividends will accrue on a non-cumulative basis a rate of 9.38% per annum, payable quarterly in arrears. From and including June 15, 2028, dividends on the Series F Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 5.467% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series F Preferred Stock on, among others, any dividend payment date on or after June 21, 2028. As of December 31, 2025, Santander was the sole holder of the Series F Preferred Stock.

On December 21, 2022, the Company issued 500,000 shares of the Series E Preferred Stock. Dividends on the Series E Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including December 21, 2022 to but excluding December 21, 2027, dividends will accrue on a non-cumulative basis a rate of 8.41% per annum, payable quarterly in arrears. From and including December 21, 2027, dividends on the Series E Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 4.74% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series E Preferred Stock on, among others, any dividend payment date on or after December 31, 2027. As of December 31, 2025, Santander was the sole holder of the Series E Preferred Stock.

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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Securities purchased under agreements to resell	$7,233,107	$7,151,510
Securities borrowed	1,406,560	980,720
Total	$8,639,667	$8,132,230

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	December 31, 2025	December 31, 2024
Securities sold under agreements to repurchase	$19,459,083	$16,302,948
Securities lending	1,311	—
Total	$19,460,394	$16,302,948

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

	December 31, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$27,629,073	$(20,395,965)	$7,233,108
Securities borrowed	1,406,559	—	1,406,559
Total	$29,035,632	$(20,395,965)	$8,639,667

	December 31, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$39,855,048	$(20,395,965)	$19,459,083
Securities lending	1,311	—	1,311
Total	$39,856,359	$(20,395,965)	$19,460,394
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 13. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2024
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,858,795	$(24,707,285)	$7,151,510
Securities borrowed	980,720	—	980,720
Total	$32,839,515	$(24,707,285)	$8,132,230

	December 31, 2024
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$41,010,233	$(24,707,285)	$16,302,948
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	December 31, 2025
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$20,925,933	$13,897,914	$4,274,638	$756,563	$39,855,048
Securities lending	1,311	—	—	—	1,311
Total	$20,927,244	$13,897,914	$4,274,638	$756,563	$39,856,359

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	December 31, 2025			December 31, 2024
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$20,706,654	$—	$20,706,654	$23,367,567	$—	$23,367,567
Residential agency MBS	17,670,968	—	17,670,968	15,896,929	—	15,896,929
Corporate and other securities	1,477,426	1,311	1,478,737	1,745,737	—	1,745,737
Total	$39,855,048	$1,311	$39,856,359	$41,010,233	$—	$41,010,233

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of December 31, 2025, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of December 31, 2025, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of December 31, 2025 and December 31, 2024, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $6.6 million and $7.5 million, respectively. The Company had $6.6 million and $6.2 million in cash and securities collateral posted to cover those positions as of December 31, 2025 and December 31, 2024, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reported in the same line item in the Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2030. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.4 billion of AFS debt securities, using the portfolio layer method.

NOTE 14. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Debt securities AFS (Note 2)	$1,472,679	$2,446,611	$27,321	$78,389

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

The last of the hedges is scheduled to expire in February 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of December 31, 2025, the Company estimated that approximately $9.4 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
December 31, 2025
Fair value hedges:
Interest rate swaps	3,750,000	17,229	3,666	1.60%	3.01%	2.36
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	$618,400	$158	$32	3.87%	3.49%	3.30
Pay variable - receive fixed interest rate swaps	14,300,000	62,704	22,903	3.41%	0.90%	1.22
Total	$18,668,400	$80,091	$26,601	3.06%	1.41%	1.52

December 31, 2024
Fair value hedges:
Cross-currency swaps	$18,766	$532	$137	4.97%	9.90%	2.83
Interest rate swaps	5,525,000	61,708	—	2.12%	3.45%	2.30
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	$4,280,700	$33,116	$75	2.20%	3.53%	2.32
Pay variable - receive fixed interest rate swaps	11,650,000	12,700	143,872	3.02%	2.00%	1.25
Total	$21,474,466	$108,056	$144,084	2.63%	2.68%	1.73

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

NOTE 14. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Mortgage banking derivatives:
Total mortgage banking risk management	$626,000	$601,000	$3,685	$9,329	$14,454	$26,777

Customer-related derivatives:
Swaps receive fixed	12,310,274	15,236,535	41,553	8,817	335,711	633,072
Swaps pay fixed	12,490,883	15,631,475	341,204	648,895	41,643	9,432
Other	10,006,193	8,976,013	136,413	65,124	134,512	64,461
Total customer-related derivatives	34,807,350	39,844,023	519,170	722,836	511,866	706,965

Other derivative activities:
Foreign exchange contracts	8,106,872	7,376,101	50,101	125,642	49,066	86,461
Interest rate swap agreements	100	100	5	5	—	—
Interest rate cap agreements	741,400	1,324,775	23	23,133	—	—
Options for interest rate cap agreements	741,400	1,324,775	—	—	23	23,133
TBA MBS forwards	23,256,301	22,740,381	17,543	132,331	1,504	20,170
Forward repos	—	19,422,844	—	—	—	—
Other	32,305,734	6,746,059	955	5,793	45,804	11,120

Total	$100,585,157	$99,380,058	$591,482	$1,019,069	$622,717	$874,626

NOTE 14. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Year ended December 31,
	Line Item	2025	2024	2023

Fair value hedges:
Cross-currency swaps	Net interest income	$(822)	$(363)	$(1,259)
Interest rate swaps	Net interest income	24,636	38,743	30,695
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	23,292	50,585	17,866
Pay variable receive-fixed interest rate swap	Interest income on loans	(141,243)	(302,689)	(445,892)
Interest rate floors	Interest income on loans	—	(46)	(436)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	2,862	(7,392)	(2,467)
Customer-related derivatives	Non interest income	53,845	(56,305)	7,814
Foreign exchange	Non interest income	(14,546)	109,763	24,177
Interest rate swaps, caps, and options	Non interest income	(3)	23,331	(35,343)
	Net interest income	(615)	(3,372)	—
Other	Non interest income	(340,061)	212,277	(24,833)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were gains of $119.6 million, $189.7 million and $250.6 million, net of tax, for the years ended December 31, 2025 ,2024 and 2023, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $10.9 million, $7.4 million and $10.5 million, net of tax, for the years ended December 31, 2025, 2024 and 2023, respectively.

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

NOTE 14. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Collateral Received (2)	Net Amount
December 31, 2025
Fair value hedges	$17,229	$—	$17,229	$(6,601)	$10,628
Cash flow hedges	62,862	—	62,862	(30,847)	32,015
Other derivative activities (1)	591,482	—	591,482	(40,844)	550,638
Total Derivative Assets	$671,573	$—	$671,573	$(78,292)	$593,281

December 31, 2024
Fair value hedges	$62,240	$—	$62,240	$(23,509)	$38,731
Cash flow hedges	45,816	—	45,816	(39,703)	6,113
Other derivative activities (1)	1,019,069	(5,145)	1,013,924	(238,021)	775,903
Total Derivative Assets	$1,127,125	$(5,145)	$1,121,980	$(301,233)	$820,747
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
December 31, 2025
Fair value hedges	$3,666	$—	$3,666	$—	$3,666
Cash flow hedges	22,935	—	22,935	(11,334)	11,601
Other derivative activities (1)	622,717	—	622,717	(18,475)	604,242
Total Derivative Liabilities	$649,318	$—	$649,318	$(29,809)	$619,509

December 31, 2024
Fair value hedges	$137	$—	$137	$—	$137
Cash flow hedges	143,947	—	143,947	(72,891)	71,056
Other derivative activities (1)	874,626	(5,145)	869,481	(29,281)	840,200
Total Derivative Liabilities	$1,018,710	$(5,145)	$1,013,565	$(102,172)	$911,393
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

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. At December 31, 2023, the beneficial interest in the Structured LLC was determined to be Level 2 based on observed market execution. As a result of moving further from the purchase date and observed market execution, the Company is relying on a DCF method going forward for valuation.The $1.1 billion beneficial interest in the Structured LLC transferred from Level 2 to Level 3 during the first quarter of 2024.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Financial assets:
U.S. Treasury securities	$706,403	$—	$—	$706,403	$304,440	$—	$—	$304,440
Corporate debt	—	—	—	—	—	13	—	13
ABS	—	945,297	—	945,297	—	748,033	—	748,033
Beneficial interest in Structured LLC	—	—	1,096,789	1,096,789	—	—	1,198,985	1,198,985
MBS	—	4,579,246	—	4,579,246	—	4,881,161	—	4,881,161
Investment in debt securities AFS (2)	$706,403	$5,524,543	$1,096,789	$7,327,735	$304,440	$5,629,207	$1,198,985	$7,132,632
Trading securities	3,538,749	11,896,614	173,404	15,608,767	2,150,785	8,165,771	6,267	10,322,823
Equity securities	—	—	992,138	992,138	—	—	—	—
RICs HFI (3)	—	—	4,870	4,870	—	—	9,039	9,039
LHFS (1)(4)	—	1,531,369	—	1,531,369	—	1,256,401	—	1,256,401
MSRs	—	—	79,526	79,526	—	—	90,958	90,958
Other assets - derivatives (2)	653	670,892	28	671,573	485	1,121,472	23	1,121,980
Total financial assets (5)	$4,245,805	$19,623,418	$2,346,755	$26,215,978	$2,455,710	$16,172,851	$1,305,272	$19,933,833
Financial liabilities:
Trading liabilities	3,727,918	274,433	—	4,002,351	2,220,496	240,117	—	2,460,613
Other liabilities - derivatives (2)	36	648,567	715	649,318	217	1,013,296	52	1,013,565
Total financial liabilities	$3,727,954	$923,000	$715	$4,651,669	$2,220,713	$1,253,413	$52	$3,474,178
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
(5) Approximately $2.3 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 9.0% of total assets measured at fair value on a recurring basis and approximately 1.4% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at December 31, 2025. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 15. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset accounted for at fair value for sold residential real estate loans serviced for others. At December 31, 2025 and December 31, 2024, the balance of these loans serviced for others was $6.6 billion and $7.4 billion, respectively. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Consolidated Statements of Operations.

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

Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Below is a sensitivity analysis of the most significant inputs utilized by the Company in the evaluation of residential MSRs:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.2 million and $4.3 million, respectively, at December 31, 2025.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.9 million and $5.6 million, respectively, at December 31, 2025.

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

NOTE 15. FAIR VALUE (continued)

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

Equity securities

The Company holds interests in nonmarketable equity investments through a U.K. Limited Partnership formed to invest in early-stage financial technology companies. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. In accordance with ASC 820, Fair Value Measurement, management uses all available information in making fair value estimates of these investments. Various valuation techniques are used for direct investments as appropriate for the nature of the security, including multiples of revenues of the entity, independent appraisals, and recent and anticipated financing and sale transactions with third parties. A multiple of revenue calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. In addition, the Company applies a liquidity discount factor to adjust for the inherent inability to convert the underlying investments in early-stage financial technology companies to cash quickly and at a minimal cost. A significant portion of the change in fair value in the fourth quarter of 2025 was based upon observable inputs from recent transactions.

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

NOTE 15. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for those assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	Year ended December 31, 2025							Year ended December 31, 2024
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total
Balances, beginning of period	$1,198,985	$9,039	$90,958	$(29)	$—	$6,267	$1,305,220	$—	$13,888	$94,266	$(596)	$—	$552	$108,110
Gain / (losses) in OCI	(73,544)	—	—	—	—	—	(73,544)	99,985	—	—	—	—	—	99,985
Gains/(losses) in earnings	—	—	(2,756)	(658)	187,606	(8,027)	176,165	—	—	6,112	567	—	710	7,389
Additions/Issuances	—	—	—	—	836,812	12,096	848,908	—	—	—	—	—	3,734	3,734
Transfers from Level 2	—	—	—	—	—	220,248	220,248	1,122,510	—	—	—	—	3,320	1,125,830
Settlements (1)	(28,652)	(4,169)	(8,676)	—	(32,280)	(57,180)	(130,957)	(23,510)	(4,849)	(9,420)	—	—	(2,049)	(39,828)
Balances, end of period	$1,096,789	$4,870	$79,526	$(687)	$992,138	$173,404	$2,346,040	$1,198,985	$9,039	$90,958	$(29)	$—	$6,267	$1,305,220
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$(2,756)	$(658)	$168,900	$(8,027)	$157,459	$—	$—	$6,112	$567	$—	$710	$7,389
(1)Settlements include charge-offs, prepayments, paydowns, sales, and maturities.

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

(in thousands)	Level 1	Level 2	Level 3	Balance at December 31, 2025	Level 1	Level 2	Level 3	Balance at December 31, 2024
Impaired commercial LHFI	$—	$213,159	$3,473	$216,632	$—	$208,820	$35,030	$243,850
Foreclosed assets	—	31,536	—	31,536	—	74,759	—	74,759
Vehicle inventory	—	378,882	—	378,882	—	348,603	—	348,603
LHFS	—	—	54,835	54,835	—	—	77,552	77,552
Auto loans impaired due to bankruptcy	—	168,371	—	168,371	—	148,053	—	148,053
Goodwill	—	—	2,766,665	2,766,665	—	—	2,766,665	2,766,665

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

		Year ended December 31,
(in thousands)	Statement of Operations Location	2025	2024	2023
Impaired LHFI	Credit loss expense / (benefit)	$(16,055)	$11,717	$16,166
Foreclosed assets	Miscellaneous income, net (1)	(10,791)	(3,983)	(298)
LHFS	Credit loss expense / (benefit)	9,102	—	4,021
LHFS	Miscellaneous income, net (1)	49	(1,998)	(2,231)
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	8,434	17,448	14,978
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at December 31, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,096,789	DCF	Discount spread	2.75% - 250.00% (13.78%)
			Loss estimate	0.00% - 81.33% (6.85%)
			Extension of loan(1)	48 or 60 months
Equity securities	992,138	Market comparable pricing	Liquidity discount	—% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (3.8x)
MSRs	79,526	DCF	CPR (2)	6.48% - 39.82% (7.07%)
			Discount rate (3)	9.22%
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
(1), (2), (3), (4) - See corresponding footnotes to the December 31, 2025 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	December 31, 2025					December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$14,373,816	$14,373,816	$14,373,816	$—	$—	$18,546,918	$18,546,918	$18,546,918	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	8,639,667	8,641,215	—	8,641,215	—	8,132,230	8,140,742	—	8,140,742	—
Investments in debt securities AFS	7,327,735	7,327,735	706,403	5,524,543	1,096,789	7,132,632	7,132,632	304,440	5,629,207	1,198,985
Investments in debt securities HTM	13,211,794	11,871,362	2,087,420	9,783,942	—	9,914,288	8,306,417	584,084	7,722,333	—
Trading securities	15,608,767	15,608,767	3,538,749	11,896,614	173,404	10,322,823	10,322,823	2,150,785	8,165,771	6,267
Equity and other investments (2)	997,138	997,138	—	5,000	992,138	5,000	5,000	—	5,000	—
LHFI, net	76,891,653	77,027,910	—	381,530	76,646,380	80,742,487	80,633,333	—	208,820	80,424,513
LHFS	1,586,204	1,586,204	—	1,531,369	54,835	1,333,953	1,333,953	—	1,256,401	77,552
Restricted cash	5,322,087	5,322,087	5,322,087	—	—	5,029,088	5,029,088	5,029,088	—	—
MSRs	79,526	79,526	—	—	79,526	90,958	90,958	—	—	90,958
Derivatives	671,573	671,573	653	670,892	28	1,121,980	1,121,980	485	1,121,472	23

Financial liabilities:
Deposits (1)	15,076,851	15,095,284	—	15,095,284	—	21,181,835	21,314,519	—	21,314,519	—
Federal funds purchased and securities loaned or sold under repurchase agreements	19,460,394	19,462,596	—	19,462,596	—	16,302,948	16,309,678	—	16,309,678	—
Trading liabilities	4,002,351	4,002,351	3,727,918	274,433	—	2,460,613	2,460,613	2,220,496	240,117	—
Borrowings and other debt obligations	37,102,112	37,746,509	—	34,363,936	3,382,573	44,010,910	44,327,760	—	38,394,469	5,933,291
Derivatives	649,318	649,318	36	648,567	715	1,013,565	1,013,565	217	1,013,296	52
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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At December 31, 2025, the fair value of the underlying collateral was $40.0 billion before netting of $20.4 billion, all of which was sold or re-pledged.

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

LHFS

At December 31, 2025 and December 31, 2024, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

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

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	December 31, 2025			December 31, 2024
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,531,369	$1,483,909	$47,460	$1,256,401	$1,230,119	$26,282
RICs HFI	4,870	4,870	—	9,039	9,039	—
Nonaccrual loans	13	13	—	83	83	—
(1) LHFS disclosed on the Consolidated Balance Sheets also includes $54.8 million and $77.6 million of LHFS valued on a non-recurring basis at December 31, 2025 and December 31, 2024, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES

The following table presents the details of the Company's non-interest income for the following periods:

	Year ended December 31,
(in thousands)	2025	2024	2023
Non-interest income:
Consumer and commercial fees	$487,095	$416,112	$349,357
Lease income	1,631,032	2,178,597	2,462,990
Capital markets and foreign exchange income	494,289	408,768	195,808
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	71,284	64,878	16,369
BOLI	63,869	64,811	68,479
Net gain on operating leases	14,610	69,057	66,313
Asset and wealth management fees	321,300	288,571	245,403
Loss on non-mortgage loans, net	(95,655)	(128,091)	(69,307)
Other miscellaneous income /(loss), net	338,494	17,505	(15,602)
Securities gains, net	154,705	224,459	145,039
Total non-interest income	$3,481,023	$3,604,667	$3,464,849
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Year ended December 31,
(in thousands)	2025	2024	2023
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$128,300	$126,157	$123,988
Commission and trailer fees (2)	318,822	274,828	227,100
Interchange income, net (2)	80,159	82,941	72,450
Underwriting service fees (2)	306,351	260,877	144,668
Asset and wealth management fees (2)	342,987	290,573	110,637
Other revenue from contracts with customers (2)	7,833	4,349	20,586
Total in-scope of revenue from contracts with customers	1,184,452	1,039,725	699,429
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	273,679	217,752	155,534
Lease income	1,631,032	2,178,597	2,462,990
Other miscellaneous income/(loss), net (3)	237,155	(55,866)	1,857
Securities gains, net	154,705	224,459	145,039
Total out-of-scope of revenue from contracts with customers	2,296,571	2,564,942	2,765,420
Total non-interest income	$3,481,023	$3,604,667	$3,464,849
(1) Primarily recorded in the Company's Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. NON-INTEREST INCOME AND OTHER EXPENSES (continued)

Other Expenses

The following table presents the Company's other expenses for the following periods:

	Year ended December 31,
(in thousands)	2025	2024	2023
Other expenses:
Amortization of intangibles	$34,896	$38,202	$39,477
Deposit insurance premiums and other expenses	69,391	66,506	140,221
Loss on debt extinguishment	—	32,871	—
Other administrative and miscellaneous expenses	432,686	499,648	404,025
Total Other expenses	$536,973	$637,227	$583,723

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

Pretax Income / (Loss) from Continuing Operations

The income from continuing operations before income tax expense in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2025	2024	2023

U.S.	$1,828,464	$955,513	$771,591
Foreign	13,067	15,125	15,165
Total income before income tax	$1,841,531	$970,638	$786,756

NOTE 17. INCOME TAXES (continued)

Income Taxes from Continuing Operations

The provision for income taxes in the Consolidated Statements of Operations is comprised of the following components:

	Year Ended December 31,
(in thousands)	2025	2024	2023

Current:
Foreign	$11,104	$15,125	$15,167
Federal	232,767	201,774	171,721
State	82,218	30,682	97,100
Total current	326,089	247,581	283,988

Deferred:
Foreign	—	—	—
Federal	(184,776)	(370,605)	(397,832)
State	55,060	16,263	(32,302)
Total deferred	(129,716)	(354,342)	(430,134)
Total income tax provision/(benefit)	$196,373	$(106,761)	$(146,146)

NOTE 17. INCOME TAXES (continued)

Reconciliation of Statutory and ETR

The following is a reconciliation of the U.S. federal statutory rate of 21.0% for the years ended December 31, 2025, 2024, and 2023, respectively, to the Company's ETR for each of the years indicated:

	Year Ended December 31,
	2025		2024		2023

US Federal statutory income tax rate	$386,722	21.0%	$203,835	21.0%	$165,218	21.0%
Tax credits	(259,383)	(14.1)%	(333,896)	(34.4)%	(361,701)	(46.0)%
Electric vehicle tax credits	(226,771)	(12.3)%	(276,248)	(28.5)%	(296,758)	(37.7)%
Low-income housing tax credits	(32,587)	(1.8)%	(26,800)	(2.8)%	(22,040)	(2.8)%
Punta Lima investment tax credit	—	—%	(18,970)	(2.0)%	—	—%
Research and development tax credits	—	—%	—	—%	(34,288)	(4.4)%
Production tax credits	—	—%	—	—%	(8,615)	(1.1)%
Other credits	(25)	—%	(11,878)	(1.1)%	—	—%
Nontaxable or nondeductible items	(15,911)	(0.8)%	2,730	0.3%	5,701	0.7%
BOLI	(13,484)	(0.7)%	(13,492)	(1.4)%	(14,271)	(1.8)%
Non-deductible FDIC insurance premiums	14,729	0.8%	11,250	1.2%	16,502	2.1%
Tax-exempt income	(5,594)	(0.3)%	(3,366)	(0.3)%	(2,302)	(0.3)%
Other	(11,562)	(0.6)%	8,338	0.8%	5,772	0.7%
Changes in valuation allowance	2,683	0.1%	—	—%	(17,436)	(2.2)%
State income taxes, net of federal effect	81,370	4.4%	17,845	1.8%	32,677	4.2%
Foreign tax effects	11,104	0.6%	15,125	1.6%	15,165	1.9%
Luxembourg tax	13,067	0.7%	15,125	1.6%	15,165	1.9%
Puerto Rico	(1,963)	(0.1)%	—	—%	—	—%
Changes in unrecognized tax benefit	5,715	0.3%	(6,332)	(0.7)%	18,422	2.3%
Other	(15,927)	(0.8)%	(6,068)	(0.6)%	(4,192)	(0.5)%

	$196,373	10.7%	$(106,761)	(11.0)%	$(146,146)	(18.6)%

Qualitative Disclosure for State Tax Expense

In 2025, 2024, and 2023 state and local income taxes in New York State, New York City, California, New Jersey, Florida and Massachusetts comprise the majority of the domestic state and local income taxes, net of federal effect category.

NOTE 17. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	At December 31,
(in thousands)	2025	2024
Deferred tax assets:

ALLL	$304,771	$320,503
Auto loan mark-to-market adjustment	254,307	150,231
Unrealized loss on available-for-sale securities	145,589	167,468
Unrealized loss on derivatives	—	25,050
Unrealized loss on AFS securities reclassified to HTM	33,248	39,618
Net operating loss carryforwards	42,160	51,007
ROU lease liability	137,235	141,008
Employee benefits	59,082	117,307
General business credit & other tax credit carryforwards	1,140,129	864,319
Depreciation and amortization	611,111	843,190
Deferred income	4,356	55,039
Other	75,889	91,853
Total gross deferred tax assets	2,807,877	2,866,593
Valuation allowance	(84,445)	(81,553)
Total deferred tax assets	2,723,432	2,785,040

Deferred tax liabilities:
Purchase accounting adjustments	49,058	56,468
Unrealized gain on derivatives	13,972	—
Originated MSRs	21,786	23,779
ROU lease asset	124,402	131,594
Auto lease transactions (1)	1,988,269	2,128,932
Other	146,186	79,958
Total gross deferred tax liabilities	2,343,673	2,420,731

Net deferred tax asset / (liability)	$379,759	$364,309
(1) The leasing transactions deferred tax liability is primarily related to accelerated tax depreciation on auto operating leases.

Due to jurisdictional netting, the net deferred tax asset of $379.8 million is classified on the balance sheet as a deferred tax asset included in Other assets.

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

Items considered in this evaluation include historical financial performance, the expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2025, the Company maintained a valuation allowance of $84.4 million, compared to $81.6 million as of December 31, 2024, related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired. The $2.9 million increase year-over-year was primarily driven by the valuation allowance against foreign tax credit.

The deferred tax asset realization analysis is updated at each quarter-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2025, the Company has recorded the following:

(in thousands)	Gross Deferred Tax Balance	Valuation Allowance	Final Expiration Year (1)

Net operating loss carryforwards	$2,182	$—	N/A
State net operating loss carryforwards	39,978	4,670	2044
General business credit carryforward	1,140,129	79,775	2045
Deferred tax timing differences	1,625,588	—	N/A
Total	$2,807,877	$84,445
(1) These will expire in varying amounts through the final expiration year.

The Company has not provided deferred income taxes of $28.8 million on approximately $112.1 million of SBNA's existing pre-1988 tax bad debt reserve at December 31, 2025, due to the indefinite nature of the recapture provisions. Certain rules under Section 593 of the IRC govern when the Company may be subject to tax on the recapture of the existing base year tax bad debt reserve, such as distributions by SBNA in excess of certain earnings and profits, the redemption of SBNA’s stock, or a liquidation. The Company does not expect any of those events to occur.

NOTE 17. INCOME TAXES (continued)

Changes in Liability Related to Uncertain Tax Positions

At December 31, 2025, the Company had reserves related to tax benefits from uncertain tax positions of $43.6 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total

Gross unrecognized tax benefits at January 1, 2023	$39,062	$7,920	$46,982
Additions based on tax positions related to 2023	15,903	50	15,953
Additions for tax positions of prior years	5,842	1,766	7,608
Reductions for tax positions of prior years	(19,566)	—	(19,566)
Gross unrecognized tax benefits at December 31, 2023	41,241	9,736	50,977
Additions based on tax positions related to 2024	1,354	—	1,354
Additions for tax positions of prior years	240	2,526	2,766
Reductions for tax positions of prior years	(11,985)	—	(11,985)
Gross unrecognized tax benefits at December 31, 2024	30,850	12,262	43,112
Additions based on tax positions related to the current year	4,748	426	5,174
Additions for tax positions of prior years	5,703	2,757	8,460
Reductions for tax positions of prior years	(3,976)	(1,364)	(5,340)
Gross unrecognized tax benefits at December 31, 2025	$37,325	$14,081	$51,406
Gross net unrecognized tax benefits that if recognized would impact the ETR at December 31, 2025	$37,325	$14,081

Less: Federal, state, and local income tax benefits			(7,848)
Net unrecognized tax benefit reserves			$43,558

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

NOTE 17. INCOME TAXES (continued)

Income Taxes Paid, net

	Year Ended December 31,
	2025	2024	2023

US Federal	$(11,700)	$(11)	$231,622

US State and Local
Massachusetts	*	36,259	*
Florida	10,800	*	23,500
New York	19,408	*	19,297
Pennsylvania	*	12,946	*
New Jersey	*	10,004	*
Maryland	*	5,883	*
Texas	7,598	*	*
Other	12,907	39,954	55,417
	50,713	105,046	98,214
Foreign
Luxembourg	27,742	10,613	312

Total	$66,755	$115,648	$330,148
*The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

NOTE 18. STOCK-BASED COMPENSATION

Certain employees of the Company are eligible to receive deferred compensation arrangements in the form of ADRs of Santander. Compensation expense related to ADRs is based on grant date fair value and recorded over the vesting period. Amounts related to stock compensation expense are not material to the Consolidated Statements of Operations.

NOTE 19. OTHER EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

The Company sponsors a defined contribution plan offered to qualifying employees. Participants may annually contribute up to 75% of their compensation on a pre-tax, Roth, and/or after-tax basis. Pre-tax and Roth contributions are subject to IRS limitations. The Company matching contribution is 100% of employee contributions up to 6% of eligible compensation that a participant contributes to the Plan. Matching contributions are made in cash and invested in accordance with the participant’s investment election. The Company match is immediately vested and is allocated to the employee’s various 401(k) plan investment options in the same percentages as the employee’s own contributions. The Company recognized expense for contributions to the 401(k) plan of $75.5 million, $56.2 million, and $62.4 million during 2025, 2024 and 2023, respectively, within the Compensation and benefits line on the Consolidated Statements of Operations.

Defined Benefit Plans and Other Post Retirement Benefit Plans

The Company sponsors several supplemental executive retirement plans and other unfunded post-retirement benefit plans that provide health care to certain retired employees. These plans are frozen and therefore closed to new entrants; the have plans ceased accruing benefits. The Company recognizes the funded status of its defined benefit pension plan and other post-retirement benefit plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, within Other liabilities on the Consolidated Balance Sheets. The Company has accrued liabilities of $20.4 million and $22.0 million related to these plans at December 31, 2025 and 2024, respectively. The net unfunded status related to the actuarially-valued defined benefit pension plan and other post-retirement plans was $8.1 million and $9.3 million at December 31, 2025 and 2024, respectively.

The Company sponsored a defined benefit pension plan that was terminated in 2024. The remaining obligations were settled in 2025, resulting in a loss of $20.5 million.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2025	December 31, 2024
	(in thousands)
Commitments to extend credit	$21,828,886	$24,202,682
Letters of credit	1,375,826	1,243,122
Recourse exposure on sold loans	4,320	5,669
Total commitments	$23,209,032	$25,451,473

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

Included within the reported balances for commitments to extend credit at December 31, 2025 and December 31, 2024 were $3.7 billion and $4.1 billion, respectively, of commitments that can be canceled by the Company without notice.

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

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guaranty. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at December 31, 2025 was 8.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2025 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at December 31, 2025. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of December 31, 2025 and December 31, 2024, the liability related to unfunded lending commitments was $52.5 million and $47.9 million, respectively.

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

Agreement or Legal Matter	Commitment or Contingency	December 31, 2025	December 31, 2024
		(in thousands)
MPLFA	Revenue-sharing and gain/(loss), net-sharing payments	$115	$6,000

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of December 31, 2025, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to SC’s RIC sale agreements is not expected to have a material adverse effect on the Company's or SC’s or SBNA's business, consolidated financial position, results of operations, or cash flows.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

Since November 2015, SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of December 31, 2025 and December 31, 2024 not subject to a market price check was zero.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Contingent Liabilities

The Company entered into employment contracts in which the Company agreed to make guaranteed payments totaling $96.2 million, provided that certain employees remained employed with the Company. These payments include cash and ADRs of Santander to be paid as follows:

2026	$47,933
2027	23,827
2028	18,096
2029	6,287
2030	94
Total	$96,237

The Company had no other material amounts related to deferred compensation at December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the Company accrued aggregate legal and regulatory liabilities of approximately $16.0 million and $18.8 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $37.6 million and $38.6 million as of December 31, 2025 and December 31, 2024, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former service provider to SC that provided a guaranteed asset protection debt insurance program, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending. On June 18, 2025, the court of appeals responded by issuing an opinion affirming the trial court's judgment, finding that SC's trial counsel did not properly preserve its objections to jury charges for appeal. After reviewing SC's petition for review and EFG's response, the Texas Supreme Court has ordered a briefing on the merits, indicating the court may accept the appeal. SC filed its opening brief and EFG filed its response. SC moved for an extension to file its reply, which is now due March 16, 2026.

This matter is ongoing and could in the future result in the imposition of damages, fines, or other penalties. No assurance can be given that the ultimate outcome of this matter or any resulting proceedings would not materially and adversely affect the Company's business, financial condition, and results of operations.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

On September 24, 2025, the Company acquired Investment Holdings 1857, S.L.'s interest in a U.K. Limited Partnership which is consolidated and presented within its Consolidated Financial Statements. The Company issued debt to Santander in support of this transaction disclosed in Note 10 to these Consolidated Financial Statements.

Mezzanine and Stockholder's Equity

Refer to Note 12 of these Consolidated Financial Statements for activities related to the Company's common and preferred stock wholly owned by Santander. The Company did not receive any capital contributions from Santander in 2025, 2024, or 2023.

During the year ended December 31, 2025, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $176.7 million and declared additional dividends of $44.2 million that were paid in the fourth quarter of 2025.

Letters of Credit and other Credit Facilities

In the normal course of business, SBNA provides letters of credit and standby letters of credit to affiliates. During the years ended December 31, 2025 and 2024, the average unfunded balance outstanding under these commitments was $233.9 million and $175.8 million, respectively. BSI also provides standby letters of credit to affiliates. As of December 31, 2025 and 2024, the outstanding balance under these commitments was $469.2 million and $393.4 million, respectively. Santander's New York branch also provides standby letters of credit to the Bank. As of December 31, 2025, and 2024, no amounts have been drawn under these standby letters of credit.

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At December 31, 2025, SHUSA had $4.0 billion in uncommitted available liquidity, of which it had drawn zero.

Debt and Other Securities

The Company and its subsidiaries have various debt agreements with affiliates, including Santander. For a listing of these debt agreements, see Note 10 to these Consolidated Financial Statements.

Derivatives

As of December 31, 2025 and 2024, the Company has entered into derivative agreements with Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure with notional values of $43.7 billion and $47.4 billion, respectively.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

Loans to Officers and Directors

In the ordinary course of business, we may provide loans to our executive officers and directors, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company are priced at up to a 0.25% discount to market as part of a widely-available employee benefit program but contain no other terms than terms available in comparable transactions with non-employees. The 0.25% discount is discontinued when an employee terminates his or her employment with the Company. The outstanding balance of these loans as of December 31, 2025 and 2024 was $1.3 million and $0.3 million, respectively.

Deposit and checking accounts

At December 31, 2025, affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $347.0 million and $256.9 million as of December 31, 2025 and December 31, 2024, respectively.

SHUSA and SBNA Service Agreements

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. The following agreements do not eliminate in consolidation:
•NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Company to provide procurement services, with fees paid in the amount of $10.3 million in 2025, $12.3 million in 2024 and $11.9 million in 2023. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations. There were no material payables in connection with this agreement in 2025 or 2024.
•Santander Global Technology and Operations S.L. and Santander Global Technologies Mexico are under contract with the Company to provide professional services, IT development, support, and administration, with fees for these services paid in the amount of $82.7 million in 2025, $121.9 million in 2024 and $139.3 million in 2023. There were no material payables in connection with this agreement in 2025 or 2024.
•Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Company to provide administrative services and back-office support for SBNA’s derivative, foreign exchange and hedging transactions and programs. Fees were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in the amounts of $1.2 million in 2025, $4.0 million in 2024 and $8.4 million in 2023. There were no material payables in connection with this agreement in 2025 or 2024. The fees related to this agreement are recorded in Technology, outside service, and marketing expense in the Consolidated Statements of Operations.
•During the years ended December 31, 2025, 2024 and 2023, the Company paid $23.0 thousand, $0.2 million, $1.0 million to Santander for the development and implementation of global projects as part of internal expense allocation. There were no material payables in connection with this agreement in 2025 or 2024.
•Open Digital Services, SL, a Santander affiliate, is under contract with the Company to provide development support and services in connection with the Company's Openbank platform. During the years ended December 31, 2025, 2024 and 2023, the Company paid $19.9 million, $43.0 million and $20.7 million, respectively, in connection with this agreement. There were no material payables at December 31, 2025 and 2024 in connection with this agreement in 2025 or 2024.
•SBNA and SanCap entered into an agreement with Santander's New York branch under which the three entities have been operating under a 'one CIB' model in the U.S. where certain risk management, project management and reporting functions are performed in centralized teams for the benefit of CIB. Further, CIB leverages cross-function reporting, resulting in certain employees providing services outside their legal entity of employment. The transactions between SBNA and SanCap eliminate in consolidation. The transactions involving Santander's New York branch do not eliminate and for the years ended December 31, 2025, 2024, and 2023, SBNA paid total fees net of fees received, of $26.7 million, $24.4 million and $15.0 million, which the Company recognized within Miscellaneous income, net in the Consolidated Statements of Operations. At December 31, 2025 and 2024, the Company had a net receivable from Santander's New York branch of $16.1 million and $13.3 million in connection with this agreement.
•In 2025, SanCap received service fees, net of $90.0 million in connection with services provided to Santander's New York branch in connection with its U.S. banking business. At December 31, 2025, SanCap had receivables in connection with these services of $19.8 million.

NOTE 21. RELATED PARTY TRANSACTIONS (continued)

•In the fourth quarter of 2022, the Company entered into an office rental agreement for shared space at 437 Madison Avenue, New York, New York for which the Company recorded straight-line rent expense of $15.7 million for the year ended December 31, 2025. A majority of this amount is eliminated within consolidated entities. Approximately $6.6 million for the year ended December 31, 2025 was assigned to Santander for space utilized by Santander's New York branch employees and receivable at December 31, 2025. There were no material receivable amounts related to this agreement at December 31, 2025.

U.S. Auto related-party transactions

During the year ended December 31, 2025, the Company had a committed revolving credit agreement with Santander's New York branch with a commitment amount of $2.0 billion. The amounts of interest expense, including unused fees, related to this agreement was negligible to the overall results of the Company and Santander.

On March 2, 2022, the Company purchased an equity investment in AutoFi, a privately held corporation that provides technology solutions to the auto industry, including services to online auto marketplaces, auto dealers, and auto lenders, including SC. The investment consisted of $22.9 million of common stock purchased from existing shareholders and $41.1 million of preferred shares of a new series issuance, for a $64.0 million total, resulting in the Company holding approximately 9.4% of the total equity shares of AutoFi. The Company did not obtain voting rights for its shares; however, it was granted one seat on AutoFi’s Board of Directors (now consisting of 6 voting members including SHUSA). During the years ended December 31, 2025, 2024 and 2023, the Company recorded approximately $5.0 million, $10.0 million and $6.0 million in impairments on this investment.

Repurchase Agreements and Securities Trading

During the year ended December 31, 2025, SanCap entered into intercompany repurchase agreements and securities trading with Santander and its affiliates. The gross principal amount outstanding on repurchase and reverse repurchase agreements, which do not eliminate in consolidation, was $1.2 billion and $21.5 million, respectively, at December 31, 2025. During the year ended December 31, 2025, the amount of income/expense related to these accounts was negligible to the overall results of the Company and Santander.

Employee Services Agreements

The Company has agreements with and between its consolidated entities under which certain employees provide services, including HR, IT, legal, compliance, accounting, and other services across entities. Intercompany revenues and expenses for these services eliminate in consolidation. In addition to those noted above, other subsidiaries of the Company have entered into or were subject to various agreements with Santander or its affiliates. Those agreements include the following:

•BSI enters into transactions with affiliated entities in the ordinary course of business. During the year ended December 31, 2025 and 2024, BSI had loan participations outstanding with recourse to Santander of $45.0 million and $210.0 million, respectively. As of December 31, 2025, BSI had deposits with unconsolidated affiliates of $2.4 million. BSI had short-term borrowings with unconsolidated affiliates of $692.3 million at December 31, 2025, compared to $752.3 million as of December 31, 2024. BSI had deposits from unconsolidated affiliates of $13.2 million and $18.8 million as of December 31, 2025 and 2024, respectively. BSI also leases space from affiliated entities that eliminate in consolidation.
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

The minimum U.S. regulatory capital ratios for banks under Basel III are 4.5% for the CET1 capital ratio, 6.0% for the Tier 1 capital ratio, 8.0% for the total capital ratio, and 4.0% for the leverage ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6.5% for the CET1 capital ratio, 8.0% for the Tier 1 capital ratio, 10.0% for the total capital ratio, and 5.0% for the leverage ratio. At December 31, 2025 and 2024, SBNA met the well-capitalized capital ratio requirements.

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

The Federal Reserve has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

Any dividend declared and paid or return of capital has the effect of reducing capital ratios. During 2025, 2024, and 2023, the Company paid common stock cash dividends to Santander of $1.4 billion, $1.1 billion and $3.0 billion, respectively, and preferred stock cash dividends to Santander of $176.7 million, $176.9 million, and $90.8 million, respectively. During 2025 SBNA paid $1.4 billion of dividends to SHUSA. In 2024, and 2023, SBNA did not pay dividends to SHUSA, excluding $160.0 million and $420 million of dividends paid by BSI to SHUSA in 2024 and 2023, respectively, prior to the October 1, 2025 reorganization of BSI as a wholly-owned subsidiary of SBNA.

During 2025 and 2024, the Company did not issue any preferred stock. During 2023, the Company issued $1.0 billion of Series F Preferred Stock and $500 million of Series G Preferred Stock. Refer to Note 12 of the Consolidated Financial Statements for further discussion of these transactions.
The following schedule summarizes the actual capital balances of SBNA and SHUSA at December 31, 2025 and 2024:

	REGULATORY CAPITAL
(Dollars in thousands)	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2025(1):
Regulatory capital	$13,115,216	$13,115,216	$13,911,413	$13,115,216
Capital ratio	20.74%	20.74%	22.00%	12.61%
SHUSA at December 31, 2025(1):
Regulatory capital	$13,500,383	$15,500,383	$17,775,518	$15,500,383
Capital ratio	12.57%	14.43%	16.55%	9.19%

	CET 1 Capital Ratio	Tier 1 Capital Ratio	Total Capital Ratio	Leverage Ratio

SBNA at December 31, 2024(1)(2):
Regulatory capital	$13,077,980	$13,077,980	$13,934,047	$13,077,980
Capital ratio	19.21%	19.21%	20.47%	11.83%
SHUSA at December 31, 2024(1):
Regulatory capital	$13,723,689	$15,838,682	$18,176,680	$15,838,682
Capital ratio	12.71%	14.66%	16.83%	9.27%
(1) Capital ratios calculated under CECL transition provisions permitted by the CARES Act.
(2) Regulatory capital ratios have been restated for the October 1, 2025 reorganization of BSI as a wholly-owned subsidiary of SBNA effective January 1, 2024.

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

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$6,478,196	$2,947,064	$877,957	$1,442,314	$2,878,619	$338,107	$(2,525,599)	$12,436,658
Interest expense	2,692,440	1,471,187	538,123	956,846	2,610,650	158,148	(1,943,601)	6,483,793
Fees and other income	135,868	273,642	68,671	78,068	722,658	561,939	9,145	1,849,991
Lease income	1,631,032	—	—	—	—	—	—	1,631,032
Credit loss expense / (benefit)	1,717,774	(18,726)	(19,908)	(14,419)	(6,494)	—	(2,303)	1,655,924
Lease expense	1,312,125	—	—	—	668	—	(1)	1,312,792
General, administrative and other expenses	1,191,839	1,558,654	197,309	147,914	860,681	285,494	381,750	4,623,641
Income/(loss) before income taxes	1,330,918	209,591	231,104	430,041	135,772	456,404	(952,299)	1,841,531
Total assets	55,593,609	8,267,146	3,698,855	22,680,171	31,645,895	9,009,914	33,676,531	164,572,121
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 23. BUSINESS SEGMENT INFORMATION (continued)

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2024	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$6,413,954	$2,936,379	$988,260	$1,535,054	$3,886,217	$369,368	$(2,663,096)	$13,466,136
Interest expense	2,764,998	1,466,385	632,687	1,034,675	3,767,155	156,951	(1,934,273)	7,888,578
Fees and other income	71,853	139,054	66,264	75,983	661,712	324,807	86,397	1,426,070
Lease income	2,178,597	—	—	—	—	—	—	2,178,597
Credit loss expense / (benefit)	1,955,368	18,447	(66,184)	69,767	(37,540)	—	(2,739)	1,937,119
Lease expense	1,707,582	—	—	—	611	—	—	1,708,193
General, administrative and other expenses	1,344,385	1,422,392	190,269	141,589	833,936	279,905	353,799	4,566,275
Income/(loss) before income taxes	892,071	168,209	297,752	365,006	(16,233)	257,319	(993,486)	970,638
Total assets	60,421,685	9,505,643	3,740,417	23,265,209	25,351,991	7,570,085	35,393,720	165,248,750
(1) Refer to corresponding notes above.

Year ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
December 31, 2023	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$5,877,997	$2,686,685	$942,533	$1,339,814	$3,656,939	$359,661	$(2,508,539)	$12,355,090
Interest expense	2,221,373	1,075,055	619,659	891,395	3,455,437	94,013	(1,877,190)	6,479,742
Fees and other income	17,540	259,680	55,507	24,813	365,336	256,272	22,711	1,001,859
Lease income	2,462,916	—	70	—	4	—	—	2,462,990
Credit loss expense / (benefit)	1,798,268	301,884	(23,299)	176,183	(20,666)	205	(6,137)	2,226,438
Lease expense	1,922,213	—	—	—	3,066	—	—	1,925,279
General, administrative and other expenses	1,350,735	1,462,285	260,759	135,240	626,271	279,427	287,007	4,401,724
Income/(loss) before income taxes	1,065,864	107,141	140,991	161,809	(41,829)	242,288	(889,508)	786,756
Total assets	61,712,224	12,085,496	5,129,520	23,616,225	26,416,104	7,576,807	28,436,198	164,972,574
(1) Refer to corresponding notes above.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	At December 31,
	2025	2024
	(in thousands)
Assets
Cash and cash equivalents	$2,874,193	$3,833,795
Other investment securities	122,304	93,811
Loans to bank subsidiaries	—	550,000
Loans to non-bank subsidiaries	5,746,088	5,685,838
Investment in subsidiaries:
Bank subsidiaries	14,170,805	9,784,600
Non-bank subsidiaries (1)	7,592,429	10,652,590
Premises and equipment, net	54,460	41,116
Equity method investments	5,964	4,716
Restricted cash	142,543	67,313
Deferred tax assets, net	144,957	33,737
Other assets	750,357	563,849
Total assets	$31,604,100	$31,311,365
Liabilities and stockholder's equity
Borrowings and other debt obligations	$12,823,457	$13,000,039
Borrowings from non-bank subsidiaries	154,018	155,667
Deferred tax liabilities, net	—	2,180
Other liabilities	681,918	477,952
Total liabilities	13,659,393	13,635,838
Mezzanine equity	2,000,000	2,000,000
Stockholder's equity	15,944,707	15,675,527
Total liabilities, mezzanine, and stockholder's equity	$31,604,100	$31,311,365
(1) At both December 31, 2025 and December 31, 2024, the Company had $945.9 million of goodwill attributable to the Auto reporting unit.

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS)

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Dividends from bank subsidiary	$1,380,000	$160,000	$420,000
Dividends from non-bank subsidiaries	500,000	1,000,000	1,758,963
Interest income	375,619	407,637	288,045
Income/(expense) from equity method investments	196	10	37
Other income	366,992	330,939	111,283
Total income	2,622,807	1,898,586	2,578,328
Interest expense	728,279	651,095	484,058
Other expense	784,844	666,822	318,472
Total expense	1,513,123	1,317,917	802,530
Income before income taxes and equity in net income/(loss) less dividends from subsidiaries	1,109,684	580,669	1,775,798
Income tax benefit	(141,483)	(158,606)	(168,423)
Income/(loss) before equity in net income/(loss) less dividends from subsidiaries	1,251,167	739,275	1,944,221
Equity in net income/(loss) less dividends from bank subsidiaries	10,957	541,960	(27,186)
Equity in net income/(loss) less dividends from non-bank subsidiaries	383,034	(203,836)	(984,133)
Net income/(loss)	1,645,158	1,077,399	932,902
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	108,660	182,349	261,145
Net unrealized gains/(losses) recognized on investment securities	60,639	160,205	6,021
Other	14,842	5,314	3,289
Total other comprehensive gain/(loss)	184,141	347,868	270,455
Comprehensive income/(loss)	$1,829,299	$1,425,267	$1,203,357

NOTE 24. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	For The Year Ended December 31,
	2025	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$1,645,158	$1,077,399	$932,902
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred tax (benefit)/expense	(113,590)	(29,764)	35,113
Equity in net (income)/loss less dividends from subsidiaries:
Bank subsidiaries (1)	(10,957)	(541,960)	27,186
Non-bank subsidiaries (2)	(383,034)	203,836	984,133
Depreciation, amortization, and accretion	51,459	48,570	38,154
Other operating activities, net	(485)	218,380	(342,488)
Net cash provided by/(used in) operating activities	1,188,551	976,461	1,675,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of other investments	11,120	—	—
Purchases of other investments	(69,929)	(43,599)	(4,538)
Net capital returned from/(contributed to) subsidiaries	13,858	(2,826)	(140,415)
Originations of loans to subsidiaries (3)	(37,998,550)	(40,676,600)	(25,008,600)
Repayments of loans by subsidiaries (3)	38,488,300	40,175,225	23,312,075
Outlays for business acquisitions	(808,419)	—	—
Proceeds from business divestitures	—	74,543	—
Purchases of premises and equipment	(23,313)	(12,392)	(13,058)
Other investing activities, net	41,577	—	—
Net cash (used in)/provided by investing activities	(345,356)	(485,649)	(1,854,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Parent Company debt obligations	(3,033,578)	(1,500,000)	—
Net proceeds received from Parent Company debt obligations	2,843,589	3,237,638	1,991,615
Net change in borrowings from non-bank subsidiaries	(1,649)	(2,127)	3,935
Dividends paid on preferred stock	(176,700)	(176,927)	(90,774)
Dividends paid on common stock	(1,355,000)	(1,125,000)	(3,000,000)
Proceeds from business divestitures, net of tax	—	51,278	—
Preferred stock offering	—	—	1,500,000
Other financing activities, net	(4,229)	—	—
Net cash (used in)/provided by financing activities	(1,727,567)	484,862	404,776
Net (decrease)/increase in cash, cash equivalents, and restricted cash	(884,372)	975,674	225,240
Cash, cash equivalents, and restricted cash at beginning of period	3,901,108	2,925,434	2,700,194
Cash, cash equivalents, and restricted cash at end of period (4)	$3,016,736	$3,901,108	$2,925,434

(1) Amounts for the years ended December 31, 2025, 2024, and 2023 exclude dividends from Bank subsidiaries of $1.4 billion, $160.0 million, and $420.0 million, respectively.
(2) Amounts for the years ended December 31, 2025, 2024, and 2023 exclude dividends from non-bank subsidiaries of $500.0 million, $1.0 billion, and $1.8 billion, respectively.
(3) Amounts for the years ended December 31, 2024 and 2023 exclude non-cash loan renewals of $500.0 million and $1.0 billion respectively. There were no non-cash loan renewals for the year ended December 31, 2025.
(4) Amounts for the years ended December 31, 2025, 2024, and 2023 include cash and cash equivalents balances of $2.9 billion, $3.8 billion, and $2.9 billion, respectively, and restricted cash balances of $142.5 million, $67.3 million, and $66.8 million, respectively.

NOTE 25. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Interest paid	$6,661,413	$7,952,547	$6,178,880

NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$(1,176)	$50,069	$54,416
Loans transferred from/(to) LHFI (from)/to LHFS, net	39,397	578,118	768,655
Transfer of financial interest in a VIE - Loans	244,693	1,290,891	347,443
Transfer of financial interest in a VIE - Borrowings	153,572	1,105,745	293,044
Unsettled purchases of investment securities	168,975	18,488	17,744
AFS investment securities transferred to HTM investment securities	—	3,882	—
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	1,155,478	53,050	—
Leased vehicle vendor rebate receivable	228,991	—	—

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

As of December 31, 2025, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in "Internal Control - Integrated Framework" (the 2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
PricewaterhouseCoopers LLP, our independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the aggregate, all the transactions described above resulted in gross revenues and net profits in the year ended December 31, 2025 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above.

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

Omitted.

ITEM 13 - RELATED PARTY TRANSACTIONS

Omitted.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following table set forth the aggregate fees for services rendered, for the fiscal year ended December 31, 2025 by our principal accounting firm, PricewaterhouseCoopers LLP.

Fiscal Year Ended December 31, 2025(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$10,823	$5,601	$2,360	$18,784
Audit-Related Fees (3)	1,454	400	—	1,854
Tax Fees (4)	100	225	—	325
All Other Fees (5)	2	—	—	2
Total Fees (6)	$12,379	$6,226	$2,360	$20,965
(1) Represents proposed fees approved by the Audit Committee.
(2) Audit fees include fees associated with the annual audit of financial statements and the audit of internal control over financial reporting, reviews of the interim financial statements included in quarterly reports and statutory/subsidiary audits, consent to use the Company's report in connection with various documents filed with the SEC and comfort letters issued to underwriters for securities offerings.
(3) Audit-related fees principally include attestation and agreed-upon procedures which address accounting, reporting and control matters.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.
(6) Total fees exclude $680.0 million for sustainability assurance engagements provided for Santander.

The following table set forth the aggregate fees for services rendered for the fiscal year ended December 31, 2024.

Fiscal Year Ended December 31, 2024(1)	Parent Company and SBNA	SC	All Other Entities	Total
	(in thousands)
Audit Fees (2)	$9,926	$6,050	$2,179	$18,155
Audit-Related Fees (3)	915	588	280	1,783
Tax Fees (4)	100	225	—	325
All Other Fees(5)	2	—	—	2
Total Fees (6)	$10,943	$6,863	$2,459	$20,265
(1) Audit fees for 2024 have been adjusted to reflect amounts billed in 2025 related to 2024 audits.
(2) Audit fees include fees associated with the annual audit of financial statements and the audit of internal control over financial reporting, reviews of the interim financial statements included in quarterly reports and statutory/subsidiary audits, consent to use the Company's report in connection with various documents filed with the SEC and comfort letters issued to underwriters for securities offerings.
(3) Audit-related fees principally include attestation and agreed-upon procedures which address accounting, reporting and control matters.
(4) Tax fees include tax compliance, tax advice and tax planning.
(5) All other fees are fees for any services not included in the first three categories.
(6) Total fees exclude $790.0 million for sustainability assurance engagements provided for Santander.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2025, SHUSA’s Audit Committee pre-approved 100% of audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. Pre-approval was generally provided by the Audit Committee for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2025.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	March 2, 2026	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	March 2, 2026	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Christiana Riley Christiana Riley	Director, President Chief Executive Officer (Principal Executive Officer)	March 2, 2026

/s/ Juan Carlos Alvarez de Soto Juan Carlos Alvarez de Soto	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 2, 2026

/s/ David L. Cornish David L. Cornish	Executive Vice President Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 2, 2026

/s/ T. Timothy Ryan, Jr. T. Timothy Ryan Jr.	Director Chairman of the Board	March 2, 2026

/s/ Javier Maldonado Javier Maldonado	Director	March 2, 2026

/s/ Ana Botin Ana Botin	Director	March 2, 2026

/s/ Alan Fishman Alan Fishman	Director	March 2, 2026

/s/ Juan Guitard Juan Guitard	Director	March 2, 2026

/s/ Edith Holiday Edith Holiday	Director	March 2, 2026

/s/ Paula Madoff Paula Madoff	Director	March 2, 2026

/s/ Guy Moszkowski Guy Moszkowski	Director	March 2, 2026

/s/ Tina Chan Reich Tina Chan Reich	Director	March 2, 2026

/s/ Laura Rogers Laura Rogers	Director	March 2, 2026

/s/ Jose Linares Jose Linares	Director	March 2, 2026

/s/ William Muir William Muir	Director	March 2, 2026

/s/Mark Werner Mark Werner	Director	March 2, 2026