Form 10-Q
period 2026-03-31
Santander Holdings USA, Inc.
filed 2026-05-04
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
Number of shares of common stock outstanding at April 30, 2026: 530,391,043 shares

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
•risks SHUSA faces implementing its growth strategy, including SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people, successfully complete and integrate mergers and acquisitions, and raise capital necessary to achieve its business goals and comply with regulatory requirements; including, without limitation, the proposed acquisition of Webster by Santander and merger of Webster Bank into SBNA
•SHUSA’s ability to effectively manage its capital and liquidity, including non-objection to its capital plans by its regulators and its subsidiaries' ability to continue to pay dividends to it;
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
•local, regional or global geopolitical tensions and hostilities, including acts of terrorism or domestic or foreign military conflicts and escalations of hostilities; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2025.

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

ABS: Asset-backed securities	FHLMC: Federal Home Loan Mortgage Corporation
ACL: Allowance for credit losses	FICO®: Fair Isaac Corporation credit scoring model
AFS: Available-for-sale	FNMA: Federal National Mortgage Association
ALLL: Allowance for loan and lease losses	FRB: Federal Reserve Bank
AOCI: Accumulated other comprehensive income	FVO: Fair value option
ASC: Accounting Standards Codification	GAAP: Accounting principles generally accepted in the United States of America
ASU: Accounting Standards Update	GDP: Gross domestic product
BHC: Bank holding company	GNMA: Government National Mortgage Association
BOLI: Bank-owned life insurance	HFI: Held-for-investment
BSI: Banco Santander International	HFS: Held-for-sale
C&I: Commercial and Industrial Banking	HPI: Housing Price Index
CBB: Consumer and Business Banking	HTM: Held-to-maturity
CD: Certificate of deposit	IDI: Insured depository institution
CECL: Current expected credit losses as defined by FASB ASC Topic 326	ISDA: International Swaps and Derivatives Association, Inc.
CEO: Chief Executive Officer	IT: Information technology
CET1: Common equity Tier 1	LGD: Loss given default
CEVF: Commercial equipment vehicle financing	LHFI: Loans held for investment
CFPB: Consumer Financial Protection Bureau	LHFS: Loans held for sale
CFO: Chief Financial Officer	LIHTC: Low income housing tax credit
CFTC: Commodity Futures Trading Commission	LTV: Loan-to-value
CIB: Corporate and Investment Banking	MBS: Mortgage-backed securities
CLTV: Combined loan-to-value	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
Company: Santander Holdings USA, Inc.	Moody’s: Moody's Investors Service, Inc.
CPR: Constant prepayment rate	MSR: Mortgage servicing right
CRA: Community Reinvestment Act	MVE: Market value of equity
CRE: Commercial real estate	NCO: Net charge-off
DCF: Discounted cash flow	NMDs: Non-maturity deposits
DOJ: Department of Justice	NPL: Non-performing loan
DPD: Days past due	OBBBA - One Big Beautiful Bill Act
DRIVE: Drive Auto Receivables Trust, a securitization platform	OCC: Office of the Comptroller of the Currency
DTI: Debt-to-income	OCI: Other comprehensive income
EAD: Exposure at default	OIS: Overnight indexed swap
Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD	OREO: Other real estate owned
EFG: Enterprise Financial Group	Parent Company: The parent holding company of SBNA and other consolidated subsidiaries
EIR: Effective interest rate
PCD: Purchased credit deteriorated; loans obtained more than 90 days after origination date for which the Company was not involved in the origination and as of the acquisition date have experienced a more-than-insignificant credit deterioration in credit quality since origination

ETR: Effective tax rate	PD: Probability of default
Evaluation Date: March 31, 2026	PSL: Purchased seasoned loans: loans either purchased or initially recognized through the consolidation of a variable interest entity
Exchange Act: Securities Exchange Act of 1934, as amended	RIC: Retail installment contract
FASB: Financial Accounting Standards Board	ROU: Right-of-use
FDIA: Federal Deposit Insurance Corporation Improvement Act	RV: Recreational vehicle
FDIC: Federal Deposit Insurance Corporation	S&P: Standard & Poor's
Federal Reserve: Board of Governors of the Federal Reserve System	SanCap: Santander US Capital Markets LLC
FHLB: Federal Home Loan Bank	Santander: Banco Santander, S.A.

SBALT: SBNA Auto Lease Trust	SSLLC: Santander Securities LLC
SBNA or the Bank: Santander Bank, National Association
Structured LLC: Structured limited liability company established by the FDIC to hold and service a portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure

SC: Santander Consumer USA Holdings Inc. and its subsidiaries	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
SCARF: Santander Consumer Auto Receivables Funding	TLAC: Total loss-absorbing capacity
SCART: Santander Consumer Auto Receivables Trust	Transaction Agreement: Transaction Agreement dated as of February 3, 2026 among Webster, Santander and Webster Virginia
SCF: Statement of cash flows	Trusts: Securitization trusts
SDART: Santander Drive Auto Receivables Trust	UK Limited Partnership: SHUSA's investment in a United Kingdom limited partnership formed to invest in early-stage financial technology companies.
SDGT: Specially Designated Global Terrorist	UPB: Unpaid principal balance
SEC: Securities and Exchange Commission	VIE: Variable interest entity
Securities Act: Securities Act of 1933, as amended	VOE: Voting interest entity
Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements	Webster: Webster Financial Corporation, parent of Webster Bank
SHUSA: Santander Holdings USA, Inc.	Webster Bank: A retail and commercial bank headquartered in Stamford, Connecticut
SOFR: Secured overnight financing rate	Webster Virginia: Webster Virginia Corporation, a direct, wholly-owned subsidiary of Webster
SPE: Special purpose entity	YTD: Year-to-date

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$15,378,595	$14,373,816
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,076,054	8,639,667
Investment securities:
AFS at fair value (amortized cost of $7,555,303 and $7,956,281 as of March 31, 2026 and December 31, 2025, respectively)	6,915,135	7,327,735
Trading securities	17,534,262	15,608,767
HTM (fair value of $11,900,860 and $11,871,362 as of March 31, 2026 and December 31, 2025, respectively)	13,284,241	13,211,794
Other investments	2,565,171	2,567,434
LHFI (1)	83,281,327	82,891,309
ALLL	(5,954,321)	(5,999,656)
Net LHFI(5)	77,327,006	76,891,653
LHFS (2)	1,617,810	1,586,204
Premises and equipment, net (3)	916,072	936,291
Operating lease assets, net (5)(6)	7,253,905	8,357,063
Goodwill	2,766,665	2,766,665
Intangible assets, net	207,864	214,027
BOLI	2,055,523	2,056,456
Restricted cash (5)	6,094,527	5,322,087
Other assets (4) (5)	5,095,351	4,712,462
TOTAL ASSETS	$168,088,181	$164,572,121
LIABILITIES
Accounts payables and accrued expenses	$7,194,797	$6,042,405
Deposits and other customer accounts	81,207,311	78,977,702
Federal funds purchased and securities loaned or sold under repurchase agreements	21,305,562	19,460,394
Trading liabilities	3,609,135	4,002,351
Borrowings and other debt obligations (5)	35,367,551	37,102,112
Advance payments by borrowers for taxes and insurance	179,083	146,853
Other liabilities (5)	970,849	895,597
TOTAL LIABILITIES	149,834,288	146,627,414
Commitments and contingencies (Note 14)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both March 31, 2026 and December 31, 2025, respectively)	17,289,649	17,307,470
Accumulated other comprehensive loss, net of tax	(576,548)	(533,559)
Accumulated deficit	(459,208)	(829,204)
TOTAL STOCKHOLDER'S EQUITY	16,253,893	15,944,707
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$168,088,181	$164,572,121
(1) Includes $4.0 million and $4.9 million of loans recorded at fair value at March 31, 2026 and December 31, 2025, respectively.
(2) Includes $1.4 billion and $1.5 billion of loans recorded at the FVO at March 31, 2026 and December 31, 2025, respectively.
(3) Net of accumulated depreciation of $2.9 billion and $2.8 billion at March 31, 2026 and December 31, 2025, respectively.
(4) Includes MSRs of $78.3 million and $79.5 million at March 31, 2026 and December 31, 2025, respectively, for which the Company has elected the FVO.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At March 31, 2026 and December 31, 2025, net LHFI included $21.1 billion and $21.6 billion, Operating leases assets, net included $7.3 billion and $8.4 billion, restricted cash included $835.7 million and $668.2 million, Other assets included $718.0 million and $710.7 million, Borrowings and other debt obligations included $22.3 billion and $23.6 billion, and Other liabilities included $115.8 million and $96.1 million of assets or liabilities, respectively, that were included within VIEs. See Note 5 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $2.7 billion and $2.8 billion at March 31, 2026 and December 31, 2025, respectively.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended March 31,
	2026	2025
INTEREST INCOME:
Loans	$1,993,787	$2,120,233
Interest-earning deposits	162,760	244,806
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	310,053	440,876
Investment securities:
AFS	87,334	93,370
HTM	97,311	59,735
Trading securities	229,165	167,175
Other investments	10,133	10,705
TOTAL INTEREST INCOME	2,890,543	3,136,900
INTEREST EXPENSE:
Deposits and other customer accounts	441,277	488,583
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	429,496	561,842
Interest expense on trading liabilities	43,477	39,649
Borrowings and other debt obligations	481,025	588,802
TOTAL INTEREST EXPENSE	1,395,275	1,678,876
NET INTEREST INCOME	1,495,268	1,458,024
Credit loss expense	431,342	425,943
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,063,926	1,032,081
NON-INTEREST INCOME:
Consumer and commercial fees	123,710	108,416
Capital markets and foreign exchange income	170,581	95,729
Lease income	321,221	465,728
Miscellaneous income, net (1)	161,822	167,934
TOTAL FEES AND OTHER INCOME	777,334	837,807
Securities gains, net	26,480	40,259
TOTAL NON-INTEREST INCOME	803,814	878,066
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	544,323	564,157
Occupancy and equipment expenses	161,798	185,280
Technology, outside service, and marketing expense	215,612	204,381
Loan expense	83,722	75,556
Lease expense	287,480	355,400
Other expenses	92,003	142,577
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,384,938	1,527,351
INCOME BEFORE INCOME TAX	482,802	382,796
Income tax provision	68,631	16,922
NET INCOME	$414,171	$365,874
(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended March 31,
	2026	2025
NET INCOME	$414,171	$365,874
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	(37,625)	42,636
Net unrealized (losses) / gains on investment in debt securities, net of tax	(5,293)	2,025
Other	(71)	15,105
TOTAL OTHER COMPREHENSIVE (LOSS) / INCOME, NET OF TAX	(42,989)	59,766
COMPREHENSIVE INCOME	$371,182	$425,640

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit)	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	59,766	365,874	425,640	—
Dividends declared and payable on preferred stock	—	—	—	(44,175)	(44,175)	—
Balance, March 31, 2025	530,391	$17,335,889	$(657,934)	$(620,963)	$16,056,992	$2,000,000

Balance, January 1, 2026	530,391	$17,307,470	$(533,559)	$(829,204)	$15,944,707	$2,000,000
Comprehensive (loss) / income	—	—	(42,989)	414,171	371,182	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Stock compensation	—	(17,821)	—	—	(17,821)	—
Balance, March 31, 2026	530,391	$17,289,649	$(576,548)	$(459,208)	$16,253,893	$2,000,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$414,171	$365,874
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	431,342	425,943
Deferred tax expense / (benefit)	7,255	(82,225)
Depreciation, amortization and accretion	576,642	657,231
Net gain on sale or disposal of loans, investment securities, and other assets	(23,397)	(43,130)
Originations and purchases of LHFS	(1,907,539)	(1,651,960)
Proceeds from sales of and collections on LHFS	1,992,549	1,533,857
Net change in:
Trading securities and trading liabilities, net	(2,298,260)	(3,765,986)
Other assets and BOLI	(197,684)	33,277
Other liabilities	1,276,878	735,950
Other operating activities, net	2,920	(721)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	274,877	(1,791,890)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	503,234	200,245
Proceeds from prepayments and maturities of AFS investment securities	195,106	203,217
Purchases of AFS investment securities	(310,704)	(445,974)
Proceeds from prepayments and maturities of HTM investment securities	391,157	195,482
Purchases of HTM investment securities	(555,574)	(89,544)
Proceeds from sales and maturities of equity method and other investments	65,811	66,716
Purchases of and contributions to equity method and other investments	(272,450)	(87,800)
Net change in federal funds sold and securities purchased under resale agreements	(436,387)	(626,599)
Proceeds from sales of LHFI	106,000	58,451
Purchases of LHFI	(204,291)	—
Net change in loans other than purchases and sales	(971,684)	(370,416)
Purchases and originations of operating leases	(71,832)	(851,994)
Proceeds from the sale and termination of operating leases	791,235	1,019,260
Purchases and sales of premises and equipment, net	(41,853)	(36,573)
Other investing activities, net	20,248	4,061
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(791,984)	(761,468)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,229,609	1,262,033
Net change in short-term borrowings	(38,816)	(1,181,399)
Net proceeds from long-term borrowings	3,717,666	11,489,031
Repayments of long-term borrowings	(5,429,535)	(9,351,550)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	1,845,168	3,265,894
Dividends paid on common stock and preferred stock	(44,175)	—
Other financing activities, net	14,409	38,330
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	2,294,326	5,522,339

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,777,219	2,968,981
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	19,695,903	23,576,006
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$21,473,122	$26,544,987

(1) The three months ended March 31, 2026 and 2025 include cash and cash equivalents balances of $15.4 billion and $21.2 billion, respectively, and restricted cash balances of $6.1 billion and $5.3 billion, respectively.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES

SHUSA is the parent holding company of SBNA, a national banking association; SC, a consumer finance company headquartered in Dallas, Texas; BSI, a wholly-owned subsidiary of SBNA, a financial services company headquartered in Miami, Florida that offers a full range of banking services to foreign individuals and corporations based primarily in Latin America; SanCap, an institutional broker-dealer headquartered in New York which has significant capabilities in market-making via an experienced fixed-income sales and trading team and a focus on structuring and advisory services for asset originators in the real estate and specialty finance markets; SSLLC, a broker-dealer headquartered in Boston, Massachusetts; and several other subsidiaries. SHUSA is headquartered in Boston and SBNA's home office is in Wilmington, Delaware. SSLLC is a registered investment adviser with the SEC. SHUSA's two largest subsidiaries by asset size and revenue are SBNA and SC. SHUSA is a wholly-owned subsidiary of Santander. On December 30, 2025, SBNA filed applications with the FDIC and OCC for approval to merge Santander Consumer USA Holdings Inc., a consumer finance company headquartered in Dallas, Texas and a wholly-owned subsidiary of SHUSA, into SBNA, with SBNA to be the surviving entity.

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, construction loans and other consumer loans and leases throughout the United States, with a focus on the Mid-Atlantic and Northeastern regions. The Company also acquires deposits nationally through SBNA's online Openbank platform. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Agreement to Acquire Webster Financial Corporation

On February 3, 2026, Santander and Webster entered into the Transaction Agreement. Among other things, the Transaction Agreement provides for the merger of Webster with and into Webster Virginia, with Webster Virginia continuing as the surviving corporation in such merger transaction, and, immediately afterwards, the acquisition by Santander of all outstanding shares of Webster Virginia common stock through a statutory share exchange, all subject to the terms and conditions of the Transaction Agreement. The Transaction Agreement is subject to standard governance procedures, including obtaining the approval of Santander's and Webster's shareholders. Following completion of these transactions, Santander and Webster intend for the following transactions to occur:

i.SHUSA and Santander intend to enter into an agreement which, among other things, provides for the contribution of all outstanding shares of Webster Virginia common stock to SHUSA.
ii.SHUSA and Webster Virginia intend to enter into an agreement which among other things, provides for the merger of Webster Virginia with and into SHUSA following the Webster Virginia contribution.
iii.SHUSA, SBNA and Webster Bank intend for (a) the contribution by SHUSA of all of the outstanding shares of capital stock of Webster Bank to SBNA for no considerations; and (b) the merger of Webster Bank with and into SBNA immediately following the Webster Bank contribution, with SBNA being the surviving bank of such merger.

On March 30, 2026, SHUSA, SBNA and Webster Bank entered into an Agreement and Plan of Merger to provide for the Webster Bank contribution to SBNA and subsequent merger into SBNA. Also on March 30, 2026, SBNA submitted a Bank Merger Act application to request approval from the OCC for the bank merger. Regulatory applications have also been submitted to the Federal Reserve and the European Central Bank in connection with the transaction, approval of Santander's shareholders has been obtained and proxy materials soliciting approval of Webster's shareholders have been mailed.

Completion of the merger of Webster Bank into SBNA remains contingent upon the fulfillment of certain conditions at or prior to the event, including that all prior transactions related to the acquisition of Webster by Santander and subsequent contribution of Webster Bank to SBNA have closed and become effective.

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

Recently Adopted Accounting Standards

During the fourth quarter of 2025, the Company adopted ASU 2025-08 Financial Instruments - Credit Losses (Topic 326): Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach currently applied to PCD assets, under which the initial ACL is recorded through an adjustment to the initial amortized cost basis. This update requires certain non-PCD loans (excluding credit cards) acquired in a business combination or purchased at least 90 days after origination (provided the acquirer was not involved in the origination of the loan) to be deemed PSL and accounted for using the gross-up approach at acquisition. The non-credit adjustment to the loans’ basis is amortized to interest income over the remaining term.

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

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	March 31, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$214,335	$2,131	$(1)	$216,465	$700,294	$6,109	$—	$706,403
ABS	1,175,903	258	(3,332)	1,172,829	947,660	368	(2,731)	945,297
Beneficial interest in Structured LLC (1)	1,052,605	15,743	—	1,068,348	1,070,348	26,441	—	1,096,789
MBS:
GNMA - Residential	2,574,637	51	(258,275)	2,316,413	2,636,121	11	(253,651)	2,382,481
GNMA - Commercial	614,957	236	(142,226)	472,967	622,086	3	(143,412)	478,677
FHLMC and FNMA - Residential	1,882,892	202	(295,778)	1,587,316	1,924,705	255	(288,059)	1,636,901
FHLMC and FNMA - Commercial	82,150	—	(1,353)	80,797	82,388	—	(1,201)	81,187
Unallocated fair value hedge basis adjustment (2)	(42,176)	—	42,176	—	(27,321)	—	27,321	—
Total investments in debt securities AFS	$7,555,303	$18,621	$(658,789)	$6,915,135	$7,956,281	$33,187	$(661,733)	$7,327,735
(1) Represents a 20 percent interest in the Structured LLC to hold and service a pool of multi-family loans.
(2) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 10 for additional information.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	March 31, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$2,082,245	$2,558	$(4,899)	$2,079,904	$2,080,033	$7,581	$(194)	$2,087,420
ABS and other interests in structured securities	2,041,933	5,108	(6,743)	2,040,298	2,020,398	13,029	(1,855)	2,031,572
MBS:
GNMA - Residential	3,103,857	3,687	(412,214)	2,695,330	3,105,976	4,484	(402,208)	2,708,252
GNMA - Commercial	4,480,435	185	(890,256)	3,590,364	4,524,381	399	(887,818)	3,636,962
FHLMC and FNMA - Residential	1,415,429	1,227	(81,541)	1,335,115	1,433,747	2,583	(76,337)	1,359,993
FHLMC and FNMA - Commercial debt securities	160,342	—	(493)	159,849	47,259	—	(96)	47,163
Total investments in debt securities HTM	$13,284,241	$12,765	$(1,396,146)	$11,900,860	$13,211,794	$28,076	$(1,368,508)	$11,871,362

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the carrying value of the Company's investment securities pledged as collateral:

(in thousands)	March 31, 2026	December 31, 2025
Pledged against public fund deposits	$2,065,891	$2,266,746
Pledged against borrowing capacity with the FRB	5,438,505	4,270,467
Pledged against repurchase agreements and supported hedging relationships, recourse on loans	21,992	21,966
Pledged against customer overnight sweeps	315,832	313,752
Pledged against borrowing capacity with the FHLB	4,347,103	4,428,489
Total collateral pledged	$12,189,323	$11,301,420

At March 31, 2026 and December 31, 2025, the Company had $185.5 million and $157.5 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended March 31, 2026 or December 31, 2025.

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at March 31, 2026 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$19,377	$19,334
Due after 1 year but within 5 years	313,454	312,346
Due after 5 years but within 10 years	805,341	796,013
Due after 10 years	6,459,307	5,787,442
Total	$7,597,479	$6,915,135
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual maturities(1) of the Company’s investments in debt securities HTM at March 31, 2026 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$836,521	$836,925
Due after 1 year but within 5 years	1,445,786	1,442,732
Due after 5 years but within 10 years	1,004,601	1,004,294
Due after 10 years	9,997,333	8,616,909
Total	$13,284,241	$11,900,860
(1) Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,980	$(1)	$—	$—	$—	$—	$—	$—
ABS	461,011	(1,932)	231,562	(1,400)	434,698	(1,230)	189,601	(1,501)
MBS:
GNMA - Residential	906	—	2,282,175	(258,275)	24,646	(3)	2,346,590	(253,648)
GNMA - Commercial	—	—	472,218	(142,226)	—	—	478,674	(143,412)
FHLMC and FNMA - Residential	—	—	1,574,259	(295,778)	—	—	1,622,952	(288,059)
FHLMC and FNMA - Commercial	159,849	—	80,797	(1,353)	—	—	81,187	(1,201)
Total investments in debt securities AFS (1)	$636,746	$(1,933)	$4,641,011	$(699,032)	$459,344	$(1,233)	$4,719,004	$(687,821)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	March 31, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,184,679	$(4,899)	$—	$—	$304,680	$(194)	$—	$—
ABS and other interests in structured securities	740,476	(6,743)	—	—	261,227	(1,855)	5,390	—
MBS:
GNMA - Residential	106,855	(572)	1,806,533	(411,642)	74,417	(71)	1,857,758	(402,137)
GNMA - Commercial	25,851	(321)	3,541,305	(889,935)	21,409	(522)	3,587,702	(887,296)
FHLMC and FNMA - Residential	87,706	(290)	1,011,547	(81,251)	21,926	(22)	1,043,428	(76,315)
FHLMC and FNMA - Commercial	159,849	(493)	—	—	47,162	(96)	—	—
Total investments in debt securities HTM	$2,305,416	$(13,318)	$6,359,385	$(1,382,828)	$730,821	$(2,760)	$6,494,278	$(1,365,748)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS and HTM securities

As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2025, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve. Management has performed a review of securities that do not quality for the zero credit loss expectation exception and concluded that the unrealized losses are not credit-related. As a result, the Company did not record an allowance for credit-related losses on AFS or HTM securities at March 31, 2026 or December 31, 2025.

Gains (Losses) on Investment and Trading Securities

The realized gains and losses from investment and trading securities were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
AFS debt and other securities:
Gross realized gains	$2,219	$—
Gross realized losses	—	(169)
Net realized gains/(losses) on AFS and other securities	$2,219	$(169)
Total trading securities gains	24,261	40,428
Securities gains, net	$26,480	$40,259

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At March 31, 2026 and December 31, 2025, the Company held $17.5 billion and $15.6 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Condensed Consolidated Statements of Operations. At March 31, 2026 and December 31, 2025, the Company had $16.9 billion and $15.3 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
FHLB of Pittsburgh and FRB stock	$463,696	$508,375
LIHTC investments	1,083,469	1,034,197
Equity securities (1)	1,013,006	1,019,862
Interest-bearing deposits with an affiliate bank (2)	5,000	5,000
Total	$2,565,171	$2,567,434
(1)    Includes $3.5 million and $4.4 million of retained interests in structured entities related to off-balance sheet securitizations as of March 31, 2026 and December 31, 2025, respectively, and $23.0 million and $23.0 million of equity securities accounted for at cost less impairment.
(2)     Interest-bearing deposits include deposits maturing in more than 90 days with Santander affiliates that are not consolidated.

NOTE 2. INVESTMENT SECURITIES (continued)

The Company's FHLB and FRB stock purchases and redemptions were as follows for the period indicated below. There were no gains or losses associated with these redemptions.

(in thousands)	Three months ended March 31, 2026
FLHB stock purchased at par	$53
FHLB stock redeemed at par	60,778
FRB stock purchased at par	16,046
FRB stock redeemed at par	—

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan and Lease Portfolio Composition

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $48.4 billion at March 31, 2026 and $50.1 billion at December 31, 2025.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. For a discussion on the composition and valuation of LHFS at fair value, see Note 11 to these Condensed Consolidated Financial Statements.

At March 31, 2026 and December 31, 2025, accrued interest receivable on the Company's loans was $555.0 million and $587.7 million, respectively.

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	March 31, 2026	December 31, 2025
(dollars in thousands)	Amount	Amount
Commercial LHFI:
CRE loans	$7,995,301	$8,135,821
C&I loans	7,711,550	7,820,988
Multifamily loans	9,511,784	9,601,558
Other commercial	8,367,740	8,249,571
Total commercial LHFI	$33,586,375	$33,807,938
Consumer loans secured by real estate:
Residential mortgages	3,961,066	4,039,103
Home equity loans and lines of credit	1,721,872	1,797,387
Total consumer loans secured by real estate	$5,682,938	$5,836,490
Consumer loans not secured by real estate:
RICs and auto loans	43,540,272	42,736,050
Personal unsecured loans	456,185	492,525
Other consumer	15,557	18,306
Total consumer loans	$49,694,952	$49,083,371
Total LHFI (1)	$83,281,327	$82,891,309
Fixed rate	$60,482,428	$59,079,072
Variable rate	22,798,899	23,812,237
Total LHFI (1)	$83,281,327	$82,891,309
(1)     Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable Subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $618.8 million and $607.1 million as of March 31, 2026 and December 31, 2025, respectively.

During the three-month period ended March 31, 2026, the Company completed a clean-up call of an existing off-balance sheet securitization, which resulted in the repurchase of approximately $205.0 million of gross RICs for which a total reserve of $38.7 million was recorded at the acquisition date. The clean up call included the purchase of approximately $23.3 million in PCD loans for which a reserve of $9.8 million was recorded at the acquisition date.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended March 31, 2026			Three months ended March 31, 2025
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$471,728	$5,527,928	$5,999,656	$565,685	$5,996,327	$6,562,012
Day 1 allowance on purchased loans at acquisition (1)	—	38,720	38,720	—	—	—
Credit loss expense / (benefit)	16,003	420,665	436,668	(2,102)	420,636	418,534
Charge-offs	(30,519)	(1,165,958)	(1,196,477)	(50,410)	(1,144,546)	(1,194,956)
Recoveries	8,934	666,820	675,754	14,235	634,081	648,316
Charge-offs, net of recoveries	$(21,585)	$(499,138)	$(520,723)	$(36,175)	$(510,465)	$(546,640)
ALLL, end of period	$466,146	$5,488,175	$5,954,321	$527,408	$5,906,498	$6,433,906

Reserve for unfunded lending commitments, beginning of period	$42,638	$9,877	$52,515	$46,026	$1,917	$47,943
Credit loss expense/ (benefit) on unfunded lending commitments	(4,955)	(371)	(5,326)	(1,609)	9,018	7,409
Loss on unfunded lending commitments	—	—	—	(59)	—	(59)
Reserve for unfunded lending commitments, end of period	$37,683	$9,506	$47,189	$44,358	$10,935	$55,293
Total ACL, end of period	$503,829	$5,497,681	$6,001,510	$571,766	$5,917,433	$6,489,199
(1) Purchased loans comprise PSL and PCD loans.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which assume an increasing unemployment rate (which is a key driver of losses) and other macroeconomic uncertainties due to tariffs and other trade policies of the U.S. and its global trading partners. Additional downward risks continue to exist due to uncertainties related to increasing consumer indebtedness, and restricted job growth undermining consumer spending and growth. Using the weighted average of a range of economic forecast scenarios, we estimated at March 31, 2026 that the unemployment rate is expected to be approximately 5.4% at the end of 2026. In comparison, at December 31, 2025, management estimated the unemployment rate to be 5.5% at the end of 2025. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at March 31, 2026 to be approximately 208 at the end of 2026, compared to our estimate at December 31, 2025 to be approximately 215 at the end of 2025. The scenarios used by the Company are periodically reassessed over a reasonable and supportable time horizon, with weightings assigned by management and approved through the established governance process.

The Company's ACL was $6.0 billion at March 31, 2026, a decrease of $50.7 million from December 31, 2025. The decrease in the ACL was primarily attributable to seasonality and changes in portfolio composition in RIC and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the consumer portfolio segment decreased by $40.1 million and the ACL for the commercial portfolio segment decreased by $10.5 million at March 31, 2026 compared to December 31, 2025.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025

Non-accrual loans:
Commercial:
CRE	$189,175	$187,657	$89,872	$79,107
C&I	87,135	47,813	22,216	25,817
Multifamily	395,221	309,994	88,716	89,352
Other commercial	4,610	4,518	—	—
Total commercial loans	$676,141	$549,982	$200,804	$194,276
Consumer:
Residential mortgages	52,349	59,089	1,359	1,411
Home equity loans and lines of credit	51,500	57,109	10,895	10,604
RICs and auto loans	2,246,909	2,683,202	158,866	167,766
Personal unsecured loans	85	93	—	—
Other consumer	11,339	18,413	21	15
Total consumer loans	$2,362,182	$2,817,906	$171,141	$179,796
Total non-accrual loans	$3,038,323	$3,367,888	$371,945	$374,072

OREO	38,622	41,978	—	—
Repossessed vehicles	268,428	249,913	—	—
Foreclosed and other repossessed assets	1,761	1,297	—	—
Total OREO and other repossessed assets	$308,811	$293,188	$—	$—
Total non-performing assets	$3,347,134	$3,661,076	$371,945	$374,072
(1) Interest income recognized on nonaccrual loans was $82.1 million and $68.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	March 31, 2026
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$45,236	$95,571	$140,807	$8,432,839	$8,573,646	$—
C&I (2)	44,257	11,804	56,061	7,847,012	7,903,073	—
Multifamily	16,578	160,986	177,564	9,334,220	9,511,784	—
Other commercial	91,490	3,357	94,847	8,272,893	8,367,740	—
Consumer:
Residential mortgages (3)	120,852	48,765	169,617	4,639,391	4,809,008	—
Home equity loans and lines of credit	23,893	42,911	66,804	1,655,068	1,721,872	—
RICs and auto loans	5,349,888	512,516	5,862,404	37,677,868	43,540,272	—
Personal unsecured loans	12,038	10,739	22,777	433,408	456,185	8,645
Other consumer	630	41	671	14,886	15,557	—
Total	$5,704,862	$886,690	$6,591,552	$78,307,585	$84,899,137	$8,645
(1) CRE loans include $578.3 million of LHFS at March 31, 2026.
(2) C&I loans include $191.5 million of LHFS at March 31, 2026.
(3) Residential mortgages include $847.9 million of LHFS at March 31, 2026.

As of:	December 31, 2025
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE(1)	$53,752	$106,685	$160,437	$8,207,814	$8,368,251	$—
C&I (2)	63,648	13,039	76,687	7,885,134	7,961,821	—
Multifamily	73,986	159,064	233,050	9,368,508	9,601,558	—
Other commercial	66,114	3,366	69,480	8,180,091	8,249,571	1
Consumer:
Residential mortgages (3)	77,611	59,167	136,778	5,115,266	5,252,044	—
Home equity loans and lines of credit	27,930	46,348	74,278	1,723,109	1,797,387	—
RICs and auto loans	6,072,147	673,386	6,745,533	35,990,517	42,736,050	—
Personal unsecured loans	21,996	18,049	40,045	452,480	492,525	8,699
Other consumer	863	205	1,068	17,238	18,306	—
Total	$6,458,047	$1,079,309	$7,537,356	$76,940,157	$84,477,513	$8,700
(1)CRE loans include $232.4 million of LHFS at December 31, 2025.
(2)C&I loans included $140.8 million of LHFS at December 31, 2025.
(3) Residential mortgages included $1.2 billion of LHFS at December 31, 2025.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

March 31, 2026	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2026(1)	2025	2024	2023	2022	Prior	Total (3)
CRE
Pass	$675,190	$550,479	$1,121,153	$1,195,285	$1,312,173	$1,378,098	$6,232,378
Special mention	—	9,621	64,334	211,628	805,855	263,544	1,354,982
Substandard	—	—	127	35,962	413,792	503,917	953,798
Doubtful	—	—	—	—	—	32,488	32,488
Total CRE	$675,190	$560,100	$1,185,614	$1,442,875	$2,531,820	$2,178,047	$8,573,646
Current period gross write-offs - CRE	$—	$—	$—	$—	$—	$2,754	$2,754
C&I
Pass	$186,234	$582,133	$882,783	$460,259	$868,414	$2,957,091	$5,936,914
Special mention	—	97,017	51,342	62,611	119,620	285,182	615,772
Substandard	—	154	50,709	68,560	94,235	315,531	529,189
N/A(4)	49,385	330,405	235,938	104,471	74,635	26,364	821,198
Total C&I	$235,619	$1,009,709	$1,220,772	$695,901	$1,156,904	$3,584,168	$7,903,073
Current period gross write-offs - C&I	$—	$2,327	$4,245	$3,044	$1,814	$632	$12,062
Multifamily
Pass	$195,409	$828,035	$56,137	$475,832	$2,700,468	$3,590,911	$7,846,792
Special mention	—	3,450	—	91,049	162,666	113,092	370,257
Substandard	—	—	—	176,988	449,586	668,161	1,294,735
Total multifamily	$195,409	$831,485	$56,137	$743,869	$3,312,720	$4,372,164	$9,511,784
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$12,849	$12,849
Remaining commercial
Pass	$2,145,409	$2,631,484	$1,222,228	$706,689	$587,682	$1,069,613	$8,363,105
Substandard	—	46	971	933	922	1,763	4,635
Total remaining commercial	$2,145,409	$2,631,530	$1,223,199	$707,622	$588,604	$1,071,376	$8,367,740
Current period gross write-offs - Remaining commercial	$37	$—	$—	$—	$—	$2,817	$2,854
Total commercial loans
Pass	$3,202,242	$4,592,131	$3,282,301	$2,838,065	$5,468,737	$8,995,713	$28,379,189
Special mention	—	110,088	115,676	365,288	1,088,141	661,818	2,341,011
Substandard	—	200	51,807	282,443	958,535	1,489,372	2,782,357
Doubtful	—	—	—	—	—	32,488	32,488
N/A(4)	49,385	330,405	235,938	104,471	74,635	26,364	821,198
Total commercial loans	$3,251,627	$5,032,824	$3,685,722	$3,590,267	$7,590,048	$11,205,755	$34,356,243
Current period gross write-offs - Total commercial	$37	$2,327	$4,245	$3,044	$1,814	$19,052	$30,519
(1)Loans originated during the three months ended March 31, 2026.
(2)Includes $769.9 million of LHFS at March 31, 2026.
(3)Includes $3.1 million of revolving loans converted to term loans.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of March 31, 2026	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$364,958	$1,145,205	$678,587	$292,752	$200,589	$106,677	$2,788,768	6.4%
<600	2,022,385	6,033,147	3,791,118	2,088,554	1,273,359	814,080	16,022,643	36.8%
600-639	801,049	2,952,505	2,151,940	1,205,338	768,594	369,361	8,248,787	18.9%
640-679	441,445	1,715,081	1,523,975	756,491	487,360	207,796	5,132,148	11.8%
680-719	310,873	1,038,110	1,022,860	565,014	336,159	207,279	3,480,295	8.0%
720-759	215,110	568,065	662,177	367,311	246,971	192,452	2,252,086	5.2%
>=760	1,249,859	1,272,669	1,543,524	581,101	509,002	459,390	5,615,545	12.9%
Total	$5,405,679	$14,724,782	$11,374,181	$5,856,561	$3,822,034	$2,357,035	$43,540,272	100.0%
Current period gross write-offs - RICs and auto loans	$2,174	$349,823	$361,606	$224,182	$131,400	$70,347	$1,139,532
(1)    Loans originated during the three months ended March 31, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$1,294,566	$788,100	$339,108	$237,769	$87,563	$44,104	$2,791,210	6.5%
<600	6,494,985	4,230,757	2,371,792	1,493,463	614,334	347,510	15,552,841	36.4%
600-639	3,189,116	2,411,141	1,373,836	899,892	303,397	126,349	8,303,731	19.4%
640-679	1,866,741	1,710,794	863,575	570,745	176,130	69,687	5,257,672	12.3%
680-719	1,129,610	1,147,530	645,207	395,185	172,087	85,125	3,574,744	8.4%
720-759	616,200	739,322	417,983	292,715	166,497	75,288	2,308,005	5.4%
>=760	1,364,434	1,706,565	665,758	615,893	435,586	159,611	4,947,847	11.6%
Total	$15,955,652	$12,734,209	$6,677,259	$4,505,662	$1,955,594	$907,674	$42,736,050	100.0%
Current period gross write-offs - RICs and auto loans	$436,061	$1,605,890	$1,142,920	$776,382	$270,646	$164,568	$4,396,467
(1)    Loans originated during the year ended December 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of March 31, 2026	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$10,546	$—	$—	$—	$—	$136	$10,682	2.3%
<600	—	6	13	14	9	2,798	2,840	0.6%
600-639	53	633	729	815	776	5,086	8,092	1.8%
640-679	351	3,546	4,512	5,894	5,633	28,283	48,219	10.6%
680-719	946	10,810	12,856	15,745	14,125	59,693	114,175	25.0%
720-759	1,790	15,801	14,243	17,069	19,295	61,261	129,459	28.4%
>=760	3,263	25,224	16,905	15,654	17,692	63,980	142,718	31.3%
Total	$16,949	$56,020	$49,258	$55,191	$57,530	$221,237	$456,185	100.0%
Current period gross write-offs - personal unsecured loans	$—	$3,288	$6,975	$8,228	$3,662	$3,730	$25,883
(1)    Loans originated during the three months ended March 31, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$12,933	$—	$—	$—	$—	$132	$13,065	2.7%
<600	10	33	43	63	22	2,856	3,027	0.6%
600-639	618	775	1,100	937	223	5,034	8,687	1.8%
640-679	3,259	5,096	7,163	6,490	2,108	27,466	51,582	10.5%
680-719	10,976	15,836	19,759	16,262	5,302	56,950	125,085	25.4%
720-759	16,040	17,657	20,567	22,089	6,682	57,349	140,384	28.5%
>=760	25,948	19,823	17,241	19,149	6,854	61,680	150,695	30.5%
Total	$69,784	$59,220	$65,873	$64,990	$21,191	$211,467	$492,525	100.0%
Current period gross write-offs - personal unsecured loans	$6,757	$37,790	$67,922	$31,225	$5,572	$15,812	$165,078
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of March 31, 2026	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2026(1)	2025(1)	2024(1)	2023	2022	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$1,859	$1,859	$—
<= 70%	—	—	—	—	215,543	3,719,880	3,935,423	—
70.01% - 110%	—	—	—	—	21,600	1,840	23,440	—
Greater than 110%	—	—	—	—	—	344	344	—
Total residential mortgages	$—	$—	$—	$—	$237,143	$3,723,923	$3,961,066	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,393	$2,393	$—
<600	—	—	—	—	11,674	175,354	187,028	—
600-679	—	—	—	—	21,199	253,471	274,670	—
680-759	—	—	—	—	57,462	865,938	923,400	—
>=760	—	—	—	—	146,808	2,426,767	2,573,575	—
Total residential mortgages	$—	$—	$—	$—	$237,143	$3,723,923	$3,961,066	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$—	$—

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$—	$653	$43,035	$43,688	$26,605
<= 70%	—	—	—	—	36,424	1,634,814	1,671,238	1,613,140
70.01% - 110%	—	—	—	—	2,875	2,796	5,671	4,504
Greater than 110%	—	—	—	—	599	676	1,275	1,274
Total home equity	$—	$—	$—	$—	$40,551	$1,681,321	$1,721,872	$1,645,523

FICO scores
No FICO score available	$—	$—	$—	$—	$585	$42,357	$42,942	$25,860
<600	—	—	—	—	666	119,323	119,989	105,407
600-679	—	—	—	—	3,147	194,602	197,749	183,831
680-759	—	—	—	—	12,574	513,580	526,154	507,370
>=760	—	—	—	—	23,579	811,459	835,038	823,055
Total home equity	$—	$—	$—	$—	$40,551	$1,681,321	$1,721,872	$1,645,523
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$304	$304
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
(4) Excludes LHFS.

During the three months ended March 31, 2026, the Company reported $0.2 million in gross charge-offs related to other consumer portfolios.

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

When estimating the ACL, the Company uses a statistical methodology based on an expected credit loss approach that focuses on forecasting the expected credit loss components (i.e., PD, payoff, LGD and EAD) on a loan level basis to estimate the expected future lifetime losses. This methodology generally does not change when loans are modified. However, the Company monitors credit quality indicators and delinquency, and adjusts the allowance as those factors change. The Company generally uses a DCF approach for large impaired commercial loans. For all collateral-dependent loans, the Company measures the ACL as the difference between the asset’s amortized cost basis and the fair value of the underlying collateral as of the reporting date, adjusted for expected costs to sell. Refer to Note 1 to the Company's Annual Report on Form 10-K for 2025 for more information on the ACL.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table shows the amortized cost basis at the end of the reporting period for loans modified during the reporting period to borrowers experiencing financial difficulty, disaggregated by class of financing receivable and type of modification granted.

	Amortized Cost
	Three months ended				Three months ended
	March 31, 2026				March 31, 2025
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$251,105	$306,106	$557,211	6.50%	$224,874	$59,656	$284,530	3.15%
C&I	7,499	18,293	25,792	0.33%	24,451	39,149	63,600	0.77%
Multifamily	168,295	25,325	193,620	2.04%	8,131	76,503	84,634	0.86%
Consumer:
Residential mortgages	—	4,446	4,446	0.09%	—	313	313	0.01%
Home equity loans and lines of credit	—	451	451	0.03%	—	361	361	0.02%
RICs and auto loans	384,235	38,347	422,582	0.97%	295,929	31,280	327,209	0.73%
Total	$811,134	$392,968	$1,204,102	1.42%	$553,385	$207,262	$760,647	0.86%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of March 31, 2026			As of March 31, 2025
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$1,278,205	$11,827	$34,211	$505,410	$96,942	$52,834
C&I	54,228	2,010	234	303,035	16,260	12,655
Multifamily	426,634	6,033	—	187,668	12,478	5,966
Other commercial	83	—	53	190	—	—
Consumer:
Residential mortgages	6,456	2,024	28	2,100	672	196
Home equity loans and lines of credit	2,167	98	572	2,838	1,187	558
RICs and auto loans	955,096	461,133	43,670	904,001	396,249	35,324
Total	$2,722,869	$483,125	$78,768	$1,905,242	$523,788	$107,533

Payment Defaults Which Have Had a Prior Modification

A modified loan is generally considered to have subsequently defaulted if, after modification, the loan becomes 90 DPD. For RICs, a modified loan is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 DPD. Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2025 for more information on the Company's charge-off policy. The following table provides the amortized cost basis of financing receivables that had a payment default during the period and were modified in the 12-month period prior to default due to the borrower's financial difficulty:

	Amortized Cost
	Three months ended
	March 31, 2026		March 31, 2025
	Payment deferral	All other modification types	Payment deferral	All other modification types
(in thousands)
Commercial:
C&I	396	3	7,595	37
Multi-family	2,363	—	—	—
Other commercial	53	—	—	—
Consumer:
Residential mortgages	—	615	—	196
Home equity loans and lines of credit	—	477	—	—
RICs and auto loans	69,376	1,284	59,509	882
Total	$72,188	$2,379	$67,104	$1,115

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	March 31, 2026	December 31, 2025

Basis in leased vehicles (1)	$9,962,258	$11,155,043
Less: accumulated depreciation	(2,708,353)	(2,797,980)
Leased vehicles, net	$7,253,905	$8,357,063
(1) Represents the basis in leased vehicles where the Company is the lessor. Unaccreted manufacturers subvention payments and unamortized origination and other costs are treated as a reduction to this basis.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2026:

(in thousands)
2026	$900,835
2027	477,561
2028	77,341
2029	3,380
Total	$1,459,117

NOTE 5. VIEs

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Assets
Restricted cash	$835,736	$668,215
Net LHFI	21,114,301	21,607,557
Operating lease assets, net (1)	7,253,905	8,357,063
Various other assets	717,976	710,745
Total Assets	$29,921,918	$31,343,580
Liabilities
Notes payable	$22,290,335	$23,597,483
Various other liabilities	115,824	96,054
Total Liabilities	$22,406,159	$23,693,537
(1) As noted above, all leased vehicles are originated through a titling trust. At March 31, 2026 and December 31, 2025, $4.0 billion and $3.7 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of March 31, 2026 and December 31, 2025, the Company was servicing $24.5 billion and $25.1 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 5. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Assets securitized	$1,902,612	$5,233,628

Net proceeds from new securitizations (1)	$1,585,140	$4,276,260
Net proceeds on retained bonds from new securitizations	308,430	700,420
Cash received for servicing fees (2)	252,656	208,662
Net distributions from Trusts (2)	1,255,560	1,472,878
Total cash received from Trusts	$3,401,786	$6,658,220
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At March 31, 2026 and December 31, 2025, the Company was servicing RICs of $1.5 billion and $2.0 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended March 31,
(in thousands)	2026	2025
Cash received for servicing fees	9,246	12,130
Total cash received from Trusts	$9,246	$12,130
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 5. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs is limited to its retained interests in the VIE. The carrying value of this exposure at March 31, 2026 was $886.2 million and $3.0 million of debt and equity investments, respectively, compared to $1.0 billion and $3.9 million at December 31, 2025. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

During the three months ended March 31, 2026, the Company securitized $1.3 billion of mortgage LHFS in off-balance transactions. The Company has retained $47.2 million of variable interests in the new securitizations for risk retention purposes.

As of March 31, 2026, SBNA serviced approximately $7.8 billion in multi-family loans for the Structured LLC in which the Company has a beneficial interest and received a market rate servicing fee. For the three months ended March 31, 2026 and March 31, 2025, SBNA recognized $13.2 million and $14.1 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 6. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$12,067,317	14.9%	$11,815,661	15.0%
Non-interest-bearing demand deposits	13,567,079	16.7%	13,789,313	17.5%
Savings	14,595,102	18.0%	11,288,787	14.3%
Customer repurchase accounts	241,919	0.3%	234,940	0.3%
Money market	26,487,981	32.6%	26,772,150	33.8%
CDs	14,247,913	17.5%	15,076,851	19.1%
Total deposits (1)	$81,207,311	100.0%	$78,977,702	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.3 billion and $5.6 billion at March 31, 2026 and December 31, 2025, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $406.3 million and $394.7 million at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had $5.8 billion and $6.4 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $100.0 million and $100.0 million from the FHLB of Pittsburgh at March 31, 2026 and December 31, 2025, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 7. BORROWINGS

Total borrowings and other debt obligations at March 31, 2026 were $35.4 billion, compared to $37.1 billion at December 31, 2025. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the three months ended March 31, 2026, the Company issued the following debt:
•$325.1 million of variable rate CLNs due January 2039. These notes contain a financial guarantee on a reference pool of $1.5 billion in commercial loans owned by the Company. These notes bear interest at a rate equal to the SOFR index plus 5.25% and re-sets monthly.
•$1.9 billion of secured structured financings in its SDART platform, of which it retained approximately $308.4 million in interests in the VIE.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company Borrowings
Senior notes, due various dates through May 2035	11,826,668	2.57% - 7.73%	11,823,457	2.57% - 7.73%
Subordinated notes, due various dates through December 2032	1,000,000	2.88% - 7.18%	1,000,000	2.88% - 7.18%
Subsidiary Borrowings
Short-term borrowing due within one year, maturing through June 2026	353,442	3.47%	692,258	3.61%
FHLB advances, maturing through April 2027	471,442	4.10%	707,835	4.16%
Credit-Linked Notes due various dates through February 2052	1,119,729	6.38% - 17.14%	913,331	6.37% - 16.29%
Warehouse lines with third parties maturing through April 2028	—	—%	215,000	4.67%
Warehouse lines with Santander, maturing through October 2027	1,895,900	4.41%	1,999,900	4.44%
Secured structured financings maturing through May 2034	18,700,370	0.59% -7.69%	19,750,331	0.58% - 7.69%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$35,367,551		$37,102,112

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	March 31, 2026
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line due April 2027	—	750,000	4.63%	—	91
Warehouse line due April 2028	—	1,000,000	4.48%	—	—
Total facilities with third parties	$—	$1,750,000	—%	$—	$91
Warehouse line with Santander due October 2027	$1,895,900	$2,000,000	4.41%	$2,940,575	$—
Total credit facilities	$1,895,900	$3,750,000	4.41%	$2,940,575	$91

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

NOTE 7. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	March 31, 2026
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2034(1)	$17,727,617	$42,138,465	0.59% - 7.69%	$23,461,379	$812,764
Privately issued amortizing notes maturing on various dates through August 2030 (3)	972,753	7,232,571	3.13% - 6.73%	1,663,913	22,881
Total secured structured financings	$18,700,370	$49,371,036	0.59% - 7.69%	$25,125,292	$835,645
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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended March 31, 2026			December 31, 2025		March 31, 2026
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(48,300)	$13,034	$(35,266)
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(3,172)	813	(2,359)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(51,472)	13,847	(37,625)	$36,490	$(37,625)	$(1,135)

Change in unrealized (losses)/gains on investments in debt securities	(4,712)	1,069	(3,643)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	(2,219)	569	(1,650)
Net unrealized (losses)/gains on investments in debt securities	(6,931)	1,638	(5,293)	(569,707)	(5,293)	(575,000)
Other(3)	(157)	86	(71)	(342)	(71)	(413)
As of March 31, 2026	$(58,560)	$15,571	$(42,989)	$(533,559)	$(42,989)	$(576,548)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three months ended March 31, 2025			December 31, 2024		March 31, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$58,581	$(13,538)	$45,043
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(3,217)	810	(2,407)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	55,364	(12,728)	42,636	$(72,170)	$42,636	$(29,534)
Change in unrealized (losses)/gains on investments in debt securities	10,647	(8,748)	1,899
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	169	(43)	126
Net unrealized gains/(losses) on investments in debt securities	10,816	(8,791)	2,025	(630,346)	2,025	(628,321)
Other(3)	20,359	(5,254)	15,105	(15,184)	15,105	(79)
As of March 31, 2025	$86,539	$(26,773)	$59,766	$(717,700)	$59,766	$(657,934)
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
(3) Including the computation of net periodic pension costs

NOTE 9. SECURITIES FINANCING ACTIVITIES

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2025 for further discussion of accounting for and the offsetting of securities financing assets and liabilities.
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Securities purchased under agreements to resell	$7,850,294	$7,233,107
Securities borrowed	1,225,760	1,406,560
Total	$9,076,054	$8,639,667

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	March 31, 2026	December 31, 2025
Securities sold under agreements to repurchase	$21,300,741	$19,459,083
Securities lending	4,821	1,311
Total	$21,305,562	$19,460,394

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

	March 31, 2026
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$30,879,303	$(23,029,009)	$7,850,294
Securities borrowed	1,225,760	—	1,225,760
Total	$32,105,063	$(23,029,009)	$9,076,054

	March 31, 2026
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$44,329,750	$(23,029,009)	$21,300,741
Securities lending	4,821	—	4,821
Total	$44,334,571	$(23,029,009)	$21,305,562
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 9. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$27,629,073	$(20,395,965)	$7,233,108
Securities borrowed	1,406,559	—	1,406,559
Total	$29,035,632	$(20,395,965)	$8,639,667

	December 31, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$39,855,048	$(20,395,965)	$19,459,083
Securities lending	1,311	—	1,311
Total	$39,856,359	$(20,395,965)	$19,460,394
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	March 31, 2026
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$31,509,768	$4,671,561	$2,941,911	$5,206,510	$44,329,750
Securities lending	4,821	—	—	—	4,821
Total	$31,514,589	$4,671,561	$2,941,911	$5,206,510	$44,334,571

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	March 31, 2026			December 31, 2025
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$24,393,093	$—	$24,393,093	$20,706,654	$—	$20,706,654
Residential agency MBS	18,498,986	—	18,498,986	17,670,968	—	17,670,968
Corporate and other securities	1,437,671	4,821	1,442,492	1,477,426	1,311	1,478,737
Total	$44,329,750	$4,821	$44,334,571	$39,855,048	$1,311	$39,856,359

The Company enters into securities lending transactions in which it borrows securities from clients and lends those securities to third parties in exchange for collateral and a lending fee. These transactions are accounted for as secured borrowings under ASC 860. Collateral received in these transactions consists primarily of securities and is associated to the nominee account related to client securities held. In certain arrangements, the Company is not permitted to sell or repledge the collateral received. Accordingly, such collateral is not recognized on the balance sheet. Collateral is recognized only when received in the form of cash or securities that the Company is permitted to sell or repledge. As of March 31, 2026, the Company had securities borrowed and lent of $762.0 million and received collateral of $803.5 million under these arrangements. These amounts are not reflected on the consolidated balance sheet. The Company retains exposure to counterparty credit risk in the event that a borrower fails to return the securities. This risk is mitigated through the receipt of collateral and ongoing monitoring of collateral values. Fees earned from borrowers are recorded in non-interest income, while amounts paid to clients are recorded as expense.

NOTE 10. DERIVATIVES

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

See Note 11 to these Condensed Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of March 31, 2026, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of March 31, 2026, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of March 31, 2026 and December 31, 2025, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $5.9 million and $6.6 million, respectively. The Company had $5.7 million and $6.6 million in cash and securities collateral posted to cover those positions as of March 31, 2026 and December 31, 2025, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reported in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in February 2031. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.4 billion of AFS debt securities, using the portfolio layer method.

NOTE 10. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Debt securities AFS (Note 2)	$1,207,824	$1,472,679	$42,176	$27,321

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

The last of the hedges is scheduled to expire in December 2028. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of March 31, 2026, the Company estimated that approximately $3.4 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
March 31, 2026
Fair value hedges:
Interest rate swaps	$3,750,000	$26,012	$128	2.09%	3.23%	2.57
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	92,600	78	—	3.68%	3.50%	3.81
Pay variable - receive fixed interest rate swaps	17,150,000	27,720	38,167	3.56%	1.04%	1.43
Total	$20,992,600	$53,810	$38,295	3.30%	1.44%	1.65

December 31, 2025
Fair value hedges:
Interest rate swaps	$3,750,000	$17,229	$3,666	1.60%	3.01%	2.36
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	618,400	158	32	3.87%	3.49%	3.30
Pay variable - receive fixed interest rate swaps	14,300,000	62,704	22,903	3.41%	0.90%	1.22
Total	$18,668,400	$80,091	$26,601	3.06%	1.41%	1.52

NOTE 10. DERIVATIVES (continued)

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

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management requirements related to foreign exchange and lending arrangements. These derivatives primarily consist of interest rate swaps, caps, floors, and foreign exchange contracts. Risk exposure from customer positions is managed through offsetting transactions with other dealers, including Santander. Refer to Note 21 in the Company's Annual Report on Form 10-K for 2025 for related party transactions.

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

NOTE 10. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Mortgage banking derivatives:
Total mortgage banking risk management	$634,000	$626,000	$2,592	$3,685	$13,394	$14,454

Customer-related derivatives:
Swaps receive fixed	11,187,054	12,310,274	23,698	41,553	327,509	335,711
Swaps pay fixed	12,297,951	12,490,883	337,377	341,204	24,893	41,643
Other	10,401,971	10,006,193	121,423	136,413	118,790	134,512
Total customer-related derivatives	33,886,976	34,807,350	482,498	519,170	471,192	511,866

Other derivative activities:
Foreign exchange contracts	9,611,733	8,106,872	91,812	50,101	57,753	49,066
Interest rate swap agreements	100	100	2	5	—	—
Interest rate cap agreements	714,400	741,400	213	23	—	—
Options for interest rate cap agreements	714,400	741,400	—	—	213	23
TBA MBS forwards	31,503,155	23,256,301	102,593	17,543	27,861	1,504
Other	19,219,042	32,305,734	10,407	955	26,487	45,804

Total	$96,283,806	$100,585,157	$690,117	$591,482	$596,900	$622,717

NOTE 10. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended March 31,
	Line Item	2026	2025

Fair value hedges:
Cross-currency swaps	Net interest income	$—	$(414)
Interest rate swaps	Net interest income	2,658	6,186
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	3,328	6,107
Pay variable receive-fixed interest rate swap	Interest income on loans	(11,497)	(35,402)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	(1,247)	2,402
Customer-related derivatives	Non interest income	3,124	15,406
Foreign exchange	Non interest income	32,869	(16,407)
Interest rate swaps, caps, and options	Non interest income	—	(1)
	Net interest income	(4)	(258)
Other	Non interest income	73,897	(169,187)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were losses of $35.3 million and gains of $45.0 million, net of tax, for the three months ended March 31, 2026 and 2025, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $2.4 million and $2.4 million, net of tax, for the three months ended March 31, 2026 and 2025, respectively.

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

NOTE 10. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
March 31, 2026
Fair value hedges	$26,012	$—	$26,012	$(9,253)	$16,759
Cash flow hedges	27,798	—	27,798	(6,630)	21,168
Other derivative activities (1)	690,117	—	690,117	(69,458)	620,659
Total Derivative Assets	$743,927	$—	$743,927	$(85,341)	$658,586

December 31, 2025
Fair value hedges	$17,229	$—	$17,229	$(6,601)	$10,628
Cash flow hedges	62,862	—	62,862	(30,847)	32,015
Other derivative activities (1)	591,482	—	591,482	(40,844)	550,638
Total Derivative Assets	$671,573	$—	$671,573	$(78,292)	$593,281
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
March 31, 2026
Fair value hedges	$128	$—	$128	$—	$128
Cash flow hedges	38,167	—	38,167	(5,833)	32,334
Other derivative activities (1)	596,900	—	596,900	(4,143)	592,757
Total Derivative Liabilities	$635,195	$—	$635,195	$(9,976)	$625,219

December 31, 2025
Fair value hedges	$3,666	$—	$3,666	$—	$3,666
Cash flow hedges	22,935	—	22,935	(11,334)	11,601
Other derivative activities (1)	622,717	—	622,717	(18,475)	604,242
Total Derivative Liabilities	$649,318	$—	$649,318	$(29,809)	$619,509
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

NOTE 11. FAIR VALUE

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

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. See Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2025 for a broad discussion of fair value measurement techniques. When available, the Company uses quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

NOTE 11. FAIR VALUE (continued)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2026	Level 1	Level 2	Level 3	Balance at December 31, 2025
Financial assets:
U.S. Treasury securities	$216,465	$—	$—	$216,465	$706,403	$—	$—	$706,403
ABS	—	1,172,829	—	1,172,829	—	945,297	—	945,297
Beneficial interest in Structured LLC	—	—	1,068,348	1,068,348	—	—	1,096,789	1,096,789
MBS	—	4,457,493	—	4,457,493	—	4,579,246	—	4,579,246
Investment in debt securities AFS (2)	$216,465	$5,630,322	$1,068,348	$6,915,135	$706,403	$5,524,543	$1,096,789	$7,327,735
Trading securities	2,748,257	14,642,755	143,250	17,534,262	3,538,749	11,896,614	173,404	15,608,767
Equity securities	—	—	986,311	986,311	—	—	992,138	992,138
RICs HFI (3)	—	—	4,025	4,025	—	—	4,870	4,870
LHFS (1)(4)	—	1,448,262	—	1,448,262	—	1,531,369	—	1,531,369
MSRs	—	—	78,273	78,273	—	—	79,526	79,526
Other assets - derivatives (2)	3,898	739,999	30	743,927	653	670,892	28	671,573
Total financial assets (5)	$2,968,620	$22,461,338	$2,280,237	$27,710,195	$4,245,805	$19,623,418	$2,346,755	$26,215,978
Financial liabilities:
Trading liabilities	3,405,178	203,957	—	3,609,135	3,727,918	274,433	—	4,002,351
Other liabilities - derivatives (2)	1,764	633,427	4	635,195	36	648,567	715	649,318
Total financial liabilities	$3,406,942	$837,384	$4	$4,244,330	$3,727,954	$923,000	$715	$4,651,669
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are not presented within this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 10 for the fair values of derivative assets and liabilities on a further disaggregated basis.
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

NOTE 11. FAIR VALUE (continued)

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at March 31, 2026. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 11. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset related to residential real estate loans serviced for others. At March 31, 2026 and December 31, 2025, the balance of these loans serviced for others was $6.5 billion and $6.6 billion, respectively. The Company has elected to measure its residential MSRs at fair value to align with its risk management strategy to hedge changes in the fair value of these assets using interest rate swaps and forward contracts. See Note 11 to these Condensed Consolidated Statements of Operations for additional information regarding these derivative instruments. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

Residential MSRs are classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs in the valuation process.

The fair value of MSRs is determined using a DCF model that estimates the present value of expected future net servicing cash flows. Significant unobservable inputs used in the valuation include mortgage loan CPRs and discount rates. The assumptions utilized represent management’s best estimates of the assumptions that a market participant would use in valuing the MSRs at the measurement date. In general, increases in prepayment speeds and discount rates, in isolation, would result in a decrease in the fair value of MSRs. Prepayment speeds generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase or when credit and liquidity risks increase, and decrease when market interest rates decline or credit and liquidity conditions improve.

The significant unobservable inputs used in the valuation of MSRs are inherently uncertain, and changes in these inputs may result in materially different fair value estimates. In addition, certain inputs used in the valuation model may be interrelated. Changes in one assumption may result in changes in another assumption, which may either magnify or mitigate the overall impact on the fair value measurement.

The following sensitivity analysis summarizes the estimated impact on the fair value of the residential MSR asset resulting from adverse changes in certain key assumptions as of March 31, 2026:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.1 million and $4.2 million, respectively.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.8 million and $5.5 million.

These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance.

NOTE 11. FAIR VALUE (continued)

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

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 10 to these Condensed Consolidated Financial Statements for a discussion of derivatives activity.

Trading securities and trading liabilities

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

Equity securities

The Company holds interests in nonmarketable equity investments through the U.K. Limited Partnership formed to invest in early-stage financial technology companies. The valuation of direct and indirect private equity investments requires significant management judgment due to the absence of quoted market prices, inherent lack of liquidity and the long-term nature of such investments. In accordance with ASC 820, Fair Value Measurement, management uses all available information in making fair value estimates of these investments. Various valuation techniques are used for direct investments as appropriate for the nature of the security, including multiples of revenues of the entity, independent appraisals, and recent and anticipated financing and sale transactions with third parties. A multiple of revenue calculation is the valuation technique utilized most frequently and is the most significant unobservable input used in such calculation. In addition, the Company applies a liquidity discount factor to adjust for the inherent inability to convert the underlying investments in early-stage financial technology companies to cash quickly and at a minimal cost.

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

NOTE 11. FAIR VALUE (continued)

Level 3 Rollforward for Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the changes in Level 3 balances for those assets and liabilities measured at fair value on a recurring basis for the periods indicated.

	Three months ended March 31, 2026							Three months ended March 31, 2025
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Other	Total
Balances, beginning of period	$1,096,789	$4,870	$79,526	$(687)	$992,138	$173,404	$2,346,040	$1,198,985	$9,039	$90,958	$(29)	$—	$6,267	$1,305,220
Gain / (losses) in OCI	(10,698)	—	—	—	—	—	(10,698)	(45,309)	—	—	—	—	—	(45,309)
Gains/(losses) in earnings	—	—	960	713	(5,827)	91	(4,063)	—	—	(3,069)	20	—	97	(2,952)
Additions/Issuances	—	—	—	—	—	4,557	4,557	—	—	—	—	—	50	50
Transfers from Level 2	—	—	—	—	—	—	—	—	—	—	—	—	1,011	1,011
Settlements (1)	(17,743)	(845)	(2,213)	—	—	(34,802)	(55,603)	—	(1,118)	(2,408)	—	—	(615)	(4,141)
Balances, end of period	$1,068,348	$4,025	$78,273	$26	$986,311	$143,250	$2,280,233	$1,153,676	$7,921	$85,481	$(9)	$—	$6,810	$1,253,879
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$960	$713	$(5,827)	$91	$(4,063)	$—	$—	$(3,069)	$20	$—	$97	$(2,952)
(1)Settlements include charge-offs, prepayments, paydowns, sales, and maturities.

NOTE 11. FAIR VALUE (continued)

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

(in thousands)	Level 1	Level 2	Level 3	Balance at March 31, 2026	Level 1	Level 2	Level 3	Balance at December 31, 2025
Impaired commercial LHFI	$—	$236,402	$317,428	$553,830	$—	$213,159	$3,473	$216,632
Foreclosed assets	—	9,722	—	9,722	—	31,536	—	31,536
Vehicle inventory	—	430,397	—	430,397	—	378,882	—	378,882
LHFS	—	—	169,548	169,548	—	—	54,835	54,835
Auto loans impaired due to bankruptcy	—	159,411	—	159,411	—	168,371	—	168,371

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

NOTE 11. FAIR VALUE (continued)

The estimated fair value of goodwill is calculated using unobservable inputs and is classified as Level 3. Goodwill is written down to fair value when, as a result of an annual or interim goodwill impairment test, an impairment is identified and recognized. Fair value is calculated using widely-accepted valuation techniques, such as the guideline public company market approach (earnings and price-to-tangible book value multiples of comparable public companies) and the income approach (the DCF method). The Company uses a combination of these accepted methodologies to determine the fair valuation of reporting units. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data. On a quarterly basis, the Company assesses whether or not impairment indicators are present. For information on the Company's goodwill impairment test and the results of the most recent goodwill impairment test, see Note 6 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2025 for a further description of the Company's goodwill valuation methodology.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended March 31,
(in thousands)	Statement of Operations Location	2026	2025
Impaired LHFI	Credit loss expense / (benefit)	$19,300	$(3,955)
Foreclosed assets	Miscellaneous income, net (1)	(3,690)	(12)
LHFS	Credit loss expense / (benefit)	—	841
LHFS	Miscellaneous income, net (1)	(288)	49
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	7,603	5,045
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at March 31, 2026 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,068,348	DCF	Discount spread	2.75% - 25.00% (13.90%)
			Loss estimate	0.00% - 79.88% (7.06%)
			Extension of loan(1)	48 or 60 months
Equity securities	986,311	Market comparable pricing	Liquidity discount	—% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (4.0x)
MSRs	78,273	DCF	CPR (2)	6.53% - 47.53% (7.04%)
			Discount rate (3)	9.22%
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
(4) Excluded insignificant Level 3 assets and liabilities.

NOTE 11. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,096,789	DCF	Discount spread	2.75% - 25.00% (13.78%)
			Loss estimate	0.00% - 81.33% (6.85%)
			Extension of loan (1)	48 or 60 months
Equity securities	$992,138	Market comparable pricing	Liquidity discount	—% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (3.8x)
MSRs	$79,526	DCF	CPR (2)	6.48% - 39.82% (7.07%)
			Discount rate (3)	9.22%
(1), (2), (3), (4) - See corresponding footnotes to the March 31, 2026 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows as of the dates indicated:

	March 31, 2026					December 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$15,378,595	$15,378,595	$15,378,595	$—	$—	$14,373,816	$14,373,816	$14,373,816	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,076,054	9,069,202	—	9,069,202	—	8,639,667	8,641,215	—	8,641,215	—
Investments in debt securities AFS	6,915,135	6,915,135	216,465	5,630,322	1,068,348	7,327,735	7,327,735	706,403	5,524,543	1,096,789
Investments in debt securities HTM	13,284,241	11,900,860	2,079,904	9,820,956	—	13,211,794	11,871,362	2,087,420	9,783,942	—
Trading securities	17,534,262	17,534,262	2,748,257	14,642,755	143,250	15,608,767	15,608,767	3,538,749	11,896,614	173,404
Equity and other investments (2)	991,311	991,311	—	5,000	986,311	997,138	997,138	—	5,000	992,138
LHFI, net	77,327,006	77,376,794	—	395,813	76,980,981	76,891,653	77,027,910	—	381,530	76,646,380
LHFS	1,617,810	1,617,810	—	1,448,262	169,548	1,586,204	1,586,204	—	1,531,369	54,835
Restricted cash	6,094,527	6,094,527	6,094,527	—	—	5,322,087	5,322,087	5,322,087	—	—
MSRs	78,273	78,273	—	—	78,273	79,526	79,526	—	—	79,526
Derivatives	743,927	743,927	3,898	739,999	30	671,573	671,573	653	670,892	28

Financial liabilities:
Deposits (1)	14,247,913	14,246,481	—	14,246,481	—	15,076,851	15,095,284	—	15,095,284	—
Federal funds purchased and securities loaned or sold under repurchase agreements	21,305,562	21,297,799	—	21,297,799	—	19,460,394	19,462,596	—	19,462,596	—
Trading liabilities	3,609,135	3,609,135	3,405,178	203,957	—	4,002,351	4,002,351	3,727,918	274,433	—
Borrowings and other debt obligations	35,367,551	35,962,088	—	33,091,722	2,870,366	37,102,112	37,746,509	—	34,363,936	3,382,573
Derivatives	635,195	635,195	1,764	633,427	4	649,318	649,318	36	648,567	715
(1) This line item excludes deposit liabilities with no defined or contractual maturities.
(2) This line item includes CDs with a maturity greater than 90 days and equity securities.

NOTE 11. FAIR VALUE (continued)

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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At March 31, 2026, the fair value of the underlying collateral was $44.5 billion before netting of $23.0 billion, all of which was sold or re-pledged.

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

NOTE 11. FAIR VALUE (continued)

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

LHFS

At March 31, 2026 and December 31, 2025, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	March 31, 2026			December 31, 2025
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,448,262	$1,418,275	$29,987	$1,531,369	$1,483,909	$47,460
RICs HFI	4,025	4,025	—	4,870	4,870	—
Nonaccrual loans	13	13	—	13	13	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $169.5 million and $54.8 million of LHFS valued on a non-recurring basis at March 31, 2026 and December 31, 2025, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 12. NON-INTEREST INCOME

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended March 31,
(in thousands)	2026	2025
Non-interest income:
Consumer and commercial fees	$123,710	$108,416
Lease income	321,221	465,728
Capital markets and foreign exchange income	170,581	95,729
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	8,683	17,302
BOLI	13,364	15,295
Net (loss) / gain on operating leases	(4,288)	(8,181)
Asset and wealth management fees	110,381	85,098
Gain / (Loss) on non-mortgage loans, net	583	1,904
Other miscellaneous income /(loss), net	33,099	56,516
Securities gains, net	26,480	40,259
Total non-interest income	$803,814	$878,066
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended March 31,
(in thousands)	2026	2025
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$31,897	$31,422
Commission and trailer fees (2)	107,097	80,724
Interchange income, net (2)	19,124	18,521
Underwriting service fees (2)	92,794	78,312
Asset and wealth management fees (2)	99,826	75,831
Other revenue from contracts with customers (2)	1,073	3,394
Total in-scope of revenue from contracts with customers	351,811	288,204
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	69,485	58,390
Lease income	321,221	465,728
Other miscellaneous income/(loss), net (3)	34,817	25,485
Securities gains, net	26,480	40,259
Total out-of-scope of revenue from contracts with customers	452,003	589,862
Total non-interest income	$803,814	$878,066
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 13. INCOME TAXES

An income tax provision of $68.6 million was recorded for the three months ended March 31, 2026, compared to an income tax provision of $16.9 million for the corresponding period in 2025. This resulted in an ETR of 14.2% for the three months ended March 31, 2026, compared to 4.4% for the corresponding period in 2025. The increase in ETR for the three months ended March 31, 2026, when compared to the same period in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

With few exceptions, the Company is no longer subject to federal and non-U.S. income tax examinations by tax authorities for years prior to 2015 and state income tax examinations for years prior to 2010.

The Company applies an aggregate portfolio approach whereby income tax effects from AOCI are released only when an entire portfolio (i.e., all related units of account) of a particular type is liquidated, sold or extinguished.

The Company had a net deferred tax asset balance of $387.9 million at March 31, 2026 (consisting of a federal deferred tax asset balance of $290.3 million and a state deferred tax asset balance of $97.6 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $379.8 million at December 31, 2025 (consisting of a federal deferred tax asset balance of $285.1 million and a state deferred tax asset balance of $94.7 million). The $8.1 million change in the net deferred tax asset for the period ended March 31, 2026 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

On July 4, 2025, the OBBBA was enacted into law, which the Company has fully incorporated effective for the fiscal year ending 2025. The Company is monitoring the impact of the OBBBA to State and Local income tax legislative proposals.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2026	December 31, 2025
	(in thousands)
Commitments to extend credit	$21,615,158	$21,828,886
Letters of credit	1,388,133	1,375,826
Recourse exposure on sold loans	4,168	4,320
Total commitments	$23,007,459	$23,209,032

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

Included within the reported balances for commitments to extend credit at March 31, 2026 and December 31, 2025 were $3.6 billion and $3.7 billion, respectively, of commitments that can be canceled by the Company without notice.

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

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guaranty. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at March 31, 2026 was 8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2026 was $1.4 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at March 31, 2026. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of March 31, 2026 and December 31, 2025, the liability related to unfunded lending commitments was $47.2 million and $52.5 million, respectively.

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

Agreements

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of March 31, 2026, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to RIC sale agreements is not expected to have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of March 31, 2026 and December 31, 2025 not subject to a market price check was zero.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance and from other relationships that include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

As of March 31, 2026 and December 31, 2025, the Company accrued aggregate legal and regulatory liabilities of approximately $16.4 million and $16.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $40.1 million and $37.6 million as of March 31, 2026 and December 31, 2025, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former service provider to SC that provided a guaranteed asset protection debt insurance program, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $10.5 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4.2 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $10.6 million, and eliminating the jury award of $4.2 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending. On June 18, 2025, the court responded by issuing an opinion affirming the trial court's judgment, finding that SC's trial counsel did not properly preserve its objections to jury charges for appeal. SC filed an appeal with the Texas Supreme Court, which appeal is fully briefed and pending with the Court.

This matter is ongoing and could in the future result in the imposition of damages, fines, or other penalties. No assurance can be given that the ultimate outcome of this matter or any resulting proceedings would not materially and adversely affect the Company's business, financial condition, and results of operations.

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

On February 3, 2026, Santander and Webster entered into the Transaction Agreement, pursuant to which, Santander with acquire Webster for approximately $12.2 billion. In connection with the acquisition, Santander is expected to contribute Webster Virginia a successor to Webster, to SHUSA and cause Webster Bank to merge with SBNA.

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 7 and Note 10 to these Condensed Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

Mezzanine and Stockholder's Equity

The Company has preferred stock outstanding as discussed in Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025. As of March 31, 2026, Santander was the sole holder of its Series E, F, and G preferred stock.

During the three months ended March 31, 2026, the Company declared and paid dividends to its preferred shareholder, Santander, in the amount of $44.2 million.

During the first quarter of 2026, the Company acquired shares of common stock from Santander to satisfy vested stock awards granted to SHUSA employees. The share price paid to Santander was in excess of the price at the grant date by approximately $17.8 million The excess is recorded as a return of capital to Santander.

Deposit and checking accounts

Affiliates of Santander that are not consolidated by SHUSA had deposits with SBNA of $384.0 million and $347.0 million as of March 31, 2026 and December 31, 2025, respectively.

Repurchase Agreements

During the three months ended March 31, 2026, SanCap entered into intercompany Securities Financing Activities with Santander and its affiliates. The gross principal amount outstanding on repurchase and reverse repurchase agreements, which do not eliminate in consolidation, was $1.4 billion and $14.8 million, respectively, at March 31, 2026. During the three months ended March 31, 2026, the amount of income/expense related to this activity was negligible to the overall results of the Company and Santander.

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

The Company also offers customer-related derivatives across segments to hedge interest rate risk. In the C&I, CRE, and CIB business segments and the dealer commercial lending division of the Auto business segment, the Company offers derivatives relating to foreign exchange and lending arrangements. See Note 10 to these Condensed Consolidated Financial Statements for additional details.

The Other category includes certain immaterial subsidiaries, the unallocated interest expense on the Company's borrowings and other debt obligations and certain unallocated corporate income and indirect expenses.

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

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

Results of Segments

The following tables outline the discreet financial information regularly provided to the CODM.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2026	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$1,585,513	$722,002	$189,153	$332,425	$634,517	$78,348	$(651,415)	$2,890,543
Interest expense	618,491	378,770	114,375	215,813	532,078	38,655	(502,907)	1,395,275
Fees and other income	40,099	71,494	21,582	15,581	209,748	120,121	3,968	482,593
Lease income	321,221	—	—	—	—	—	—	321,221
Credit loss expense / (benefit)	420,233	(898)	(5,920)	16,224	2,032	37	(366)	431,342
Lease expense	287,328	—	—	—	152	—	—	287,480
General, administrative and other expenses	306,471	380,907	46,100	47,251	236,940	82,167	(2,378)	1,097,458
Income/(loss) before income taxes	314,310	34,717	56,180	68,718	73,063	77,610	(141,796)	482,802
Total assets	54,923,600	8,207,540	3,863,278	22,426,337	34,913,920	8,528,438	35,225,068	168,088,181
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
March 31, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$1,633,264	$717,059	$226,886	$352,728	$712,628	$86,649	$(592,314)	$3,136,900
Interest expense	682,265	359,137	138,260	237,286	660,966	37,055	(436,093)	1,678,876
Fees and other income	19,681	61,756	17,614	19,683	192,103	94,492	7,009	412,338
Lease income	465,728	—	—	—	—	—	—	465,728
Credit loss expense / (benefit)	396,434	37,745	(6,018)	3,595	(5,314)	—	(499)	425,943
Lease expense	355,246	—	—	—	154	—	—	355,400
General, administrative and other expenses	349,586	395,262	49,311	48,432	230,349	75,066	23,945	1,171,951
Income/(loss) before income taxes	335,142	(13,329)	62,947	83,098	18,576	69,020	(172,658)	382,796
Total assets	59,520,562	9,604,039	3,764,261	23,251,141	30,408,731	7,506,939	38,144,455	172,200,128
(1) Refer to corresponding notes above.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
	(in thousands)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$14,056	$5,710
Loans transferred from/(to) LHFI (from)/to LHFS, net	114,713	10,325
Unsettled purchases of investment securities	73,816	48,588
Dividends declared and payable to Shareholder	—	44,175

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Agreement to Acquire Webster Financial Corporation

On February 3, 2026, Santander and Webster entered into the Transaction Agreement. Among other things, the Transaction Agreement provides for the merger of Webster with and into Webster Virginia, with Webster Virginia continuing as the surviving corporation in such merger transactions, and, immediately afterwards, the acquisition by Santander of all outstanding shares of Webster Virginia common stock through a statutory share exchange, all subject to the terms and conditions of the Transaction Agreement. The Transaction Agreement is subject to standard governance procedures, including obtaining the approval of Santander's and Webster's shareholders. Following completion of these transactions, Santander and Webster intend for the following transactions to occur:

i.SHUSA and Santander intend to enter into an agreement which, among other things, provides for the contribution of all outstanding shares of Webster Virginia common stock to SHUSA.
ii.SHUSA and Webster Virginia intend to enter into an agreement which among other things, provides for the merger of Webster Virginia with and into SHUSA following the Webster Virginia contribution.
iii.SHUSA, SBNA and Webster Bank intend for (x) the contribution by SHUSA of all of the outstanding shares of capital stock of Webster Bank to SBNA for no considerations; and (y) the merger of Webster Bank with and into SBNA immediately following the Webster Bank contribution, with SBNA being the surviving bank of such merger.

On March 30, 2026, SHUSA SBNA and Webster Bank entered into an Agreement and Plan of Merger to provide for the Webster Bank contribution to SBNA and subsequent merger into SBNA. Also on March 30, 2026, SBNA submitted a Bank Merger Act application to request approval from the OCC for the bank merger. Regulatory applications have also been submitted to the Federal Reserve and the European Central Bank in connection with the transaction, approval of Santander's shareholders has been obtained and proxy materials soliciting approval of Webster's shareholders have been mailed.

Completion of the merger of Webster Bank into SBNA remains contingent upon the fulfillment of certain conditions at or prior to the event, including that all prior transactions related to the acquisition of Webster by Santander and subsequent contribution of Webster Bank to SBNA have closed and become effective.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
REGULATORY MATTERS

The activities of the Company and its subsidiaries are subject to regulation under various U.S. federal laws and regulatory agencies which impose regulations, supervise and conduct examinations, and may affect the operations and management of the Company and its ability to take certain actions, including making distributions to our parent, Santander. The Company is regulated on a consolidated basis by the Federal Reserve, including the FRB of Boston. The Company's subsidiaries are further supervised by the OCC, the FRB of Atlanta, and the CFPB. Refer to the Company’s Annual Report on Form 10-K as of December 31, 2025 for more information on regulatory and supervisory matters affecting the Company and its subsidiaries.

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of March 31, 2026, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category due to organic growth or acquisition would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

See the "Bank Regulatory Capital" section of this MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company. On March 19, 2026, the Federal bank regulatory agencies re-proposed capital rules which would have implemented the Basel III endgame reform package. The comment period is open until June 18, 2026. The re-proposal includes, but is not limited to, revisions to the current standardized approach to risk-based capital. SBNA is currently reviewing the proposal and assessing its impact. No effective date has been proposed while the agencies seek comment from the public on timing/transition.

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt, and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At March 31, 2026, SBNA met the criteria to be classified as “well-capitalized.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

	Three months ended March 31, 2026 and 2025
	2026 (1)			2025 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$13,817,858	$162,760	4.71%	$18,386,969	$244,806	5.33%	$(82,046)	$(55,890)	$(26,156)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	34,268,185	310,053	3.62%	40,028,593	440,876	4.41%	(130,823)	(58,282)	(72,541)
Federal funds sold and securities purchased under resale or similar agreements, netting	(22,551,681)			(29,320,312)
Federal funds sold and securities purchased under resale or similar agreements, net	11,716,504			10,708,281
AFS	6,946,822	87,334	5.03%	7,167,080	93,370	5.21%	(6,036)	(2,842)	(3,194)
HTM	13,141,472	97,311	2.96%	9,860,746	59,735	2.42%	37,576	22,493	15,083
Trading securities	18,145,002	229,165	5.05%	14,230,070	167,175	4.70%	61,990	48,786	13,204
Other investments	2,549,898	10,133	1.59%	1,520,805	10,705	2.82%	(572)	(1,609)	1,037
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$66,317,556	$896,756	5.41%	$61,873,951	$1,016,667	6.57%	$(119,911)	$(47,344)	$(72,567)
LOANS (4):
C&I	8,301,733	99,760	4.81%	8,447,881	97,336	4.61%	2,424	(1,608)	4,032
CRE	8,187,706	132,572	6.48%	8,858,568	147,731	6.67%	(15,159)	(11,016)	(4,143)
Other commercial loans	8,445,611	98,216	4.65%	8,126,840	105,204	5.18%	(6,988)	4,344	(11,332)
Multifamily	9,503,050	104,446	4.40%	9,764,880	109,130	4.47%	(4,684)	(2,957)	(1,727)
Total commercial loans	34,438,100	434,994	5.05%	35,198,169	459,401	5.22%	(24,407)	(11,237)	(13,170)
Consumer loans:
Residential mortgages	5,287,030	51,718	3.91%	5,361,910	54,722	4.08%	(3,004)	(754)	(2,250)
Home equity loans and lines of credit	1,760,523	28,327	6.44%	2,052,459	36,492	7.11%	(8,165)	(4,911)	(3,254)
Total consumer loans secured by real estate	7,047,553	80,045	4.54%	7,414,369	91,214	4.92%	(11,169)	(5,665)	(5,504)
RICs and auto loans	43,124,360	1,464,140	13.58%	44,771,190	1,515,174	13.54%	(51,034)	(55,489)	4,455
Personal unsecured	468,983	14,414	12.29%	1,698,138	53,869	12.69%	(39,455)	(37,810)	(1,645)
Other consumer	16,822	194	4.61%	32,683	575	7.04%	(381)	(223)	(158)
Total consumer	50,657,718	1,558,793	12.31%	53,916,380	1,660,832	12.32%	(102,039)	(99,187)	(2,852)
Total loans	85,095,818	1,993,787	9.37%	89,114,549	2,120,233	9.52%	(126,446)	(110,424)	(16,022)
TOTAL EARNING ASSETS	151,413,374	2,890,543	7.64%	150,988,500	3,136,900	8.31%	(246,357)	(157,768)	(88,589)
Non-interest bearing assets (5)	20,699,041			22,726,598
TOTAL ASSETS	$172,112,415			$173,715,098
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,127,841	$31,535	1.04%	$12,261,177	$39,491	1.29%	$(7,956)	$(422)	$(7,534)
Savings	13,131,799	99,398	3.03%	6,246,887	31,420	2.01%	67,978	46,545	21,433
Money market	26,303,575	177,938	2.71%	25,797,937	197,994	3.07%	(20,056)	4,025	(24,081)
CDs	14,654,887	132,406	3.61%	20,251,777	219,678	4.34%	(87,272)	(54,248)	(33,024)
TOTAL INTEREST-BEARING DEPOSITS	66,218,102	441,277	2.67%	64,557,778	488,583	3.03%	(47,306)	(4,100)	(43,206)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	47,382,464	429,496	3.63%	51,255,970	561,842	4.38%	(132,346)	(40,524)	(91,822)
Federal funds purchased and securities sold under agreements to repurchase, netting	(22,551,681)			(29,320,312)
Federal funds purchased and securities sold under agreements to repurchase, net	24,830,783			21,935,658
Trading liabilities	4,207,210	43,477	4.13%	3,506,166	39,649	4.52%	3,828	6,734	(2,906)
FHLB advances	689,376	7,154	4.15%	3,778,270	44,883	4.75%	(37,729)	(32,681)	(5,048)
Other borrowings	35,732,099	473,871	5.30%	40,090,085	543,919	5.43%	(70,048)	(57,404)	(12,644)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	65,459,468	953,998	5.83%	69,310,179	1,190,293	6.87%	(236,295)	(123,875)	(112,420)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	131,677,570	1,395,275	4.24%	133,867,957	1,678,876	5.02%	(283,601)	(127,975)	(155,626)
Non-interest-bearing liabilities (6)	21,863,310			21,631,901
TOTAL LIABILITIES	153,540,880			155,499,858
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,571,535			16,215,240
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$172,112,415			$173,715,098
NET INTEREST SPREAD (7)			3.40%			3.29%
NET INTEREST MARGIN (8)			3.95%			3.86%
NET INTEREST INCOME		$1,495,268			$1,458,024
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(3)Represents the average gross Securities Financing Activities balance, including activity that qualifies for balance sheet netting, as discussed further in Note 9 to these Condensed Consolidated Financial Statements.
(4)Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances include non-accrual loans and LHFS.
(5)Includes allowance for loan losses and Other assets including leases, goodwill and intangibles, premises and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 7 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for 2025 for further discussion.
(6)Includes Non-interest-bearing deposits and Other liabilities, primarily including accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.
(7)Represents the difference between the yield on total earning assets and the cost of total funding liabilities on a managed basis.
(8)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.
.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NET INTEREST INCOME

Overall, the increase in net interest income for the three months ended March 31, 2026 compared to the same period in 2025, was primarily driven by higher yields on investment securities and coupled with reduced funding costs on deposits and Securities Financing Activities. These positive impacts were partially offset by lower loan-related income and declines in resale agreement activity. The net result reflects the combined effect of balance sheet repositioning and higher market interest rates during the period.

Net interest income increased $37.2 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The primary drivers of these changes are summarized below:

•Loans – Interest income on loans decreased $126.4 million for the three months ended March 31, 2026, compared to the same period in 2025. This change was primarily attributable to a $110.4 million decrease in average loan volume, most notably in the RICs and auto loan and personal unsecured loan portfolios combined with a lower average loan rate of $16.0 million. Refer to the “Loan Portfolio” section of this MD&A for further discussion of loan balances.
•Interest-earning deposits – Interest income on interest-earning deposits decreased $82.0 million for the three months ended March 31, 2026, compared to the corresponding period in 2025. This decrease reflected lower average volumes of $55.9 million and lower average rates of $26.2 million. This change was primarily driven by the changing interest rate environment.
•Securities purchased under resale agreements – Interest and fees on federal funds sold and securities purchased under resale agreements decreased $130.8 million for the three months ended March 31, 2026, compared to the same period in 2025. This decrease is attributable to lower average volumes $58.3 million and lower average rates of $72.5 million.
•Investment securities – Interest income on investment securities increased $93.0 million compared to the corresponding period in 2025.This increase was attributable to higher average securities volumes of $66.8 million and higher average rates $26.1 million. Both increases were primarily driven by higher market interest rates.
•Deposits and related customer accounts – Interest expense on deposits and related customer accounts decreased $47.3 million for the three months ended March 31, 2026, compared to the corresponding period in 2025. This decrease was attributable to a lower average volume of $4.1 million combined with lower average deposit rates of $43.2 million. The rate declines were primarily related to lower money market and CD product rates, and partially offset by increased saving rates.
•Securities Financing Activities and borrowed funds - Interest expense on Securities Financing Activities and borrowed funds decreased $236.3 million for the three months ended March 31, 2026, compared to the same period in 2025. This decrease was attributable to a lower average Securities Financing Activities and borrowed funds volume of $123.9 million and lower average rates of $112.4 million. Decreases were primarily due to a decline in Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $431.3 million for the three months ended March 31, 2026, compared to a credit loss expense of $425.9 million for the corresponding period in 2025. The credit loss expense during the three months ended March 31, 2026 was mainly due to charge-offs, net of recoveries in RICs and auto loans, partially offset by a release in the ACL reserves primarily attributable to seasonality and changes in portfolio composition in RIC and auto loan and lower exposure in personal unsecured loans portfolio.

Credit loss expense on commercial loans increased $18.1 million for the three months ended March 31, 2026 compared to the corresponding period in 2025.

The credit loss expense on unfunded credit losses for the three months ended March 31, 2026 decreased $12.7 million compared to the corresponding period in 2025.

NON-INTEREST INCOME

	Three months ended March 31,		YTD Change
(dollars in thousands)	2026	2025	Dollar increase/(decrease)	Percentage
Consumer fees (1)	$102,648	$83,458	$19,190	23.0%
Commercial fees (2)	21,062	24,958	(3,896)	(15.6)%
Lease income	321,221	465,728	(144,507)	(31.0)%
Capital market revenue	170,581	95,729	74,852	78.2%
Miscellaneous income, net	161,822	167,934	(6,112)	(3.6)%
Securities gains, net	26,480	40,259	(13,779)	(34.2)%
Total non-interest income	$803,814	$878,066	$(74,252)	(8.5)%
(1) Consumer fees primarily include consumer deposit fees, consumer loan fees, (including origination, servicing, and late fees),and insurance and investment fees.
(2) Commercial fees primarily include commercial deposit fees and commercial loan fees.

Total non-interest income decreased $74.3 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. These changes were primarily comprised of:

•Lease income decreased $144.5 million for the three months ended March 31, 2026 compared to the corresponding period in 2025, due to a reduction in leased vehicle units driven by lower new lease originations.
•Capital market revenue increased $74.9 million for the three months ended March 31, 2026 compared to the corresponding period in 2025, driven by higher investment banking income and increased derivative gains.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months ended March 31,		YTD Change
(dollars in thousands)	2026	2025	Dollar increase/(decrease)	Percentage
Compensation and benefits	$544,323	$564,157	$(19,834)	(3.5)%
Occupancy and equipment expenses	161,798	185,280	(23,482)	(12.7)%
Technology, outside services, and marketing expense	215,612	204,381	11,231	5.5%
Loan expense	83,722	75,556	8,166	10.8%
Lease expense	287,480	355,400	(67,920)	(19.1)%
Other expenses	92,003	142,577	(50,574)	(35.5)%
Total general, administrative and other expenses	$1,384,938	$1,527,351	(142,413)	(9.3)%

Total general, administrative and other expenses decreased $142.4 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. This change was primarily comprised of:

•Lease expense decreased $67.9 million for the three months ended March 31, 2026 compared to the corresponding period in 2025, due to lower auto lease volumes resulting in lower depreciation expense.
•Other expenses decreased $50.6 million for the three months ended March 31, 2026 compared to the corresponding period in 2025, due to lower deposit insurance premiums.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INCOME TAX PROVISION

An income tax provision of $68.6 million was recorded for the three months ended March 31, 2026 compared to an income tax provision of $16.9 million for the corresponding period in 2025. This resulted in an ETR of 14.2% for the three months ended March 31, 2026 compared to 4.4% for the corresponding period in 2025.

The increase in ETR for the three months ended March 31, 2026, when compared to the same period in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
LINE OF BUSINESS RESULTS

The Company manages its business activities by its six reportable segments, Auto, CBB, C&I, CRE, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and includes additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective. Information reported in this Form 10-Q in respect of the CIB segment includes only information within the Company’s Condensed Consolidated Financial Statements, and does not include information in respect of Santander’s New York branch, which is reported within Santander’s consolidated financial statements.

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended March 31,	2026			2025			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	$1,585,513	$722,002	$2,307,515	$1,633,264	$717,059	$2,350,323	$(42,808)	(1.8)%
Interest expense	618,491	378,770	$997,261	682,265	359,137	$1,041,402	$(44,141)	(4.2)%
Fees and other income	40,099	71,494	$111,593	19,681	61,756	$81,437	$30,156	37.0%
Lease income	321,221	—	$321,221	465,728	—	$465,728	$(144,507)	(31.0)%
Credit loss expense / (benefit)	420,233	(898)	$419,335	396,434	37,745	$434,179	$(14,844)	(3.4)%
Lease expense	287,328	—	$287,328	355,246	—	$355,246	$(67,918)	(19.1)%
General, administrative and other expenses	306,471	380,907	$687,378	349,586	395,262	$744,848	$(57,470)	(7.7)%
Income/(loss) before income taxes	314,310	34,717	$349,027	335,142	(13,329)	$321,813	$27,214	8.5%
Total assets	54,923,600	8,207,540	$63,131,140	59,520,562	9,604,039	$69,124,601	$(5,993,461)	(8.7)%

The Company reported total income before income taxes related to its Consumer activities of $349.0 million for the three months ended March 31, 2026 compared to income before income taxes of $321.8 million for the corresponding period in 2025. The most significant drivers of this change were:

•Fees and other income increased $30.2 million for the three months ended March 31, 2026 compared to the corresponding period of 2025, primarily due to servicing and origination fees related to RICs and auto loans.
•Lease income decreased $144.5 million for the three months ended March 31, 2026 compared to the corresponding period of 2025, driven by lower average Auto lease balances.
•Lease expense decreased $67.9 million for the three months ended March 31, 2026 compared to the corresponding period of 2025, driven by lower average auto lease balances leading to lower depreciation expense.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Commercial Activities

Commercial activities consist of the Company's C&I and CRE reportable segments.

Three months ended March 31,	2026			2025			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$189,153	$332,425	$521,578	$226,886	$352,728	$579,614	$(58,036)	(10.0)%
Interest expense	114,375	215,813	$330,188	138,260	237,286	$375,546	$(45,358)	(12.1)%
Fees and other income	21,582	15,581	$37,163	17,614	19,683	$37,297	$(134)	(0.4)%
Credit loss expense / (benefit)	(5,920)	16,224	$10,304	(6,018)	3,595	$(2,423)	$12,727	525.3%
General, administrative and other expenses	46,100	47,251	$93,351	49,311	48,432	$97,743	$(4,392)	(4.5)%
Income/(loss) before income taxes	56,180	68,718	$124,898	62,947	83,098	$146,045	$(21,147)	(14.5)%
Total assets	3,863,278	22,426,337	$26,289,615	3,764,261	23,251,141	$27,015,402	$(725,787)	(2.7)%

The Company reported total income before income taxes related to its Commercial activities of $124.9 million for the three months ended March 31, 2026 compared to income before income taxes of $146.0 million for the corresponding period in 2025. The most significant drivers of this change were:

•Interest income decreased $58.0 million for the three months ended March 31, 2026 compared to the corresponding period of 2025. This decrease was primarily due to lower loan balances and lower yields.
•Interest expense decreased $45.4 million for the three months ended March 31, 2026 compared to the corresponding period of 2025. This decrease was primarily due to lower deposit rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CIB

	Three months ended March 31		YTD Change
(dollars in thousands)	2026	2025	Dollar increase/(decrease)	Percentage
Interest income	$634,517	$712,628	$(78,111)	(11.0)%
Interest expense	532,078	660,966	(128,888)	(19.5)%
Fees and other income	209,748	192,103	17,645	9.2%
Credit loss expense / (benefit)	2,032	(5,314)	7,346	138.2%
Lease expense	152	154	(2)	(1.3)%
General, administrative and other expenses	236,940	230,349	6,591	2.9%
Income/(loss) before income taxes	73,063	18,576	54,487	293.3%
Total assets	34,913,920	30,408,731	4,505,189	14.8%

CIB reported income before income taxes of $73.1 million for the three months ended March 31, 2026 compared to income before income taxes of $18.6 million for the corresponding period of 2025. This increase was primarily attributable to strong performance in Global Markets and Banking, supported by the continued benefits of the multi-year investment in the investment banking platform. Factors contributing to this change were:

•Interest income decreased $78.1 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. This decrease was due to interest income associated with Securities Financing Activities.
•Interest expense decreased $128.9 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. This decrease was due to interest expense associated with Securities Financing Activities.
•Total assets at March 31, 2026 increased $4.5 billion compared to the corresponding period in 2025. This increase was primarily due to trading inventory.

Wealth Management

	Three months ended March 31		YTD Change
(dollars in thousands)	2026	2025	Dollar increase/(decrease)	Percentage
Interest income	$78,348	$86,649	$(8,301)	(9.6)%
Interest expense	38,655	37,055	1,600	4.3%
Fees and other income	120,121	94,492	25,629	27.1%
Credit loss expense / (benefit)	37	—	37	100%
General, administrative and other expenses	82,167	75,066	7,101	9.5%
Income/(loss) before income taxes	77,610	69,020	8,590	12.4%
Total assets	8,528,438	7,506,939	1,021,499	13.6%

Wealth Management reported income before income taxes of $77.6 million for the three months ended March 31, 2026, compared to income before income taxes of $69.0 million for the corresponding period in 2025. The primary factors contributing to this change were:

•Fees and other income increased $25.6 million for the three months ended March 31, 2026 compared to the corresponding period in 2025. This increase was primarily due to fees on increased securities transaction activity.
•Total assets at March 31, 2026 increased $1.0 billion compared to the corresponding period in 2025. This increase was primarily due to the purchase of the interest in the U.K. Limited Partnership.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other

	Three months ended March 31		YTD Change
(dollars in thousands)	2026	2025	Dollar increase/(decrease)	Percentage
Interest income	$(651,415)	$(592,314)	$(59,101)	(10.0)%
Interest expense	(502,907)	(436,093)	(66,814)	(15.3)%
Fees and other income	3,968	7,009	(3,041)	(43.4)%
Credit loss expense / (benefit)	(366)	(499)	133	26.7%
General, administrative and other expenses	(2,378)	23,945	(26,323)	(109.9)%
Income/(loss) before income taxes	(141,796)	(172,658)	30,862	17.9%
Total assets	35,225,068	38,144,455	(2,919,387)	(7.7)%

The Other category reported a loss before income taxes of $141.8 million for the three months ended March 31, 2026, compared to a loss before income taxes of $172.7 million for the corresponding period in 2025. The primary factors contributing to this change were:

•Interest income decreased $59.1 million for the three months ended March 31, 2026 compared to the corresponding period of 2025. This decrease was due to interest income associated with deposits held at the Federal Reserve.
•Interest expense decreased $66.8 million for the three months ended March 31, 2026 compared to the corresponding period of 2025. This decrease was due to interest expense associated deposits, brokered deposits, reduced borrowings, and internal funding.
•General, administrative and other expenses decreased $26.3 million for the three months ended March 31, 2026 compared to the corresponding period of 2025. This increase was primarily a result of prior year strategic investment and restructuring charges.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	March 31, 2026		December 31, 2025		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,995,301	9.6%	$8,135,821	9.8%	$(140,520)	(1.7)%
C&I	7,711,550	9.3%	7,820,988	9.4%	(109,438)	(1.4)%
Multifamily	9,511,784	11.4%	9,601,558	11.6%	(89,774)	(0.9)%
Other commercial	8,367,740	10.0%	8,249,571	10.0%	118,169	1.4%
Total commercial loans (1)	33,586,375	40.3%	33,807,938	40.8%	(221,563)	(0.7)%
Consumer loans secured by real estate:
Residential mortgages	3,961,066	4.8%	4,039,103	4.9%	(78,037)	(1.9)%
Home equity loans and lines of credit	1,721,872	2.1%	1,797,387	2.2%	(75,515)	(4.2)%
Total consumer loans secured by real estate	5,682,938	6.9%	5,836,490	7.1%	(153,552)	(2.6)%
Consumer loans not secured by real estate:
RICs and auto loans	43,540,272	52.2%	42,736,050	51.4%	804,222	1.9%
Personal unsecured loans	456,185	0.5%	492,525	0.6%	(36,340)	(7.4)%
Other consumer	15,557	0.1%	18,306	0.1%	(2,749)	(15.0)%
Total consumer loans	49,694,952	59.7%	49,083,371	59.2%	611,581	1.2%
Total LHFI	$83,281,327	100.0%	$82,891,309	100.0%	$390,018	0.5%
Total LHFI with:
Fixed	$60,482,428	72.6%	$59,079,072	71.3%	$1,403,356	2.4%
Variable	22,798,899	27.4%	23,812,237	28.7%	(1,013,338)	(4.3)%
Total LHFI	$83,281,327	100.0%	$82,891,309	100.0%	$390,018	0.5%
(1) As of March 31, 2026, the Company had $325.3 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans by Maturity and Interest Rate Sensitivity

	At March 31, 2026, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$33,041	$195,193	$50,326	$365,702	$644,262
C&I	187,791	772,231	200,693	21,702	1,182,417
Multifamily loans	1,211,409	4,436,717	1,647,116	—	7,295,242
Other commercial	1,578,510	1,796,386	1,134,409	—	4,509,305
Total Commercial	$3,010,751	$7,200,527	$3,032,544	$387,404	$13,631,226
Residential mortgages	1,573	35,779	496,605	3,810,693	4,344,650
Home equity loans and lines of credit	15,056	8,475	29,187	23,632	76,350
RICs and auto loans	585,576	26,198,155	16,756,540	1	43,540,272
Personal unsecured loans	2,566	18,729	38,408	—	59,703
Other consumer	1,879	8,499	1,842	3,337	15,557
Total Fixed Rates	$3,617,401	$33,470,164	$20,355,126	$4,225,067	$61,667,758
Variable Rates:
CRE loans	$3,585,924	$3,990,274	$279,183	$74,003	$7,929,384
C&I	990,833	5,145,036	560,506	24,281	6,720,656
Multifamily loans	1,061,066	1,017,594	137,069	813	2,216,542
Other commercial	3,707,515	150,920	—	—	3,858,435
Total Commercial	$9,345,338	$10,303,824	$976,758	$99,097	$20,725,017
Residential mortgages	170	2,493	85,078	376,617	464,358
Home equity loans and lines of credit	764	403	323,630	1,320,725	1,645,522
Personal unsecured loans	5,953	111,582	276,976	1,971	396,482
Total Variable Rates	$9,352,225	$10,418,302	$1,662,442	$1,798,410	$23,231,379
Total	$12,969,626	$43,888,466	$22,017,568	$6,023,477	$84,899,137

Commercial

Commercial loans decreased approximately $221.6 million, or 0.7%, from December 31, 2025 to March 31, 2026. This decrease was primarily attributable to a decrease in C&I loans of $109.4 million and a decrease in CRE loans of $140.5 million, partially offset by an increase in Other commercial loans of $118.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At March 31, 2026, the CRE and multifamily portfolios included the following:

	As of March 31, 2026
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$7,995,301	45.7%
Multifamily loans (1)	9,511,784	54.3%
Total CRE and multifamily loans	$17,507,085	100.0%
CRE loans by type
Multifamily construction	$4,075,277	23.3%
Office	1,475,413	8.4%
Retail	946,377	5.4%
Industrial	808,764	4.6%
Other	689,470	3.9%
Total	$7,995,301
(1) Occupied properties

Multifamily lending (occupied and construction) continues to be our focus. Overall, occupancy across the multifamily loan portfolio and our primary markets, such as New York City, continues to be stable. Our construction originations are concentrated to well-established and proven builders and sponsors. The Company's office exposure primarily consists of investment grade, single tenants with long leases.

The Company's CRE and Multifamily portfolios by state at the date indicated was:

	As of March 31, 2026
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$4,939,489	28.2%
New Jersey	2,151,467	12.3%
Florida	1,559,621	8.9%
Texas	1,487,652	8.5%
All other states	7,368,856	42.1%
Total	$17,507,085	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $153.6 million from December 31, 2025 to March 31, 2026 due to continued run-off in these portfolios.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $804.2 million from December 31, 2025 to March 31, 2026. This increase represents primarily new origination activity A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 7 to the Condensed Consolidated Financial Statements.

As of March 31, 2026, 62.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.4% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $39.1 million from December 31, 2025 to March 31, 2026. This decrease was primarily due to run-off in the portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	March 31, 2026	December 31, 2025	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$189,175	$187,657	$1,518	0.8%
C&I	87,135	47,813	39,322	82.2%
Multifamily	395,221	309,994	85,227	27.5%
Other commercial	4,610	4,518	92	2.0%
Total commercial loans	676,141	549,982	126,159	22.9%

Consumer loans secured by real estate:
Residential mortgages	52,349	59,089	(6,740)	(11.4)%
Home equity loans and lines of credit	51,500	57,109	(5,609)	(9.8)%
Consumer loans not secured by real estate:
RICs and auto loans	2,246,909	2,683,202	(436,293)	(16.3)%
Personal unsecured loans	85	93	(8)	(8.6)%
Other consumer	11,339	18,413	(7,074)	(38.4)%
Total consumer loans	2,362,182	2,817,906	(455,724)	(16.2)%
Total non-accrual loans	3,038,323	3,367,888	(329,565)	(9.8)%

OREO	38,622	41,978	(3,356)	(8.0)%
Repossessed vehicles	268,428	249,913	18,515	7.4%
Foreclosed and other repossessed assets	1,761	1,297	464	35.8%
Total OREO and other repossessed assets	308,811	293,188	15,623	5.3%
Total non-performing assets	$3,347,134	$3,661,076	$(313,942)	(8.6)%

Past due 90 days or more as to interest or principal and accruing interest	$8,645	$8,700	$(55)	(0.6)%
Non-performing assets as a percentage of total assets	2.0%	2.2%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	March 31, 2026	December 31, 2025	March 31, 2025
ACL to total loan outstanding	7.1%	7.2%	7.3%
ACL	$6,001,510	$6,052,171	$6,489,199
Total loans outstanding	84,899,137	84,477,513	88,505,141
NPL to total loans outstanding	3.6%	4.0%	3.2%
NPL	$3,038,323	$3,367,888	$2,869,397
Total loans outstanding	84,899,137	84,477,513	88,505,141
ACL to NPL	197.5%	179.7%	226.2%
ACL	$6,001,510	$6,052,171	$6,489,199
NPL	3,038,323	3,367,888	2,869,397
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.3%	0.1%
NCOs during the period	$21,585	$95,456	$36,175
Average amount outstanding	34,438,100	35,160,483	35,198,169
Consumer	1.0%	4.0%	0.9%
NCOs during the period	$499,138	$2,118,252	$510,465
Average amount outstanding	50,657,718	52,695,596	53,916,380

Commercial NCOs during the period to average loans decreased from March 31, 2025 to March 31, 2026. The decrease in NCOs was primarily in the CRE portfolio. Consumer NCOs during the period to average loans decreased from March 31, 2025 to March 31, 2026. This decrease was primarily due to the sale of loans in the Personal unsecured portfolio in 2025 and an increase in recoveries.

Commercial

Commercial NPLs increased $126.2 million from December 31, 2025 to March 31, 2026. Commercial NPLs accounted for 2.0% of commercial LHFI at March 31, 2026. The change in commercial NPLs was primarily comprised of an increase of $85.2 million in the Multifamily portfolio, an increase of $1.5 million in the CRE portfolio, and an increase of $39.3 million in the C&I portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $44.6 million, or 43.0%, of non-performing consumer loans secured by real estate at March 31, 2026, compared to $44.4 million, or 38.2%, at December 31, 2025.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $436.3 million from December 31, 2025 to March 31, 2026. Non-performing RICs and auto loans accounted for 5.2% and 6.3% of total RICs and auto loans at March 31, 2026 and December 31, 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $8.0 thousand from December 31, 2025 to March 31, 2026. Non-performing personal unsecured loans accounted for 0.02% and 0.02% of total personal unsecured loans at March 31, 2026 and December 31, 2025, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $197.6 million and $257.5 million at March 31, 2026 and December 31, 2025, respectively. Early stage delinquency consumer loans amounted to $5.5 billion and $6.2 billion at March 31, 2026 and December 31, 2025, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $945.8 million from December 31, 2025 to March 31, 2026. The main driver of this is the decrease in past due loans in the RIC and auto loan portfolio.

Loan Modifications

During the three months ended March 31, 2026, the Company provided loan modifications to customers with an amortized cost basis at March 31, 2026 of $1.2 billion, compared to $760.6 million for the corresponding period in 2025. Loan modifications primarily consist of payment deferrals in the RIC and auto loan portfolio. The increase in payment deferrals was primarily comprised of an increase of $160.2 million in the Multifamily portfolio and an increase of $88.3 million in the RIC and auto loan portfolio. The increase in the Multifamily portfolio was largely driven by a limited number of borrowers, including three relationships that accounted for a significant portion of the activity. The increase in All Other Modifications was primarily driven by an increase of $246.5 million in the CRE portfolio, which was similarly driven by a small number of large loans.

ACL

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

The Company's ACL was $6.0 billion at March 31, 2026, a decrease of $50.7 million from December 31, 2025. The decrease in the ACL was primarily attributable to seasonality and changes in portfolio composition in RIC and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the consumer portfolio segment decreased by $40.1 million and the ACL for the commercial segment decreased $10.5 million for the period ended March 31, 2026 compared to the period ended December 31, 2025. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT SECURITIES

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The change in the AFS investment securities portfolio during the first quarter was primarily due to the sale of U.S. Treasury securities during the first quarter of 2026 for an immaterial gain.

The average life of the AFS investment portfolio (excluding certain ABS) at March 31, 2026 was approximately 7.38 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at March 31, 2026 was approximately 4.04 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 457 investment securities classified as HTM as of March 31, 2026. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at March 31, 2026:

	March 31, 2026
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,493,459	$1,336,632
FHLMC	2,047,354	1,826,445
GNMA (1)	10,773,886	9,075,074
Total	$14,314,699	$12,238,151
(1) Includes U.S. government agency MBS.

GOODWILL

At March 31, 2026, goodwill totaled $2.8 billion and represented 1.6% of total assets and 17.0% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2025 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the first quarter of 2026, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEPOSITS

The Company reported deposits of $81.2 billion and $79.0 billion at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, SBNA had $80.1 billion of U.S.-based deposits, including $4.4 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $27.6 billion and $27.3 billion at March 31, 2026 and December 31, 2025, respectively, and represented approximately 35% and 36% of all U.S. deposits at March 31, 2026 and December 31, 2025, respectively.

The following shows the Company's deposits by business as of March 31, 2026:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$50,182,192	$10,472,049	$2,327,235	$3,029,049	$1,629,707	$67,640,232
Non-interest-bearing demand deposits	8,047,518	2,893,154	106,847	2,492,180	27,380	13,567,079
Total deposits (1)	$58,229,710	$13,365,203	$2,434,082	$5,521,229	$1,657,087	$81,207,311
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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2026 and 2025, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of March 31, 2026 and 2025, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at March 31, 2026:

	SHUSA

	March 31, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	12.91%	6.50%	4.50%
Tier 1 capital ratio	14.78%	8.00%	6.00%
Total capital ratio	16.89%	10.00%	8.00%
Leverage ratio	9.35%	5.00%	4.00%

	SBNA

	March 31, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	19.72%	6.50%	4.50%
Tier 1 capital ratio	19.72%	8.00%	6.00%
Total capital ratio	20.99%	10.00%	8.00%
Leverage ratio	12.33%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS. As of March 31, 2026 , the Company had $3.8 billion of notional in fair value hedges which was consistent with $3.8 billion at December 31, 2025. Refer to Note 10 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the three months ended March 31, 2026, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on the SDART platform for approximately $1.9 billion
•issuance of CLNs for approximately $325.1 million

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At March 31, 2026, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

(in thousands)	March 31, 2026			December 31, 2025
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$13,554,125			$12,257,362
Liquidity from released government deposit collateral (1)	2,065,891	—	2,065,891	2,266,746	—	2,266,746
Liquidity from unencumbered securities	4,887,783	—	4,887,783	5,345,962	—	5,345,962
FHLB	14,579,673	571,783	14,007,890	15,374,377	807,835	14,566,542
FRB:
Discount window	10,917,371	—	10,917,371	9,795,862	—	9,795,862
Total available liquidity			$45,433,060			$44,232,474
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At March 31, 2026, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $27.8 billion. This amount represented 34.2% of total deposits at March 31, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash, cash equivalents, and restricted cash

	Three months ended March 31,		YTD Change
(in thousands)	2026	2025	Increase/(Decrease)
Net cash flows from operating activities	$274,877	$(1,791,890)	$2,066,767
Net cash flows from investing activities	(791,984)	(761,468)	(30,516)
Net cash flows from financing activities	2,294,326	5,522,339	(3,228,013)

Cash flows from operating activities

Net cash flow from operating activities increased by $2.1 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily due to the change in net trading activity and an increase in proceeds from the sales of and collections on LHFS, offset by an increase in originations and purchases of LHFS during the three months ended March 31, 2026.

Cash flows from investing activities

Net cash flow from investing activities decreased by $30.5 million from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily driven by the net change in loans other than purchases and sales and the net change in purchases and sales of investment securities, offset by the net change in operating leases.

Cash flows from financing activities

Net cash flow from financing activities decreased by $3.2 billion from the three months ended March 31, 2025 to the three months ended March 31, 2026, primarily driven by the net change in net borrowings activity and the net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have a credit facility with several banks providing an aggregate commitment of $1.0 billion for the exclusive use of providing short-term liquidity needs to support preferred auto lessor financing. As of March 31, 2026, there was an outstanding balance of zero on this facility. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios, as well as other metrics exceeding specified thresholds.

In addition, the Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $2.8 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of March 31, 2026, there was an outstanding balance of $1.9 billion on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 9 to the Condensed Consolidated Financial Statements for additional information about the Company's Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of March 31, 2026, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $19.0 billion.

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

At March 31, 2026, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of March 31, 2026, the Company had total contractual cash obligations of $77.0 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short-term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $81.2 billion, secured and other financing of $22.5 billion, short-term repurchase agreements of $21.3 billion and long-term unsecured debt of $12.8 billion, as well as cash flows from continuing operations. Additionally, on March 31, 2026, the Company had $45.4 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $23.0 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $8.9 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 to these Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of March 31, 2026, the Company had 530,391,043 shares of common stock outstanding.

During the three months ended March 31, 2026, the Company paid dividends of zero on its common stock and paid $44.2 million of dividends on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at March 31, 2026 and December 31, 2025:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	March 31, 2026	December 31, 2025
Down 200 basis points	(2.51)%	(2.25)%
Down 100 basis points	(1.10)%	(0.88)%
Up 100 basis points	0.79%	0.65%
Up 200 basis points	1.35%	1.15%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2026 and December 31, 2025.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	March 31, 2026	December 31, 2025
Down 200 basis points	3.20%	1.55%
Down 100 basis points	3.39%	2.46%
Up 100 basis points	(5.24)%	(4.44)%
Up 200 basis points	(11.18)%	(9.68)%

As of March 31, 2026, the Company’s profile reflected an increase of MVE of 3.39% for downward parallel interest rate shocks of 100 basis points and a decrease of 5.24% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). NMD sensitivity increased as rates declined and duration extended, driven by growth in Openbank deposits. This decreased overall MVE sensitivity as it offset more sensitivity on the asset side.

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. The majority of the Company's residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 11 to the Condensed Consolidated Financial Statements.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the Evaluation Date, management of the Company, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 14 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations, and cash flow that are set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the risk factors disclosed in our Form 10-K, we are subject to risks related to the proposed transaction with Webster, discussed further below.

Risks Relating to the Proposed Transaction with Webster

We Are Expected to Incur Significant Non-Recurring Costs Related to the Proposed Transaction with Webster and the Subsequent Integration of our Respective Businesses.

We have incurred and expect to incur a number of non-recurring costs associated with the proposed transaction with Webster. These costs include legal, accounting and financial advisory costs and severance/employee-benefit related costs in connection with the transaction. Some of these costs are payable by us regardless of whether or not the transaction is completed.

We also expected to incur significant costs in connection with the subsequent integration of our and Webster’s respective businesses. There are a number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including procurement, accounting and finance, legal, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. Many of such integration costs are, by their nature, difficult to estimate, and the timing of such costs is uncertain at present.

We May Fail to Realize All of the Anticipated Benefits of the Proposed Transaction with Webster, and Consolidating our Businesses May be More Difficult, Costly or Time Consuming Than Expected.

We may fail to realize the anticipated benefits from consolidating our business and Webster’s. To realize these anticipated benefits, we and Webster must successfully integrate our businesses. If we or Webster take longer to, or are not able to, achieve these objectives, the anticipated benefits of the transaction, including the cost synergies expected to be realized, may not be realized fully or at all, or may take longer to realize than expected.

It is possible that the integration process could take longer or be more costly than anticipated, or could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees or achieve the anticipated benefits of the transaction. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on our business following closing of the transaction.

The Proposed Transaction is Subject to Conditions, Some or All of Which May Not Be Satisfied, Satisfied on a Timely Basis, if at All, or Waived. Failure to Close the Transaction Could Have a Material Adverse Effect on Us.

Closing of the transaction is subject to a number of conditions, including, among other things, receipt of Webster’s stockholders’ approval and the requisite regulatory approvals, which make closing and timing of closing of the proposed transaction uncertain. The failure to satisfy all of such required conditions could delay closing of the transaction for a significant period of time or prevent it from occurring at all.

Any delay in closing the transaction could significantly reduce or delay the realization of the anticipated benefits we expect to achieve if we successfully close the transaction within the expected timeframe. There can be no assurance that the conditions to closing the transaction will be satisfied or waived or that the transaction will close. In addition, subject to limited exceptions, either Santander or Webster may terminate the Transaction Agreement if the transaction has not occurred on or before the end date.

In addition, delays in closing the transaction could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about closing the transaction, and could materially and adversely impact our ongoing business, financial condition or results of operations following closing of the transaction.

Regulatory Authorities May Impose Conditions on the Transaction that Could Have an Adverse Effect on Us.

To close the transaction, we need to obtain approvals, consents from, or make filings with, several U.S. and European regulatory authorities. These regulatory authorities may impose conditions on the closing of the transaction or require changes to the terms of the transaction. There can be no assurance that all of the requisite regulatory approvals will be obtained and, if obtained, there can be no assurance regarding the timing of such approvals, our ability to obtain such approvals on satisfactory terms or the absence of litigation challenging such approvals. In addition, there can be no assurance that such requisite regulatory approvals will not impose conditions or requirements that, individually or in the aggregate, would or could reasonably be expected to have an adverse effect on the assets or business acquired or our financial condition or results of operations following closing of the transaction. Santander is not obligated to close the transaction if any requisite regulatory approval would result in the imposition of a materially burdensome regulatory condition.

Upon Closing of the Transaction, Certain Change-of-Control Rights Under Agreements to Which Webster Is a Party Will or May Be Triggered, Which May Result in Third Parties Terminating or Altering Existing Contracts or Relationships with Webster or, Following Closing of the Transaction, Us.

Webster has contracts with third parties which will or may require Webster to obtain consents from such third parties in connection with the transaction. If these consents are not obtained, the counterparties to these contracts may have the ability to terminate, reduce the scope of or otherwise seek to vary the terms of their relationships or the terms of such contracts with Webster in anticipation of the transaction, or with us following closing of the transaction. The pursuit of such rights may result in Webster, or, following closing of the transaction, us, suffering a loss of potential future revenue, incurring liabilities in connection with breaches of agreements or losing rights that are material to Webster’s business and ours. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction.

In Connection with the Closing of the Transaction, We Expect to Assume Webster’s Outstanding Debt Obligations and That Each Outstanding Share of Webster’s Preferred Stock Will Be Converted Into the Right to Receive One Share of Newly Created Series of Our Preferred Stock, which May Adversely Affect Our Financial Position and Operating Flexibility.

In connection with the proposed transaction, we expect to assume Webster’s outstanding indebtedness. Additionally, we expect that each outstanding share of Webster’s Series F and Series G preferred stock will be converted into the right to receive one share of newly created series of our preferred stock, which will have substantially the same terms as Webster’s outstanding Series F and Series G preferred stock, respectively. Our assumption of Webster’s existing debt, together with any future incurrence of additional indebtedness, and our issuance of newly created series of our preferred stock, could have important consequences. For example, they may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, increasing borrowing costs, making it difficult for us to satisfy our financial obligations, including making applicable scheduled principal and interest payments on our indebtedness, limiting our ability to obtain additional financing and require a substantial portion of cash flow to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, unless Webster’s preferred stock is redeemed in full, we will become subject to certain reporting and corporate governance requirements not previously applicable to us, including the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that compliance with these requirements would increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place increased burdens on our personnel, systems, and resources.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander and its affiliates. During the period covered by this report:

•Frozen accounts and transactions: A limited number of accounts for certain customers subsequently designated over time by the U.S. under the SDGT sanctions programme, were or are maintained with certain non-U.S. affiliates of Santander. All such accounts have been frozen or cancelled to comply with applicable legal requirements.

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

In the aggregate, all the transactions described above resulted in gross revenues and net profits in the three months ended March 31, 2026 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above.

ITEM 6 - EXHIBITS

(2.1)
Agreement and Plan of Merger, dated as of March 30, 2026, by and among Santander Holdings USA, Inc., Santander Bank, National Association and Webster Bank, National Association (Incorporated by reference to Exhibit 2.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed March 31, 2026) (Commission File Number 001-16581)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed December 21, 2022) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 15, 2023) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s S-3ASR filed December 15, 2023) (Commission File Number 333-276089)

(3.4)	Bylaws of Santander Holdings USA, Inc. (incorporated by reference to Exhibit 3.4 of Santander Holdings USA, Inc.’s Quarterly Report on Form 10-Q filed July 30, 2025) (Commission File Number 001-16581)

(4.1)	Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	Inline XBRL Instance Document (Filed herewith)

(101.SCH)	Inline XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	May 4, 2026	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	May 4, 2026	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President