Form 10-Q
period 2026-06-30
Santander Holdings USA, Inc.
filed 2026-07-31
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026

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
Number of shares of common stock outstanding at July 31, 2026: 530,391,043 shares

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
•risks SHUSA faces implementing its growth strategy, including SHUSA's ability to grow revenue, manage expenses, attract and retain highly-skilled people, successfully complete and integrate mergers and acquisitions, and raise capital necessary to achieve its business goals and comply with regulatory requirements; including, without limitation, the proposed acquisition of Webster by Santander and merger of Webster Bank into SBNA;
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

ABS: Asset-backed securities	FHLMC: Federal Home Loan Mortgage Corporation
ACL: Allowance for credit losses	FICO®: Fair Isaac Corporation credit scoring model
AFS: Available-for-sale	FNMA: Federal National Mortgage Association
ALLL: Allowance for loan and lease losses	FRB: Federal Reserve Bank
AOCI: Accumulated other comprehensive income	FVO: Fair value option
ASC: Accounting Standards Codification	GAAP: Accounting principles generally accepted in the United States of America
ASU: Accounting Standards Update	GDP: Gross domestic product
BHC: Bank holding company	GNMA: Government National Mortgage Association
BOLI: Bank-owned life insurance	HFI: Held-for-investment
BSI: Banco Santander International	HFS: Held-for-sale
C&I: Commercial and Industrial Banking	HPI: Housing Price Index
CBB: Consumer and Business Banking	HTM: Held-to-maturity
CD: Certificate of deposit	ISDA: International Swaps and Derivatives Association, Inc.
CECL: Current expected credit losses as defined by FASB ASC Topic 326	IT: Information technology
CEO: Chief Executive Officer	LGD: Loss given default
CET1: Common equity Tier 1	LHFI: Loans held for investment
CEVF: Commercial equipment vehicle financing	LHFS: Loans held for sale
CFPB: Consumer Financial Protection Bureau	LIHTC: Low income housing tax credit
CFO: Chief Financial Officer	LTV: Loan-to-value
CFTC: Commodity Futures Trading Commission	MBS: Mortgage-backed securities
CIB: Corporate and Investment Banking	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CLN: Credit-linked note	Moody’s: Moody's Investors Service, Inc.
CLTV: Combined loan-to-value	MSR: Mortgage servicing right
Company: Santander Holdings USA, Inc.	MVE: Market value of equity
CPR: Constant prepayment rate	NCO: Net charge-off
CRA: Community Reinvestment Act	NMDs: Non-maturity deposits
CRE: Commercial real estate	NPL: Non-performing loan
DCF: Discounted cash flow	OBBBA - One Big Beautiful Bill Act
DOJ: Department of Justice	OCC: Office of the Comptroller of the Currency
DPD: Days past due	OCI: Other comprehensive income
DTI: Debt-to-income	OIS: Overnight indexed swap
EAD: Exposure at default	OREO: Other real estate owned
Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD	Parent Company: The parent holding company of SBNA and other consolidated subsidiaries
EFG: Enterprise Financial Group
PCD: Purchased credit deteriorated; loans obtained more than 90 days after origination date for which the Company was not involved in the origination and as of the acquisition date have experienced a more-than-insignificant credit deterioration in credit quality since origination

EIR: Effective interest rate	PD: Probability of default
ETR: Effective tax rate	PSL: Purchased seasoned loans: loans either purchased or initially recognized through the consolidation of a variable interest entity
Evaluation Date: June 30, 2026	RIC: Retail installment contract
Exchange Act: Securities Exchange Act of 1934, as amended	ROU: Right-of-use
FASB: Financial Accounting Standards Board	RV: Recreational vehicle
FDIA: Federal Deposit Insurance Corporation Improvement Act	S&P: Standard & Poor's
FDIC: Federal Deposit Insurance Corporation	SanCap: Santander US Capital Markets LLC
Federal Reserve: Board of Governors of the Federal Reserve System	Santander: Banco Santander, S.A.
FHLB: Federal Home Loan Bank

SBALT: SBNA Auto Lease Trust	SSLLC: Santander Securities LLC
SBNA or the Bank: Santander Bank, National Association
Structured LLC: Structured limited liability company established by the FDIC to hold and service a portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure

SC: Santander Consumer USA Holdings Inc. and its subsidiaries	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer.
SCF: Statement of cash flows	TLAC: Total loss-absorbing capacity
SDART: Santander Drive Auto Receivables Trust	Transaction Agreement: Transaction Agreement dated as of February 3, 2026 among Webster, Santander and Webster Virginia
SDGT: Specially Designated Global Terrorist	Trusts: Securitization trusts
SEC: Securities and Exchange Commission	UK Limited Partnership: SHUSA's investment in a United Kingdom limited partnership formed to invest in early-stage financial technology companies.
Securities Act: Securities Act of 1933, as amended	UPB: Unpaid principal balance
Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements	VIE: Variable interest entity
SHUSA: Santander Holdings USA, Inc.	VOE: Voting interest entity
SOFR: Secured overnight financing rate	Webster: Webster Financial Corporation, parent of Webster Bank
SPE: Special purpose entity	Webster Bank: A retail and commercial bank headquartered in Stamford, Connecticut
Webster Virginia: Webster Virginia Corporation, a direct, wholly-owned subsidiary of Webster
YTD: Year-to-date

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In thousands)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$11,381,591	$14,373,816
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,440,137	8,639,667
Investment securities:
AFS at fair value (amortized cost of $7,426,314 and $7,956,281 as of June 30, 2026 and December 31, 2025, respectively)	6,797,351	7,327,735
Trading securities	17,902,688	15,608,767
HTM (fair value of $11,548,907 and $11,871,362 as of June 30, 2026 and December 31, 2025, respectively)	12,960,360	13,211,794
Other investments	2,525,793	2,567,434
LHFI (1)	82,710,074	82,891,309
ALLL	(5,818,621)	(5,999,656)
Net LHFI(4)	76,891,453	76,891,653
LHFS (2)	1,735,790	1,586,204
Premises and equipment, net	908,188	936,291
Operating lease assets, net (4)	6,605,992	8,357,063
Goodwill	2,766,665	2,766,665
Intangible assets, net	197,784	214,027
BOLI	2,052,765	2,056,456
Restricted cash (4)	7,240,924	5,322,087
Other assets (3) (4)	5,130,968	4,712,462
TOTAL ASSETS	$164,538,449	$164,572,121
LIABILITIES
Accounts payables and accrued expenses	$6,909,217	$6,042,405
Deposits and other customer accounts	79,564,561	78,977,702
Federal funds purchased and securities loaned or sold under repurchase agreements	22,135,117	19,460,394
Trading liabilities	3,475,945	4,002,351
Borrowings and other debt obligations (4)	32,744,295	37,102,112
Advance payments by borrowers for taxes and insurance	179,521	146,853
Other liabilities (4)	1,030,122	895,597
TOTAL LIABILITIES	146,038,778	146,627,414
Commitments and contingencies (Note 14)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,000,000 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	2,000,000	2,000,000
STOCKHOLDER'S EQUITY
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both June 30, 2026 and December 31, 2025, respectively)	17,275,965	17,307,470
Accumulated other comprehensive loss, net of tax	(607,614)	(533,559)
Accumulated deficit	(168,680)	(829,204)
TOTAL STOCKHOLDER'S EQUITY	16,499,671	15,944,707
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$164,538,449	$164,572,121
(1) Includes $3.2 million and $4.9 million of loans recorded at fair value at June 30, 2026 and December 31, 2025, respectively.
(2) Includes $1.4 billion and $1.5 billion of loans recorded at the FVO at June 30, 2026 and December 31, 2025, respectively.
(3) Includes MSRs of $78.7 million and $79.5 million at June 30, 2026 and December 31, 2025, respectively, for which the Company has elected the FVO.
(4) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. At June 30, 2026 and December 31, 2025, net LHFI included $16.7 billion and $21.6 billion, Operating leases assets, net included $6.6 billion and $8.4 billion, restricted cash included $1.7 billion and $668.2 million, Other assets included $620.3 million and $710.7 million, Borrowings and other debt obligations included $17.6 billion and $23.6 billion, and Other liabilities included $117.7 million and $96.1 million of assets or liabilities, respectively, that were included within VIEs. See Note 5 to these Condensed Consolidated Financial Statements for additional information.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
INTEREST INCOME:
Loans	$1,990,296	$2,096,464	$3,984,083	$4,216,697
Interest-earning deposits	153,782	269,676	316,542	514,482
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	293,079	458,092	603,132	898,967
Investment securities:
AFS	94,020	97,768	181,354	191,138
HTM	98,452	59,259	195,763	118,993
Trading securities	242,503	189,745	471,668	356,920
Other investments	10,278	11,148	20,411	21,853
TOTAL INTEREST INCOME	2,882,410	3,182,152	5,772,953	6,319,050
INTEREST EXPENSE:
Deposits and other customer accounts	442,907	488,721	884,184	977,303
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	421,252	589,783	850,748	1,151,625
Interest expense on trading liabilities	46,184	33,552	89,661	73,201
Borrowings and other debt obligations	451,217	588,675	932,242	1,177,476
TOTAL INTEREST EXPENSE	1,361,560	1,700,731	2,756,835	3,379,605
NET INTEREST INCOME	1,520,850	1,481,421	3,016,118	2,939,445
Credit loss expense	247,636	372,867	678,978	798,810
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,273,214	1,108,554	2,337,140	2,140,635
NON-INTEREST INCOME:
Consumer and commercial fees	109,584	127,382	233,293	235,798
Capital markets and foreign exchange income	250,907	132,982	421,488	228,711
Lease income	284,748	418,981	605,969	884,709
Miscellaneous income, net (1)	139,061	169,741	300,883	337,675
TOTAL FEES AND OTHER INCOME	784,300	849,086	1,561,633	1,686,893
Securities gains, net	22,120	21,663	48,600	61,922
TOTAL NON-INTEREST INCOME	806,420	870,749	1,610,233	1,748,815
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	541,568	508,991	1,085,891	1,073,147
Occupancy and equipment expenses	161,437	172,371	323,235	357,651
Technology, outside service, and marketing expense	189,762	213,022	405,374	417,402
Loan expense	74,531	85,854	158,253	161,410
Lease expense	215,848	339,620	503,328	695,019
Other expenses	137,529	123,740	229,531	266,319
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,320,675	1,443,598	2,705,612	2,970,948
INCOME BEFORE INCOME TAX	758,959	535,705	1,241,761	918,502
Income tax provision	174,256	37,961	242,887	54,884
NET INCOME	$584,703	$497,744	$998,874	$863,618
(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Unaudited (In thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
NET INCOME	$584,703	$497,744	$998,874	$863,618
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	(39,629)	26,734	(77,254)	69,370
Net unrealized (losses) / gains on investment in debt securities, net of tax	8,512	(27,477)	3,219	(25,452)
Other	51	(39)	(20)	15,066
TOTAL OTHER COMPREHENSIVE (LOSS) / INCOME, NET OF TAX	(31,066)	(782)	(74,055)	58,984
COMPREHENSIVE INCOME	$553,637	$496,962	$924,819	$922,602

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In thousands)

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2026	530,391	$17,289,649	$(576,548)	$(459,208)	$16,253,893	$2,000,000
Comprehensive (loss) / income	—	—	(31,066)	584,703	553,637	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Stock compensation	—	(13,684)	—	—	(13,684)	—
Balance, June 30, 2026	530,391	$17,275,965	$(607,614)	$(168,680)	$16,499,671	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, April 1, 2025	530,391	$17,335,889	$(657,934)	$(620,963)	$16,056,992	$2,000,000
Comprehensive (loss) / income	—	—	(782)	497,744	496,962	—
Dividends paid on preferred stock	—	—	—	(44,175)	(44,175)	—
Stock compensation	—	(21,527)	—	—	(21,527)	—
Balance, June 30, 2025	530,391	$17,314,362	$(658,716)	$(167,394)	$16,488,252	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2026	530,391	$17,307,470	$(533,559)	$(829,204)	$15,944,707	$2,000,000
Comprehensive (loss) / income	—	—	(74,055)	998,874	924,819	—
Dividends paid on common stock	—	—	—	(250,000)	(250,000)	—
Dividends paid on preferred stock	—	—	—	(88,350)	(88,350)	—
Stock compensation	—	(31,505)	—	—	(31,505)	—
Balance, June 30, 2026	530,391	$17,275,965	$(607,614)	$(168,680)	$16,499,671	$2,000,000

	Common Shares Outstanding	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	Accumulated Deficit	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2025	530,391	$17,335,889	$(717,700)	$(942,662)	$15,675,527	$2,000,000
Comprehensive income	—	—	58,984	863,618	922,602	—
Dividends paid on preferred stock	—	—	—	(88,350)	(88,350)	—
Stock compensation	—	(21,527)	—	—	(21,527)	—
Balance, June 30, 2025	530,391	$17,314,362	$(658,716)	$(167,394)	$16,488,252	$2,000,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (in thousands)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$998,874	$863,618
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	678,978	798,810
Deferred tax expense / (benefit)	(820)	(171,482)
Depreciation, amortization and accretion	1,093,630	1,292,366
Net gain on sale or disposal of loans, investment securities, and other assets	(40,834)	(78,888)
Originations and purchases of LHFS	(3,810,038)	(3,376,731)
Proceeds from sales of and collections on LHFS	3,918,591	2,751,581
Net change in:
Trading securities and trading liabilities, net	(2,801,366)	(5,276,569)
Other assets and BOLI	(367,968)	108,747
Other liabilities	1,095,646	1,148,628
Other operating activities, net	(2,296)	(3,370)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	762,397	(1,943,290)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	503,234	300,354
Proceeds from prepayments and maturities of AFS investment securities	385,160	367,895
Purchases of AFS investment securities	(387,623)	(812,884)
Proceeds from prepayments and maturities of HTM investment securities	1,090,016	453,409
Purchases of HTM investment securities	(963,284)	(319,623)
Proceeds from sales and maturities of equity method and other investments	139,236	94,102
Purchases of and contributions to equity method and other investments	(389,704)	(292,020)
Net change in federal funds sold and securities purchased under resale agreements	(800,470)	191,077
Proceeds from sales of LHFI	136,255	199,303
Purchases of LHFI	(208,234)	—
Net change in loans other than purchases and sales	(1,031,160)	19,163
Purchases and originations of operating leases	(586,771)	(1,612,134)
Proceeds from the sale and termination of operating leases	1,720,942	2,031,689
Purchases and sales of premises, equipment, and real estate owned, net	(68,052)	(72,776)
Proceeds from sale of residual interest in VIE	—	96,449
Other investing activities, net	85,746	9,028
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	(374,709)	653,032
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	586,859	2,170,684
Net change in short-term borrowings	406,068	(1,096,537)
Net proceeds from long-term borrowings	6,490,494	15,827,565
Repayments of long-term borrowings	(11,282,033)	(16,508,798)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	2,674,723	4,225,534
Dividends paid on common stock and preferred stock	(338,350)	(88,350)
Other financing activities, net	1,163	16,204
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	(1,461,076)	4,546,302

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,073,388)	3,256,044
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	19,695,903	23,576,006
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD (1)	$18,622,515	$26,832,050

(1) The six months ended June 30, 2026 and 2025 include cash and cash equivalents balances of $11.4 billion and $21.2 billion, respectively, and restricted cash balances of $7.2 billion and $5.7 billion, respectively.

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

On March 30, 2026, SHUSA, SBNA and Webster Bank entered into an Agreement and Plan of Merger to provide for the Webster Bank contribution to SBNA and subsequent merger into SBNA. Also on March 30, 2026, SBNA submitted a Bank Merger Act application to request approval from the OCC for the bank merger and has received that approval. Regulatory applications have also been submitted to the Federal Reserve and the European Central Bank in connection with the transaction. Approval of Santander's and Webster's shareholders and the European Central Bank has been obtained.

Completion of the merger of Webster Bank into SBNA remains contingent upon the fulfillment of certain conditions at or prior to the event, including that all prior transactions related to the acquisition of Webster by Santander and subsequent contribution of Webster Bank to SBNA have closed and become effective. The transaction is expected to close in the second half of 2026.

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

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	June 30, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$214,432	$767	$—	$215,199	$700,294	$6,109	$—	$706,403
ABS	1,191,159	754	(4,502)	1,187,411	947,660	368	(2,731)	945,297
Beneficial interest in Structured LLC (1)	1,043,067	12,763	—	1,055,830	1,070,348	26,441	—	1,096,789
MBS:
GNMA - Residential	2,510,073	212	(255,253)	2,255,032	2,636,121	11	(253,651)	2,382,481
GNMA - Commercial	609,746	3	(144,663)	465,086	622,086	3	(143,412)	478,677
FHLMC and FNMA - Residential	1,837,557	168	(295,193)	1,542,532	1,924,705	255	(288,059)	1,636,901
FHLMC and FNMA - Commercial	77,682	—	(1,421)	76,261	82,388	—	(1,201)	81,187
Unallocated fair value hedge basis adjustment (2)	(57,402)	—	57,402	—	(27,321)	—	27,321	—
Total investments in debt securities AFS	$7,426,314	$14,667	$(643,630)	$6,797,351	$7,956,281	$33,187	$(661,733)	$7,327,735
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

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	June 30, 2026				December 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,784,726	$855	$(9,261)	$1,776,320	$2,080,033	$7,581	$(194)	$2,087,420
ABS and other interests in structured securities	1,986,497	2,085	(9,069)	1,979,513	2,020,398	13,029	(1,855)	2,031,572
MBS:
GNMA - Residential	3,297,128	4,090	(414,880)	2,886,338	3,105,976	4,484	(402,208)	2,708,252
GNMA - Commercial	4,415,869	98	(899,297)	3,516,670	4,524,381	399	(887,818)	3,636,962
FHLMC and FNMA - Residential	1,325,969	420	(86,088)	1,240,301	1,433,747	2,583	(76,337)	1,359,993
FHLMC and FNMA - Commercial debt securities	150,171	—	(406)	149,765	47,259	—	(96)	47,163
Total investments in debt securities HTM	$12,960,360	$7,548	$(1,419,001)	$11,548,907	$13,211,794	$28,076	$(1,368,508)	$11,871,362

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the carrying value of the Company's investment securities pledged as collateral:

(in thousands)	June 30, 2026	December 31, 2025
Pledged against public fund deposits	$2,002,427	$2,266,746
Pledged against borrowing capacity with the FRB	5,325,126	4,270,467
Pledged against repurchase agreements and supported hedging relationships, recourse on loans	87,003	21,966
Pledged against customer overnight sweeps	287,317	313,752
Pledged against borrowing capacity with the FHLB	4,278,198	4,428,489
Total collateral pledged	$11,980,071	$11,301,420

At June 30, 2026 and December 31, 2025, the Company had $182.2 million and $157.5 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended June 30, 2026 or December 31, 2025.

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at June 30, 2026 were as follows:

(in thousands)	Amortized Cost(1)	Fair Value
Due within one year	$15,139	$15,138
Due after 1 year but within 5 years	312,979	310,255
Due after 5 years but within 10 years	814,051	803,300
Due after 10 years	6,341,547	5,668,658
Total	$7,483,716	$6,797,351
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual maturities(1) of the Company’s investments in debt securities HTM at June 30, 2026 were as follows:

(in thousands)	Amortized Cost	Fair Value
Due within one year	$916,734	$917,290
Due after 1 year but within 5 years	1,043,988	1,034,608
Due after 5 years but within 10 years	903,189	897,288
Due after 10 years	10,096,449	8,699,721
Total	$12,960,360	$11,548,907
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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$14,988	$—	$—	$—	$—	$—	$—	$—
ABS	600,543	(3,903)	90,604	(599)	434,698	(1,230)	189,601	(1,501)
MBS:
GNMA - Residential	825	(1)	2,196,012	(255,252)	24,646	(3)	2,346,590	(253,648)
GNMA - Commercial	422	—	464,662	(144,663)	—	—	478,674	(143,412)
FHLMC and FNMA - Residential	—	—	1,530,280	(295,193)	—	—	1,622,952	(288,059)
FHLMC and FNMA - Commercial	149,764	—	76,261	(1,421)	—	—	81,187	(1,201)
Total investments in debt securities AFS (1)	$766,542	$(3,904)	$4,357,819	$(697,128)	$459,344	$(1,233)	$4,719,004	$(687,821)
(1) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	June 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,181,580	$(9,261)	$—	$—	$304,680	$(194)	$—	$—
ABS and other interests in structured securities	928,392	(9,069)	—	—	261,227	(1,855)	5,390	—
MBS:
GNMA - Residential	478,571	(2,939)	1,759,635	(411,941)	74,417	(71)	1,857,758	(402,137)
GNMA - Commercial	25,787	(295)	3,466,362	(899,002)	21,409	(522)	3,587,702	(887,296)
FHLMC and FNMA - Residential	130,182	(304)	976,855	(85,784)	21,926	(22)	1,043,428	(76,315)
FHLMC and FNMA - Commercial	149,764	(406)	—	—	47,162	(96)	—	—
Total investments in debt securities HTM	$2,894,276	$(22,274)	$6,202,852	$(1,396,727)	$730,821	$(2,760)	$6,494,278	$(1,365,748)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS and HTM securities

As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2025, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve. Management has performed a review of securities that do not qualify for the zero credit loss expectation exception and concluded that the unrealized losses are not credit-related. As a result, the Company did not record an allowance for credit-related losses on AFS or HTM securities at June 30, 2026 or December 31, 2025.

Gains (Losses) on Investment and Trading Securities

The realized gains and losses from investment and trading securities were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
AFS debt and other securities:
Gross realized gains	$—	$105	$2,219	$104
Gross realized losses		—	—	(169)
Net realized gains/(losses) on AFS and other securities	$—	$105	$2,219	$(65)
Total trading securities gains /(losses)	(6,035)	21,558	18,226	61,987
Total equity securities gains	28,155	—	28,155	—
Securities gains, net	$22,120	$21,663	$48,600	$61,922

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At June 30, 2026 and December 31, 2025, the Company held $17.9 billion and $15.6 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains, net on the Company's Condensed Consolidated Statements of Operations. At June 30, 2026 and December 31, 2025, the Company had $16.7 billion and $15.3 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
FHLB of Pittsburgh and FRB stock	$469,896	$508,375
LIHTC investments	1,094,704	1,034,197
Equity securities (1)	956,193	1,019,862
Interest-bearing deposits with an affiliate bank (2)	5,000	5,000
Total	$2,525,793	$2,567,434
(1)    Includes $4.8 million and $4.4 million of retained interests in structured entities related to off-balance sheet securitizations as of June 30, 2026 and December 31, 2025, respectively, and $23.0 million and $23.0 million of equity securities accounted for at cost less impairment.
(2)     Interest-bearing deposits include deposits maturing in more than 90 days with Santander affiliates that are not consolidated.

NOTE 2. INVESTMENT SECURITIES (continued)

The Company's FHLB and FRB stock purchases and redemptions were as follows for the period indicated below. There were no gains or losses associated with these redemptions.

(in thousands)	Three months ended June 30, 2026	Six months ended June 30, 2026
FLHB stock purchased at par	$32,335	$32,388
FHLB stock redeemed at par	21,319	82,097
FRB stock purchased at par	—	16,046
FRB stock redeemed at par	4,816	4,816

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan and Lease Portfolio Composition

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $43.2 billion at June 30, 2026 and $50.1 billion at December 31, 2025.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. For a discussion on the composition and valuation of LHFS at fair value, see Note 11 to these Condensed Consolidated Financial Statements.

At June 30, 2026 and December 31, 2025, accrued interest receivable on the Company's loans was $546.5 million and $587.7 million, respectively.

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	June 30, 2026	December 31, 2025
(dollars in thousands)	Amount	Amount
Commercial LHFI:
CRE loans	$7,704,553	$8,135,821
C&I loans	7,612,915	7,820,988
Multifamily loans	9,374,705	9,601,558
Other commercial	8,501,793	8,249,571
Total commercial LHFI	$33,193,966	$33,807,938
Consumer loans secured by real estate:
Residential mortgages	3,865,983	4,039,103
Home equity loans and lines of credit	1,662,588	1,797,387
Total consumer loans secured by real estate	$5,528,571	$5,836,490
Consumer loans not secured by real estate:
RICs and auto loans	43,513,398	42,736,050
Personal unsecured loans	460,152	492,525
Other consumer	13,987	18,306
Total consumer loans	$49,516,108	$49,083,371
Total LHFI (1)	$82,710,074	$82,891,309
Fixed rate	$59,145,943	$59,079,072
Variable rate	23,564,131	23,812,237
Total LHFI (1)	$82,710,074	$82,891,309
(1)     Total LHFI includes unamortized deferred loan fees, net of deferred origination costs; unamortized purchase premiums, net of discounts; unamortized participation fees; accretable Subvention; as well as purchase accounting adjustments. These items resulted in a net positive adjustment to the loan balances of $530.5 million and $607.1 million as of June 30, 2026 and December 31, 2025, respectively.

During the six-month period ended June 30, 2026, the Company completed a clean-up call of an existing off-balance sheet securitization, which resulted in the repurchase of approximately $205.0 million of gross RICs for which a total reserve of $38.7 million was recorded at the acquisition date. The clean-up call included the purchase of approximately $23.3 million in PCD loans for which a reserve of $9.8 million was recorded at the acquisition date.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended June 30, 2026			Three months ended June 30, 2025
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$466,146	$5,488,175	$5,954,321	$527,408	$5,906,497	$6,433,905
Credit loss expense/(benefit)	3,790	256,952	260,742	11,598	362,603	374,201
Charge-offs	(17,954)	(1,023,014)	(1,040,968)	(30,452)	(1,052,279)	(1,082,731)
Recoveries	7,251	637,275	644,526	14,210	617,115	631,325
Charge-offs, net of recoveries	$(10,703)	$(385,739)	$(396,442)	$(16,242)	$(435,164)	$(451,406)
ALLL, end of period	$459,233	$5,359,388	$5,818,621	$522,764	$5,833,936	$6,356,700

Reserve for unfunded lending commitments, beginning of period	$37,683	$9,506	$47,189	$44,358	$10,935	$55,293
Credit loss (benefit) on unfunded lending commitments	(12,948)	(158)	(13,106)	(1,410)	76	(1,334)
Loss on unfunded lending commitments	—	—	—	59	—	59
Reserve for unfunded lending commitments, end of period	$24,735	$9,348	$34,083	$43,007	$11,011	$54,018
Total ACL, end of period	$483,968	$5,368,736	$5,852,704	$565,771	$5,844,947	$6,410,718

	Six months ended June 30, 2026			Six months ended June 30, 2025
(in thousands)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$471,728	$5,527,928	$5,999,656	$565,685	$5,996,327	$6,562,012
Day 1 allowance on purchased loans at acquisition (1)	—	38,720	38,720	—	—	—
Credit loss expense / (benefit)	19,793	677,617	697,410	9,496	783,239	792,735
Charge-offs	(48,473)	(2,188,972)	(2,237,445)	(80,863)	(2,196,826)	(2,277,689)
Recoveries	16,185	1,304,095	1,320,280	28,446	1,251,196	1,279,642
Charge-offs, net of recoveries	$(32,288)	$(884,877)	$(917,165)	$(52,417)	$(945,630)	$(998,047)
ALLL, end of period	$459,233	$5,359,388	$5,818,621	$522,764	$5,833,936	$6,356,700

Reserve for unfunded lending commitments, beginning of period	$42,638	$9,877	$52,515	$46,026	$1,917	$47,943
Credit loss expense/ (benefit) on unfunded lending commitments	(17,903)	(529)	(18,432)	(3,019)	9,094	6,075
Reserve for unfunded lending commitments, end of period	$24,735	$9,348	$34,083	$43,007	$11,011	$54,018
Total ACL, end of period	$483,968	$5,368,736	$5,852,704	$565,771	$5,844,947	$6,410,718
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which assume an increasing unemployment rate (which is a key driver of losses) and other macroeconomic uncertainties due to tariffs and other trade policies of the U.S. and its global trading partners. Additional downward risks continue to exist due to uncertainties related to increasing consumer indebtedness, restricted job growth undermining consumer spending and growth, broader global trade dynamics and inflationary challenges. Using the weighted average of a range of economic forecast scenarios, we estimated at June 30, 2026 that the unemployment rate is expected to be approximately 5.3% at the end of 2026. In comparison, at December 31, 2025, management estimated the unemployment rate to be 5.5% at the end of 2025. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at June 30, 2026 to be approximately 211 at the end of 2026, compared to our estimate at December 31, 2025 to be approximately 215 at the end of 2025. The scenarios used by the Company are periodically reassessed over a reasonable and supportable time horizon, with weightings assigned by management and approved through the established governance process.

The Company's ACL was $5.9 billion at June 30, 2026, a decrease of $199.5 million from December 31, 2025. The decrease in the ACL was primarily attributable to changes in portfolio composition in RIC and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the consumer portfolio segment decreased by $169.1 million and the ACL for the commercial portfolio segment decreased by $30.4 million at June 30, 2026 compared to December 31, 2025.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Non-accrual loans:
Commercial:
CRE	$157,297	$187,657	$94,884	$79,107
C&I	109,300	47,813	35,134	25,817
Multifamily	392,332	309,994	143,797	89,352
Other commercial	4,404	4,518	—	—
Total commercial loans	$663,333	$549,982	$273,815	$194,276
Consumer:
Residential mortgages	48,091	59,089	1,331	1,411
Home equity loans and lines of credit	49,320	57,109	10,580	10,604
RICs and auto loans	2,419,807	2,683,202	172,306	167,766
Personal unsecured loans	51	93	—	—
Other consumer	12,842	18,413	1	15
Total consumer loans	$2,530,111	$2,817,906	$184,218	$179,796
Total non-accrual loans	$3,193,444	$3,367,888	$458,033	$374,072

OREO	21,812	41,978	—	—
Repossessed vehicles	242,278	249,913	—	—
Foreclosed and other repossessed assets	1,646	1,297	—	—
Total OREO and other repossessed assets	$265,736	$293,188	$—	$—
Total non-performing assets	$3,459,180	$3,661,076	$458,033	$374,072
(1) Interest income recognized on a cash basis on nonaccrual loans was $78.6 million and $166.3 million for the three months and six months ended June 30, 2026, respectively, and $66.0 million and $134.7 million for the three months and six months ended June 30, 2025, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	June 30, 2026
(in thousands)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$23,355	$73,163	$96,518	$7,830,619	$7,927,137	$—
C&I (2)	52,561	10,159	62,720	7,759,810	7,822,530	—
Multifamily	49,265	182,995	232,260	9,142,445	9,374,705	—
Other commercial	53,538	3,044	56,582	8,445,211	8,501,793	—
Consumer:
Residential mortgages (3)	81,218	45,738	126,956	4,942,439	5,069,395	—
Home equity loans and lines of credit	22,131	39,850	61,981	1,600,607	1,662,588	—
RICs and auto loans(4)	5,774,443	532,725	6,307,168	37,306,409	43,613,577	—
Personal unsecured loans	9,863	9,305	19,168	440,984	460,152	7,946
Other consumer	480	15	495	13,492	13,987	—
Total	$6,066,854	$896,994	$6,963,848	$77,482,016	$84,445,864	$7,946
(1) CRE loans include $222.6 million of LHFS at June 30, 2026.
(2) C&I loans include $209.6 million of LHFS at June 30, 2026.
(3) Residential mortgages include $1.2 billion of LHFS at June 30, 2026.
(4) RICs and auto loans include $100.2 million of LHFS at June 30, 2026.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

June 30, 2026	Commercial Loan Portfolio (2)
(dollars in thousands)	Amortized Cost by Origination Year
Regulatory Rating:	2026(1)	2025	2024	2023	2022	Prior	Total (3)
CRE
Pass	$215,392	$591,794	$1,218,120	$1,134,568	$1,140,150	$1,535,660	$5,835,684
Special mention	—	—	93,851	150,680	628,644	66,352	939,527
Substandard	—	9,522	117	61,764	465,559	614,964	1,151,926
Total CRE	$215,392	$601,316	$1,312,088	$1,347,012	$2,234,353	$2,216,976	$7,927,137
Current period gross write-offs - CRE	$—	$—	$—	$—	$—	$2,838	$2,838
C&I
Pass	$743,656	$510,008	$757,739	$374,909	$753,461	$2,725,260	$5,865,033
Special mention	—	66,434	11,395	107,003	39,108	307,593	531,533
Substandard	—	28,243	87,135	68,913	142,299	313,855	640,445
N/A(4)	103,779	301,951	211,447	90,530	59,633	18,179	785,519
Total C&I	$847,435	$906,636	$1,067,716	$641,355	$994,501	$3,364,887	$7,822,530
Current period gross write-offs - C&I	$105	$5,238	$6,646	$5,757	$4,225	$2,529	$24,500
Multifamily
Pass	$466,086	$799,482	$56,137	$455,666	$2,579,284	$3,410,337	$7,766,992
Special mention	—	31,794	—	110,193	155,370	18,227	315,584
Substandard	—	—	—	176,716	487,455	627,958	1,292,129
Total multifamily	$466,086	$831,276	$56,137	$742,575	$3,222,109	$4,056,522	$9,374,705
Current period gross write-offs - Multifamily	$—	$—	$—	$—	$—	$15,994	$15,994
Remaining commercial
Pass	$2,908,659	$2,280,779	$1,165,899	$583,928	$546,511	$1,011,612	$8,497,388
Substandard	—	116	1,247	886	956	1,200	4,405
Total remaining commercial	$2,908,659	$2,280,895	$1,167,146	$584,814	$547,467	$1,012,812	$8,501,793
Current period gross write-offs - Remaining commercial	$37	$—	$—	$—	$—	$5,104	$5,141
Total commercial loans
Pass	$4,333,793	$4,182,063	$3,197,895	$2,549,071	$5,019,406	$8,682,869	$27,965,097
Special mention	—	98,228	105,246	367,876	823,122	392,172	1,786,644
Substandard	—	37,881	88,499	308,279	1,096,269	1,557,977	3,088,905
N/A(4)	103,779	301,951	211,447	90,530	59,633	18,179	785,519
Total commercial loans	$4,437,572	$4,620,123	$3,603,087	$3,315,756	$6,998,430	$10,651,197	$33,626,165
Current period gross write-offs - Total commercial	$142	$5,238	$6,646	$5,757	$4,225	$26,465	$48,473
(1)Loans originated during the six months ended June 30, 2026.
(2)Includes $432.2 million of LHFS at June 30, 2026.
(3)Includes $1.9 million of revolving loans converted to term loans.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of June 30, 2026	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$656,263	$987,094	$581,200	$250,946	$166,678	$74,807	$2,716,988	6.2%
<600	3,889,265	5,479,459	3,380,935	1,817,216	1,065,708	576,992	16,209,575	37.3%
600-639	1,585,603	2,657,289	1,909,576	1,045,104	642,723	266,446	8,106,741	18.6%
640-679	892,435	1,533,288	1,351,014	658,745	408,914	151,387	4,995,783	11.5%
680-719	632,613	923,555	909,044	490,912	281,282	154,752	3,392,158	7.8%
720-759	416,829	510,325	590,490	320,471	205,765	143,566	2,187,446	5.0%
>=760	2,090,414	1,169,862	1,391,118	501,279	414,778	337,256	5,904,707	13.6%
Total	$10,163,422	$13,260,872	$10,113,377	$5,084,673	$3,185,848	$1,705,206	$43,513,398	100.0%
Current period gross write-offs - RICs and auto loans	$28,426	$713,852	$653,023	$398,030	$233,569	$123,057	$2,149,957
(1)    Loans originated during the six months ended June 30, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	RICs and auto loans
(dollars in thousands)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$1,294,566	$788,100	$339,108	$237,769	$87,563	$44,104	$2,791,210	6.5%
<600	6,494,985	4,230,757	2,371,792	1,493,463	614,334	347,510	15,552,841	36.4%
600-639	3,189,116	2,411,141	1,373,836	899,892	303,397	126,349	8,303,731	19.4%
640-679	1,866,741	1,710,794	863,575	570,745	176,130	69,687	5,257,672	12.3%
680-719	1,129,610	1,147,530	645,207	395,185	172,087	85,125	3,574,744	8.4%
720-759	616,200	739,322	417,983	292,715	166,497	75,288	2,308,005	5.4%
>=760	1,364,434	1,706,565	665,758	615,893	435,586	159,611	4,947,847	11.6%
Total	$15,955,652	$12,734,209	$6,677,259	$4,505,662	$1,955,594	$907,674	$42,736,050	100.0%
Current period gross write-offs - RICs and auto loans	$436,061	$1,605,890	$1,142,920	$776,382	$270,646	$164,568	$4,396,467
(1)    Loans originated during the year ended December 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of June 30, 2026	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$12,145	$—	$—	$—	$—	$140	$12,285	2.7%
<600	—	1	13	15	8	2,891	2,928	0.6%
600-639	276	644	732	703	681	4,946	7,982	1.7%
640-679	1,446	3,615	4,148	5,064	5,185	28,264	47,722	10.4%
680-719	3,418	10,646	11,918	14,772	13,224	58,908	112,886	24.5%
720-759	5,388	15,711	13,790	16,052	17,424	59,869	128,234	27.9%
>=760	10,377	23,742	16,810	16,160	16,982	64,044	148,115	32.2%
Total	$33,050	$54,359	$47,411	$52,766	$53,504	$219,062	$460,152	100.0%
Current period gross write-offs - personal unsecured loans	$32	$4,628	$9,435	$11,029	$5,583	$7,192	$37,899
(1)    Loans originated during the six months ended June 30, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	Personal Unsecured loans
(dollars in thousands)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$12,933	$—	$—	$—	$—	$132	$13,065	2.7%
<600	10	33	43	63	22	2,856	3,027	0.6%
600-639	618	775	1,100	937	223	5,034	8,687	1.8%
640-679	3,259	5,096	7,163	6,490	2,108	27,466	51,582	10.5%
680-719	10,976	15,836	19,759	16,262	5,302	56,950	125,085	25.4%
720-759	16,040	17,657	20,567	22,089	6,682	57,349	140,384	28.5%
>=760	25,948	19,823	17,241	19,149	6,854	61,680	150,695	30.5%
Total	$69,784	$59,220	$65,873	$64,990	$21,191	$211,467	$492,525	100.0%
Current period gross write-offs - personal unsecured loans	$6,757	$37,790	$67,922	$31,225	$5,572	$15,812	$165,078
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of June 30, 2026	Amortized Cost by Origination Year (4)
(dollars in thousands)
Residential mortgages	2026(1)	2025(1)	2024(1)	2023	2022	Prior	Grand Total	Revolving Loans
LTV ratios (3)
No LTV available (2)	$—	$—	$—	$—	$—	$1,779	$1,779	$—
<= 70%	—	—	—	—	216,339	3,628,871	3,845,210	—
70.01% - 110%	—	—	—	—	16,791	1,863	18,654	—
Greater than 110%	—	—	—	—	—	340	340	—
Total residential mortgages	$—	$—	$—	$—	$233,130	$3,632,853	$3,865,983	$—

FICO scores
No FICO score available	$—	$—	$—	$—	$—	$2,292	$2,292	$—
<600	—	—	—	—	10,985	166,194	177,179	—
600-679	—	—	—	—	17,763	242,624	260,387	—
680-759	—	—	—	—	58,435	840,919	899,354	—
>=760	—	—	—	—	145,947	2,380,824	2,526,771	—
Total residential mortgages	$—	$—	$—	$—	$233,130	$3,632,853	$3,865,983	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$—	$—

Home equity
LTV ratios
No LTV available (2)	$—	$—	$—	$—	$631	$42,317	$42,948	$29,532
<= 70%	—	—	—	—	36,139	1,578,337	1,614,476	1,556,743
70.01% - 110%	—	—	—	—	1,914	2,624	4,538	3,499
Greater than 110%	—	—	—	—	389	237	626	625
Total home equity	$—	$—	$—	$—	$39,073	$1,623,515	$1,662,588	$1,590,399

FICO scores
No FICO score available	$—	$—	$—	$—	$574	$41,368	$41,942	$28,528
<600	—	—	—	—	1,063	108,636	109,699	95,179
600-679	—	—	—	—	2,825	190,187	193,012	179,507
680-759	—	—	—	—	12,554	498,607	511,161	495,921
>=760	—	—	—	—	22,057	784,717	806,774	791,264
Total home equity	$—	$—	$—	$—	$39,073	$1,623,515	$1,662,588	$1,590,399
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$607	$607
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
(4) Excludes LHFS.

During the six months ended June 30, 2026, the Company reported $0.5 million in gross charge-offs related to other consumer portfolios.

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

	Amortized Cost
	Three months ended				Three months ended
	June 30, 2026				June 30, 2025
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$359,743	$24,736	$384,479	4.85%	$386,416	$87,609	$474,025	5.15%
C&I	587	42,032	42,619	0.54%	6,438	8,444	14,882	0.18%
Multifamily	71,042	26,822	97,864	1.04%	13,897	76,615	90,512	0.95%
Other commercial	—	—	—	—%	—	104	104	—%
Consumer:
Residential mortgages	—	2,011	2,011	0.04%	—	—	—	—%
Home equity loans and lines of credit	—	2,179	2,179	0.13%	—	952	952	0.05%
RICs and auto loans	362,507	37,654	400,161	0.92%	297,441	35,060	332,501	0.78%
Total	$793,879	$135,434	$929,313	1.10%	$704,192	$208,784	$912,976	1.05%

	Amortized Cost
	Six months ended				Six months ended
	June 30, 2026				June 30, 2025
(dollars in thousands):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$711,576	$203,738	$915,314	11.55%	$582,559	$140,643	$723,202	7.85%
C&I	14,822	61,040	75,862	0.97%	11,987	29,192	41,179	0.51%
Multifamily	226,415	52,147	278,562	2.97%	17,347	82,759	100,106	1.05%
Other commercial	—	—	—	—%	—	104	104	—%
Consumer:
Residential mortgages	—	6,432	6,432	0.13%	—	311	311	0.01%
Home equity loans and lines of credit	—	2,627	2,627	0.16%	—	1,310	1,310	0.07%
RICs and auto loans	712,435	66,117	778,552	1.79%	563,555	59,031	622,586	1.45%
Total	$1,665,248	$392,101	$2,057,349	2.44%	$1,175,448	$313,350	$1,488,798	1.72%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of June 30, 2026			As of June 30, 2025
(in thousands)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD

Commercial:
CRE	$1,231,114	$13,865	$34,211	$869,862	$9,395	$1,304
C&I	86,716	1,685	460	213,967	2,139	15,277
Multifamily	446,996	—	26,150	196,536	14,786	8,769
Other commercial	—	—	—	176	—	—
Consumer:
Residential mortgages	7,354	2,945	185	2,455	304	—
Home equity loans and lines of credit	2,713	80	1,271	2,757	49	357
RICs and auto loans	905,239	508,634	52,948	838,984	419,763	42,570
Total	$2,680,132	$527,209	$115,225	$2,124,737	$446,436	$68,277

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

	Amortized Cost				Amortized Cost
	Three months ended				Six months ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types
(in thousands)
Commercial:
C&I	$261	$—	$443	$5	657	3	8,038	42
Multi-family	18,830	—	—	—	21,193	—	—	—
Other commercial	—	—	—	—	53	—	—	—
Consumer:
Residential mortgages	—	899	—	—	—	1,514	—	196
Home equity loans and lines of credit	—	653	—	153	—	1,130	—	153
RICs and auto loans	71,405	861	62,109	888	140,781	2,145	121,618	1,770
Total	$90,496	$2,413	$62,552	$1,046	$162,684	$4,792	$129,656	$2,161

NOTE 4. OPERATING LEASE ASSETS, NET

The Company has operating leases, including leased vehicles, which are included in the Company's Condensed Consolidated Balance Sheets as Operating lease assets, net.

Operating lease assets, net consisted of the following as of the periods indicated:

(in thousands)	June 30, 2026	December 31, 2025
Basis in leased vehicles (1)	$9,062,173	$11,155,043
Less: accumulated depreciation	(2,456,181)	(2,797,980)
Leased vehicles, net	$6,605,992	$8,357,063
(1) Represents the basis in leased vehicles where the Company is the lessor. Unaccreted manufacturers subvention payments and unamortized origination and other costs are treated as a reduction to this basis.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2026:

(in thousands)
2026	$578,328
2027	549,046
2028	155,347
2029	25,046
2030	14
Total	$1,307,781

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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Assets
Restricted cash	$1,675,613	$668,215
LHFS	41,180	—
Net LHFI	16,685,189	21,607,557
Operating lease assets, net (1)	6,605,992	8,357,063
Various other assets	620,333	710,745
Total Assets	$25,628,307	$31,343,580
Liabilities
Notes payable	$17,602,866	$23,597,483
Various other liabilities	117,735	96,054
Total Liabilities	$17,720,601	$23,693,537
(1) As noted above, all leased vehicles are originated through a titling trust. At June 30, 2026 and December 31, 2025, $4.1 billion and $3.7 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of June 30, 2026 and December 31, 2025, the Company was servicing $19.4 billion and $25.1 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 5. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Assets securitized	$—	$2,156,106	$1,902,612	$7,389,734

Net proceeds from new securitizations (1)	$—	$1,792,711	$1,585,140	$6,068,971
Net proceeds on retained bonds from new securitizations	—	146,000	308,430	846,420
Cash received for servicing fees (2)	232,120	255,006	484,776	463,669
Net distributions from Trusts (2)	1,415,631	1,704,561	2,671,192	3,177,439
Total cash received from Trusts	$1,647,751	$3,898,278	$5,049,538	$10,556,499
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At June 30, 2026 and December 31, 2025, the Company was servicing RICs of $1.3 billion and $2.0 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

A summary of cash flows received from Trusts for the respective periods were as follows for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Receivables securitized (1)(2)	—	1,307,339	$—	$1,307,339

Net proceeds from new securitizations	—	174,863	$—	$174,863
Cash received for servicing fees	$7,732	$12,465	16,978	24,597
Total cash received from Trusts	$7,732	$187,328	$16,978	$199,460
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 5. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs is limited to its retained interests in the VIE. The carrying value of this exposure at June 30, 2026 was $789.2 million and $2.9 million of debt and equity investments, respectively, compared to $1.0 billion and $3.9 million at December 31, 2025. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

During the six months ended June 30, 2026, the Company securitized $1.9 billion of mortgage LHFS in off-balance transactions. The Company has retained $78.2 million of variable interests in the new securitizations for risk retention purposes.

As of June 30, 2026, SBNA serviced approximately $7.7 billion in multi-family loans for the Structured LLC in which the Company has a beneficial interest and received a market rate servicing fee. For the three months and six months ended June 30, 2026 and June 30, 2025, SBNA recognized $13.1 million and $26.2 million, and $28.3 million and $42.4 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 6. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$11,618,834	14.6%	$11,815,661	15.0%
Non-interest-bearing demand deposits	13,425,519	16.9%	13,789,313	17.5%
Savings	14,889,697	18.7%	11,288,787	14.3%
Customer repurchase accounts	246,976	0.3%	234,940	0.3%
Money market	25,534,713	32.1%	26,772,150	33.8%
CDs	13,848,822	17.4%	15,076,851	19.1%
Total deposits (1)	$79,564,561	100.0%	$78,977,702	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.1 billion and $5.6 billion at June 30, 2026 and December 31, 2025, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $290.8 million and $394.7 million at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company had $5.7 billion and $6.4 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $120.0 million and $100.0 million from the FHLB of Pittsburgh at June 30, 2026 and December 31, 2025, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 7. BORROWINGS

Total borrowings and other debt obligations at June 30, 2026 were $32.7 billion, compared to $37.1 billion at December 31, 2025. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the six months ended June 30, 2026, the Company issued the following debt:
•$325.1 million of variable rate CLNs due January 2039. These notes contain a financial guarantee on a reference pool of $1.5 billion in commercial loans owned by the Company. These notes bear an interest at a rate equal to the SOFR index plus 5.25% and re-sets monthly.
•$279.7 million of fixed-rate CLNs due July 2034. These notes contain a financial guarantee on a reference pool of $2.6 billion in auto loans owned by the Company. These notes bear a weighted average interest rate of 6.03%.
•$1.9 billion of secured structured financings in its SDART platform, of which it retained approximately $308.4 million in interests in the VIE.
•$1.0 billion in aggregate principal amount of its 5.04% fixed-to-floating rate senior notes due June 2030.
•$750 million in aggregate principal amount of its 5.22% fixed-to-floating rate senior notes due June 2032.
•$750 million in aggregate principal amount of its 5.70% fixed-to-floating rate senior notes due June 2037.

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Balance	Effective Rate	Balance	Effective Rate
Parent Company Borrowings
Senior notes, due various dates through June 2037	13,070,852	2.57% - 7.73%	11,823,457	2.57% - 7.73%
Subordinated notes, due various dates through December 2032	1,000,000	2.88% - 7.18%	1,000,000	2.88% - 7.18%
Subsidiary Borrowings
Short-term borrowing due within one year, maturing through September 2026	148,326	3.18%	692,258	3.61%
FHLB advances, maturing through April 2027	1,084,640	3.95%	707,835	4.16%
CLNs due various dates through February 2052	1,303,710	6.03% - 18.08%	913,331	6.37% - 16.29%
Warehouse lines with third parties maturing through April 2028	—	—%	215,000	4.67%
Warehouse lines with Santander, maturing through October 2027	427,900	4.41%	1,999,900	4.44%
Secured structured financings maturing through May 2034	15,708,867	0.59% -7.69%	19,750,331	0.58% - 7.69%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$32,744,295		$37,102,112

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	June 30, 2026
(dollars in thousands)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line with Santander due October 2027	$427,900	$2,000,000	4.41%	$615,232	$42,695
Total credit facilities	$427,900	$2,000,000	4.41%	$615,232	$42,695

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

NOTE 7. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	June 30, 2026
(dollars in thousands)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2034(1)	$14,950,087	$42,138,465	0.59% - 7.69%	$20,047,403	$1,547,953
Privately issued amortizing notes maturing on various dates through August 2030 (3)	758,780	7,232,571	3.13% - 6.73%	1,423,228	84,965
Total secured structured financings	$15,708,867	$49,371,036	0.59% - 7.69%	$21,470,631	$1,632,918
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

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended June 30, 2026			March 31, 2026		June 30, 2026
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(56,189)	$18,538	$(37,651)
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(2,661)	683	(1,978)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(58,850)	19,221	(39,629)	$(1,135)	$(39,629)	$(40,764)

Net unrealized (losses)/gains on investments in debt securities	12,592	(4,080)	8,512	(575,000)	8,512	(566,488)
Other(2)	55	(4)	51	(413)	51	(362)
As of June 30, 2026	$(46,203)	$15,137	$(31,066)	$(576,548)	$(31,066)	$(607,614)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Including the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended June 30, 2025			March 31, 2025		June 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$38,832	$(9,486)	$29,346
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(3,501)	889	(2,612)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	35,331	(8,597)	26,734	$(29,534)	$26,734	$(2,800)
Change in unrealized (losses)/gains on investments in debt securities	(41,093)	13,694	(27,399)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	(105)	27	(78)
Net unrealized gains/(losses) on investments in debt securities	(41,198)	13,721	(27,477)	(628,321)	(27,477)	(655,798)
Other(3)	(50)	11	(39)	(79)	(39)	(118)
As of June 30, 2025	$(5,917)	$5,135	$(782)	$(657,934)	$(782)	$(658,716)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs.

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2026			December 31, 2025		June 30, 2026
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(104,489)	$31,572	$(72,917)
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(5,833)	1,496	(4,337)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(110,322)	33,068	(77,254)	$36,490	$(77,254)	$(40,764)

Change in unrealized (losses)/gains on investments in debt securities	7,880	(3,011)	4,869
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	(2,219)	569	(1,650)
Net unrealized (losses)/gains on investments in debt securities	5,661	(2,442)	3,219	(569,707)	3,219	(566,488)
Other(3)	(33)	13	(20)	(342)	(20)	(362)
As of June 30, 2026	$(104,694)	$30,639	$(74,055)	$(533,559)	$(74,055)	$(607,614)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six months ended June 30, 2025			December 31, 2024		June 30, 2025
(in thousands)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$97,413	$(23,031)	$74,382
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(6,719)	1,707	(5,012)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	90,694	(21,324)	69,370	$(72,170)	$69,370	$(2,800)
Change in unrealized (losses)/gains on investments in debt securities	(30,447)	4,947	(25,500)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	65	(17)	48
Net unrealized gains/(losses) on investments in debt securities	(30,382)	4,930	(25,452)	(630,346)	(25,452)	(655,798)
Other(3)	20,309	(5,243)	15,066	(15,184)	15,066	(118)
As of June 30, 2025	$80,621	$(21,637)	$58,984	$(717,700)	$58,984	$(658,716)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs.

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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Securities purchased under agreements to resell	$8,193,447	$7,233,107
Securities borrowed	1,246,690	1,406,560
Total	$9,440,137	$8,639,667

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in thousands)	June 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$22,102,528	$19,459,083
Securities lending	32,589	1,311
Total	$22,135,117	$19,460,394

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

	June 30, 2026
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets
Securities purchased under agreements to resell	$31,288,675	$(23,095,228)	$8,193,447
Securities borrowed	1,246,690	—	1,246,690
Total	$32,535,365	$(23,095,228)	$9,440,137

	June 30, 2026
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets
Securities sold under agreements to repurchase	$45,197,756	$(23,095,228)	$22,102,528
Securities lending	32,589	—	32,589
Total	$45,230,345	$(23,095,228)	$22,135,117
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

NOTE 9. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2025
(in thousands)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$27,629,073	$(20,395,965)	$7,233,108
Securities borrowed	1,406,559	—	1,406,559
Total	$29,035,632	$(20,395,965)	$8,639,667

	December 31, 2025
(in thousands)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$39,855,048	$(20,395,965)	$19,459,083
Securities lending	1,311	—	1,311
Total	$39,856,359	$(20,395,965)	$19,460,394
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	June 30, 2026
(in thousands)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$29,454,177	$6,702,674	$1,952,750	$7,088,155	$45,197,756
Securities lending	32,589	—	—	—	32,589
Total	$29,486,766	$6,702,674	$1,952,750	$7,088,155	$45,230,345

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	June 30, 2026			December 31, 2025
(in thousands)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$26,104,327	$—	$26,104,327	$20,706,654	$—	$20,706,654
Residential agency MBS	17,460,963	—	17,460,963	17,670,968	—	17,670,968
Corporate and other securities	1,632,466	32,589	1,665,055	1,477,426	1,311	1,478,737
Total	$45,197,756	$32,589	$45,230,345	$39,855,048	$1,311	$39,856,359

The Company enters into securities lending transactions in which it borrows securities from clients and lends those securities to third parties in exchange for collateral and a lending fee. These transactions are accounted for as secured borrowings under ASC 860. Collateral received in these transactions consists primarily of securities and is associated to the nominee account related to client securities held. In certain arrangements, the Company is not permitted to sell or repledge the collateral received. Accordingly, such collateral is not recognized on the balance sheet. Collateral is recognized only when received in the form of cash or securities that the Company is permitted to sell or repledge. As of June 30, 2026, the Company had securities borrowed and lent of $661.8 million and received collateral of $693.6 million under these arrangements. These amounts are not reflected on the consolidated balance sheet. The Company retains exposure to counterparty credit risk in the event that a borrower fails to return the securities. This risk is mitigated through the receipt of collateral and ongoing monitoring of collateral values. Fees earned from borrowers are recorded in non-interest income, while amounts paid to clients are recorded as expense.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of June 30, 2026, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of June 30, 2026, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of June 30, 2026 and December 31, 2025, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $6.0 million and $6.6 million, respectively. The Company had $5.8 million and $6.6 million in cash and securities collateral posted to cover those positions as of June 30, 2026 and December 31, 2025, respectively.

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

Fair Value Hedges

The Company enters into derivatives to hedge the risk of changes in fair value of a portion of its AFS debt securities portfolio and borrowings. These derivatives are designated as fair value hedges at inception. The gains/(losses) from changes in the fair value of the hedging derivative and the offsetting gains/(losses) from changes in the fair value of the related underlying hedged items due to the hedged risk are reported in the same line item in the Condensed Consolidated Statements of Operations as earnings from the hedged items. The cumulative fair value hedge basis adjustments included in the carrying amount of hedged assets is reversed through earnings in future periods as an adjustment to yield. The Company includes gains/(losses) on the hedging derivatives and the related hedged items in the assessment of hedge effectiveness. All of these swaps have been deemed highly effective fair value hedges. The last of the hedges is scheduled to expire in June 2036. The Company has entered into fair value hedges of portions of a closed portfolio of approximately $2.3 billion of AFS debt securities, using the portfolio layer method.

NOTE 10. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Assets		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Debt securities AFS (Note 2)	$1,192,598	$1,472,679	$57,402	$27,321
Borrowings (Note 7)	$2,490,624	$—	$872	$—

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

The last of the hedges is scheduled to expire in January 2029. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of June 30, 2026, the Company estimated that approximately $4.0 million of unrealized losses included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in thousands)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
June 30, 2026
Fair value hedges:
Interest rate swaps	$6,250,000	$46,955	$4,127	2.83%	1.94%	3.65
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	72,900	83	—	3.68%	3.50%	3.81
Pay variable - receive fixed interest rate swaps	19,250,000	9,192	79,313	3.67%	1.19%	1.36
Total	$25,572,900	$56,230	$83,440	3.47%	1.38%	1.93

December 31, 2025
Fair value hedges:
Interest rate swaps	$3,750,000	$17,229	$3,666	1.60%	3.01%	2.36
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	618,400	158	32	3.87%	3.49%	3.30
Pay variable - receive fixed interest rate swaps	14,300,000	62,704	22,903	3.41%	0.90%	1.22
Total	$18,668,400	$80,091	$26,601	3.06%	1.41%	1.52

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

Mortgage Banking Derivatives

The Company retains the servicing rights related to certain residential mortgage loans that have been sold. Most of the Company`s residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS.

Other derivative activities

Other derivative instruments primarily include forward contracts related to certain investment securities sales, loan sales, an OIS, and a total return swap on Visa, Inc. Class B common shares.

NOTE 10. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in thousands)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Mortgage banking derivatives:
Total mortgage banking risk management	$642,000	$626,000	$2,269	$3,685	$15,091	$14,454

Customer-related derivatives:
Swaps receive fixed	10,300,369	12,310,274	5,661	41,553	344,815	335,711
Swaps pay fixed	11,957,257	12,490,883	362,203	341,204	7,761	41,643
Other	10,658,565	10,006,193	140,566	136,413	139,004	134,512
Total customer-related derivatives	32,916,191	34,807,350	508,430	519,170	491,580	511,866

Other derivative activities:
Foreign exchange contracts	10,339,383	8,106,872	103,013	50,101	70,567	49,066
Interest rate swap agreements	100	100	1	5	—	—
Interest rate cap agreements	377,800	741,400	174	23	—	—
Options for interest rate cap agreements	377,800	741,400	—	—	174	23
TBA MBS forwards	34,990,025	23,256,301	15,425	17,543	49,372	1,504
Other	38,231,835	32,305,734	2,861	955	10,146	45,804

Total	$117,875,134	$100,585,157	$632,173	$591,482	$636,930	$622,717

NOTE 10. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in thousands)		Three months ended June 30,		Six months ended June 30,
	Line Item	2026	2025	2026	2025

Fair value hedges:
Cross-currency swaps	Net interest income	$—	$(327)	$—	$(741)
Interest rate swaps	Net interest income	4,276	5,601	6,934	11,787
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	2,687	6,232	6,015	12,338
Pay variable receive-fixed interest rate swap	Interest income on loans	(2,599)	(35,930)	(14,096)	(71,332)
Other derivative activities:
Mortgage banking derivatives	Non Interest income	(2,051)	986	(3,298)	3,388
Customer-related derivatives	Non interest income	3,577	68,253	6,701	83,659
Foreign exchange	Non interest income	19,146	(73,275)	52,015	(89,682)
Interest rate swaps, caps, and options	Non interest income	(1)	(1)	—	(2)
	Net interest income	(3)	(242)	(7)	(500)
Other	Non interest income	(2,501)	(29,418)	71,396	(198,603)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were losses of $37.7 million and $72.9 million, and gains of $29.3 million and $74.4 million, net of tax, for the three months and six months ended June 30, 2026 and 2025, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $2.0 million and $4.3 million, and $2.6 million and $5.0 million, net of tax, for the three months and six months ended June 30, 2026 and 2025, respectively.

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

NOTE 10. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Collateral Received (2)	Net Amount
June 30, 2026
Fair value hedges	$46,955	$—	$46,955	$(12,667)	$34,288
Cash flow hedges	9,275	—	9,275	(2,024)	7,251
Other derivative activities (1)	632,173	—	632,173	(78,663)	553,510
Total Derivative Assets	$688,403	$—	$688,403	$(93,354)	$595,049

December 31, 2025
Fair value hedges	$17,229	$—	$17,229	$(6,601)	$10,628
Cash flow hedges	62,862	—	62,862	(30,847)	32,015
Other derivative activities (1)	591,482	—	591,482	(40,844)	550,638
Total Derivative Assets	$671,573	$—	$671,573	$(78,292)	$593,281
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

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in thousands)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Collateral Pledged (2)	Net Amount
June 30, 2026
Fair value hedges	$4,127	$—	$4,127	$—	$4,127
Cash flow hedges	79,313	—	79,313	(22,209)	57,104
Other derivative activities (1)	636,930	—	636,930	(63,123)	573,807
Total Derivative Liabilities	$720,370	$—	$720,370	$(85,332)	$635,038

December 31, 2025
Fair value hedges	$3,666	$—	$3,666	$—	$3,666
Cash flow hedges	22,935	—	22,935	(11,334)	11,601
Other derivative activities (1)	622,717	—	622,717	(18,475)	604,242
Total Derivative Liabilities	$649,318	$—	$649,318	$(29,809)	$619,509
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

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by major product category and fair value hierarchy as of the dates indicated:

(in thousands)	Level 1	Level 2	Level 3	Balance at June 30, 2026	Level 1	Level 2	Level 3	Balance at December 31, 2025
Recurring:
Financial assets:
U.S. Treasury securities	$215,199	$—	$—	$215,199	$706,403	$—	$—	$706,403
ABS	—	1,187,411	—	1,187,411	—	945,297	—	945,297
Beneficial interest in Structured LLC	—	—	1,055,830	1,055,830	—	—	1,096,789	1,096,789
MBS	—	4,338,911	—	4,338,911	—	4,579,246	—	4,579,246
Investment in debt securities AFS (2)	$215,199	$5,526,322	$1,055,830	$6,797,351	$706,403	$5,524,543	$1,096,789	$7,327,735
Trading securities	2,546,443	15,245,259	110,986	17,902,688	3,538,749	11,896,614	173,404	15,608,767
Equity securities	—	—	928,112	928,112	—	—	992,138	992,138
RICs HFI (3)	—	—	3,244	3,244	—	—	4,870	4,870
LHFS (1)(4)	—	1,424,926	—	1,424,926	—	1,531,369	—	1,531,369
MSRs	—	—	78,669	78,669	—	—	79,526	79,526
Other assets - derivatives (2)	530	687,854	19	688,403	653	670,892	28	671,573
Total financial assets (5)	$2,762,172	$22,884,361	$2,176,860	$27,823,393	$4,245,805	$19,623,418	$2,346,755	$26,215,978
Financial liabilities:
Trading liabilities	3,274,702	201,243	—	3,475,945	3,727,918	274,433	—	4,002,351
Other liabilities - derivatives (2)	117	719,732	521	720,370	36	648,567	715	649,318
Total financial liabilities	$3,274,819	$920,975	$521	$4,196,315	$3,727,954	$923,000	$715	$4,651,669
Nonrecurring:
Financial assets:
Impaired commercial LHFI	$—	$214,581	$334,872	$549,453	$—	$213,159	$3,473	$216,632
Foreclosed assets	$—	$26,411	$—	$26,411	$—	$31,536	$—	$31,536
Vehicle inventory	$—	$378,179	$—	$378,179	$—	$378,882	$—	$378,882
LHFS	$—	$—	$310,864	$310,864	$—	$—	$54,835	$54,835
Auto loans impaired due to bankruptcy	$—	$172,849	$—	$172,849	$—	$168,371	$—	$168,371
Total financial assets	$—	$792,020	$645,736	$1,437,756	$—	$791,948	$58,308	$850,256
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
(5) Approximately $2.2 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 7.8% of total assets measured at fair value on a recurring basis and approximately 1.3% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at June 30, 2026. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 11. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset related to residential real estate loans serviced for others. At June 30, 2026 and December 31, 2025, the balance of these loans serviced for others was $6.3 billion and $6.6 billion, respectively. The Company has elected to measure its residential MSRs at fair value to align with its risk management strategy to hedge changes in the fair value of these assets using interest rate swaps and forward contracts. See Note 11 to these Condensed Consolidated Statements of Operations for additional information regarding these derivative instruments. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

The following sensitivity analysis summarizes the estimated impact on the fair value of the residential MSR asset resulting from adverse changes in certain key assumptions as of June 30, 2026:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2.1 million and $4.2 million, respectively.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.9 million and $5.5 million.

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

Trading securities and trading liabilities

Trading securities consist of various debt securities, including U.S. treasuries, agency and non-agency MBS, and corporate debt securities. Trading securities are recognized on the trade date and measured at fair value. Trading liabilities consist of securities sold, not yet purchased, and are measured at fair value.

The fair value of Trading securities and trading liabilities is estimated using techniques that are consistent with AFS debt securities discussed above. Debt securities whose fair value measurements incorporate significant unobservable inputs are classified as Level 3.

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

NOTE 11. FAIR VALUE (continued)

Valuation Processes and Techniques - Nonrecurring Fair Value Assets and Liabilities

The Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures.

Impaired commercial LHFI

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

Foreclosed assets and vehicle inventory

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

LHFS

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

Auto loans impaired due to bankruptcy

For loans that are considered collateral-dependent, such as certain bankruptcy loans, impairment is measured based on the fair value of the collateral less its estimated cost to sell. For the underlying collateral, the estimated fair value is obtained using historical auction rates and current market levels of the collateral securing the loans.

Goodwill

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

	Three months ended June 30, 2026							Three months ended June 30, 2025
(in thousands)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total	Beneficial interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total
Balances, beginning of period	$1,068,348	$4,025	$78,273	$26	$986,311	$143,250	$2,280,233	$1,153,676	$7,921	$85,481	$(9)	$—	$6,810	$1,253,879
Gains / (losses) in OCI	(2,980)	—	—	—	—	—	(2,980)	(25,105)	—	—	—	—	—	(25,105)
Gains/(losses) in earnings	—	—	2,596	(528)	(10,942)	(1,076)	(9,950)	—	—	(1,738)	(11)	—	36	(1,713)
Additions/Issuances	—	—	—	—	—	205	205	—	—	—	—	—	—	—
Transfer from Level 2	—	—	—	—	—	13,566	13,566	—	—	—	—	—	151,391	151,391
Settlements(1)	(9,538)	(781)	(2,200)	—	(47,257)	(44,959)	(104,735)	(10,693)	(1,031)	(1,901)	—	—	(1,690)	(15,315)
Balances, end of period	$1,055,830	$3,244	$78,669	$(502)	$928,112	$110,986	$2,176,339	$1,117,878	$6,890	$81,842	$(20)	$—	$156,547	$1,363,137
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$2,596	$(528)	$(30,728)	$(1,076)	$(29,736)	$—	$—	$(1,738)	$(11)	$—	$36	$(1,713)

	Six months ended June 30, 2026							Six months ended June 30, 2025
(in thousands)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total
Balances, beginning of period	$1,096,789	$4,870	$79,526	$(687)	$992,138	$173,404	$2,346,040	$1,198,985	$9,039	$90,958	$(29)	$—	$6,267	$1,305,220
Gain / (losses) in OCI	(13,678)	—	—	—	—	—	(13,678)	(70,414)	—	—	—	—	—	(70,414)
Gains/(losses) in earnings	—	—	3,556	185	(16,769)	(984)	(14,012)	—	—	(4,806)	9	—	133	(4,664)
Additions/Issuances	—	—	—	—	—	4,762	4,762	—	—	—	—	—	50	50
Transfers from Level 2	—	—	—	—	—	13,566	13,566	—	—	—	—	—	152,403	152,403
Settlements (1)	(27,281)	(1,626)	(4,413)	—	(47,257)	(79,762)	(160,339)	(10,693)	(2,149)	(4,310)	—	—	(2,306)	(19,458)
Balances, end of period	$1,055,830	$3,244	$78,669	$(502)	$928,112	$110,986	$2,176,339	$1,117,878	$6,890	$81,842	$(20)	$—	$156,547	$1,363,137
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$3,556	$185	$(34,980)	$(984)	$(32,223)	$—	$—	$(4,806)	$9	$—	$133	$(4,664)
(1)Settlements include charge-offs, prepayments, paydowns, sales, and maturities.

NOTE 11. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended June 30,		Six months ended June 30,
(in thousands)	Statement of Operations Location	2026	2025	2026	2025
Impaired LHFI	Credit loss expense / (benefit)	$(4,122)	$3,309	$15,178	$(645)
Foreclosed assets	Miscellaneous income, net (1)	7,863	(10,590)	4,173	(10,602)
LHFS	Credit loss expense / (benefit)	(35,044)	7,741	(35,044)	8,582
LHFS	Miscellaneous income, net (1)	(27,720)	—	(28,008)	49
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	(7,305)	(1,425)	299	3,620
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in thousands)	Fair Value at June 30, 2026 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,055,830	DCF	Discount spread	2.75% - 25.00% (14.21%)
			Loss estimate	0.00% - 78.30% (6.76%)
			Extension of loan(1)	48 months or 60 months
Equity securities	928,112	Market comparable pricing	Liquidity discount	0.00% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (6.8x)
MSRs	78,669	DCF	CPR (2)	6.55% - 41.16% (6.98%)
			Discount rate (3)	9.22%
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
(4) Excluded insignificant Level 3 assets and liabilities.

NOTE 11. FAIR VALUE (continued)

(dollars in thousands)	Fair Value at December 31, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,096,789	DCF	Discount spread	2.75% - 25.00% (13.78%)
			Loss estimate	0.00% - 81.33% (6.85%)
			Extension of loan (1)	48 or 60 months
Equity securities	$992,138	Market comparable pricing	Liquidity discount	0.00% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (3.8x)
MSRs	$79,526	DCF	CPR (2)	6.48% - 39.82% (7.07%)
			Discount rate (3)	9.22%
(1), (2), (3), (4) - See corresponding footnotes to the June 30, 2026 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments which have not previously been disclosed above are as follows as of the dates indicated:

	June 30, 2026					December 31, 2025
(dollars in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$11,381,591	$11,381,591	$11,381,591	$—	$—	$14,373,816	$14,373,816	$14,373,816	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,440,137	9,426,659	—	9,426,659	—	8,639,667	8,641,215	—	8,641,215	—
Investments in debt securities HTM	12,960,360	11,548,907	1,776,320	9,772,587	—	13,211,794	11,871,362	2,087,420	9,783,942	—
Equity and other investments (2)	933,112	933,112	—	5,000	928,112	997,138	997,138	—	5,000	992,138
LHFI, net (3)	76,891,453	77,029,257	—	387,430	76,641,827	76,891,653	77,027,910	—	381,530	76,646,380
Restricted cash	7,240,924	7,240,924	7,240,924	—	—	5,322,087	5,322,087	5,322,087	—	—

Financial liabilities:
Deposits (1)	13,848,822	13,842,872	—	13,842,872	—	15,076,851	15,095,284	—	15,095,284	—
Federal funds purchased and securities loaned or sold under repurchase agreements	22,135,117	22,121,360	—	22,121,360	—	19,460,394	19,462,596	—	19,462,596	—
Borrowings and other debt obligations	32,744,295	32,995,761	—	31,807,742	1,188,019	37,102,112	37,746,509	—	34,363,936	3,382,573
(1) This line item excludes deposit liabilities with no defined or contractual maturities.
(2) This line item includes CDs with a maturity greater than 90 days and equity securities.
(3) This line item includes nonrecurring LHFI.

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

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At June 30, 2026, the fair value of the underlying collateral was $45.3 billion before netting of $23.1 billion, all of which was sold or re-pledged.

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

LHFS

At June 30, 2026 and December 31, 2025, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	June 30, 2026			December 31, 2025
(in thousands)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,424,926	$1,384,506	$40,420	$1,531,369	$1,483,909	$47,460
RICs HFI	3,244	3,244	—	4,870	4,870	—
Nonaccrual loans	1	1	—	13	13	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $310.9 million and $54.8 million of LHFS valued on a non-recurring basis at June 30, 2026 and December 31, 2025, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 12. NON-INTEREST INCOME

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Non-interest income:
Consumer and commercial fees	$109,584	$127,382	$233,293	$235,798
Lease income	284,748	418,981	605,969	884,709
Capital markets and foreign exchange income	250,907	132,982	421,488	228,711
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	12,959	21,674	21,642	38,976
BOLI	13,142	15,840	26,506	31,135
Net (loss) / gain on operating leases	29,367	19,239	25,079	11,059
Asset and wealth management fees	89,054	86,097	199,435	171,195
Gain / (Loss) on non-mortgage loans, net	(26,565)	1,017	(25,982)	2,921
Other miscellaneous income /(loss), net	21,104	25,874	54,203	82,389
Securities gains, net	22,120	21,663	48,600	61,922
Total non-interest income	$806,420	$870,749	$1,610,233	$1,748,815
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$33,091	$31,813	$64,988	$63,236
Commission and trailer fees (2)	83,964	88,202	191,061	168,927
Interchange income, net (2)	20,395	19,555	39,518	38,076
Underwriting service fees (2)	137,341	65,880	230,134	144,193
Asset and wealth management fees (2)	153,479	97,210	253,304	173,041
Other revenue from contracts with customers (2)	(65)	3,240	1,007	6,633
Total in-scope of revenue from contracts with customers	428,205	305,900	780,012	594,106
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	54,800	75,710	124,284	134,099
Lease income	284,748	418,981	605,969	884,709
Other miscellaneous income/(loss), net (3)	16,547	48,495	51,368	73,979
Securities gains, net	22,120	21,663	48,600	61,922
Total out-of-scope of revenue from contracts with customers	378,215	564,849	830,221	1,154,709
Total non-interest income	$806,420	$870,749	$1,610,233	$1,748,815
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 13. INCOME TAXES

An income tax provision of $174.3 million and $242.9 million was recorded for the three months and six months ended June 30, 2026, compared to an income tax provision of $38.0 million and $54.9 million for the corresponding periods in 2025. This resulted in an ETR of 23.0% and 19.6% for the three months and six months ended June 30, 2026, compared to 7.1% and 6.0% for the corresponding periods in 2025. The increase in ETR for the three months and six months ended June 30, 2026, when compared to the same periods in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

The Company had a net deferred tax asset balance of $408.4 million at June 30, 2026 (consisting of a federal deferred tax asset balance of $299.7 million and a state deferred tax asset balance of $108.7 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $379.8 million at December 31, 2025 (consisting of a federal deferred tax asset balance of $285.1 million and a state deferred tax asset balance of $94.7 million). The $28.6 million change in the net deferred tax asset for the period ended June 30, 2026 was primarily due to a decrease in the deferred tax liability related to leasing transactions.

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2026	December 31, 2025
	(in thousands)
Commitments to extend credit	$20,738,249	$21,828,886
Letters of credit	1,338,860	1,375,826
Recourse exposure on sold loans	3,986	4,320
Total commitments	$22,081,095	$23,209,032

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

Included within the reported balances for commitments to extend credit at June 30, 2026 and December 31, 2025 were $3.4 billion and $3.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guaranty. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments at June 30, 2026 was 8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2026 was $1.3 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at June 30, 2026. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of June 30, 2026 and December 31, 2025, the liability related to unfunded lending commitments was $34.1 million and $52.5 million, respectively.

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

Agreements

The Company sells production and investment tax credits to third parties. The Company is obligated to indemnify the purchasers for losses incurred as a result of recapture or reductions of the tax credits. The indemnification expires at the later of the end of the recapture periods or when the purchaser's tax returns are no longer subject to audit. At, June 30, 2026, the Company has approximately $34.2 million of previously sold investment tax credits that it remains obligated to indemnify.

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of June 30, 2026, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to RIC sale agreements is not expected to have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SC under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SC as servicer.

SC is party to a forward flow asset sale agreement with a third party under the terms of which SC is committed to sell $350.0 million in charged-off loan receivables in bankruptcy status on a quarterly basis. However, any sale of more than $275.0 million is subject to a market price check. The remaining aggregate commitment as of June 30, 2026 and December 31, 2025 not subject to a market price check was zero.

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

As of June 30, 2026 and December 31, 2025, the Company accrued aggregate legal and regulatory liabilities of approximately $15.7 million and $16.0 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $30.2 million and $37.6 million as of June 30, 2026 and December 31, 2025, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

On February 3, 2026, Santander and Webster entered into the Transaction Agreement, pursuant to which Santander will acquire Webster. In connection with the acquisition, Santander is expected to contribute Webster Virginia a successor to Webster, to SHUSA and cause Webster Bank to merge with SBNA. Refer to Note 1 to these Condensed Consolidated Financial Statements.

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 7 and Note 10 to these Condensed Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

During the second quarter of 2026, the Company entered into a new fair value hedge with Santander to hedge the Company’s debt issuances.

Mezzanine and Stockholder's Equity

The Company has preferred stock outstanding as discussed in Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025. As of June 30, 2026, Santander was the sole holder of its Series E, F, and G preferred stock.

During the six months ended June 30, 2026, the Company declared and paid dividends to its common stock shareholder, Santander, in the amount of $250.0 million. In addition, during the six months ended June 30, 2026, the Company declared and paid dividends to its preferred stock shareholder, Santander, in the amount of $88.4 million.

During the six months ended June 30, 2026, the Company acquired shares of common stock from Santander to satisfy vested stock awards granted to SHUSA employees. The share price paid to Santander was in excess of the price at the grant date by approximately $31.5 million The excess is recorded as a return of capital to Santander.

Deposit and checking accounts

The Company holds deposits for affiliates that are not consolidated by SHUSA. Refer to Note 6 to these Condensed Consolidated Financial Statements and Note 9 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

Repurchase Agreements

The Company also enters into intercompany Securities Financing Activities with Santander and its affiliates as discussed in Note 9 to these Consolidated Financial Statements and Note 13 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

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

Results of Segments

The following tables outline the discrete financial information regularly provided to the CODM.

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2026	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,573,689	$747,536	$185,545	$338,853	$616,434	$75,761	$(655,408)	$2,882,410
Interest expense	605,774	392,321	117,046	217,416	529,059	37,334	(537,390)	1,361,560
Fees and other income	19,797	73,851	12,484	33,463	273,852	94,977	13,248	521,672
Lease income	284,748	—	—	—	—	—	—	284,748
Credit loss expense / (benefit)	277,624	2,978	(14,352)	(19,348)	1,053	(37)	(282)	247,636
Lease expense	215,757	—	—	—	91	—	—	215,848
General, administrative and other expenses	311,035	365,574	43,806	44,545	242,275	77,049	20,543	1,104,827
Income/(loss) before income taxes	468,044	60,514	51,529	129,703	117,808	56,392	(125,031)	758,959
Total assets	55,755,449	8,395,818	3,550,686	22,049,209	35,738,232	8,585,673	30,463,382	164,538,449
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on SBNA’s and the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

Three months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other(1)	Total
	(in thousands)
Interest income	$1,607,477	$747,781	$219,520	$366,217	$766,517	$86,487	$(611,847)	$3,182,152
Interest expense	682,547	376,056	135,530	241,255	691,866	35,096	(461,619)	1,700,731
Fees and other income	70,054	72,756	17,564	13,340	160,770	97,049	20,235	451,768
Lease income	418,981	—	—	—	—	—	—	418,981
Credit loss expense / (benefit)	342,465	26,977	(674)	5,501	(472)	—	(930)	372,867
Lease expense	339,447	—	—	—	173	—	—	339,620
General, administrative and other expenses	338,440	380,756	46,591	46,420	232,674	70,343	(11,246)	1,103,978
Income/(loss) before income taxes	393,613	36,748	55,637	86,381	3,046	78,097	(117,817)	535,705
Total assets	57,819,536	9,400,516	3,828,217	23,272,226	32,180,085	7,880,066	37,737,939	172,118,585
(1) Refer to corresponding notes above.

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2026	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$3,159,202	$1,469,538	$374,698	$671,278	$1,250,950	$154,109	$(1,306,822)	$5,772,953
Interest expense	1,224,264	771,091	231,421	433,229	1,061,138	75,989	(1,040,297)	2,756,835
Fees and other income	59,896	145,345	34,066	49,043	483,600	215,099	17,215	1,004,264
Lease income	605,969	—	—	—	—	—	—	605,969
Credit loss expense / (benefit)	697,856	2,081	(20,273)	(3,124)	3,085	—	(647)	678,978
Lease expense	503,085	—	—	—	243	—	—	503,328
General, administrative and other expenses	617,507	746,479	89,906	91,794	479,213	159,216	18,169	2,202,284
Income/(loss) before income taxes	782,355	95,232	107,710	198,422	190,871	134,003	(266,832)	1,241,761
Total assets	55,755,449	8,395,818	3,550,686	22,049,209	35,738,232	8,585,673	30,463,382	164,538,449
(1) Other includes the results of the immaterial entities, earnings from non-strategic assets, the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

Six months ended	SHUSA Reportable Segments
	Consumer Activities		Commercial Activities
June 30, 2025	Auto	CBB	C&I	CRE	CIB	Wealth Management	Other (1)	Total
	(in thousands)
Interest income	$3,240,740	$1,464,842	$446,406	$718,945	$1,479,145	$173,134	$(1,204,162)	$6,319,050
Interest expense	1,364,811	735,193	273,789	478,541	1,352,832	72,151	(897,712)	3,379,605
Fees and other income	89,735	134,510	35,178	33,023	352,871	191,543	27,246	864,106
Lease income	884,709	—	—	—	—	—	—	884,709
Credit loss expense / (benefit)	738,899	64,723	(6,693)	9,096	(5,787)	—	(1,428)	798,810
Lease expense	694,692	—	—	—	327	—	—	695,019
General, administrative and other expenses	688,026	776,017	95,904	94,852	463,021	145,409	12,700	2,275,929
Income/(loss) before income taxes	728,756	23,419	118,584	169,479	21,623	147,117	(290,476)	918,502
Total assets	57,819,536	9,400,516	3,828,217	23,272,226	32,180,085	7,880,066	37,737,939	172,118,585
(1) Refer to corresponding notes above.

NOTE 17. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 was as follows:

	Six months ended June 30,
	2026	2025
	(in thousands)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$11,128	$2,576
Loans transferred from/(to) LHFI (from)/to LHFS, net	313,612	35,782
Transfer of financial interest in a VIE - Loans	—	244,693
Transfer of financial interest in a VIE - Borrowings	—	153,572
Unsettled purchases of investment securities	37,954	18,381
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	—	1,149,278

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

On March 30, 2026, SHUSA SBNA and Webster Bank entered into an Agreement and Plan of Merger to provide for the Webster Bank contribution to SBNA and subsequent merger into SBNA. Also on March 30, 2026, SBNA submitted a Bank Merger Act application to request approval from the OCC for the bank merger and has received that approval. Regulatory applications have also been submitted to the Federal Reserve and the European Central Bank in connection with the transaction, and approval of Santander's and Webster's shareholders and the European Central Bank has been obtained.

Completion of the merger of Webster Bank into SBNA remains contingent upon the fulfillment of certain conditions at or prior to the event, including that all prior transactions related to the acquisition of Webster by Santander and subsequent contribution of Webster Bank to SBNA have closed and become effective. The transaction is expected to close in the second half of 2026.

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

Credit Rating Actions

The following table presents Moody’s, S&P and Fitch credit ratings for SBNA, SHUSA, and Santander senior debt / long-term issuer:

	SANTANDER (1)	SHUSA	SBNA (2) (3)	Overall Outlook
Fitch	A+ / A	A-	A	Stable
Moody's	A1 / Baa1	Baa2	Baa1	Stable
S&P	A+ / A-	BBB+	A-	Stable
(1) Senior preferred debt / senior non-preferred debt rating.
(2) Moody's rating represents SBNA's long-term issuer rating.
(3) In May 2026, Fitch upgraded SBNA's senior unsecured debt ratings from 'A-' to 'A'.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of June 30, 2026, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category due to organic growth or acquisition would become subject to the requirements of the new category, as outlined by the Federal Reserve, generally within two quarters of the change in category.

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

See the "Bank Regulatory Capital" section of this MD&A for the Company's capital ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect the Company's regulatory capital position relative to that of its competitors, including those that may not be subject to the same regulatory requirements as the Company. On March 19, 2026, the federal bank regulatory agencies re-proposed capital rules which would have implemented the Basel III endgame reform package. The comment period was open until June 18, 2026. The re-proposal includes, but is not limited to, revisions to the current standardized approach to risk-based capital. SBNA is currently reviewing the proposal and assessing its impact. No effective date has been proposed while the agencies seek comment from the public on timing/transition.

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt, and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At June 30, 2026, SBNA met the criteria to be classified as “well-capitalized.”

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended June 30, 2026 and 2025
	2026 (1)			2025 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$12,556,415	$153,782	4.90%	$19,735,954	$269,676	5.47%	$(115,894)	$(90,084)	$(25,810)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	32,833,136	293,079	3.57%	41,844,029	458,092	4.38%	(165,013)	(88,777)	(76,236)
Federal funds sold and securities purchased under resale or similar agreements, netting	(21,703,622)			(31,273,322)
Federal funds sold and securities purchased under resale or similar agreements, net	11,129,514			10,570,707
AFS	6,883,391	94,020	5.46%	7,247,822	97,768	5.40%	(3,748)	(4,811)	1,063
HTM	13,103,198	98,452	3.01%	9,787,766	59,259	2.42%	39,193	22,791	16,402
Trading securities	19,197,534	242,503	5.05%	15,218,235	189,745	4.99%	52,758	50,437	2,321
Other investments	2,554,366	10,278	1.61%	1,497,346	11,148	2.98%	(870)	824	(1,694)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$65,424,418	$892,114	5.45%	$64,057,830	$1,085,688	6.78%	$(193,574)	$(109,620)	$(83,954)
LOANS (4):
C&I	8,042,383	111,687	5.55%	8,432,900	94,983	4.51%	16,704	(4,198)	20,902
CRE	8,095,221	133,147	6.58%	8,971,513	156,199	6.96%	(23,052)	(14,786)	(8,266)
Other commercial loans	8,547,591	99,084	4.64%	7,992,083	101,413	5.08%	(2,329)	9,463	(11,792)
Multifamily	9,518,370	106,301	4.47%	9,680,216	112,058	4.63%	(5,757)	(1,877)	(3,880)
Total commercial loans	34,203,565	450,219	5.27%	35,076,712	464,653	5.30%	(14,434)	(11,398)	(3,036)
Consumer loans:
Residential mortgages	5,065,877	48,500	3.83%	5,503,501	56,525	4.11%	(8,025)	(4,322)	(3,703)
Home equity loans and lines of credit	1,697,386	27,088	6.38%	1,981,605	34,733	7.01%	(7,645)	(4,700)	(2,945)
Total consumer loans secured by real estate	6,763,263	75,588	4.47%	7,485,106	91,258	4.88%	(15,670)	(9,022)	(6,648)
RICs and auto loans	43,758,676	1,449,433	13.25%	44,528,839	1,490,184	13.39%	(40,751)	(25,396)	(15,355)
Personal unsecured	457,474	14,905	13.03%	1,643,478	53,310	12.97%	(38,405)	(38,655)	250
Other consumer	14,779	151	4.09%	28,144	(2,941)	(41.80)%	3,092	(271)	3,363
Total consumer	50,994,192	1,540,077	12.08%	53,685,567	1,631,811	12.16%	(91,734)	(73,344)	(18,390)
Total loans	85,197,757	1,990,296	9.34%	88,762,279	2,096,464	9.45%	(106,168)	(84,742)	(21,426)
TOTAL EARNING ASSETS	150,622,175	2,882,410	7.65%	152,820,109	3,182,152	8.33%	(299,742)	(194,362)	(105,380)
Non-interest bearing assets (5)	20,929,046			22,156,320
TOTAL ASSETS	$171,551,221			$174,976,429
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,149,885	$32,556	1.07%	$12,190,071	$39,822	1.31%	$(7,266)	$(129)	$(7,137)
Savings	14,997,014	114,417	3.05%	8,054,670	49,133	2.44%	65,284	50,608	14,676
Money market	26,029,323	174,514	2.68%	26,232,206	204,333	3.12%	(29,819)	(1,551)	(28,268)
CDs	13,858,595	121,420	3.50%	18,935,121	195,433	4.13%	(74,013)	(47,176)	(26,837)
TOTAL INTEREST-BEARING DEPOSITS	67,034,817	442,907	2.64%	65,412,068	488,721	2.99%	(45,814)	1,752	(47,566)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	46,787,538	421,252	3.60%	53,916,030	589,783	4.38%	(168,531)	(71,811)	(96,720)
Federal funds purchased and securities sold under agreements to repurchase, netting	(21,703,622)			(31,273,322)
Federal funds purchased and securities sold under agreements to repurchase, net	25,083,916			22,642,708
Trading liabilities	4,009,701	46,184	4.61%	3,139,139	33,552	4.28%	12,632	9,885	2,747
FHLB advances	630,163	6,394	4.06%	2,795,378	33,394	4.78%	(27,000)	(22,604)	(4,396)
Other borrowings	33,034,720	444,823	5.39%	41,007,801	555,281	5.42%	(110,458)	(107,398)	(3,060)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	62,758,500	918,653	5.86%	69,585,026	1,212,010	6.97%	(293,357)	(191,928)	(101,429)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	129,793,317	1,361,560	4.20%	134,997,094	1,700,731	5.04%	(339,171)	(190,176)	(148,995)
Non-interest bearing liabilities (6)	22,866,315			21,420,290
TOTAL LIABILITIES	152,659,632			156,417,384
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,891,589			16,559,045
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$171,551,221			$174,976,429
NET INTEREST SPREAD (7)			3.45%			3.29%
NET INTEREST MARGIN (8)			4.04%			3.88%
NET INTEREST INCOME		$1,520,850			$1,481,421

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Six months ended June 30, 2026 and 2025
	2026 (1)			2025 (1)			Interest	Change due to
(dollars in thousands)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$13,183,652	$316,542	4.80%	$19,065,188	$514,482	5.40%	$(197,940)	$(145,525)	$(52,415)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	33,546,696	603,132	3.60%	40,941,326	898,967	4.39%	(295,835)	(148,184)	(147,651)
Federal funds sold and securities purchased under resale or similar agreements, netting	(22,125,309)			(30,302,212)
Federal funds sold and securities purchased under resale or similar agreements, net	11,421,387			10,639,114
AFS	6,914,931	181,354	5.25%	7,207,674	191,138	5.30%	(9,784)	(7,940)	(1,844)
HTM	13,122,230	195,763	2.98%	9,824,054	118,993	2.42%	76,770	45,448	31,322
Trading securities	18,674,033	471,668	5.05%	14,726,875	356,920	4.85%	114,748	99,452	15,296
Other investments	2,552,144	20,411	1.60%	1,509,011	21,853	2.90%	(1,442)	1,460	(2,902)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$65,868,377	$1,788,870	5.43%	$62,971,916	$2,102,353	6.68%	$(313,483)	$(155,289)	$(158,194)
LOANS (4):
C&I	8,171,341	211,448	5.18%	8,440,349	192,320	4.56%	19,128	(5,857)	24,985
CRE	8,141,208	265,719	6.53%	8,915,353	303,930	6.82%	(38,211)	(25,651)	(12,560)
Other commercial loans	8,496,883	197,301	4.64%	8,059,089	206,617	5.13%	(9,316)	12,285	(21,601)
Multifamily	9,510,752	210,747	4.43%	9,722,314	221,188	4.55%	(10,441)	(4,720)	(5,721)
Total commercial loans	34,320,184	885,215	5.16%	35,137,105	924,055	5.26%	(38,840)	(23,943)	(14,897)
Consumer loans:
Residential mortgages	5,175,843	100,218	3.87%	5,433,097	111,247	4.10%	(11,029)	(5,048)	(5,981)
Home equity loans and lines of credit	1,728,780	55,415	6.41%	2,016,836	71,225	7.06%	(15,810)	(9,612)	(6,198)
Total consumer loans secured by real estate	6,904,623	155,633	4.51%	7,449,933	182,472	4.90%	(26,839)	(14,660)	(12,179)
RICs and auto loans	43,443,270	2,913,572	13.41%	44,649,345	3,005,358	13.46%	(91,786)	(80,689)	(11,097)
Personal unsecured	463,197	29,319	12.66%	1,670,657	107,179	12.83%	(77,860)	(76,459)	(1,401)
Other consumer	15,795	344	4.36%	30,401	(2,367)	(15.57)%	2,711	(688)	3,399
Total consumer	50,826,885	3,098,868	12.19%	53,800,336	3,292,642	12.24%	(193,774)	(172,496)	(21,278)
Total loans	85,147,069	3,984,083	9.36%	88,937,441	4,216,697	9.48%	(232,614)	(196,439)	(36,175)
TOTAL EARNING ASSETS	151,015,446	5,772,953	7.65%	151,909,357	6,319,050	8.32%	(546,097)	(351,728)	(194,369)
Non-interest bearing assets (5)	20,741,885			22,437,277
TOTAL ASSETS	$171,757,331			$174,346,634
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$12,138,924	$64,091	1.06%	$12,225,428	$79,313	1.30%	$(15,222)	$(562)	$(14,660)
Savings	14,069,559	213,815	3.04%	7,155,772	80,553	2.25%	133,262	97,748	35,514
Money market	26,165,692	352,452	2.69%	26,016,271	402,327	3.09%	(49,875)	2,314	(52,189)
CDs	14,254,541	253,826	3.56%	19,589,812	415,110	4.24%	(161,284)	(101,512)	(59,772)
TOTAL INTEREST-BEARING DEPOSITS	66,628,716	884,184	2.65%	64,987,283	977,303	3.01%	(93,119)	(2,012)	(91,107)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	47,080,595	850,748	3.61%	52,593,348	1,151,625	4.38%	(300,877)	(112,378)	(188,499)
Federal funds purchased and securities sold under agreements to repurchase, netting	(22,125,309)			(30,302,212)
Federal funds purchased and securities sold under agreements to repurchase, net	24,955,286			22,291,136
Trading liabilities	4,107,768	89,661	4.37%	3,321,632	73,201	4.41%	16,460	17,117	(657)
FHLB advances	659,606	13,548	4.11%	3,284,109	78,278	4.77%	(64,730)	(55,176)	(9,554)
Other borrowings	34,378,721	918,694	5.34%	40,551,478	1,099,198	5.42%	(180,504)	(164,547)	(15,957)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	64,101,381	1,872,651	5.84%	69,448,355	2,402,302	6.92%	(529,651)	(314,984)	(214,667)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	130,730,097	2,756,835	4.22%	134,435,638	3,379,605	5.03%	(622,770)	(316,996)	(305,774)
Non-interest-bearing liabilities (6)	22,294,788			21,522,904
TOTAL LIABILITIES	153,024,885			155,958,542
Mezzanine equity	2,000,000			2,000,000
STOCKHOLDER’S EQUITY	16,732,446			16,388,092
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$171,757,331			$174,346,634
NET INTEREST SPREAD (7)			3.43%			3.29%
NET INTEREST MARGIN (8)			3.99%			3.87%
NET INTEREST INCOME		$3,016,118			$2,939,445
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
.

NET INTEREST INCOME

Overall, the increase in net interest for the three months and six months ended June 30, 2026 compared to the same period in 2025 was primarily driven by higher yields on investment securities, coupled with reduced funding costs on Securities Financing Activities and Borrowings and Other Debt Obligations. These positive impacts were partially offset by lower loan and deposit-related income and declines in federal funds and resale agreement activity. The net result reflects the combined effect of balance sheet repositioning and higher market interest rates during the period

Net interest income increased $39.4 million and $76.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The primary drivers of these changes are summarized below:

•Loans – Interest income on loans decreased $106.2 million and decreased $232.6 million for three months and six months ended June 30, 2026 , compared to the same periods in 2025. The three-month change was primarily attributable to lower average loan volumes of $84.7 million and lower average loan rates of $21.4 million. The six month period change was similarly driven by lower volumes of $196.4 million and lower rates of $36.2 million. Refer to the “Loan Portfolio” section of this MD&A for further discussion of loan balances.
•Interest-earning deposits – Interest income on interest-earning deposits decreased $115.9 million and decreased $197.9 million for the three months and six months ended June 30, 2026, compared to the corresponding periods in 2025. The three-month change reflected lower average deposit volumes of $90.1 million and lower average rates of $25.8 million. The six month period change reflected lower volumes of $145.5 million and lower rates of $52.4 million.
•Federal funds sold and securities purchased under resale agreements – Interest and fees on federal funds sold and securities purchased under resale agreements decreased $165.0 million and decreased $295.8 million for the three months and six months ended June 30, 2026 , compared to the same periods in 2025. The three-month change was attributable to lower average volumes of $88.8 million and lower average rates of $76.2 million. The six-month change was attributable to lower volumes of $148.2 million and lower rates of $147.7 million. These declines primarily reflect reduced Securities Financing Activities.
•Investment securities – Interest income on investment securities increased $87.3 million and increased $180.3 million for the three months and six months ended June 30, 2026, compared to the corresponding periods in 2025. The three-month change was attributable to higher average securities volumes of $69.2 million and higher average rates of $18.1 million. The six-month change was attributable to higher volumes of $138.4 million and higher rates of $41.9 million. Both increases were primarily driven by higher market interest rates for HTM and trading securities.
•Deposits and related customer accounts – Interest expense on deposits and related customer accounts decreased $45.8 million and decreased $93.1 million for the three months and six months ended June 30, 2026, compared to the corresponding periods in 2025. The three-month change reflected higher average volumes of $1.8 million, partially offset by lower average deposit rates of $47.6 million. The six-month change reflected lower volumes of $2.0 million and lower deposit rates of $91.1 million. The rate declines were primarily related to money market and CD products.
•Securities Financing Activities and borrowed funds – Interest expense on Securities Financing Activities and borrowed funds decreased $293.4 million and decreased $529.7 million for the three months and six months ended June 30, 2026, compared to the same periods in 2025. The three-month change was attributable to lower volumes of $191.9 million and lower rates of $101.4 million. The six-month change was attributable to lower volumes of $315.0 million and lower rates of $214.7 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $247.6 million and $679.0 million for the three months and six months ended June 30, 2026, compared to credit loss expense of $372.9 million and $798.8 million for the corresponding periods in 2025. The lower credit loss expense during the three months and six months ended June 30, 2026 was mainly due to lower net charge-offs and decrease in the ACL for RICs and auto loans.

Credit loss expense on commercial loans decreased $7.8 million and increased $10.3 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025.

Credit loss expense on consumer loans decreased $105.7 million and decreased $105.6 million for the three months and six months ended June 30, 2026 compared to the corresponding periods in 2025 due to lower net charge-offs of RICs and auto loans and decrease in the ACL for RICs and auto loans.

The credit loss expense on unfunded credit losses for the three months and six months ended June 30, 2026 decreased $11.8 million and decreased $24.5 million compared to the corresponding periods in 2025.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-INTEREST INCOME

	Three months Ended June 30,		Six months ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees	$72,860	$94,927	$175,507	$178,385	$(22,067)	(23.2)%	$(2,878)	(1.6)%
Commercial fees	36,724	32,455	57,786	57,413	4,269	13.2%	373	0.6%
Lease income	284,748	418,981	605,969	884,709	(134,233)	(32.0)%	(278,740)	(31.5)%
Capital markets and foreign exchange income	250,907	132,982	421,488	228,711	117,925	88.7%	192,777	84.3%
Miscellaneous income, net	139,061	169,741	300,883	337,675	(30,680)	(18.1)%	(36,792)	(10.9)%
Securities gains, net	22,120	21,663	48,600	61,922	457	2.1%	(13,322)	(21.5)%
Total non-interest income	$806,420	$870,749	$1,610,233	$1,748,815	$(64,329)	(7.4)%	$(138,582)	(7.9)%

Total non-interest income decreased $64.3 million and decreased $138.6 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily comprised of:

•Consumer fees decreased $22.1 million and $2.9 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to a decrease in consumer loan fees.
•Lease income decreased $134.2 million and $278.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, primarily driven by a lower number of active leased vehicle units and lower purchase option fees.
•Capital market revenue increased $117.9 million and $192.8 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, primarily driven by higher investment banking income and derivative gains.
•Miscellaneous income, net decreased $30.7 million and $36.8 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to the loss on loan sale, lower unrealized gains on equity securities, lower gains on hedging activities, partially offset by an increase in net gain on sale of operating leases and an increase in asset and wealth management fees,
•Securities gains, net increased $0.5 million and decreased $13.3 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to a decrease in trading securities gains.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended June 30,		Six months Ended June 30,		QTD Change		YTD Change
(dollars in thousands)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$541,568	$508,991	$1,085,891	$1,073,147	$32,577	6.4%	$12,744	1.2%
Occupancy and equipment expenses	161,437	172,371	323,235	357,651	(10,934)	(6.3)%	(34,416)	(9.6)%
Technology, outside services, and marketing expense	189,762	213,022	405,374	417,402	(23,260)	(10.9)%	(12,028)	(2.9)%
Loan expense	74,531	85,854	158,253	161,410	(11,323)	(13.2)%	(3,157)	(2.0)%
Lease expense	215,848	339,620	503,328	695,019	(123,772)	(36.4)%	(191,691)	(27.6)%
Other expenses	137,529	123,740	229,531	266,319	13,789	11.1%	(36,788)	(13.8)%
Total general, administrative and other expenses	$1,320,675	$1,443,598	$2,705,612	$2,970,948	$(122,923)	(8.5)%	$(265,336)	(8.9)%

Total general, administrative and other expenses decreased $122.9 million and $265.3 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The most significant factors contributing to these changes were as follows:

•Lease expense decreased $123.8 million and $191.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025, due to lower auto lease volumes resulting in lower depreciation expense.
•Other expenses increased $13.8 million and decreased $36.8 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The increase is due to higher expense accruals and the decrease is due to lower FDIC insurance premiums

INCOME TAX PROVISION

An income tax provision of $174.3 million and $242.9 million was recorded for the three months and six months ended June 30, 2026, respectively, compared to a provision of $38.0 million and $54.9 million for the corresponding periods in 2025. This resulted in an ETR of 23.0% and 19.6% for the three months and six months ended June 30, 2026, respectively, compared to 7.1% and 6.0% for the corresponding periods in 2025.

The increase in ETR for the three months and six months ended June 30, 2026, when compared to the same periods in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
LINE OF BUSINESS RESULTS

The Company manages its business activities by its six reportable segments, Auto, CBB, C&I, CRE, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and include additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective.

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	June 30, 2026			June 30, 2025			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	1,573,689	747,536	2,321,225	1,607,477	747,781	2,355,258	(34,033)	(1.4)%
Interest expense	605,774	392,321	998,095	682,547	376,056	1,058,603	(60,508)	(5.7)%
Fees and other income	19,797	73,851	93,648	70,054	72,756	142,810	(49,162)	(34.4)%
Lease income	284,748	—	284,748	418,981	—	418,981	(134,233)	(32.0)%
Credit loss expense	277,624	2,978	280,602	342,465	26,977	369,442	(88,840)	(24.0)%
Lease expense	215,757	—	215,757	339,447	—	339,447	(123,690)	(36.4)%
General, administrative and other expenses	311,035	365,574	676,609	338,440	380,756	719,196	(42,587)	(5.9)%
Income before income taxes	468,044	60,514	528,558	393,613	36,748	430,361	98,197	22.8%

Six months ended	June 30, 2026			June 30, 2025			Total Consumer Activities
	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	3,159,202	1,469,538	4,628,740	3,240,740	1,464,842	4,705,582	(76,842)	(1.6)%
Interest expense	1,224,264	771,091	1,995,355	1,364,811	735,193	2,100,004	(104,649)	(5.0)%
Fees and other income	59,896	145,345	205,241	89,735	134,510	224,245	(19,004)	(8.5)%
Lease income	605,969	—	605,969	884,709	—	884,709	(278,740)	(31.5)%
Credit loss expense	697,856	2,081	699,937	738,899	64,723	803,622	(103,685)	(12.9)%
Lease expense	503,085	—	503,085	694,692	—	694,692	(191,607)	(27.6)%
General, administrative and other expenses	617,507	746,479	1,363,986	688,026	776,017	1,464,043	(100,057)	(6.8)%
Income before income taxes	782,355	95,232	877,587	728,756	23,419	752,175	125,412	16.7%
Total assets	55,755,449	8,395,818	64,151,267	57,819,536	9,400,516	67,220,052	(3,068,785)	(4.6)%

The Company reported total income before income taxes related to its Consumer activities of $528.6 million and $877.6 million for the three months and six months ended June 30, 2026, respectively, compared to income before income taxes of $430.4 million and $752.2 million for the corresponding periods in 2025. The most significant drivers of these changes were:

•Fees and other income for Auto decreased $50.3 million and $29.8 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower auto servicing fees and lower gains on securitization of loan portfolios.
•Lease income decreased $134.2 million and $278.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower average auto lease volumes.
•Credit loss expense in Auto decreased $64.8 million and $41.0 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were driven by lower loan volume and improved net charge-off rates.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Lease expense decreased $123.7 million and $191.6 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower average auto lease balances which resulted in lower depreciation expense.

Commercial Activities

Commercial activities consist of the Company's C&I reportable segment and CRE reportable segment.

Three months ended	June 30, 2026			June 30, 2025			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$185,545	$338,853	$524,398	$219,520	$366,217	$585,737	$(61,339)	(10.5)%
Interest expense	117,046	217,416	334,462	135,530	241,255	376,785	(42,323)	(11.2)%
Fees and other income	12,484	33,463	45,947	17,564	13,340	30,904	15,043	48.7%
Credit loss expense / (benefit)	(14,352)	(19,348)	(33,700)	(674)	5,501	4,827	(38,527)	(798.2)%
General, administrative and other expenses	43,806	44,545	88,351	46,591	46,420	93,011	(4,660)	(5.0)%
Income before income taxes	51,529	129,703	181,232	55,637	86,381	142,018	39,214	27.6%

Six months ended	June 30, 2026			June 30, 2025			Total Commercial Activities
	C&I	CRE	Total Commercial Activities	C&I	CRE	Total Commercial Activities	Dollar increase/(decrease)	Percentage
Interest income	$374,698	$671,278	$1,045,976	$446,406	$718,945	$1,165,351	$(119,375)	(10.2)%
Interest expense	231,421	433,229	664,650	273,789	478,541	752,330	(87,680)	(11.7)%
Fees and other income	34,066	49,043	83,109	35,178	33,023	68,201	14,908	21.9%
Credit loss expense / (benefit)	(20,273)	(3,124)	(23,397)	(6,693)	9,096	2,403	(25,800)	(1,073.7)%
General, administrative and other expenses	89,906	91,794	181,700	95,904	94,852	190,756	(9,056)	(4.7)%
Income before income taxes	107,710	198,422	306,132	118,584	169,479	288,063	18,069	6.3%
Total assets	3,550,686	22,049,209	25,599,895	3,828,217	23,272,226	27,100,443	(1,500,548)	(5.5)%

The Company reported total income before income taxes related to its Commercial activities of $181.2 million and $306.1 million for the three months and six months ended June 30, 2026, respectively, compared to income before income taxes of $142.0 million and $288.1 million for the corresponding periods in 2025. The most significant drivers of these changes were:

•Interest income for C&I decreased $34.0 million and $71.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were due to lower prevailing interest rates reducing loan yields.
•Interest income for CRE decreased $27.4 million and $47.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were due to lower loan volumes and yields.
•Interest expense for C&I decreased $18.5 million and $42.4 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were due to lower deposit volumes and rates.
•Credit loss expense in CRE decreased $24.8 million and $12.2 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were due to improved portfolio performance and lower volume.
•Credit loss expense in C&I decreased $13.7 million and $13.6 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were primarily due to improved portfolio performance and lower volumes.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

CIB

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$616,434	$766,517	$1,250,950	$1,479,145	$(150,083)	(19.6)%	$(228,195)	(15.4)%
Interest expense	529,059	691,866	1,061,138	1,352,832	(162,807)	(23.5)%	(291,694)	(21.6)%
Fees and other income	273,852	160,770	483,600	352,871	113,082	70.3%	130,729	37.0%
Lease income	—	—	—	—	—	—%	—	—%
Credit loss expense / (benefit)	1,053	(472)	3,085	(5,787)	1,525	323.1%	8,872	153.3%
Lease expense	91	173	243	327	(82)	(47.4)%	(84)	(25.7)%
General, administrative and other expenses	242,275	232,674	479,213	463,021	9,601	4.1%	16,192	3.5%
Income before income taxes	117,808	3,046	190,871	21,623	114,762	3,767.6%	169,248	782.7%
Total assets			35,738,232	32,180,085			3,558,147	11.1%

CIB reported income before income taxes of $117.8 million and $190.9 million for the three months and six months ended June 30, 2026, respectively, compared to income before income taxes of $3.0 million and $21.6 million for the corresponding periods in 2025. Factors contributing to these changes were:

•Interest income decreased $150.1 million and $228.2 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. The decreases were due to Securities Financing activities driven by lower prevailing interest rates.
•Interest expense decreased $162.8 million and $291.7 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were primarily due to interest expense associated with Securities Financing Activities driven by lower prevailing interest rates.
•Fees and other income increased $113.1 million and $130.7 million for the three months and six months ended June 30, 2026, respectively compared to the corresponding periods in 2025. These increases were primarily due to increased Global Banking fees.
•Total assets at June 30, 2026 increased $3.6 billion compared to the corresponding date in 2025. This increase was primarily due to an increase in trading inventory.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Wealth Management

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$75,761	$86,487	$154,109	$173,134	$(10,726)	(12.4)%	$(19,025)	(11.0)%
Interest expense	37,334	35,096	75,989	72,151	2,238	6.4%	3,838	5.3%
Fees and other income	94,977	97,049	215,099	191,543	(2,072)	(2.1)%	23,556	12.3%
Credit loss expense / (benefit)	(37)	—	—	—	(37)	100%	—	—%
General, administrative and other expenses	77,049	70,343	159,216	145,409	6,706	9.5%	13,807	9.5%
Income before income taxes	56,392	78,097	134,003	147,117	(21,705)	(27.8)%	(13,114)	(8.9)%
Total assets			8,585,673	7,880,066			705,607	9.0%

Wealth Management reported income before income taxes of $56.4 million and $134.0 million for the three months and six months ended June 30, 2026, respectively, compared to income before income taxes of $78.1 million and $147.1 million for the corresponding periods in 2025. The components of net income remained relatively consistent over the corresponding periods in 2025.

•Total assets at June 30, 2026 increased $705.6 million compared to the corresponding date in 2025. This increase was primarily due to the acquisition of an interest in the U.K. Limited Partnership.

Other

	Three months ended June 30		Six months ended June 30		QTD Change		YTD Change
(dollars in thousands)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$(655,408)	$(611,847)	$(1,306,822)	$(1,204,162)	$(43,561)	(7.1)%	$(102,660)	(8.5)%
Interest expense	(537,390)	(461,619)	(1,040,297)	(897,712)	(75,771)	(16.4)%	(142,585)	(15.9)%
Fees and other income	13,248	20,235	17,215	27,246	(6,987)	(34.5)%	(10,031)	(36.8)%
Credit loss expense / (benefit)	(282)	(930)	(647)	(1,428)	648	69.7%	781	54.7%
General, administrative and other expenses	20,543	(11,246)	18,169	12,700	31,789	282.7%	5,469	43.1%
Loss before income taxes	(125,031)	(117,817)	(266,832)	(290,476)	(7,214)	(6.1)%	23,644	8.1%
Total assets			30,463,382	37,737,939			(7,274,557)	(19.3)%
The Other category reported losses before income taxes of $125.0 million and $266.8 million for the three months and six months ended June 30, 2026, respectively, compared to losses before income taxes of $117.8 million and $290.5 million for the corresponding periods in 2025. The primary factors contributing to these changes were:

•Interest expense decreased $75.8 million and $142.6 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These decreases were primarily due to changes in deposit mix, borrowings, and internal funding.
•General, administrative and other expenses increased $31.8 million and $5.5 million for the three months and six months ended June 30, 2026, respectively, compared to the corresponding periods of 2025. These changes were primarily the result of timing in strategic investment and restructuring charges.
•Total assets decreased $7.3 billion compared to the corresponding date in 2025. This decrease was primarily due to deposits at the Federal Reserve.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	June 30, 2026		December 31, 2025		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in thousands)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$7,704,553	9.3%	$8,135,821	9.8%	$(431,268)	(5.3)%
C&I	7,612,915	9.2%	7,820,988	9.4%	(208,073)	(2.7)%
Multifamily	9,374,705	11.3%	9,601,558	11.6%	(226,853)	(2.4)%
Other commercial	8,501,793	10.3%	8,249,571	10.0%	252,222	3.1%
Total commercial loans (1)	33,193,966	40.1%	33,807,938	40.8%	(613,972)	(1.8)%
Consumer loans secured by real estate:
Residential mortgages	3,865,983	4.7%	4,039,103	4.9%	(173,120)	(4.3)%
Home equity loans and lines of credit	1,662,588	2.0%	1,797,387	2.2%	(134,799)	(7.5)%
Total consumer loans secured by real estate	5,528,571	6.7%	5,836,490	7.1%	(307,919)	(5.3)%
Consumer loans not secured by real estate:
RICs and auto loans	43,513,398	52.5%	42,736,050	51.4%	777,348	1.8%
Personal unsecured loans	460,152	0.6%	492,525	0.6%	(32,373)	(6.6)%
Other consumer	13,987	0.1%	18,306	0.1%	(4,319)	(23.6)%
Total consumer loans	49,516,108	59.9%	49,083,371	59.2%	432,737	0.9%
Total LHFI	$82,710,074	100.0%	$82,891,309	100.0%	$(181,235)	(0.2)%
Total LHFI with:
Fixed	$59,145,943	71.5%	$59,079,072	71.3%	$66,871	0.1%
Variable	23,564,131	28.5%	23,812,237	28.7%	(248,106)	(1.0)%
Total LHFI	$82,710,074	100.0%	$82,891,309	100.0%	$(181,235)	(0.2)%
(1) As of June 30, 2026, the Company had $235.9 million of commercial loans that were denominated in a currency other than the U.S. dollar.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans by Maturity and Interest Rate Sensitivity

	At June 30, 2026, Maturing
(in thousands)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$195,896	$215,759	$26,555	$26,330	$464,540
C&I	177,488	836,600	109,781	8,188	1,132,057
Multifamily loans	1,537,590	4,456,895	1,221,339	612	7,216,436
Other commercial	634,594	1,645,517	1,149,234	—	3,429,345
Total Commercial	$2,545,568	$7,154,771	$2,506,909	$35,130	$12,242,378
Residential mortgages	1,476	37,319	503,312	4,080,238	4,622,345
Home equity loans and lines of credit	14,327	7,088	27,731	23,042	72,188
RICs and auto loans	1,373,211	22,314,117	19,897,108	29,141	43,613,577
Personal unsecured loans	5,320	21,438	26,050	—	52,808
Other consumer	2,757	6,986	1,881	2,363	13,987
Total Fixed Rates	$3,942,659	$29,541,719	$22,962,991	$4,169,914	$60,617,283
Variable Rates:
CRE loans	$3,615,152	$3,591,968	$176,588	$78,889	$7,462,597
C&I	1,117,222	5,229,336	343,915	—	6,690,473
Multifamily loans	1,302,117	469,945	385,459	748	2,158,269
Other commercial	4,770,630	301,818	—	—	5,072,448
Total Commercial	$10,805,121	$9,593,067	$905,962	$79,637	$21,383,787
Residential mortgages	179	91	85,400	361,380	447,050
Home equity loans and lines of credit	19,102	655,493	915,805	—	1,590,400
Personal unsecured loans	—	—	407,344	—	407,344
Total Variable Rates	$10,824,402	$10,248,651	$2,314,511	$441,017	$23,828,581
Total	$14,767,061	$39,790,370	$25,277,502	$4,610,931	$84,445,864

Commercial

Commercial loans decreased approximately $614.0 million, or 1.8%, from December 31, 2025 to June 30, 2026. This decrease was primarily attributable to a decrease in CRE loans of $431.3 million and a decrease in Multifamily of $226.9 million , partially offset by an increase in Other commercial loans of $252.2 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2026, the CRE and multifamily portfolios included the following:

	As of June 30, 2026
(in thousands)	Balance	Percentage of Total CRE and Multifamily

CRE loans	$7,704,553	45.1%
Multifamily loans (1)	9,374,705	54.9%
Total CRE and multifamily loans	$17,079,258	100.0%
CRE loans by type
Multifamily construction	$4,092,129	24.0%
Office	1,311,204	7.7%
Retail	749,353	4.4%
Industrial	720,436	4.2%
Other	831,431	4.9%
Total	$7,704,553
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

The Company's CRE and Multifamily portfolios by state at the date indicated was:

	As of June 30, 2026
(dollars in thousands)	Balance	Percentage of Total CRE and Multifamily
State
New York	$4,581,974	26.8%
New Jersey	2,107,109	12.3%
Florida	1,569,018	9.2%
Texas	1,445,894	8.5%
All other states	7,375,263	43.2%
Total	$17,079,258	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consumer Loans Secured By Real Estate

Consumer loans secured by real estate decreased $307.9 million from December 31, 2025 to June 30, 2026 due to continued run-off in these portfolios.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $777.3 million from December 31, 2025 to June 30, 2026. This increase represents primarily new origination activity A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 7 to the Condensed Consolidated Financial Statements.

As of June 30, 2026, 62.1% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.2% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI decreased $36.7 million from December 31, 2025 to June 30, 2026. This decrease was primarily due to run-off in the portfolio.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in thousands)	June 30, 2026	December 31, 2025	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$157,297	$187,657	$(30,360)	(16.2)%
C&I	109,300	47,813	61,487	128.6%
Multifamily	392,332	309,994	82,338	26.6%
Other commercial	4,404	4,518	(114)	(2.5)%
Total commercial loans	663,333	549,982	113,351	20.6%

Consumer loans secured by real estate:
Residential mortgages	48,091	59,089	(10,998)	(18.6)%
Home equity loans and lines of credit	49,320	57,109	(7,789)	(13.6)%
Consumer loans not secured by real estate:
RICs and auto loans	2,419,807	2,683,202	(263,395)	(9.8)%
Personal unsecured loans	51	93	(42)	(45.2)%
Other consumer	12,842	18,413	(5,571)	(30.3)%
Total consumer loans	2,530,111	2,817,906	(287,795)	(10.2)%
Total non-accrual loans	3,193,444	3,367,888	(174,444)	(5.2)%

OREO	21,812	41,978	(20,166)	(48.0)%
Repossessed vehicles	242,278	249,913	(7,635)	(3.1)%
Foreclosed and other repossessed assets	1,646	1,297	349	26.9%
Total OREO and other repossessed assets	265,736	293,188	(27,452)	(9.4)%
Total non-performing assets	$3,459,180	$3,661,076	$(201,896)	(5.5)%

Past due 90 days or more as to interest or principal and accruing interest	$7,946	$8,700	$(754)	(8.7)%
Non-performing assets as a percentage of total assets	2.1%	2.2%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT RATIOS

	As of and for the year ended
(dollars in thousands)	June 30, 2026	December 31, 2025	June 30, 2025
ACL to total loan outstanding	6.9%	7.2%	7.4%
ACL	$5,852,704	$6,052,171	$6,410,718
Total loans outstanding	84,445,864	84,477,513	86,630,053
NPL to total loans outstanding	3.8%	4.0%	3.6%
NPL	$3,193,444	$3,367,888	$3,115,526
Total loans outstanding	84,445,864	84,477,513	86,630,053
ACL to NPL	183.3%	179.7%	205.8%
ACL	$5,852,704	$6,052,171	$6,410,718
NPL	3,193,444	3,367,888	3,115,526
Net charge-offs during the period to average loans outstanding:
Commercial	0.1%	0.3%	0.1%
NCOs during the period	$32,288	$95,456	$52,417
Average amount outstanding	34,320,184	35,160,483	35,137,105
Consumer	1.7%	4.0%	1.8%
NCOs during the period	$884,877	$2,118,252	$945,630
Average amount outstanding	50,826,885	52,695,596	53,800,336

Commercial NCOs during the period to average loans decreased from June 30, 2025 to June 30, 2026. The decrease in NCOs was primarily in the CRE portfolio. Consumer NCOs during the period to average loans decreased from June 30, 2025 to June 30, 2026. This decrease was primarily due to the sale of loans in the Personal unsecured portfolio in 2025 and an increase in recoveries.

Commercial

Commercial NPLs increased $113.4 million from December 31, 2025 to June 30, 2026. Commercial NPLs accounted for 2.0% of commercial LHFI at June 30, 2026. The change in commercial NPLs was primarily comprised of an increase of $82.3 million in the Multifamily portfolio and an increase of $61.5 million in the C&I portfolio, partially offset by a decrease of $30.4 million in the CRE portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio decreased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in foreclosure were $40.5 million, or 41.5%, of non-performing consumer loans secured by real estate at June 30, 2026, compared to $44.4 million, or 38.2%, at December 31, 2025.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $263.4 million from December 31, 2025 to June 30, 2026. Non-performing RICs and auto loans accounted for 5.6% and 6.3% of total RICs and auto loans at June 30, 2026 and December 31, 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy. NPLs in the personal unsecured portfolio decreased by $42.0 thousand from December 31, 2025 to June 30, 2026. Non-performing personal unsecured loans accounted for 0.01% and 0.02% of total personal unsecured loans at June 30, 2026 and December 31, 2025, respectively.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $178.7 million and $257.5 million at June 30, 2026 and December 31, 2025, respectively. Early stage delinquency consumer loans amounted to $5.9 billion and $6.2 billion at June 30, 2026 and December 31, 2025, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $573.5 million from December 31, 2025 to June 30, 2026. The main driver of this was the decrease in past due loans in the RIC and auto loan portfolio.

Loan Modifications

During the three months and six months ended June 30, 2026, the Company provided loan modifications to customers with an amortized cost basis at June 30, 2026 of $929.3 million and $2.1 billion, respectively, compared to $913.0 million and $1.5 billion for the corresponding periods in 2025. Loan modifications primarily consist of payment deferrals in the CRE, Multifamily and the RIC and auto loan portfolio. The increase in payment deferrals in the CRE, Multifamily and the RIC and auto loan portfolio during the three months and six months ended June 30, 2026 compared to the corresponding periods in 2025 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

The Company's ACL was $5.9 billion at June 30, 2026, a decrease of $199.5 million from December 31, 2025. The decrease in the ACL was primarily attributable to changes in portfolio composition in RIC and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the consumer portfolio segment decreased by $169.1 million and the ACL for the commercial segment decreased $30.4 million for the period ended June 30, 2026 compared to the period ended December 31, 2025. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT SECURITIES

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The change in the AFS investment securities portfolio was primarily due to the sale of U.S. Treasury securities during the first quarter of 2026 for an immaterial gain.

The average life of the AFS investment portfolio (excluding certain ABS) at June 30, 2026 was approximately 7.41 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at June 30, 2026 was approximately 3.98 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 487 investment securities classified as HTM as of June 30, 2026. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at June 30, 2026:

	June 30, 2026
(in thousands)	Amortized Cost	Fair Value
FNMA	$1,425,328	$1,265,901
FHLMC	1,966,051	1,742,958
GNMA (1)	10,832,816	9,123,126
Total	$14,224,195	$12,131,985
(1) Includes U.S. government agency MBS.

GOODWILL

At June 30, 2026, goodwill totaled $2.8 billion and represented 1.7% of total assets and 16.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2025 using generally accepted valuation methods and noted no impairment.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the second quarter of 2026, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEPOSITS

The Company reported deposits of $79.6 billion and $79.0 billion at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, SBNA had $78.9 billion of U.S.-based deposits, including $4.7 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $26.9 billion and $27.3 billion at June 30, 2026 and December 31, 2025, respectively, and represented approximately 34% and 36% of all U.S. deposits at June 30, 2026 and December 31, 2025, respectively.

The following shows the Company's deposits by business as of June 30, 2026:

	Consumer (1)	Commercial (2)	CIB	Wealth Management	Other and eliminations (3)	Total
(dollars in thousands)	Balance
Interest-bearing demand deposits	$50,036,977	$9,952,676	$1,524,660	$3,114,861	$1,509,868	$66,139,042
Non-interest-bearing demand deposits	7,781,675	3,361,495	71,281	2,218,194	(7,126)	13,425,519
Total deposits (1)	$57,818,652	$13,314,171	$1,595,941	$5,333,055	$1,502,742	$79,564,561
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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2026 and 2025, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of June 30, 2026 and 2025, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

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

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at June 30, 2026:

	SHUSA

	June 30, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	13.68%	6.50%	4.50%
Tier 1 capital ratio	15.61%	8.00%	6.00%
Total capital ratio	17.76%	10.00%	8.00%
Leverage ratio	9.54%	5.00%	4.00%

	SBNA

	June 30, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	20.26%	6.50%	4.50%
Tier 1 capital ratio	20.26%	8.00%	6.00%
Total capital ratio	21.53%	10.00%	8.00%
Leverage ratio	12.48%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS and borrowings. As of June 30, 2026, the Company had $6.3 billion of notional in fair value hedges, which increased from $3.8 billion at December 31, 2025. Refer to Note 10 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the six months ended June 30, 2026, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on the SDART platform for approximately $1.9 billion
•issuance of CLNs for approximately $604.8 million

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At June 30, 2026, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

(in thousands)	June 30, 2026			March 31, 2026
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$9,233,231			$13,554,125
Liquidity from released government deposit collateral (1)	2,002,427	—	2,002,427	2,065,891	—	2,065,891
Liquidity from unencumbered securities	4,775,301	—	4,775,301	4,887,783	—	4,887,783
FHLB	14,048,504	1,207,584	12,840,920	14,579,673	571,783	14,007,890
FRB:
Discount window	11,172,683	—	11,172,683	10,917,371	—	10,917,371
Total available liquidity			$40,024,562			$45,433,060
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At June 30, 2026, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $23.5 billion. This amount represented 29.5% of total deposits at June 30, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash, cash equivalents, and restricted cash

	Six months ended June 30,		YTD Change
(in thousands)	2026	2025	Increase/(Decrease)
Net cash flows from operating activities	$762,397	$(1,943,290)	$2,705,687
Net cash flows from investing activities	(374,709)	653,032	(1,027,741)
Net cash flows from financing activities	(1,461,076)	4,546,302	(6,007,378)

Cash flows from operating activities

Net cash flow from operating activities increased by $2.7 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily due to the change in net trading activity and an increase in proceeds from the sales of and collections on LHFS, offset by an increase in originations and purchases of LHFS during the six months ended June 30, 2026.

Cash flows from investing activities

Net cash flow from investing activities decreased by $1.0 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by the net change in loans other than purchases and sales and the net change in federal funds sold and securities purchased under resale agreements, offset by the net change in operating leases and purchases and sales of investment securities.

Cash flows from financing activities

Net cash flow from financing activities decreased by $6.0 billion from the six months ended June 30, 2025 to the six months ended June 30, 2026, primarily driven by the net change in net borrowings activity, the net change in deposits and other customer accounts, and the net change in Securities Financing Activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $2.0 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of June 30, 2026, there was an outstanding balance of $427.9 million on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of June 30, 2026, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $16.0 billion.

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

At June 30, 2026, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of June 30, 2026, the Company had total contractual cash obligations of $75.6 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short-term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $79.6 billion, secured and other financing of $18.7 billion, short-term repurchase agreements of $22.1 billion and long-term unsecured debt of $14.1 billion, as well as cash flows from continuing operations. Additionally, on June 30, 2026, the Company had $40.0 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $22.1 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $7.7 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 14 to these Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of June 30, 2026, the Company had 530,391,043 shares of common stock outstanding.

During the six months ended June 30, 2026, the Company paid dividends of $250.0 million on its common stock and paid $88.4 million of dividends on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at June 30, 2026 and December 31, 2025:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	June 30, 2026	December 31, 2025
Down 200 basis points	(1.42)%	(2.25)%
Down 100 basis points	(0.54)%	(0.88)%
Up 100 basis points	0.25%	0.65%
Up 200 basis points	0.36%	1.15%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2026 and December 31, 2025.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	June 30, 2026	December 31, 2025
Down 200 basis points	4.63%	1.55%
Down 100 basis points	4.12%	2.46%
Up 100 basis points	(5.70)%	(4.44)%
Up 200 basis points	(11.87)%	(9.68)%

As of June 30, 2026, the Company’s profile reflected an increase of MVE of 4.12% for downward parallel interest rate shocks of 100 basis points and a decrease of 5.70% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease is due to the negative convexity as a result of the prepayment option embedded in mortgage-related products, the impact of which is not fully offset by the behavior of the funding base (largely NMDs). While NMDs continue to provide a natural offset to asset sensitivity, changes in deposit duration and repricing characteristics only partially mitigate the impact of mortgage optionality, resulting in the observed asymmetry in the MVE profile.

In downward parallel interest rate shocks, mortgage-related products’ prepayments increase, their duration decreases, and their market value appreciation is therefore limited. At the same time, deposit rates remain constrained by pricing floors, limiting the ability to fully reprice NMDs as market rates decline. For upward parallel interest rate shocks, extension risk weighs on a sizable portion of the Company’s mortgage-related products, increasing effective duration and reducing market value. Although NMDs provide a partial offset through changes in deposit duration and repricing behavior, the offset is incomplete, particularly under larger rate shocks, resulting in greater MVE sensitivity under rising-rate scenarios.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the aggregate, all the transactions described above resulted in gross revenues and net profits in the six months ended June 30, 2026 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	July 31, 2026	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	July 31, 2026	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President