Form 10-Q
period 2026-09-30
Santander Holdings USA, Inc.
filed 2026-11-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
Not applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Depositary Shares, Each Representing a 1/1,000th Interest in a Share of Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock, Series H	SNUS PF H	New York Stock Exchange
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
Number of shares of common stock outstanding at October 31, 2026: 530,391,043 shares.

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

Although the Company believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors and assumptions, some of which are beyond the Company's control. Among the factors that could cause the Company’s financial performance to differ materially from that suggested by forward-looking statements are:

•the effects of regulation, actions and/or policies of the Federal Reserve, the FDIC, the OCC and the CFPB, and other changes in monetary and fiscal policies and regulations, (particularly those concerning banking, taxes, dividends, securities, insurance, cybersecurity, and healthcare administration), including policies that affect market interest rates and money supply, as well as the impact of changes in and interpretations of GAAP, the failure to adhere to which could subject SHUSA and/or its subsidiaries to formal or informal regulatory compliance and enforcement actions and result in fines, penalties, restitution and other costs and expenses, changes in our business practice, and reputational harm;
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
•risks SHUSA faces implementing its growth strategy, including SHUSA’s ability to grow revenue, manage expenses, attract and retain highly skilled people, successfully complete and integrate mergers and acquisitions, and raise capital necessary to achieve its business goals and comply with regulatory requirements; including, without limitation, the acquisition of Webster by Santander and merger of Webster Bank into SBNA and subsequent integration of the respective businesses.
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
•SHUSA's ability to assess and monitor the effects of using artificial intelligence in its business and operations;
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
•the impact of any of the foregoing on the business or credit quality of SHUSA's customers; and
•the other factors that are described in Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for 2025.

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

ABS: Asset-backed securities	FDIC: Federal Deposit Insurance Corporation
ACL: Allowance for credit losses	Federal Reserve: Board of Governors of the Federal Reserve System
AFS: Available-for-sale	FHLB: Federal Home Loan Bank
ALLL: Allowance for loan and lease losses	FHLMC: Federal Home Loan Mortgage Corporation
Ametros: Ametros Financial Corporation	FICO®: Fair Isaac Corporation credit scoring model
AOCI: Accumulated other comprehensive income	FNMA: Federal National Mortgage Association
ASC: Accounting Standards Codification	FRB: Federal Reserve Bank
ASU: Accounting Standards Update	FVO: Fair value option
BHC: Bank holding company	GAAP: Accounting principles generally accepted in the United States of America
BOLI: Bank-owned life insurance	GDP: Gross domestic product
BSI: Banco Santander International	GNMA: Government National Mortgage Association
C&I: Commercial and Industrial Banking	HFI: Held-for-investment
CBB: Consumer and Business Banking	HFS: Held-for-sale
CD: Certificate of deposit	HPI: Housing Price Index
CDI: Core deposit intangibles	HSA: Health savings account
CECL: Current expected credit losses as defined by FASB ASC Topic 326	HSA Bank: HSA Bank, a division of SBNA
CEO: Chief Executive Officer	HTM: Held-to-maturity
CET1: Common equity Tier 1	IHC Merger: The merger of Webster Virginia into SHUSA
CEVF: Commercial equipment vehicle financing	ISDA: International Swaps and Derivatives Association, Inc.
CFPB: Consumer Financial Protection Bureau	IT: Information technology
CFO: Chief Financial Officer	LGD: Loss given default
CFTC: Commodity Futures Trading Commission	LHFI: Loans held for investment
CIB: Corporate and Investment Banking	LHFS: Loans held for sale
CLN: Credit-linked note	LIHTC: Low income housing tax credit
CLTV: Combined loan-to-value	LTV: Loan-to-value
CODM: Chief Operating Decision Maker	MBS: Mortgage-backed securities
Company: Santander Holdings USA, Inc.	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CPR: Constant prepayment rate	Moody’s: Moody's Investors Service, Inc.
CRA: Community Reinvestment Act	MSR: Mortgage servicing right
CRE: Commercial real estate	MVE: Market value of equity
DCF: Discounted cash flow	NCO: Net charge-off
DOJ: Department of Justice	NMDs: Non-maturity deposits
DPD: Days past due	NPL: Non-performing loan
DTI: Debt-to-income	OBBBA: One Big Beautiful Bill Act
EAD: Exposure at default	OCC: Office of the Comptroller of the Currency
Early stage delinquency: loans that are greater than 30 DPD, but less than 90 DPD	OCI: Other comprehensive income
EFG: Enterprise Financial Group	OIS: Overnight indexed swap
EIR: Effective interest rate	OREO: Other real estate owned
ETR: Effective tax rate	Parent Company: the parent holding company of SBNA and other consolidated subsidiaries
Evaluation Date: September 30, 2026	PCD: Purchased credit deteriorated; purchased loans that as of the acquisition date have experienced a more-than-insignificant credit deterioration in credit quality since origination
Exchange Act: Securities Exchange Act of 1934, as amended	PD: Probability of default
FASB: Financial Accounting Standards Board	PSL: Purchased seasoned loans: loans either purchased or initially recognized through the consolidation of a variable interest entity which were obtained more than 90 days after origination and where the Company was not involved in the origination
FDIA: Federal Deposit Insurance Corporation Improvement Act	RIC: Retail installment contract
ROU: Right-of-use

RV: Recreational vehicle	SSLLC: Santander Securities LLC
S&P: Standard & Poor's
Structured LLC: Structured limited liability company established by the FDIC to hold and service a portfolio primarily consisting of New York-based rent-controlled and rent-stabilized multifamily loans retained by the FDIC following a recent bank failure

SanCap: Santander US Capital Markets LLC	Subvention: Reimbursement of the finance provider by a manufacturer for the difference between a market loan or lease rate and the below-market rate given to a customer
Santander or Parent: Banco Santander, S.A.	TLAC: Total loss-absorbing capacity
SBALT: SBNA Auto Lease Trust	Transaction Agreement: Transaction Agreement dated as of February 3, 2026 among Webster, Santander and Webster Virginia
SBNA or the Bank: Santander Bank, National Association	Trusts: Securitization trusts
SC: Santander Consumer USA Holdings Inc. and its subsidiaries	UK Limited Partnership: SHUSA's investment in a United Kingdom limited partnership formed to invest in early-stage financial technology companies
SCF: Statement of cash flows	UPB: Unpaid principal balance
SDART: Santander Drive Auto Receivables Trust	VIE: Variable interest entity
SDGT: Specially Designated Global Terrorist	VOE: Voting interest entity
SEC: Securities and Exchange Commission	Webster: Webster Financial Corporation, former parent of Webster Bank prior to merging with Webster Virginia
Securities Act: Securities Act of 1933, as amended	Webster Bank: A retail and commercial bank that merged with SBNA on August 20, 2026
Securities Financing Activities: Resale, repurchase securities borrowed and securities lending agreements	Webster Virginia: Webster Virginia Corporation, a former subsidiary of Webster that merged with SHUSA pursuant to the IHC Merger
SHUSA: Santander Holdings USA, Inc.	YTD: Year-to-date
SOFR: Secured overnight financing rate
SPE: Special purpose entity

PART I. FINANCIAL INFORMATION
ITEM 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited (In millions)

	September 30, 2026	December 31, 2025
ASSETS
Cash, cash equivalents, and restricted cash	$30,230	$19,696
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,592	8,640
Investment securities:
AFS at fair value (amortized cost of $10,506 and $7,956 as of September 30, 2026 and December 31, 2025, respectively)	9,663	7,328
Trading securities	17,833	15,609
HTM (fair value of $20,732 and $11,871 as of September 30, 2026 and December 31, 2025, respectively)	22,584	13,212
Other investments	3,992	2,567
LHFI (1)	141,755	82,891
ALLL	(6,697)	(6,000)
Net LHFI	135,058	76,891
LHFS (2)	1,973	1,586
Premises and equipment, net	1,303	936
Operating lease assets, net	5,834	8,357
Goodwill	9,245	2,767
Intangible assets, net	2,411	214
Other assets (3)	12,798	6,769
TOTAL ASSETS (4)	$262,516	$164,572
LIABILITIES
Deposits and other customer accounts	149,273	78,978
Federal funds purchased and securities loaned or sold under repurchase agreements	22,790	19,460
Trading liabilities	4,025	4,002
Borrowings and other debt obligations	42,816	37,102
Advance payments by borrowers for taxes and insurance	312	147
Accounts payable, accrued expenses and other liabilities	11,711	6,938
TOTAL LIABILITIES (4)	230,927	146,627
Commitments and contingencies (Note 17)
MEZZANINE EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 2,500,000 and 2,000,000 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	2,500	2,000
STOCKHOLDER'S EQUITY
Preferred stock (no par value; 7,500,000 shares authorized; 141,000 and zero shares outstanding at September 30, 2026 and December 31, 2025, respectively)	252	—
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 shares outstanding at both September 30, 2026 and December 31, 2025, respectively)	29,772	17,307
Accumulated other comprehensive loss, net of tax	(965)	(533)
Retained earnings (accumulated deficit)	30	(829)
TOTAL STOCKHOLDER'S EQUITY	29,089	15,945
TOTAL LIABILITIES, MEZZANINE AND STOCKHOLDER'S EQUITY	$262,516	$164,572
(1) Includes $3 million and $5 million of loans recorded at fair value at September 30, 2026 and December 31, 2025, respectively.
(2) Includes $1.7 billion and $1.5 billion of loans recorded at the FVO at September 30, 2026 and December 31, 2025, respectively.
(3) Includes MSRs of $83 million and $80 million at September 30, 2026 and December 31, 2025, respectively, for which the Company has elected the FVO.
(4) Includes assets of $21.7 billion and $31.3 billion and liabilities of $14.3 billion and $23.7 billion at September 30, 2026 and December 31, 2025, respectively, which are attributable to consolidated VIEs. See Note 7 to these Condensed Consolidated Financial Statements for additional information.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited (In millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
INTEREST INCOME:
Loans	$2,429	$2,093	$6,413	$6,310
Interest-earning deposits	168	231	485	746
Interest and fees on federal funds sold and securities purchased under resale agreements or similar arrangements	328	414	931	1,313
Interest and dividends on investment securities	532	395	1,401	1,083
TOTAL INTEREST INCOME	3,457	3,133	9,230	9,452
INTEREST EXPENSE:
Deposits and other customer accounts	596	461	1,479	1,438
Interest expense on federal funds purchased and securities loaned or sold under repurchase agreements	460	568	1,312	1,719
Interest expense on trading liabilities	42	36	131	109
Borrowings and other debt obligations	451	549	1,383	1,727
TOTAL INTEREST EXPENSE	1,549	1,614	4,305	4,993
NET INTEREST INCOME	1,908	1,519	4,925	4,459
Credit loss expense	601	368	1,280	1,167
NET INTEREST INCOME AFTER CREDIT LOSS EXPENSE	1,307	1,151	3,645	3,292
NON-INTEREST INCOME:
Consumer and commercial fees	146	128	379	364
Capital markets and foreign exchange income	344	154	767	382
Lease income	260	395	866	1,279
Miscellaneous income, net (1)	107	144	408	483
TOTAL FEES AND OTHER INCOME	857	821	2,420	2,508
Securities (losses) / gains, net	(176)	53	(129)	115
TOTAL NON-INTEREST INCOME	681	874	2,291	2,623
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES:
Compensation and benefits	809	534	1,895	1,607
Occupancy and equipment expenses	179	168	502	525
Technology, outside service, and marketing expense	222	203	628	620
Lease expense	205	336	708	1,031
Other expenses	266	238	654	667
TOTAL GENERAL, ADMINISTRATIVE AND OTHER EXPENSES	1,681	1,479	4,387	4,450
INCOME BEFORE INCOME TAX	307	546	1,549	1,465
Income tax provision	62	90	305	145
NET INCOME	$245	$456	$1,244	$1,320
(1) Includes equity investment income/(expense), net.

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
Unaudited (In millions)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
NET INCOME	$245	$456	$1,244	$1,320
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized changes in cash flow hedge derivative financial instruments, net of tax	(157)	20	(235)	89
Net unrealized (losses) / gains on investment in debt securities, net of tax	(200)	42	(197)	16
Other	—	—	—	16
TOTAL OTHER COMPREHENSIVE (LOSS) / INCOME, NET OF TAX	(357)	62	(432)	121
COMPREHENSIVE (LOSS) / INCOME	$(112)	$518	$812	$1,441

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In millions)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2026	530	—	$17,277	$(608)	$(169)	$16,500	$2,000
Comprehensive (loss) / income	—	—	—	(357)	245	(112)	—
Contribution from parent (Note 1)	—	—	12,510	—	—	12,510	—
Dividends paid on preferred stock	—	—	—	—	(46)	(46)	—
Preferred stock activities (Note 11)	—	252	—	—	—	252	500
Stock compensation	—		(15)	—	—	(15)	—
Balance, September 30, 2026	530	$252	$29,772	$(965)	$30	$29,089	$2,500

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, July 1, 2025	530	—	$17,314	$(659)	$(167)	$16,488	$2,000
Comprehensive (loss) / income	—	—	—	62	456	518	—
Dividends declared and payable on preferred stock	—		—	—	(44)	(44)	—
Balance, September 30, 2025	530	$—	$17,314	$(597)	$245	$16,962	$2,000

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
Unaudited (In millions)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2026	530	$—	$17,307	$(533)	$(829)	$15,945	$2,000
Comprehensive (loss) / income	—	—	—	(432)	1,244	812	—
Contribution from parent (Note 1)	—	—	12,510	—	—	12,510	—
Dividends paid on common stock	—	—	—	—	(250)	(250)	—
Dividends paid on preferred stock	—	—	—	—	(135)	(135)	—
Preferred stock activities (Note 11)	—	252	—	—	—	252	500
Stock compensation	—		(45)	—	—	(45)	—
Balance, September 30, 2026	530	252	$29,772	$(965)	$30	$29,089	$2,500

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Loss, Net of Tax	(Accumulated Deficit) / Retained Earnings	Total Stockholder's Equity	Preferred Stock Mezzanine
Balance, January 1, 2025	530	$—	$17,336	$(718)	$(942)	$15,676	$2,000
Comprehensive income	—	—	—	121	1,320	1,441	—
Dividends paid on preferred stock	—	—	—	—	(89)	(89)	—
Dividends declared and payable on preferred stock	—	—	—	—	(44)	(44)
Stock compensation	—	—	(22)	—	—	(22)	—
Balance, September 30, 2025	530	$—	$17,314	$(597)	$245	$16,962	$2,000

See accompanying notes to the Unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited (In millions)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,244	$1,320
Adjustments to reconcile net income to net cash provided by operating activities:
Credit loss expense	1,280	1,167
Deferred tax expense / (benefit)	3	(142)
Depreciation, amortization and accretion	1,603	1,891
Net gain on sale or disposal of loans, investment securities, and other assets	165	(133)
Originations and purchases of LHFS	(7,160)	(4,721)
Proceeds from sales of and collections on LHFS	6,768	4,138
Net change in:
Trading securities and trading liabilities, net	(2,216)	(5,322)
Other assets	(1,535)	1
Other liabilities	1,314	714
Other operating activities, net	(1)	(7)
NET CASH PROVIDED BY / (USED IN) OPERATING ACTIVITIES	1,465	(1,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of AFS investment securities	8,774	300
Proceeds from prepayments and maturities of AFS investment securities	732	606
Purchases of AFS investment securities	(1,960)	(1,171)
Proceeds from prepayments and maturities of HTM investment securities	1,424	887
Purchases of HTM investment securities	(3,711)	(1,523)
Proceeds from sales and maturities of equity method and other investments	563	221
Purchases of and contributions to equity method and other investments	(1,181)	(525)
Net change in federal funds sold and securities purchased under resale agreements	(952)	(384)
Proceeds from sales of LHFI	561	223
Purchases of LHFI	(272)	(282)
Net change in loans other than purchases and sales	(4,177)	83
Purchases and originations of operating leases	(815)	(2,014)
Proceeds from the sale and termination of operating leases	2,494	2,827
Purchases and sales of premises, equipment, and real estate owned, net	(133)	(137)
Proceeds from sale of residual interest in VIE	—	96
Acquisition of interest in limited partnership	—	(802)
Other investing activities, net	114	24
NET CASH (USED IN) / PROVIDED BY INVESTING ACTIVITIES	1,461	(1,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(423)	(1,754)
Net change in short-term borrowings	(1,029)	831
Net proceeds from long-term borrowings	18,713	21,845
Repayments of long-term borrowings	(16,191)	(25,708)
Net change in federal funds purchased and securities loaned or sold under repurchase agreements	3,236	4,994
Dividends paid on common stock and preferred stock	(385)	(88)
Preferred stock offering	500	—
Contribution of cash from Parent	3,193	—
Other financing activities, net	(6)	16
NET CASH (USED IN) / PROVIDED BY FINANCING ACTIVITIES	7,608	136

NET CHANGE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	10,534	(2,529)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	19,696	23,576
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$30,230	$21,047

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

In addition to specialized consumer finance, the Company also attracts deposits and provides other retail banking services through its network of retail branches with locations in Connecticut, Delaware, Florida, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, and Rhode Island and originates small business, middle market, large and global commercial loans, multifamily loans, construction loans, residential mortgage loans and other consumer loans and leases throughout the United States, with a focus on the Mid-Atlantic and Northeastern regions. The Company also acquires deposits nationally through SBNA's online Openbank platform and offers healthcare financial services products through HSA Bank and Ametros. For large institutional investors, the Company provides structured products, emerging markets credit and U.S. investment grade credit, U.S. rates, short-term fixed-income, debt and equity capital markets, investment banking, exchange-traded derivatives, and cash equities, benefiting from a combination of Santander’s global reach and access to financial hubs together with extensive local market knowledge and regional expertise.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Acquisition of Webster Financial Corporation

On August 20, 2026, Santander completed the previously announced acquisition of Webster. Pursuant to the Transaction Agreement, Webster merged with and into Webster Virginia, with Webster Virginia continuing as the surviving corporation in such merger transaction, and, immediately afterwards, Santander acquired all outstanding shares of Webster Virginia common stock through a statutory share exchange.

Immediately after completing the acquisition of Webster, Santander contributed all outstanding shares of Webster Virginia common stock to SHUSA and Webster Virginia merged with and into SHUSA with SHUSA surviving the merger. Webster Bank also merged with and into SBNA, with SBNA surviving the merger.

In connection with the IHC Merger, the outstanding Webster Virginia Series F and Series G preferred shares were converted into preferred shares issued by SHUSA. Accordingly, following the IHC Merger, such preferred shares represent preferred equity issued directly by SHUSA.

As described above, Santander was the acquirer of Webster for accounting purposes. Immediately following the acquisition, Santander contributed its investment in Webster to SHUSA, a transaction between entities under common control. Accordingly, SHUSA recognized the assets and liabilities of Webster based on Santander’s carrying amounts immediately prior to the contribution, which reflect the acquisition date basis established by Santander under ASC Topic 805 Business Combinations. The fair value concepts applied are consistent with ASC Topic 820, Fair Value Measurement. Santander's acquisition date measurements remain preliminary and are subject to adjustment during the measurement period under ASC Topic 805, Business Combinations. Any measurement period adjustments recorded by Santander that affect the carrying basis of the assets and liabilities contributed to SHUSA will be reflected by SHUSA as appropriate.

Santander Acquisition Accounting and Basis Contributed to SHUSA

The following table presents Santander's acquisition date accounting that established the carrying basis of assets and liabilities subsequently contributed to SHUSA. The excess of Santander’s purchase price and noncontrolling interest obtained over the estimated fair value of net assets acquired and contributed to the Company has been recorded as goodwill.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

(in millions)
Consideration:
Common stock issued (329,846,439 shares)		$4,674
Common stock awards converted		10
Cash paid		7,826
Fair value of Santander's consideration		$12,510
Fair value of assets:
Cash and cash equivalents	$3,193
Investment securities	17,842
Loans held for investment, net	55,731
Other intangible assets	2,264
All other assets (includes $158 of deferred taxes on purchase accounting fair value adjustments)	3,471
Total assets acquired	$82,501
Fair value of liabilities:
Deposits and other customer accounts	$70,718
Federal funds purchased and securities loaned or sold under repurchase agreements	94
Borrowings and other debt obligations	4,285
Accounts payable, accrued expenses, and other liabilities	1,120
Total liabilities acquired	$76,217

Less: Fair value of net assets acquired		$6,284
Plus: Preferred stock acquired (1)		$252
Goodwill resulting from Santander's acquisition		$6,478
(1) Represents fair value of non-controlling interest preferred stock for Santander recorded as equity for SHUSA.

As part of the common control contribution, SHUSA recognized Santander's $6.5 billion preliminary carrying amount of goodwill, none of which is anticipated to be deductible for tax purposes. The goodwill recognized is primarily attributable to expanded market presence, expected synergies, operational efficiencies, revenue opportunities, and other strategic benefits, none of which qualify for separate recognition as identifiable intangible assets. Refer to Note 5 to this Quarterly Report on Form 10-Q for information regarding the allocation of goodwill to the Company’s reportable segments as a result of the acquisition, as well as the carrying amounts and amortization of core deposit and other intangible assets.

The following is a description of the methods used to determine the estimated fair values of significant assets and liabilities:

•Cash and cash equivalents – Based on the short-term nature of these assets, carrying amounts were used as a reasonable estimate of fair value.

•Investment securities – The fair value of investment securities was estimated based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market. In the absence of observable inputs, fair value was estimated based on pricing models and/or DCF methodologies utilizing a current market rate of interest for similar types of securities.

•Loans held for investment, net – Fair values for acquired loans and leases were estimated using DCF methodologies that considered factors including the type of loan or lease and related collateral, classification status, fixed or variable interest rate characteristics, remaining contractual term, amortization status, credit quality indicators, and current market discount rates. Loans and leases with similar risk and cash flow characteristics were grouped into pools when determining certain assumptions and applying valuation techniques.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Expected cash flows were developed using assumptions that reflected the contractual terms of the instruments and management's estimates of prepayments, default rates, loss severity, and other factors a market participant would consider in estimating future cash flows. Discount rates were based on current market rates for comparable loan and lease originations and a market participant's required rate of return for similar assets, including adjustments for liquidity and other market factors. Credit-related assumptions were reflected in the estimated cash flows as a separate component of the discount rate.

The initial amortized cost basis of acquired loans and leases also included the initial ACL amount for instruments designated as PCD or PSL, as further discussed in “Updates to Accounting Policies” below.

▪Other intangible assets- Intangible assets primarily consist of CDI which represents the value of relationships with deposit customers and the low cost of funding that acquired deposits provide relative to the Company’s marginal cost of funds. The fair value was estimated based on a DCF methodology that considered customer attrition rates, net maintenance cost of the deposit base, the alternative cost of funds and the interest costs associated with customer deposits. The core deposit intangible and other intangible assets are being amortized on an accelerated basis over its estimated useful life as follows:

(dollars in millions)	Amount	Selected Useful Life
Identified intangible assets:
Core deposit intangibles - consumer and commercial	$1,441	7-11 years
Core deposit intangibles - health savings accounts	517	8 years
Core deposit intangibles - workers comp administration funds	234	16 years
Customer relationships and other intangibles(1)	72	10 years
	$2,264
(1) Includes $10 million of trade names which are indefinite-lived.

•Deposits - The fair values for time deposits were estimated using a DCF methodology whereby the contractual remaining cash flows were discounted using market rates currently being offered for time deposits of similar maturities. For all other deposits, carrying amounts approximate fair value.

•Borrowings and other debt obligations - The fair values of long-term debt instruments were estimated based on quoted market prices for identical or similar instruments, if available, or by using DCF analyses based on current incremental borrowing rates for similar types of instruments.

•Preferred stock - The fair value of preferred stock on the acquisition date was recorded using the quoted price of Webster's publicly traded preferred shares as of the acquisition date.

Transaction costs associated with the Webster transaction were expensed as incurred by Santander and not charged to the Company.

Unaudited Pro Forma Information

The following unaudited pro forma information presents combined results of operations as if the contribution had occurred on January 1, 2025:

(in millions)	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net interest income	$2,266	$2,215	$6,660	$6,518
Non-interest income	740	975	2,559	2,911
Net income	248	705	1,721	2,033

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The pro forma condensed combined financial information includes adjustments primarily due to loan accretion and amortization of CDI directly attributable to the contribution of Webster to SHUSA, is presented for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been achieved had the transaction been completed on the dates indicated, nor is it indicative of future results or financial position of the Company following the transaction.

Due to the ongoing integration and streamlining of Webster's operations into those of the Company since August 20, 2026, historical reporting for revenue and earnings attributable to Webster after August 20, 2026, is impracticable, and thus disclosures of Webster's revenue and earnings that are included in the accompanying Condensed Consolidated Income Statements for the three months and nine months ended September 30, 2026 are impracticable.

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

Certain prior-period amounts have been reclassified to conform to the current period presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations. In the third quarter of 2026, the Company changed its presentation of dollar amounts to the nearest whole number in millions, except as otherwise designated. The change has been applied to all prior-period amounts presented. Certain previously reported amounts were adjusted due to rounding differences which were not significant to the overall presentation.

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

Updates to Accounting Policies

In conjunction with the December 31, 2025 adoption of ASU 2025-08 Financial Instruments – Credit Losses (Topic 326): Purchased Loans, and the acquisition of Webster on August 20, 2026, the Company has updated its accounting policy for loans and leases as described below. Refer to Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for discussion of the accounting and reporting policies related to purchased loans for periods prior to January 1, 2026.

LHFI

Loans and leases acquired through a business combination or purchase are initially evaluated for classification as PCDs. Acquired loans and leases are classified as PCDs when there is evidence of more than insignificant deterioration in credit quality since origination. Purchased loans that do not meet the criteria to be classified as PCDs are evaluated to determine whether they qualify as PSLs. Loans are considered PSLs if they are acquired at least 90 days after origination and the Company was not involved in the origination of the loan. Loans acquired in a business combination are automatically deemed PSLs. Excluded from the scope of PSLs are credit cards, debt securities, contract assets, trade receivables and leases.

NOTE 1. DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

At acquisition, PCDs and PSLs are accounted for under the gross-up approach, which includes recognizing an allowance and an offsetting entry as an addition to the fair value of loans, resulting in an initial amortized cost basis in an amount equal to the sum of the purchase price plus the ACL. The difference, if any, between the amortized cost basis (as adjusted for expected credit losses) and the unpaid principal balance is recognized as a noncredit discount or premium and accreted or amortized into interest income over the life of the loan as an adjustment to yield.

For acquired loans and finance leases that do not qualify as PCDs or PSLs, the Company will record an ACL and provision for credit losses at acquisition reflective of credit losses expected to be incurred over the remaining contractual life of the acquired loans.

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

NOTE 2. INVESTMENT SECURITIES

Summary of Investments in Debt Securities - AFS and HTM

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities AFS at the dates indicated:

	September 30, 2026				December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$227	$—	$(1)	$226	$700	$6	$—	$706
Corporate debt securities	9	—	—	9	—	—	—	—
ABS	2,040	1	(4)	2,037	948	—	(3)	945
Beneficial interest in Structured LLC (1)	1,043	—	(30)	1,013	1,070	27	—	1,097
MBS:
GNMA - Residential	4,251	—	(381)	3,870	2,636	—	(254)	2,382
GNMA - Commercial	600	—	(163)	437	622	—	(143)	479
FHLMC and FNMA - Residential	2,354	—	(358)	1,996	1,925	—	(288)	1,637
FHLMC and FNMA - Commercial	77	—	(2)	75	82	—	—	82
Unallocated fair value hedge basis adjustment (2)	(95)	—	95	—	(27)	—	27	—
Total investments in debt securities AFS	$10,506	$1	$(844)	$9,663	$7,956	$33	$(661)	$7,328
(1) Represents a 20 percent interest in the Structured LLC to hold and service a pool of multi-family loans.
(2) The Company has entered into fair value hedges of portions of a closed portfolio of AFS debt securities, using the portfolio layer method. Refer to Note 13 for additional information.

The following table presents the amortized cost, gross unrealized gains and losses and approximate fair values of investments in debt securities HTM at the dates indicated:

	September 30, 2026				December 31, 2025
(in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
U.S. Treasury securities	$1,788	$—	$(17)	$1,771	$2,080	$8	$—	$2,088
ABS and other interests in structured securities	1,942	2	(15)	1,929	2,020	13	(2)	2,031
MBS:
GNMA - Residential	4,544	—	(531)	4,013	3,106	4	(402)	2,708
GNMA - Commercial	9,551	135	(1,181)	8,505	4,525	—	(888)	3,637
FHLMC and FNMA - Residential	3,882	1	(215)	3,668	1,434	3	(77)	1,360
FHLMC and FNMA - Commercial debt securities	877	—	(31)	846	47	—	—	47
Total investments in debt securities HTM	$22,584	$138	$(1,990)	$20,732	$13,212	$28	$(1,369)	$11,871

Upon consummation of the Transaction Agreement, the Company evaluated the acquired investment securities and classified them in accordance with the Company's accounting policies and based on the Company's intent and ability to hold the securities.

NOTE 2. INVESTMENT SECURITIES (continued)

The following table presents the carrying value of the Company's investment securities pledged as collateral:

(in millions)	September 30, 2026	December 31, 2025
Pledged against public fund deposits	$6,387	$2,267
Pledged against borrowing capacity with the FRB	3,611	4,270
Pledged against repurchase agreements and supported hedging relationships, recourse on loans, and other agreements	551	336
Pledged against borrowing capacity with the FHLB	4,556	4,428
Total collateral pledged	$15,105	$11,301

At September 30, 2026 and December 31, 2025, the Company had $246 million and $158 million, respectively, of accrued interest related to investment securities which is included in the Other assets line of the Company's Condensed Consolidated Balance Sheets. No accrued interest related to investment securities was written off during the periods ended September 30, 2026 or December 31, 2025.

Contractual Maturity of Investments in Debt Securities

Contractual maturities of the Company’s investments in debt securities AFS at September 30, 2026 were as follows:

(in millions)	Amortized Cost(1)	Fair Value
Due within one year	$32	$32
Due after 1 year but within 5 years	316	310
Due after 5 years but within 10 years	791	780
Due after 10 years	9,462	8,541
Total	$10,601	$9,663
(1) Does not include unallocated fair value hedge basis adjustment.

NOTE 2. INVESTMENT SECURITIES (continued)

Contractual maturities(1) of the Company’s investments in debt securities HTM at September 30, 2026 were as follows:

(in millions)	Amortized Cost	Fair Value
Due within one year	$916	$915
Due after 1 year but within 5 years	1,292	1,270
Due after 5 years but within 10 years	1,147	1,123
Due after 10 years	19,229	17,424
Total	$22,584	$20,732
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

Gross Unrealized Loss and Fair Value of Investments in Debt Securities AFS and HTM

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s AFS investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$226	$(1)	$—	$—	$—	$—	$—	$—
Corporate debt securities	9	—	—	—	—	—	—	—
ABS	946	(2)	369	(2)	434	(1)	190	(2)
Beneficial Interest in Structured LLC (1)	977	(30)	—	—	—	—	—	—
MBS:
GNMA - Residential	1,262	(29)	2,035	(352)	25	—	2,346	(254)
GNMA - Commercial	—	—	437	(163)	—	—	479	(143)
FHLMC and FNMA - Residential	245	(6)	1,426	(352)	—	—	1,623	(288)
FHLMC and FNMA - Commercial	—	—	76	(2)	—	—	81	—
Total investments in debt securities AFS (2)	$3,665	$(68)	$4,343	$(871)	$459	$(1)	$4,719	$(687)
(1) Represents a 20 percent interest in the Structured LLC to hold and service a pool of multi-family loans.
(2) Does not include unallocated fair value hedge basis adjustment.

The following table presents the aggregate amount of unrealized losses on debt securities in the Company’s HTM investment portfolios classified according to the amount of time those securities have been in a continuous loss position as of the dates indicated:

	September 30, 2026				December 31, 2025
	Less than 12 months		12 months or longer		Less than 12 months		12 months or longer
(in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury securities	$1,771	$(17)	$—	$—	$305	$—	$—	$—
ABS and other interests in structured securities	911	(14)	35	(1)	262	(2)	5	—
MBS:
GNMA - Residential	2,043	(41)	1,637	(490)	74	—	1,858	(402)
GNMA - Commercial	2,658	(128)	3,256	(1,053)	21	(1)	3,588	(887)
FHLMC and FNMA - Residential	2,442	(90)	907	(125)	22	—	1,043	(77)
FHLMC and FNMA - Commercial	846	(31)	—	—	47	—	—	—
Total investments in debt securities HTM	$10,671	$(321)	$5,835	$(1,669)	$731	$(3)	$6,494	$(1,366)

NOTE 2. INVESTMENT SECURITIES (continued)

Allowance for credit-related losses on AFS and HTM securities

As discussed in Note 1 to the Company's Annual Report on Form 10-K for 2025, securities for which management expects risk of nonpayment of the amortized cost basis is zero do not have a reserve. Management has performed a review of securities that do not qualify for the zero credit loss expectation exception and concluded that the unrealized losses are not credit-related. As a result, the Company did not record an allowance for credit-related losses on AFS or HTM securities at September 30, 2026 or December 31, 2025.

Gains (Losses) on Investment and Trading Securities

The realized gains and losses from investment and trading securities were as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
AFS debt and other securities:
Gross realized gains	$3	$—	$5	$—
Gross realized losses	(150)	—	(150)	—
Net realized losses on AFS and other securities	$(147)	$—	$(145)	$—
Total trading securities gains / (losses)	(17)	53	—	115
Total equity securities gains / (losses)	(12)	—	16	—
Securities gains / (losses), net	$(176)	$53	$(129)	$115

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

Trading Securities

At September 30, 2026 and December 31, 2025, the Company held $17.8 billion and $15.6 billion, respectively, of trading securities. Gains and losses on trading securities are recorded within Securities gains / (losses), net on the Company's Condensed Consolidated Statements of Operations. For the three months and nine months ended September 30, 2026, the Company recognized $249 million and $721 million, respectively, of interest income on trading accounts. For the three months and nine months ended September 30, 2025, the Company recognized $210 million and $567 million, respectively, of interest income on trading accounts. At September 30, 2026 and December 31, 2025, the Company had $17.0 billion and $15.3 billion, respectively, of assets classified as trading securities pledged as collateral to counterparties that have the right to repledge these securities.

Other Investments

Other investments consisted of the following as of the dates indicated:

(in millions)	September 30, 2026	December 31, 2025
FHLB and FRB stock	$1,067	$508
LIHTC investments	1,886	1,034
Equity securities (1)	1,034	1,020
Interest-bearing deposits with an affiliate bank (2)	5	5
Total	$3,992	$2,567
(1)    Includes $6 million and $4 million of retained interests in structured entities related to off-balance sheet securitizations and $97 million and $23 million of equity securities accounted for at cost less impairment as of September 30, 2026 and December 31, 2025, respectively.
(2)     Interest-bearing deposits include deposits maturing in more than 90 days with Santander affiliates that are not consolidated.

NOTE 2. INVESTMENT SECURITIES (continued)

The Company's FHLB and FRB stock purchases and redemptions were as follows for the period indicated below. There were no gains or losses associated with these redemptions.

(in millions)	Three months ended September 30, 2026	Nine months ended September 30, 2026
FHLB stock purchased at par	$392	$424
FHLB stock redeemed at par	182	264
FRB stock purchased at par	238	254
FRB stock redeemed at par	—	5

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Loan and Lease Portfolio Composition

The Company's LHFI are generally reported at their outstanding principal balances net of any cumulative charge-offs, unamortized deferred fees and costs and unamortized premiums or discounts. Certain LHFI are accounted for at fair value under the FVO. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These pledged loans totaled $70.1 billion at September 30, 2026 and $50.1 billion at December 31, 2025.

LHFS includes loans the Company has the intent to sell or securitize in an off-balance sheet securitization and loans that the Company no longer intends to hold to maturity or for the foreseeable future. For a discussion on the composition and valuation of LHFS at fair value, see Note 14 to these Condensed Consolidated Financial Statements.

At September 30, 2026 and December 31, 2025, accrued interest receivable on the Company's loans was $833 million and $588 million, respectively.

The following presents the composition of loans and leases HFI by portfolio and by rate type as of the dates indicated:

	September 30, 2026	December 31, 2025
(dollars in millions)	Amount	Amount
Commercial LHFI:
CRE loans	$22,957	$8,136
C&I loans	32,173	7,821
Multifamily loans	16,936	9,602
Other commercial	9,908	8,249
Total commercial LHFI	$81,974	$33,808
Consumer loans secured by real estate:
Residential mortgages	12,387	4,039
Home equity loans and lines of credit	2,810	1,797
Total consumer loans secured by real estate	$15,197	$5,836
Consumer loans not secured by real estate:
RICs and auto loans	44,034	42,736
Personal unsecured loans	506	493
Other consumer	44	18
Total consumer loans	$59,781	$49,083
Total LHFI (1)	$141,755	$82,891
Fixed rate	$83,794	$59,079
Variable rate	57,961	23,812
Total LHFI (1)	$141,755	$82,891
(1)     Total LHFI includes unamortized deferred loan fees and origination costs and unamortized purchase premiums, and discounts. These items resulted in a net negative adjustment to the loan balances of $865 million and a positive adjustment of $607 million as of September 30, 2026 and December 31, 2025, respectively. Total LHFI is also shown net of cumulative partial charge offs.

On July 20, 2026, the Company sold approximately $124 million of non-performing auto loans classified as HFS at June 30, 2026 to an unaffiliated third party, resulting in a reduction to the ACL of approximately $31 million ACL release, offset by a loss on sale of loans of approximately $24 million in the second quarter of 2026. On September 24, 2026, the Company sold approximately $294 million of personal unsecured loans to an unaffiliated third party, resulting in a loss on sale of loans of approximately $21 million, offset by a reduction to the ACL of approximately $19 million in the third quarter of 2026.

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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment

The ACL is comprised of the ALLL and the reserve for unfunded lending commitments. The activity in the ACL by portfolio segment was as follows for the periods indicated:

	Three months ended September 30, 2026			Three months ended September 30, 2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$461	$5,358	$5,819	$523	$5,834	$6,357
Day 1 allowance on purchased loans at acquisition (1)	770	86	856	—	—	—
Credit loss expense/(benefit)	70	500	570	(7)	379	372
Charge-offs	(62)	(1,136)	(1,198)	(37)	(1,163)	(1,200)
Recoveries	9	641	650	11	609	620
Charge-offs, net of recoveries	$(53)	$(495)	$(548)	$(26)	$(554)	$(580)
ALLL, end of period	$1,248	$5,449	$6,697	$490	$5,659	$6,149

Reserve for unfunded lending commitments, beginning of period	$25	$9	$34	$43	$11	$54
Credit loss (benefit) on unfunded lending commitments	31	—	31	(3)	(1)	(4)
Reserve for unfunded lending commitments, end of period	$56	$9	$65	$40	$10	$50
Total ACL, end of period	$1,304	$5,458	$6,762	$530	$5,669	$6,199

	Nine months ended September 30, 2026			Nine months ended September 30, 2025
(in millions)	Commercial	Consumer	Total	Commercial	Consumer	Total
ALLL, beginning of period	$472	$5,528	$6,000	$566	$5,996	$6,562
Day 1 allowance on purchased loans at acquisition (1) (2)	770	125	895	—	—	—
Credit loss expense / (benefit)	93	1,175	1,268	3	1,162	1,165
Charge-offs	(112)	(3,323)	(3,435)	(118)	(3,359)	(3,477)
Recoveries	25	1,944	1,969	39	1,860	1,899
Charge-offs, net of recoveries	$(87)	$(1,379)	$(1,466)	$(79)	$(1,499)	$(1,578)
ALLL, end of period	$1,248	$5,449	$6,697	$490	$5,659	$6,149

Reserve for unfunded lending commitments, beginning of period	$43	$10	$53	$46	$2	$48
Credit loss expense/ (benefit) on unfunded lending commitments	13	(1)	12	(6)	8	2
Reserve for unfunded lending commitments, end of period	$56	$9	$65	$40	$10	$50
Total ACL, end of period	$1,304	$5,458	$6,762	$530	$5,669	$6,199
(1) Purchased loans comprise PSL and PCD loans. (2) Includes Day 1 allowance repurchase of previously securitized loans during the first quarter of 2026.

PCD and PSL Loans

During the nine-month period ended September 30, 2026, the Company completed a clean-up call of an existing off-balance sheet securitization, which resulted in the repurchase of approximately $205 million of gross RICs for which a total reserve of $39 million was recorded at the acquisition date. The clean-up call included the purchase of approximately $23 million in PCD loans for which a reserve of $10 million was recorded at the acquisition date.

In addition, the following table presents the carrying value of PCD and PSL loans resulting from the Webster transaction at acquisition date:

(in millions)	PCD	PSL	Total
UPB (1)	$2,371	$55,663	$58,034
Noncredit discount (premium)	112	1,335	1,447
Amortized cost basis, excluding allowance	2,259	54,328	56,587
ACL at acquisition(1)	323	533	856
Amortized cost basis, net of allowance	1,936	53,795	55,731
(1) UPB and ACL at acquisition do not include amounts charged off by Webster prior to the acquisition of $229 million.

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

The Company generally uses a third-party vendor's consensus baseline macroeconomic scenario for the quantitative estimate and additional positive and negative macroeconomic scenarios to make qualitative adjustments for macroeconomic uncertainty and considers adjustments to macroeconomic inputs and outputs based on market volatility. The baseline scenario was based on the latest consensus forecasts available, which assume an increasing unemployment rate (which is a key driver of losses) and other macroeconomic uncertainties due to tariffs and other trade policies of the U.S. and its global trading partners. Additional downward risks continue to exist due to uncertainties related to increasing consumer indebtedness, restricted job growth undermining consumer spending and growth, broader global trade dynamics, ongoing geopolitical tensions and conflicts that may affect economic activity, consumer confidence, financial markets and energy prices and inflationary challenges. The Company's scenario framework incorporates a range of economic outcomes, including downside scenarios, to capture uncertainty associated with evolving macroeconomic and geopolitical conditions. Using the weighted average of a range of economic forecast scenarios, we estimated at September 30, 2026 that the unemployment rate is expected to be approximately 4.6% at the end of 2026. In comparison, at December 31, 2025, management estimated the unemployment rate to be 5.5% at the end of 2026. Additionally, the weighted used vehicle index, where a higher number corresponds to a higher used car price at auction, was estimated at September 30, 2026 to be approximately 211 at the end of 2026, compared to our estimate at December 31, 2025 to be approximately 215 at the end of 2026. The scenarios used by the Company are periodically reassessed over a reasonable and supportable time horizon, with weightings assigned by management and approved through the established governance process.

The Company's ACL was $6.8 billion at September 30, 2026, a net increase of $709 million from December 31, 2025. The increase in the ACL was primarily attributable to the acquisition of Webster as disclosed in Note 1. The ACL for the consumer portfolio segment decreased by $80 million primarily attributable to changes in portfolio composition in RIC and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the commercial portfolio segment increased by $789 million at September 30, 2026, compared to December 31, 2025 mainly due to acquisition of Webster.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The amortized cost basis of financing receivables that are non-accrual and other non-performing assets disaggregated by class of financing receivables (as well as the amount of non-accrual loans for which no related allowance is recorded) are as follows at the dates indicated:

	Non-accrual loans and other non-performing assets as of:(1)		Non-accrual loans with no related allowance
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Non-accrual loans:
Commercial:
CRE	$330	$188	$144	$79
C&I	517	48	87	26
Multifamily	507	310	245	89
Other commercial	6	4	—	—
Total commercial loans	$1,360	$550	$476	$194
Consumer:
Residential mortgages	65	59	10	1
Home equity loans and lines of credit	57	57	18	11
RICs and auto loans	2,364	2,683	170	168
Other consumer	8	19	—	—
Total consumer loans	$2,494	$2,818	$198	$180
Total non-accrual loans	$3,854	$3,368	$674	$374

OREO	22	42	—	—
Repossessed vehicles	241	250	—	—
Foreclosed and other repossessed assets	2	1	—	—
Total OREO and other repossessed assets	$265	$293	$—	$—
Total non-performing assets	$4,119	$3,661	$674	$374
(1) Interest income recognized on a cash basis on nonaccrual loans was $81 million and $248 million for the three months and nine months ended September 30, 2026, respectively, and $77 million and $212 million for the three months and nine months ended September 30, 2025, respectively.

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

The amortized cost of past due loans and accruing loans 90 days or greater past due disaggregated by class of financing receivables is summarized as follows at the dates indicated:

As of:	September 30, 2026
(in millions)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Amortized Cost > 90 Days and Accruing
Commercial:
CRE (1)	$182	$185	$367	$22,915	$23,282	$—
C&I (2)	62	155	217	32,103	32,320	—
Multifamily(4)	80	252	332	16,619	16,951	—
Other commercial	40	7	47	9,861	9,908	3
Consumer:
Residential mortgages (3)	105	61	166	13,707	13,873	—
Home equity loans and lines of credit	31	45	76	2,734	2,810	—
RICs and auto loans	5,780	528	6,308	37,726	44,034	—
Personal unsecured loans	10	9	19	487	506	8
Other consumer	3	—	3	41	44	—
Total	$6,293	$1,242	$7,535	$136,193	$143,728	$11
(1) CRE loans include $325 million of LHFS at September 30, 2026.
(2) C&I loans include $147 million of LHFS at September 30, 2026.
(3) Residential mortgages include $1.5 billion of LHFS at September 30, 2026.
(4) Multifamily loans include $15 million of LHFS at September 30, 2026.

As of:	December 31, 2025
(in millions)	30-89 Days Past Due	90 Days or Greater	Total Past Due	Current	Total Financing Receivables	Recorded Investment > 90 Days and Accruing
Commercial:
CRE(1)	$53	$107	$160	$8,208	$8,368	$—
C&I (2)	64	13	77	7,885	7,962	—
Multifamily	74	159	233	9,369	9,602	—
Other commercial	66	3	69	8,180	8,249	—
Consumer:
Residential mortgages (3)	78	59	137	5,115	5,252	—
Home equity loans and lines of credit	28	46	74	1,723	1,797	—
RICs and auto loans	6,072	673	6,745	35,991	42,736	—
Personal unsecured loans	22	18	40	452	492	9
Other consumer	1	—	1	18	19	—
Total	$6,458	$1,078	$7,536	$76,941	$84,477	$9
(1)CRE loans include $232 million of LHFS at December 31, 2025.
(2)C&I loans included $141 million of LHFS at December 31, 2025.
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

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Each commercial loan is evaluated to determine its risk rating at least annually. The indicators represent the rating for loans as of the date presented based on the most recent assessment performed. Amortized cost basis of loans in the commercial portfolio segment by credit quality indicator, class of financing receivable, and year of origination are summarized as follows:

September 30, 2026	Commercial Loan Portfolio (2)
(dollars in millions)	Amortized Cost by Origination Year
Regulatory Rating:	2026(1)	2025	2024	2023	2022	Prior	Total
CRE
Pass	$3,485	$4,003	$3,118	$2,506	$3,032	$4,763	$20,907
Special mention	76	22	64	176	494	37	869
Substandard	1	12	55	190	509	739	1,506
Total CRE	$3,562	$4,037	$3,237	$2,872	$4,035	$5,539	$23,282
Current period gross write-offs - CRE	$—	$—	$—	$2	$—	$3	$5
C&I
Pass	$9,490	$5,640	$3,863	$2,183	$2,416	$5,532	$29,124
Special mention	6	46	46	61	189	220	568
Substandard	33	124	127	254	651	673	1,862
N/A(3)	165	273	189	78	48	13	766
Total C&I	$9,694	$6,083	$4,225	$2,576	$3,304	$6,438	$32,320
Current period gross write-offs - C&I	$1	$8	$12	$7	$8	$20	$56
Multifamily
Pass	$1,892	$1,549	$663	$1,598	$3,756	$5,438	$14,896
Special mention	—	54	33	77	114	114	392
Substandard	—	14	2	261	617	769	1,663
Total multifamily	$1,892	$1,617	$698	$1,936	$4,487	$6,321	$16,951
Current period gross write-offs - Multifamily	$—	$—	$—	$8	$—	$37	$45
Remaining commercial
Pass	$4,263	$2,144	$1,293	$603	$582	$949	$9,834
Special mention	—	6	11	6	2	1	26
Substandard	3	8	3	10	18	6	48
Total remaining commercial	$4,266	$2,158	$1,307	$619	$602	$956	$9,908
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$6	$6
Total commercial loans
Pass	$19,130	$13,336	$8,937	$6,890	$9,786	$16,682	$74,761
Special mention	82	128	154	320	799	372	1,855
Substandard	37	158	187	715	1,795	2,187	5,079
N/A(3)	165	273	189	78	48	13	766
Total commercial loans	$19,414	$13,895	$9,467	$8,003	$12,428	$19,254	$82,461
Current period gross write-offs - Total commercial	$1	$8	$12	$17	$8	$66	$112
(1)Loans originated during the nine months ended September 30, 2026.
(2)Includes $487 million of LHFS at September 30, 2026.
(3)Not subject to internal risk rating process.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2025	Commercial Loan Portfolio (2)
(dollars in millions)	Amortized Cost by Origination Year
Regulatory Rating:	2025(1)	2024	2023	2022	2021	Prior	Total
CRE
Pass	$593	$1,033	$1,292	$1,602	$513	$1,168	$6,201
Special mention	10	—	157	770	193	199	1,329
Substandard	—	—	28	387	102	289	806
Doubtful	—	—	—	—	—	32	32
Total CRE	$603	$1,033	$1,477	$2,759	$808	$1,688	$8,368
Current period gross write-offs - CRE	$—	$—	$—	$—	$9	$49	$58
C&I
Pass	$777	$903	$465	$1,031	$556	$2,335	$6,067
Special mention	64	20	90	42	99	168	483
Substandard	—	45	68	109	77	255	554
N/A(3)	352	262	119	90	30	5	858
Total C&I	$1,193	$1,230	$742	$1,272	$762	$2,763	$7,962
Current period gross write-offs - C&I	$3	$14	$13	$14	$5	$15	$64
Multifamily
Pass	$832	$63	$488	$2,944	$1,385	$2,299	$8,011
Special mention	—	—	139	126	61	127	453
Substandard	—	—	120	411	223	384	1,138
Total multifamily	$832	$63	$747	$3,481	$1,669	$2,810	$9,602
Current period gross write-offs - Multifamily	$—	$—	$—	$3	$1	$11	$15
Remaining commercial
Pass	$4,278	$1,341	$788	$625	$341	$872	$8,245
Substandard	—	1	—	1	1	1	4
Total remaining commercial	$4,278	$1,342	$788	$626	$342	$873	$8,249
Current period gross write-offs - Remaining commercial	$—	$—	$—	$—	$—	$7	$7
Total commercial loans
Pass	$6,480	$3,340	$3,033	$6,202	$2,795	$6,674	$28,524
Special mention	74	20	386	938	353	494	2,265
Substandard	—	46	216	908	403	929	2,502
Doubtful	—	—	—	—	—	32	32
N/A(3)	352	262	119	90	30	5	858
Total commercial loans	$6,906	$3,668	$3,754	$8,138	$3,581	$8,134	$34,181
Current period gross write-offs - Total commercial	$3	$14	$13	$17	$15	$82	$144
(1)Loans originated during the year ended December 31, 2025.
(2)Includes $373 million of LHFS at December 31, 2025.
(3)Not subject to internal risk rating process.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which either an internal or external credit score is a core component of the allowance model are summarized by credit score determined at origination as follows:

RICs and Auto Loans

As of September 30, 2026	RICs and auto loans
(dollars in millions)	Amortized Cost by Origination Year (3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$1,187	$846	$500	$215	$137	$52	$2,937	6.7%
<600	5,854	4,947	2,991	1,578	892	424	16,686	37.8%
600-639	2,452	2,380	1,684	903	536	194	8,149	18.5%
640-679	1,369	1,370	1,193	570	340	114	4,956	11.3%
680-719	940	822	802	425	233	119	3,341	7.6%
720-759	580	458	524	277	169	109	2,117	4.8%
>=760	2,514	1,073	1,249	430	333	249	5,848	13.3%
Total	$14,896	$11,896	$8,943	$4,398	$2,640	$1,261	$44,034	100.0%
Current period gross write-offs - RICs and auto loans	$156	$1,095	$951	$573	$325	$162	$3,262
(1)    Loans originated during the nine months ended September 30, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	RICs and auto loans
(dollars in millions)	Amortized Cost by Origination Year (3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$1,295	$787	$338	$238	$88	$44	$2,790	6.5%
<600	6,495	4,231	2,372	1,493	614	348	15,553	36.4%
600-639	3,189	2,411	1,374	900	303	126	8,303	19.4%
640-679	1,867	1,711	864	571	176	70	5,259	12.3%
680-719	1,130	1,148	645	395	172	85	3,575	8.4%
720-759	616	739	418	293	166	75	2,307	5.4%
>=760	1,364	1,707	666	616	436	160	4,949	11.6%
Total	$15,956	$12,734	$6,677	$4,506	$1,955	$908	$42,736	100.0%
Current period gross write-offs - RICs and auto loans	$436	$1,606	$1,143	$776	$271	$164	$4,396
(1)    Loans originated during the year ended December 31, 2025.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Personal Unsecured Loans

As of September 30, 2026	Personal Unsecured loans
(dollars in millions)	Amortized Cost by Origination Year(3)
Credit Score Range	2026(1)	2025	2024	2023	2022	Prior	Total	Percent
No FICO (2)	$24	$3	$4	$1	$—	$2	$34	6.7%
<600	—	—	—	—	—	4	4	0.8%
600-639	1	1	1	1	1	4	9	1.8%
640-679	3	4	4	5	5	28	49	9.7%
680-719	6	11	11	14	12	59	113	22.3%
720-759	10	15	13	15	16	60	129	25.5%
>=760	18	22	17	16	16	79	168	33.2%
Total	$62	$56	$50	$52	$50	$236	$506	100.0%
Current period gross write-offs - personal unsecured loans	$—	$7	$13	$13	$7	$10	$50
(1)    Loans originated during the nine months ended September 30, 2026.
(2)     Consists primarily of loans for which credit scores are not available or are not considered in the ALLL model.
(3)    Excludes LHFS.

As of December 31, 2025	Personal Unsecured loans
(dollars in millions)	Amortized Cost by Origination Year(3)
Credit Score Range	2025(1)	2024	2023	2022	2021	Prior	Total	Percent
No FICO (2)	$13	$—	$—	$—	$—	$—	$13	2.6%
<600	—	—	—	—	—	3	3	0.6%
600-639	1	1	1	1	—	5	9	1.8%
640-679	3	5	7	7	2	27	51	10.4%
680-719	11	16	20	16	5	57	125	25.4%
720-759	16	17	21	22	7	57	140	28.5%
>=760	26	20	17	19	7	62	151	30.6%
Total	$70	$59	$66	$65	$21	$211	$492	100.0%
Current period gross write-offs - personal unsecured loans	$7	$38	$68	$31	$6	$15	$165
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

Residential mortgage and home equity financing receivables by LTV and FICO range are summarized as follows:

As of September 30, 2026	Amortized Cost by Origination Year (3)
(in millions)
Residential mortgages	2026	2025	2024	2023	2022	Prior	Grand Total	Revolving Loans
LTV ratios (2)
No LTV available (1)	$—	$—	$—	$5	$74	$252	$331	$—
<= 70%	176	362	199	85	500	4,729	6,051	—
70.01% - 110%	587	1,024	719	420	1,097	2,157	6,004	—
Greater than 110%	—	—	—	—	—	1	1	—
Total residential mortgages	$763	$1,386	$918	$510	$1,671	$7,139	$12,387	$—

FICO scores
No FICO score available	$—	$—	$—	$5	$74	$251	$330	$—
<600	—	—	—	—	12	174	186	—
600-679	2	4	2	4	28	384	424	—
680-759	201	331	248	157	521	2,075	3,533	—
>=760	560	1,051	668	344	1,036	4,255	7,914	—
Total residential mortgages	$763	$1,386	$918	$510	$1,671	$7,139	$12,387	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$2	$2

Home equity
LTV ratios
No LTV available (1)	$1	$3	$2	$3	$3	$89	$101	$69
<= 70%	62	92	75	81	127	1,762	2,199	1,933
70.01% - 110%	19	40	34	43	87	284	507	408
Greater than 110%	—	—	—	—	—	3	3	3
Total home equity	$82	$135	$111	$127	$217	$2,138	$2,810	$2,413

FICO scores
No FICO score available	$—	$1	$—	$—	$1	$41	$43	$25
<600	—	—	—	—	1	109	110	98
600-679	3	5	6	6	7	220	247	218
680-759	29	48	46	49	75	694	941	797
>=760	50	81	59	72	133	1,074	1,469	1,275
Total home equity	$82	$135	$111	$127	$217	$2,138	$2,810	$2,413
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$6	$6
(1) Balances in the "No LTV available" or "No FICO score available" ranges primarily represent loans serviced by others, in run-off portfolios or for which a current LTV or FICO score is unavailable.
(2) The ALLL model considers LTV for financing receivables in first lien position and CLTV for financing receivables in second lien position for the Company.
(3) Excludes LHFS.

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

As of December 31, 2025	Amortized Cost by Origination Year (4)
(in millions)
Residential mortgages	2025(1)	2024(1)	2023(1)	2022	2021	Prior	Grand Total	Revolving Loans
LTV ratios (2)
No LTV available (1)	$—	$—	$—	$—	$—	$2	$2	$—
<= 70%	—	—	—	214	970	2,824	4,008	—
70.01% - 110%	—	—	—	27	—	2	29	—
Greater than 110%	—	—	—	—	—	—	—	—
Total residential mortgages	$—	$—	$—	$241	$970	$2,828	$4,039	$—

No FICO score available	$—	$—	$—	$—	$—	$2	$2	$—
<600	—	—	—	12	23	153	188	—
600-679	—	—	—	22	48	217	287	—
680-759	—	—	—	58	198	689	945	—
>=760	—	—	—	149	701	1,767	2,617	—
Total residential mortgages	$—	$—	$—	$241	$970	$2,828	$4,039	$—
Current period gross write-offs - residential mortgages	$—	$—	$—	$—	$—	$—	$—

Home equity
LTV ratios
No LTV available (1)	$—	$—	$—	$1	$3	$44	$48	$30
<= 70%	—	—	—	37	144	1,561	1,742	1,681
70.01% - 110%	—	—	—	3	1	2	6	5
Greater than 110%	—	—	—	—	—	1	1	1
Total home equity	$—	$—	$—	$41	$148	$1,608	$1,797	$1,717

FICO scores
No FICO score available	$—	$—	$—	$—	$2	$42	$44	$26
<600	—	—	—	1	7	123	131	114
600-679	—	—	—	3	12	188	203	189
680-759	—	—	—	13	47	492	552	539
>=760	—	—	—	24	80	763	867	849
Total home equity	$—	$—	$—	$41	$148	$1,608	$1,797	$1,717
Current period gross write-offs - home equity	$—	$—	$—	$—	$—	$2	$2
(1) Prior to the acquisition of Webster, the Company ceased origination of new residential mortgage and home equity loans in 2022.
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

	Amortized Cost
	Three months ended				Three months ended
	September 30, 2026				September 30, 2025
(dollars in millions):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$420	$—	$420	1.80%	$278	$54	$332	3.80%
C&I	111	316	427	1.32%	16	11	27	0.35%
Multifamily	65	17	82	0.48%	117	68	185	1.86%
Consumer:
Residential mortgages	—	1	1	0.01%	—	2	2	0.02%
Home equity loans and lines of credit	—	—	—	—%	—	1	1	0.05%
RICs and auto loans	410	38	448	1.02%	406	42	448	1.04%
Total	$1,006	$372	$1,378	0.96%	$817	$178	$995	1.15%

	Amortized Cost
	Nine months ended				Nine months ended
	September 30, 2026				September 30, 2025
(dollars in millions):	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable	Payment Deferral Only	All Other Modifications	Total	% of Total Class of Financing Receivable
Commercial:
CRE	$974	$189	$1,163	5.00%	$671	$160	$831	9.51%
C&I	112	356	468	1.45%	24	29	53	0.67%
Multifamily	244	55	299	1.76%	142	74	216	2.17%
Consumer:
Residential mortgages	—	7	7	0.05%	—	2	2	0.03%
Home equity loans and lines of credit	—	3	3	0.11%	—	2	2	0.12%
RICs and auto loans	1,040	86	1,126	2.56%	913	86	999	2.33%
Total	$2,370	$696	$3,066	2.13%	$1,750	$353	$2,103	2.44%

NOTE 3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Performance of Modified Loans

The Company monitors the performance of modified loans to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the 12- month period prior to period-end:

	Amortized Cost			Amortized Cost
	As of September 30, 2026			As of September 30, 2025
(in millions)	Current	30-89 DPD	90+ DPD	Current	30-89 DPD	90+ DPD
Commercial:
CRE	$1,252	$—	$34	$880	$—	$83
C&I	442	7	20	142	2	14
Multifamily	314	45	18	216	12	—
Consumer:
Residential mortgages	7	2	1	1	—	—
Home equity loans and lines of credit	2	—	1	2	—	1
RICs and auto loans	917	502	48	880	434	43
Total	$2,934	$556	$122	$2,121	$448	$141

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

	Amortized Cost				Amortized Cost
	Three months ended				Nine months ended
	September 30, 2026		September 30, 2025		September 30, 2026		September 30, 2025
	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types	Payment deferral	All other modification types
(in millions)
Commercial:
CRE	$—	$11	$46	$—	$—	$11	$46	$—
C&I	—	—	—	13	1	—	8	14
Multi-family	3	—	—	—	24	—	—	—
Consumer:
Residential mortgages	—	2	—	—	—	4	—	—
Home equity loans and lines of credit	—	—	—	—	—	1	—	—
RICs and auto loans	82	1	63	1	223	3	185	3
Total	$85	$14	$109	$14	$248	$19	$239	$17

NOTE 4. OPERATING LEASE ASSETS, NET

The Company's Operating lease assets, net consisted of the following as of the periods indicated:

(in millions)	September 30, 2026	December 31, 2025
Basis in leased vehicles (1)	$8,046	$11,155
Less: accumulated depreciation	(2,212)	(2,798)
Leased vehicles, net	$5,834	$8,357
(1) Represents the basis in leased vehicles where the Company is the lessor. Unaccreted manufacturers subvention payments and unamortized origination and other costs are treated as a reduction to this basis.

The following table summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2026:

(in millions)
2026	$267
2027	582
2028	197
2029	46
2030	—
Total	$1,092

NOTE 5. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The Company implemented changes to its organizational structure and internal reporting framework, as further discussed in Note 19 to these Condensed Consolidated Financial Statements.

As discussed further in Note 1 and Note 19 to these Condensed Consolidated Financial Statements, during the third quarter of 2026, Santander completed the acquisition of Webster. The Company recognized preliminary goodwill of approximately $6.5 billion in the transaction. The goodwill recognized is primarily attributable to expanded market presence, expected synergies, operational efficiencies, revenue opportunities, and other strategic benefits, none of which qualify for separate recognition as identifiable intangible assets. The goodwill has been assigned to the Company's reportable segments based upon a preliminary valuation. The estimates and assumptions are subject to change within the measurement period as additional information is obtained.

The following table presents the balance and activity of the Company's goodwill by its reportable segments, except as noted below, for the periods indicated:

(in millions)	Auto	CBB	Commercial Banking (1)	CIB	Total
Goodwill at December 31, 2025	$1,239	$159	$1,067	$302	$2,767
Additions during the period (2)	—	1,500	4,978	—	6,478
Goodwill at September 30, 2026	$1,239	$1,659	$6,045	$302	$9,245
(1) Includes $52 million assigned to C&I and $1.0 billion assigned to CRE at December 31, 2025.
(2) Reflects the allocation of the excess of Santander's purchase price over the estimated fair value of net assets acquired from Webster and contributed to SHUSA based on preliminary valuation. Refer to Note 1 to these Condensed Consolidated Financial Statements for additional information.

NOTE 5. GOODWILL AND OTHER INTANGIBLES (continued)

The Company evaluates goodwill for impairment at the reporting unit level. The Company completes its annual goodwill impairment test as of October 1, using generally accepted valuation methods. The 2026 annual impairment assessment is currently in process and had not been completed as of the filing date of this Form 10-Q.

Other Intangible Assets

The following table details amounts related to the Company's intangible assets for the dates indicated:

	September 30, 2026		December 31, 2025
(in millions)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
Intangible assets subject to amortization:
CDI	$2,150	$(42)	$—	$—
Dealer networks	172	(298)	190	(280)
Stellantis relationship NV	—	—	—	(139)
Customer relationships and other intangibles	79	(67)	24	(60)
Total intangible assets subject to amortization	$2,401	$(407)	$214	$(479)
Indefinite-lived intangible assets:
Trade names	10	—	—	—
Total Other intangible assets	$2,411	$(407)	$214	$(479)

Information regarding the intangible assets acquired in connection with the contribution of Webster to SHUSA, (primarily CDI, customer relationships and trade names) including their preliminary fair values and estimated useful lives, is included in Note 1 to these Condensed Consolidated Financial Statements.

At September 30, 2026 and December 31, 2025, the Company's goodwill and trade names were not subject to amortization.

NOTE 6. OTHER ASSETS

The following is a detail of items that comprised Other assets at the periods indicated:

(in millions)	September 30, 2026	December 31, 2025
BOLI	$3,376	$2,056
Derivative assets at fair value	1,741	672
Accrued interest receivable	1,191	824
Capital markets receivables	808	276
Deferred tax assets	801	380
Equity method investments	793	437
Operating lease ROU assets	574	415
Income tax receivables	487	395
Other real estate owned and other repossessed assets	265	293
Prepaid expense	257	126
MSRs	83	80
Miscellaneous assets and receivables	2,422	815
Total Other assets	$12,798	$6,769

Other assets is comprised of:

•BOLI - Represents the cash surrender value of life insurance policies owned by the Company on certain current and former employees.
•Derivative assets at fair value - Refer to the "Offsetting of Financial Assets" table in Note 13 to these Condensed Consolidated Financial Statements for the detail of these amounts.
•Accrued interest receivable - Includes accrued interest receivable on the Company's investments, loans, and other interest-earning portfolios.
•Capital markets receivables includes receivables from broker dealers, financial institutions, clearing organizations, customers and other receivables associated with capital markets activities.
•Deferred tax asset - Refer to Note 16 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
•Equity method investments - The Company makes certain equity investments in various limited partnerships, some of which are considered VIEs, that invest in and lend to renewable energy projects and qualified community development entities, such as CRA programs, and other investments that are not renewables or CRAs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of the partnerships because it does not have the power to direct the activities of the partnerships that most significantly impact the partnerships' economic performance. This also includes the Company's investment in partnerships that are measured at their net asset value.
•Income tax receivables - Refer to Note 16 of these Condensed Consolidated Financial Statements for more information on tax-related activities.
•OREO and other repossessed assets includes property and vehicles recovered through foreclosure and repossession.
•Prepaid expense includes advanced payments for cloud-based hosting, prepaid taxes, and outside services.
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

The assets and liabilities of consolidated VIEs included the following at the dates indicated:

(in millions)	September 30, 2026	December 31, 2025
Assets
Restricted cash	$1,427	$668
Net LHFI	13,887	21,608
Operating lease assets, net (1)	5,834	8,357
Various other assets	526	711
Total Assets	$21,674	$31,344
Liabilities
Notes payable	$14,215	$23,597
Various other liabilities	125	97
Total Liabilities	$14,340	$23,694
(1) As noted above, all leased vehicles are originated through a titling trust. At September 30, 2026 and December 31, 2025, $4.0 billion and $3.7 billion, respectively, of leased vehicle assets included in this amount were in a titling trust, but not in a securitization trust.

The Company services receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in Miscellaneous income, net.

As of September 30, 2026 and December 31, 2025, the Company was servicing $15.9 billion and $25.1 billion, respectively, of gross RICs that have been transferred to consolidated Trusts. Certain amounts shown above are greater than the amounts shown in the corresponding line items in the accompanying Condensed Consolidated Balance Sheets due to intercompany eliminations between the VIEs and other entities consolidated by the Company. For example, for most of its securitizations, the Company retains one or more of the lowest tranches of bonds. Rather than showing investment in bonds as an asset and the associated debt as a liability, these amounts are eliminated in consolidation as required by GAAP.

NOTE 7. VIEs (continued)

A summary of the cash flows received from the consolidated Trusts for the respective periods is as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Assets securitized	$—	$3,955	$1,903	$11,345
Net proceeds from new securitizations (1)	$—	$3,133	$1,585	$9,202
Net proceeds on retained bonds from new securitizations	—	519	308	1,365
Cash received for servicing fees (2)	168	255	653	718
Net distributions from Trusts (2)	1,326	1,431	3,997	4,609
Total cash received from Trusts	$1,494	$5,338	$6,543	$15,894
(1) Includes additional advances on existing securitizations.
(2) These amounts are not reflected in the SCF because the cash flows are between the VIEs and other entities included in the consolidation.

Off-balance sheet VIEs

At September 30, 2026 and December 31, 2025, the Company was servicing RICs of $1.2 billion and $2.0 billion, respectively, that have been sold in off-balance sheet securitizations and were subject to an optional clean-up call.

A summary of cash flows received from Trusts for the respective periods is as follows for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Receivables securitized (1)(2)	—	—	$—	$1,307
Net proceeds from new securitizations	—	—	$—	$175
Cash received for servicing fees	$4	$23	21	48
Total cash received from Trusts	$4	$23	$21	$223
(1) Represents the UPB at the time of original securitization. (2) Table excludes impacts of non-cash deconsolidation transaction referred to above.

NOTE 7. VIEs (continued)

Other than repurchases of sold assets due to claims against standard representations and warranties, the Company's exposure to loss as a result of its involvement with these VIEs is limited to its retained interests in the VIE. The carrying value of this exposure at September 30, 2026 was $708 million and $3 million of debt and equity investments, respectively, compared to $1.0 billion and $4 million at December 31, 2025. These amounts are reported in debt securities HTM and other investments, respectively, in Note 2 to these Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2026, the Company securitized $3.8 billion of mortgage LHFS in off-balance transactions. The Company has retained $143 million of variable interests in the new securitizations for risk retention purposes.

As of September 30, 2026, SBNA serviced approximately $7.5 billion in multi-family loans for the Structured LLC in which the Company has a beneficial interest and received a market rate servicing fee. For the three months and nine months ended September 30, 2026 and September 30, 2025, SBNA recognized $13 million and $39 million, and $14 million and $42 million, respectively, in servicing fee income from the servicing of these assets which is recorded in Miscellaneous income, net, in the accompanying Condensed Consolidated Statements of Operations.

NOTE 8. DEPOSITS AND OTHER CUSTOMER ACCOUNTS

Deposits and other customer accounts are summarized as follows at the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in millions)	Balance	Percent of total deposits	Balance	Percent of total deposits
Interest-bearing demand deposits	$24,302	16.3%	$11,816	15.0%
Non-interest-bearing demand deposits	23,584	15.8%	13,789	17.5%
Savings	30,054	20.1%	11,289	14.3%
Customer repurchase accounts	—	—%	235	0.3%
Money market	50,301	33.7%	26,772	33.8%
CDs	21,032	14.1%	15,077	19.1%
Total deposits (1)	$149,273	100.0%	$78,978	100.0%
(1) Includes foreign deposits, as defined by the FRB, of $5.1 billion and $5.6 billion at September 30, 2026 and December 31, 2025, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $292 million and $395 million at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company had $7.2 billion and $6.4 billion, respectively, of CDs greater than $250 thousand.

The Company's subsidiaries had outstanding irrevocable letters of credit totaling $714 million and $100 million from the FHLB at September 30, 2026 and December 31, 2025, respectively, used to secure uninsured deposits placed with the Bank by state and local governments and their political subdivisions.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at September 30, 2026 were $42.8 billion, compared to $37.1 billion at December 31, 2025. The Company's debt agreements impose certain limitations on dividend payments and other transactions. The Company is currently in compliance with these limitations.

During the nine months ended September 30, 2026, the Company issued the following debt:
•$325 million of variable rate CLNs due January 2039. These notes contain a financial guarantee on a reference pool of $1.5 billion in commercial loans owned by the Company. These notes bear interest at a rate equal to the SOFR index plus 5.25% and re-sets monthly.
•$280 million of fixed-rate CLNs due July 2034. These notes contain a financial guarantee on a reference pool of $2.6 billion in auto loans owned by the Company. These notes bear a weighted average interest rate of 6.09%.
•$694 million of fixed-rate CLNs due November 2035. These notes contain a financial guarantee on a reference pool of $3.6 billion in auto loans owned by the Company. These notes bear a weighted average interest rate of 6.84%.
•$1.9 billion of secured structured financings in its SDART platform, of which it retained approximately $308 million in interests in the VIE.
•$1.0 billion in aggregate principal amount of its floating rate senior notes due August 2029 issued to Santander. These notes bear interest at a rate equal to the SOFR index plus 105 basis points.
•$1.0 billion in aggregate principal amount of its floating rate senior notes due August 2030 issued to Santander. These notes bear interest at a rate equal to the SOFR index plus 119 basis points.
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

The Company continues to consolidate these VIEs on its Condensed Consolidated Balance Sheets.

In October 2026, the Company issued $1.2 billion of secured structured financings in its SDART platform, of which it retained approximately $86 million in interest in the VIE.

NOTE 9. BORROWINGS (continued)

Parent Company and other Subsidiary Borrowings and Debt Obligations

The following table presents the Parent Company and its subsidiaries' borrowings and other debt obligations at the dates indicated:

	September 30, 2026		December 31, 2025
(dollars in millions)	Balance	Effective Rate	Balance	Effective Rate
Parent Company Borrowings
Senior notes, due various dates through June 2037 (1) (2)	14,420	2.57% - 7.73%	11,823	2.57% - 7.73%
Subordinated notes, due various dates through September 2035 (3)	1,430	2.88% - 7.18%	1,000	2.88% - 7.18%
CLNs, due various dates through November 2035	690	6.84%	—	—%
Subsidiary Borrowings
Short-term borrowing due within one year, maturing through December 2026	475	3.36%	691	3.61%
FHLB advances, maturing through September 2039	11,609	4.15%	708	4.16%
CLNs, due various dates through February 2052	1,203	6.09% - 19.36%	914	6.37% - 16.29%
Warehouse lines with third parties, maturing through April 2028	—	—%	215	4.67%
Warehouse lines with Santander, maturing through October 2027	—	—%	2,000	4.44%
Secured structured financings, maturing through May 2034	12,989	0.59% -6.73%	19,751	0.58% - 7.69%
Total Parent Company and subsidiaries' borrowings and other debt obligations	$42,816		$37,102
(1) The Company has entered into fair value hedges for various senior notes. Refer to Note 13 for additional information.
(2) Includes $2.0 billion payable to Santander
(3) Includes $1.0 billion payable to Santander

The Company assumed $4.3 billion in debt resulting from the contribution of Webster, primarily consisting of FHLB advances.

Warehouse Lines

The following tables present information regarding the Company's warehouse lines at the dates indicated:

	September 30, 2026
(dollars in millions)	Balance	Committed Amount	Effective Rate	Assets Pledged	Restricted Cash Pledged
Warehouse line with Santander due October 2027	$—	$2,000	—%	$—	$36

NOTE 9. BORROWINGS (continued)

The warehouse lines and repurchase facilities are fully collateralized by a designated portion of the Company's RICs, leased vehicles, securitization notes payable, and residuals retained by the Company.

Secured Structured Financings

The following tables present information regarding the Company's secured structured financings at the dates indicated:

	September 30, 2026
(dollars in millions)	Balance	Initial Note Amounts Issued (3)	Initial Weighted Average Interest Rate Range	Collateral (2)	Restricted Cash
Public securitizations maturing on various dates through May 2034(1)	$12,608	$42,139	0.59% - 6.45%	$16,997	$1,337
Privately issued amortizing notes maturing on various dates through August 2030 (3)	381	7,233	3.13% - 6.73%	870	53
Total secured structured financings	$12,989	$49,372	0.59% - 6.73%	$17,867	$1,390
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

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of AOCI / (loss), net of related tax, for the periods indicated.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended September 30, 2026			June 30, 2026		September 30, 2026
(in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(126)	$(29)	$(155)
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(2)	—	(2)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(128)	(29)	(157)	$(42)	$(157)	$(199)
Change in unrealized (losses)/gains on investments in debt securities	(357)	43	(314)
Reclassification adjustment for net (gains)/losses included in net income/(expense) on debt securities AFS (2)	147	(33)	114
Net unrealized (losses)/gains on investments in debt securities	(210)	10	(200)	(566)	(200)	(766)
As of September 30, 2026	$(338)	$(19)	$(357)	$(608)	$(357)	$(965)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net (gains)/losses reclassified into Securities (losses) / gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Loss
	Three months ended September 30, 2025			June 30, 2025		September 30, 2025
(in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$31	$(8)	$23
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(4)	1	(3)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27	(7)	20	$(3)	$20	$17
Net unrealized gains/(losses) on investments in debt securities (2)	56	(14)	42	(656)	42	(614)
As of September 30, 2025	$83	$(21)	$62	$(659)	$62	$(597)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities (losses) / gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2026			December 31, 2025		September 30, 2026
(in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$(228)	$(1)	$(229)
Reclassification adjustment for net losses/(gains) on cash flow hedge derivative financial instruments (1)	(8)	2	(6)
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(236)	1	(235)	$36	$(235)	$(199)
Change in unrealized (losses)/gains on investments in debt securities	(350)	41	(309)
Reclassification adjustment for net losses/(gains) included in net income/(expense) on debt securities AFS (2)	145	(33)	112
Net unrealized (losses)/gains on investments in debt securities	(205)	8	(197)	(569)	(197)	(766)
As of September 30, 2026	$(441)	$9	$(432)	$(533)	$(432)	$(965)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities (losses) / gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Nine months ended September 30, 2025			December 31, 2024		September 30, 2025
(in millions)	Pre-tax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in AOCI on cash flow hedge derivative financial instruments	$128	$(31)	$97
Reclassification adjustment for net (gains)/losses on cash flow hedge derivative financial instruments (1)	(11)	3	(8)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	117	(28)	89	$(72)	$89	$17
Net unrealized gains/(losses) on investments in debt securities (2)	25	(9)	16	(630)	16	(614)
Other(3)	21	(5)	16	(16)	16	—
As of September 30, 2025	$163	$(42)	$121	$(718)	$121	$(597)
(1)    Net gains/(losses) reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statements of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2)    Net (gains)/losses reclassified into Securities (losses) / gains, net in the Condensed Consolidated Statements of Operations for the sale of debt securities.
(3) Including the computation of net periodic pension costs.
NOTE 11. MEZZANINE AND STOCKHOLDER'S EQUITY

At September 30, 2026, the Company had 530,391,043 shares of common stock outstanding to its parent, Santander. Except as discussed in Note 1 to these Condensed Consolidated Financial Statements related to the contribution of Webster, the Company did not have any contributions of cash from Santander for the years to date ended September 30, 2026 or 2025. Refer to Note 1 to these Condensed Consolidated Financial Statements for discussion of the contribution of Webster. During the year to date ended September 30, 2026, the Company paid total dividends, including dividends on common and preferred stock, to Santander in the amount of $385 million.

NOTE 11. MEZZANINE AND STOCKHOLDER'S EQUITY (continued)

Preferred Stock Activities

The following reflects the activities in Preferred stock for the nine-months ended September 30, 2026:

Effect on Preferred stock
(in millions)
Webster preferred shares, Series F and G, acquired	$252
Webster preferred shares, Series F and G, redeemed	(252)
SHUSA Preferred shares, Series H and I issued	252
Net impact of activities on Preferred stock	$252

In connection with the completion of the Webster transaction, the Company acquired Webster’s outstanding Series F and Series G preferred stock having aggregate liquidation preferences of $150 million and $135 million, respectively. At the closing of the transaction, the Webster Series F and Series G preferred stock were replaced by Series H and Series I preferred stock, respectively, as discussed further below, issued to holders of the Webster Series F and G preferred shares. The Series H and Series I preferred stock represented replacement securities for the corresponding Webster Series F and Series G preferred stock and maintained substantially the same economic terms, including dividend rates and liquidation preferences. Following these transactions, no shares of Webster Series F or Series G preferred stock are outstanding.

On August 20, 2026, the Company issued 6,000,000 depositary shares, representing 6,000 shares of Series H preferred stock. Dividends on the Series H preferred stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. Dividends will accrue on a non-cumulative basis a rate of 5.25% per annum, payable quarterly in arrears. The shares of Series H preferred stock are redeemable in whole or in part for cash, at the Company's option, at a redemption price of $25,000 per share (equivalent to $25 per depository share), subject to the prior approval of the Federal Reserve.

On November 6, 2026, the Company announced that it will redeem all of the Series H preferred stock. The redemption will occur on December 15, 2026. The Depositary Shares will be redeemed at a redemption price of $25 per Depositary Share. The redemption price does not include the regular quarterly dividend that was previously declared and that will be paid separately on December 15, 2026 to holders of record as of the close of business on November 30, 2026.

On August 20, 2026, the Company issued 5,400,000 depositary shares, representing 135,000 shares of Series I preferred stock. Dividends on the Series I preferred stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. Dividends will accrue on a non-cumulative basis at a rate of 6.5% per annum, payable quarterly in arrears. The shares of Series I preferred stock are redeemable in whole or in part for cash, at the Company's option, at a redemption price of $1,000 per share (equivalent to $25 per depository share), subject to the prior approval of the Federal Reserve.

On October 15, 2026 the Company completed the previously announced redemption of all outstanding Series I preferred stock for $135 million, plus accrued and unpaid dividends through the redemption date. The Series I preferred stock had a carrying value of $128 million at the time of redemption. Following this redemption, no shares of Series I preferred stock remain outstanding, and the Series I preferred stock was delisted.

Mezzanine Equity

On August 27, 2026, the Company issued 500,000 shares of Series J preferred stock. Dividends on the Series J preferred stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including August 27, 2026 to but excluding December 21, 2031, dividends will accrue on a non-cumulative basis at a rate of 7.27% per annum, payable quarterly in arrears. From and including December 21, 2031, dividends on the Series J preferred stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 2.98% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series J preferred stock on, among others, any dividend payment date on or after December 31, 2031. As of September 30, 2026, Santander was the sole holder of the Series J preferred stock.

NOTE 12. SECURITIES FINANCING ACTIVITIES

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
Securities borrowed and purchased under agreements to resell, at their respective carrying values, consisted of the following at the dates indicated:

(in millions)	September 30, 2026	December 31, 2025
Securities purchased under agreements to resell	$8,585	$7,233
Securities borrowed	1,007	1,407
Total	$9,592	$8,640

Securities loaned or sold under agreements to repurchase, at their respective carrying values, consisted of the following at the dates indicated:

(in millions)	September 30, 2026	December 31, 2025
Securities sold under agreements to repurchase	$22,779	$19,459
Securities lending	11	1
Total	$22,790	$19,460

NOTE 12. SECURITIES FINANCING ACTIVITIES (continued)

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

	September 30, 2026
				Gross amounts not offset on the Consolidated Balance Sheets (2)
(in millions)	Gross amounts of recognized assets	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of assets included on the Condensed Consolidated Balance Sheets	Financial instruments	Cash collateral received	Net amounts
Securities purchased under agreements to resell	$32,246	$(23,661)	$8,585	$(8,470)	$(80)	$35
Securities borrowed	1,007	—	1,007	(982)	—	$25
Total	$33,253	$(23,661)	$9,592	$(9,452)	$(80)	$60

	September 30, 2026
				Gross amounts not offset on the Consolidated Balance Sheets (2)
(in millions)	Gross amounts of recognized liabilities	Gross amounts offset on the Condensed Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Condensed Consolidated Balance Sheets	Financial instruments	Cash collateral pledged	Net amounts
Securities sold under agreements to repurchase	$46,123	$(23,661)	$22,462	$(22,234)	$(108)	$120
Securities lending	11	—	11	(10)	—	$1
Total securities loaned or sold under agreements to repurchase subject to master netting	$46,134	$(23,661)	$22,473	$(22,244)	$(108)	$121
Securities loaned or sold under agreements to repurchase not subject to master netting	$317	$—	$317	$(317)	$—	$—
Total	$46,451	$(23,661)	$22,790	$(22,561)	$(108)	$121
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.
(2) In some instances, collateral exceeds the related financial asset/liability, and such excess collateral amounts are excluded from this table. Financial instruments that are pledged to the Company are not reflected in the accompanying Condensed Consolidated Balance Sheets since the Company does not control or have the ability to re-hypothecate these instruments.

NOTE 12. SECURITIES FINANCING ACTIVITIES (continued)

	December 31, 2025
(in millions)	Gross amounts of recognized assets	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of assets included on the Consolidated Balance Sheets
Securities purchased under agreements to resell	$27,629	$(20,396)	$7,233
Securities borrowed	1,407	—	1,407
Total	$29,036	$(20,396)	$8,640

	December 31, 2025
(in millions)	Gross amounts of recognized liabilities	Gross amounts offset on the Consolidated Balance Sheets (1)	Net amounts of liabilities included on the Consolidated Balance Sheets
Securities sold under agreements to repurchase	$39,855	$(20,396)	$19,459
Securities lending	1	—	1
Total	$39,856	$(20,396)	$19,460
(1) Includes financial instruments subject to enforceable master netting agreements that are permitted to be offset under ASC 210-20-45.

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by remaining contractual maturity as of the date indicated:

	September 30, 2026
(in millions)	Open and overnight	Up to 30 days	31-90 days	Greater than 90 days	Total
Securities sold under agreements to repurchase	$28,410	$6,894	$3,628	$7,508	$46,440
Securities lending	11	—	—	—	11
Total	$28,421	$6,894	$3,628	$7,508	$46,451

The following table presents the gross amounts of liabilities associated with Securities Financing Activities by class of underlying collateral as of the dates indicated:

	September 30, 2026			December 31, 2025
(in millions)	Repurchase agreements	Securities lending	Total	Repurchase agreements	Securities lending	Total
U.S. Treasury	$25,280	$—	$25,280	$20,707	$—	$20,707
Agency MBS	19,559	—	19,559	17,671	—	17,671
Corporate and other securities	1,601	11	1,612	1,477	1	1,478
Total	$46,440	$11	$46,451	$39,855	$1	$39,856

The Company enters into securities lending transactions in which it borrows securities from clients and lends those securities to third parties in exchange for collateral and a lending fee. These transactions are accounted for as secured borrowings under ASC 860. Collateral received in these transactions consists primarily of securities and is associated to the nominee account related to client securities held. In certain arrangements, the Company is not permitted to sell or repledge the collateral received. Accordingly, such collateral is not recognized on the balance sheet. Collateral is recognized only when received in the form of cash or securities that the Company is permitted to sell or repledge. As of September 30, 2026, the Company had securities borrowed and lent of $750 million and received collateral of $784 million under these arrangements. These amounts are not reflected on the consolidated balance sheet. The Company retains exposure to counterparty credit risk in the event that a borrower fails to return the securities. This risk is mitigated through the receipt of collateral and ongoing monitoring of collateral values. Fees earned from borrowers are recorded in non-interest income, while amounts paid to clients are recorded as expense.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when those contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below a specified level, typically investment grade. As of September 30, 2026, derivatives in this category had a fair value of zero. The credit ratings of the Company and SBNA are currently considered investment grade. As of September 30, 2026, no additional collateral would be required if there were a further 1- or 2- notch downgrade by either S&P or Moody's.

As of September 30, 2026 and December 31, 2025, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on the Company's ratings) that were in a net liability position totaled $6 million and $7 million, respectively. The Company had $6 million and $7 million in cash and securities collateral posted to cover those positions as of September 30, 2026 and December 31, 2025, respectively.

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

NOTE 13. DERIVATIVES (continued)

The carrying amount and fair value hedge adjustment of hedged assets at the dates indicated was:

	Carrying Amount of Hedged Item		Amount of Fair Value Hedge Adjustment Included in the Carrying Amount
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Debt securities AFS (Note 2)	$1,155	$1,473	$95	$27
Borrowings (Note 7)	$2,392	$—	$(99)	$—

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

The last of the hedges is scheduled to expire in August 2029. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. As of September 30, 2026, the Company estimated that approximately $16 million of unrealized gains included in AOCI would be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges included the following as of the dates indicated:

(in millions)	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
September 30, 2026
Fair value hedges:
Interest rate swaps	$6,250	$81	$99	2.83%	1.94%	3.40
Cash flow hedges:
Pay fixed - receive variable interest rate swaps	55	—	—	3.47%	3.86%	3.77
Pay variable - receive fixed interest rate swaps	21,500	1	197	3.75%	1.22%	1.33
Total	$27,805	$82	$296	3.54%	1.38%	1.80

December 31, 2025
Fair value hedges:
Interest rate swaps	$3,750	$17	$4	1.60%	3.01%	2.36
Cash flow hedges:
Pay fixed — receive variable interest rate swaps	618	—	—	3.87%	3.49%	3.30
Pay variable - receive fixed interest rate swaps	14,300	63	23	3.41%	0.90%	1.22
Total	$18,668	$80	$27	3.06%	1.41%	1.52

NOTE 13. DERIVATIVES (continued)

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

NOTE 13. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities included the following as of the dates indicated:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
(in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Mortgage banking derivatives:
Total mortgage banking risk management	$650	$626	$1	$5	$16	$14
Customer-related derivatives:
Swaps receive fixed	19,323	12,310	9	42	878	336
Swaps pay fixed	21,388	12,491	918	341	2	42
Other	12,911	10,006	133	136	133	133
Total customer-related derivatives	53,622	34,807	1,060	519	1,013	511
Other derivative activities:
Foreign exchange contracts	11,209	8,107	133	50	86	49
Interest rate cap agreements	308	741	—	—	—	—
Options for interest rate cap agreements	308	741	—	—	—	—
TBA MBS forwards	30,082	23,256	431	18	46	2
Other	27,265	32,307	34	—	73	46
Total	$123,444	$100,585	$1,659	$592	$1,234	$622

NOTE 13. DERIVATIVES (continued)

Gains (Losses) on all Derivatives

The following Condensed Consolidated Statements of Operations line items were impacted by the Company’s derivative activities for the periods indicated:

(in millions)		Three months ended September 30,		Nine months ended September 30,
	Line Item	2026	2025	2026	2025

Fair value hedges:
Cross-currency swaps	Net interest income	$—	$—	$—	$(1)
Interest rate swaps	Net interest income	(97)	7	(90)	18
Derivative Activity (1)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Interest expense on borrowings	2	6	8	18
Pay variable receive-fixed interest rate swap	Interest income on loans	(3)	(38)	(17)	(110)
Other derivative activities:
Mortgage banking derivatives	Non interest income	(6)	—	(9)	3
Customer-related derivatives	Non interest income	165	(3)	172	80
Foreign exchange	Non interest income	51	33	103	(57)
Interest rate swaps, caps, and options	Net interest income	—	—	—	(1)
Other	Non interest income	765	(90)	837	(287)
(1)    Gains are disclosed as positive numbers while losses are shown as a negative number regardless of the line item being affected.

The net amount of change recognized in OCI for cash flow hedge derivatives were losses of $155 million and $229 million, and gains of $23 million and $97 million, net of tax, for the three months and nine months ended September 30, 2026 and 2025, respectively.

The net amount of changes reclassified from OCI into earnings for cash flow hedge derivatives were gains of $2 million and $6 million, and $3 million and $8 million, net of tax, for the three months and nine months ended September 30, 2026 and 2025, respectively.

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

NOTE 13. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheets was as follows for the dates indicated:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Received (2)	Net Amount
September 30, 2026
Fair value hedges	$81	$—	$81	$—	$—	$81
Cash flow hedges	1	—	1	$—	$—	1
Other derivative activities (1)	1,649	—	1,649	(12)	(1,145)	492
Total derivatives subject to a master netting arrangement or similar arrangement	1,731	—	1,731	(12)	(1,145)	574
Total derivatives not subject to a master netting arrangement or similar arrangement	10	—	10	—	—	10
Total Derivative Assets	$1,741	$—	$1,741	$(12)	$(1,145)	$584

December 31, 2025
Fair value hedges	$17	$—	$17	$—	$(7)	$10
Cash flow hedges	63	—	63	$—	$(31)	32
Other derivative activities (1)	592	—	592	—	(41)	551
Total Derivative Assets	$672	$—	$672	$—	$(79)	$593
(1)Includes customer-related and other derivatives.
(2)When the Company receives cash collateral, it is reported in Other Liabilities and Deposits, and the cash received is classified as restricted in the Condensed Consolidated Balance Sheets. In some instances, collateral exceeds the related financial asset, and such excess amounts are excluded from this table. Financial instruments that are pledged to the Company are not reflected in the accompanying Condensed Consolidated Balance Sheets.

NOTE 13. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
(in millions)	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments (2)	Cash Collateral Pledged (2)	Net Amount
September 30, 2026
Fair value hedges	$99	$—	$99	$—	$(7)	$92
Cash flow hedges	197	—	197	$—	$(2)	195
Other derivative activities (1)	853	—	853	(12)	(446)	395
Total derivatives subject to a master netting arrangement or similar arrangement	1,149	—	1,149	(12)	(455)	682
Total derivatives not subject to a master netting arrangement or similar arrangement	381	—	381	—	—	381
Total Derivative Liabilities	$1,530	$—	$1,530	$(12)	$(455)	$1,063

December 31, 2025
Fair value hedges	$4	$—	$4	$—	$—	$4
Cash flow hedges	23	—	23	$—	$(11)	12
Other derivative activities (1)	622	—	622	—	(18)	604
Total Derivative Liabilities	$649	$—	$649	$—	$(29)	$620
(1)Includes customer-related and other derivatives.
(2)Cash collateral pledged is reported in Other Assets and Cash, cash equivalents, and restricted cash in the Condensed Consolidated Balance Sheets. In some instances, collateral exceeds the related financial liability, and such excess amounts are excluded from this table.

NOTE 14. FAIR VALUE

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

NOTE 14. FAIR VALUE (continued)

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

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. During the third quarter of 2026 the Company had an equity interest in a company that completed an initial public offering and is now publicly traded with quoted prices in an active market. As a result, the Company transferred $41 million of equity securities from Level 3 to Level 1.

Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring and nonrecurring basis by major product category and fair value hierarchy as of the dates indicated:

(in millions)	Level 1	Level 2	Level 3	Balance at September 30, 2026	Level 1	Level 2	Level 3	Balance at December 31, 2025
Recurring:
Financial assets:
U.S. Treasury securities	$226	$—	$—	$226	$706	$—	$—	$706
Corporate debt	—	9	—	9	—	—	—	—
ABS	—	2,037	—	2,037	—	945	—	945
Beneficial interest in Structured LLC	—	—	1,013	1,013	—	—	1,097	1,097
MBS	—	6,378	—	6,378	—	4,580	—	4,580
Investment in debt securities AFS (2)	$226	$8,424	$1,013	$9,663	$706	$5,525	$1,097	$7,328
Trading securities	2,851	14,870	112	17,833	3,539	11,897	173	15,609
Equity securities	41	—	890	931	—	—	992	992
RICs HFI (3)	—	—	3	3	—	—	5	5
LHFS (1)(4)	—	1,685	—	1,685	—	1,531	—	1,531
MSRs	—	—	83	83	—	—	80	80
Other assets - derivatives (2)	1	1,740	—	1,741	1	671	—	672
Total financial assets (5)	$3,119	$26,719	$2,101	$31,939	$4,246	$19,624	$2,347	$26,217
Financial liabilities:
Trading liabilities	3,848	177	—	4,025	3,728	274	—	4,002
Other liabilities - derivatives (2)	—	1,529	1	1,530	—	648	1	649
Total financial liabilities	$3,848	$1,706	$1	$5,555	$3,728	$922	$1	$4,651
Nonrecurring:
Financial assets:
Impaired commercial LHFI	$—	$361	$454	$815	$—	$213	$3	$216
Foreclosed assets	—	28	—	28	—	32	—	32
Vehicle inventory	—	371	—	371	—	379	—	379
LHFS	—	—	288	288	—	—	55	55
Auto loans impaired due to bankruptcy	—	171	—	171	—	168	—	168
Total financial assets valued at fair value on a non-recurring basis	$—	$931	$742	$1,673	$—	$792	$58	$850
(1)    LHFS disclosed on the Condensed Consolidated Balance Sheets also includes LHFS that are held at the lower of cost or fair value and are presented within the nonrecurring section of this table.
(2)    Refer to Note 2 for the fair value of investment securities and to Note 13 for the fair values of derivative assets and liabilities on a further disaggregated basis.
(3) Certain RICs collateralized by vehicle titles and RV/marine loans.
(4) Residential mortgage loans and commercial mortgage loans.
(5) Approximately $2.1 billion of these financial assets were measured using model-based techniques, or Level 3 inputs, and represented approximately 6.6% of total assets measured at fair value on a recurring basis and approximately 0.8% of total consolidated assets.

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

The Company's beneficial interest in the Structured LLC was acquired in December 2023, and is valued using an internally-developed DCF model and is classified as Level 3 at September 30, 2026. Significant assumptions used in evaluation include, discount spread, loss estimates, and extension of loans. Significant changes in any of these inputs could result in a higher or lower fair value measurement.

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

NOTE 14. FAIR VALUE (continued)

MSRs

The Company maintains an MSR asset related to residential real estate loans serviced for others. At September 30, 2026 and December 31, 2025, the balance of these loans serviced for others was $6.3 billion and $6.6 billion, respectively. The Company has elected to measure its residential MSRs at fair value to align with its risk management strategy to hedge changes in the fair value of these assets using interest rate swaps and forward contracts. See Note 14 to these Condensed Consolidated Statements of Operations for additional information regarding these derivative instruments. Changes in fair value of the MSR are recorded through Miscellaneous income, net on the Condensed Consolidated Statements of Operations.

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

The following sensitivity analysis summarizes the estimated impact on the fair value of the residential MSR asset resulting from adverse changes in certain key assumptions as of September 30, 2026:
•A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $2 million and $4 million, respectively.
•A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3 million and $6 million.

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

The DCF model is utilized to determine the fair value of the total return settlement derivative contracts. The significant unobservable inputs for total return settlement derivative contracts used in the fair value measurement of the Company's liabilities are discount percentages, which are based on comparable financial instruments. See Note 13 to these Condensed Consolidated Financial Statements for a discussion of derivatives activity.

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

NOTE 14. FAIR VALUE (continued)

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

	Three months ended September 30, 2026							Three months ended September 30, 2025
(in millions)	Beneficial Interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total	Beneficial interest in Structured LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total
Balances, beginning of period	$1,056	$3	$79	$(1)	$928	$111	$2,176	$1,118	$7	$82	$—	$—	$156	$1,363
Gains / (losses) in OCI	(43)	—	—	—	—	—	(43)	(10)	—	—	—	—	—	(10)
Gains/(losses) in earnings	—	—	6	—	(3)	4	7	—	—	2	(1)	—	(6)	(5)
Additions/Issuances	—	—	1	—	—	1	2	—	—	—	—	832	10	842
Transfers from Level 2	—	—	—	—	—	6	6	—	—	—	—	—	68	68
Transfers from Level 3	—	—	—	—	(41)	—	(41)	—	—	—	—	—	—	—
Settlements(1)	—	—	(3)	—	6	(10)	(7)	(10)	(1)	(3)	—	—	(22)	(36)
Balances, end of period	$1,013	$3	$83	$(1)	$890	$112	$2,100	$1,098	$6	$81	$(1)	$832	$206	$2,222
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$6	$—	$(23)	$4	$(13)	$—	$—	$2	$(1)	$—	$(6)	$(5)

	Nine months ended September 30, 2026							Nine months ended September 30, 2025
(in millions)	Beneficial Interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total	Beneficial interest in Structured, LLC	RICs HFI	MSRs	Derivatives, net	Equity Securities	Trading Securities	Total
Balances, beginning of period	$1,097	$5	$80	$(1)	$992	$173	$2,346	$1,199	$9	$91	$—	$—	$6	$1,305
Gain / (losses) in OCI	(56)	—	—	—	—	—	(56)	(81)	—	—	—	—	—	(81)
Gains/(losses) in earnings	—	—	10	—	(20)	2	(8)	—	—	(3)	(1)	—	(6)	(10)
Additions/Issuances	—	—	1	—	—	6	7	—	—	—	—	832	10	842
Transfers from Level 2	—	—	—	—	—	6	6	—	—	—	—	—	220	220
Transfers from Level 3	—	—	—	—	(41)	—	(41)	—	—	—	—	—	—	—
Settlements (1)	(28)	(2)	(8)	—	(41)	(75)	(154)	(20)	(3)	(7)	—	—	(24)	(54)
Balances, end of period	$1,013	$3	$83	$(1)	$890	$112	$2,100	$1,098	$6	$81	$(1)	$832	$206	$2,222
Changes in unrealized gains (losses) included in earnings related to balances still held at end of period	$—	$—	$10	$—	$(58)	$2	$(46)	$—	$—	$(3)	$(1)	$—	$(6)	$(10)
(1)Settlements include charge-offs, prepayments, paydowns, sales, and maturities.

NOTE 14. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

		Three months ended September 30,		Nine months ended September 30,
(in millions)	Statement of Operations Location	2026	2025	2026	2025
Impaired LHFI	Credit loss expense / (benefit)	$23	$(8)	$38	$(9)
Foreclosed assets	Miscellaneous income, net (1)	—	—	4	(11)
LHFS	Credit loss expense / (benefit)	(2)	—	(2)	9
LHFS	Miscellaneous income, net (1)	—	—	(4)	—
Auto loans impaired due to bankruptcy	Credit loss expense / (benefit)	(8)	—	(7)	4
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

Level 3 Inputs - Significant Recurring and Nonrecurring Fair Value Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring and nonrecurring assets and liabilities at the dates indicated:

(dollars in millions)	Fair Value at September 30, 2026 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,013	DCF	Discount spread	2.75% - 25.00% (14.35%)
			Loss estimate	0.00% - 42.64% (6.55%)
			Extension of loan(1)	48 months or 60 months
Equity securities	890	Market comparable pricing	Liquidity discount	0.00% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (6.8x)
MSRs	83	DCF	CPR (2)	6.53% - 37.07% (6.94%)
			Discount rate (3)	9.22%
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
(4) Excluded insignificant Level 3 assets and liabilities.

NOTE 14. FAIR VALUE (continued)

(dollars in millions)	Fair Value at December 31, 2025 (4)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Financial Assets:
Beneficial interest in Structured LLC	$1,097	DCF	Discount spread	2.75% - 25.00% (13.78%)
			Loss estimate	0.00% - 81.33% (6.85%)
			Extension of loan (1)	48 or 60 months
Equity securities	$992	Market comparable pricing	Liquidity discount	0.00% - 25.00% (24.00%)
			Multiples of revenue	0.8x - 17.9x (3.8x)
MSRs	$80	DCF	CPR (2)	6.48% - 39.82% (7.07%)
			Discount rate (3)	9.22%
(1), (2), (3), (4) - See corresponding footnotes to the September 30, 2026 Level 3 significant inputs table above.

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments which have not previously been disclosed above are as follows as of the dates indicated:

	September 30, 2026					December 31, 2025
(dollars in millions)	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash, cash equivalents, and restricted cash	$30,230	$30,230	$30,230	$—	$—	$19,696	$19,696	$19,696	$—	$—
Federal funds sold and securities purchased under resale agreements or similar arrangements	9,592	9,572	—	9,572	—	8,640	8,641	—	8,641	—
Investments in debt securities HTM	22,584	20,732	1,771	18,961	—	13,212	11,871	2,087	9,784	—
Equity and other investments (2)	936	936	41	5	890	997	997	—	5	992
LHFI, net (3)	135,058	137,215	—	532	136,683	76,891	77,028	—	382	76,646

Financial liabilities:
Deposits (1)	21,032	21,002	—	21,002	—	15,077	15,095	—	15,095	—
Federal funds purchased and securities loaned or sold under repurchase agreements	22,790	22,772	—	22,772	—	19,460	19,463	—	19,463	—
Borrowings and other debt obligations	42,816	42,790	—	42,408	382	37,102	37,747	—	34,364	3,383
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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Condensed Consolidated Balance Sheets:

Cash, cash equivalents, and restricted cash

Cash, cash equivalents, and restricted cash include cash and due from depository institutions, interest-bearing deposits in other banks, and cash subject to restrictions on withdrawal or use. The related fair value measurements have been classified as Level 1, since their carrying value approximates fair value due to the short-term nature of the asset.

Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Securities Financing Activities

No quoted prices exist for Securities Financing Activities, so fair value is determined using a DCF technique. Cash flows are estimated based on the terms of the contract. These cash flows are discounted using interest rates appropriate to the maturity of the instrument as well as the nature of the underlying collateral. Securities Financing Activities are classified as Level 2. At September 30, 2026, the fair value of the underlying collateral was $45.9 billion before netting of $23.7 billion, all of which was sold or re-pledged.

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

NOTE 14. FAIR VALUE (continued)

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

LHFS

At September 30, 2026 and December 31, 2025, the Company had LHFS for which the FVO has been elected, primarily related to loans that are attributed to CIB whole loan aggregation and bridge lending programs. Electing the FVO allows the Company to record loans in these programs at fair value. The Company may enter into hedges on these LHFS portfolios, These hedges are reported at fair value; as a result, the loans and associated hedges are carried at fair value, reducing earnings volatility.

The following table summarizes the differences between the fair value and the principal balance of financial instruments measured at fair value on a recurring basis as of the dates indicated:

	September 30, 2026			December 31, 2025
(in millions)	Fair Value	Principal Balance	Difference	Fair Value	Principal Balance	Difference
LHFS(1)	$1,685	$1,668	$17	$1,531	$1,484	$47
RICs HFI	3	3	—	5	5	—
(1) LHFS disclosed on the Condensed Consolidated Balance Sheets also includes $288 million and $55 million of LHFS valued on a non-recurring basis at September 30, 2026 and December 31, 2025, respectively, that are held at the lower of cost or fair value that are not presented within this table. There were no nonaccrual loans related to the LHFS measured using the FVO.

NOTE 15. NON-INTEREST INCOME

The following table presents the details of the Company's non-interest income for the following periods:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Non-interest income:
Consumer and commercial fees	$146	$128	$379	$364
Lease income	260	395	866	1,279
Capital markets and foreign exchange income	344	154	767	382
Miscellaneous income, net
Mortgage banking income and multifamily servicing fees, net	(20)	15	2	54
BOLI	30	17	57	48
Net (loss) / gain on operating leases	1	10	26	21
Asset and wealth management fees	82	77	282	248
Gain / (Loss) on non-mortgage loans, net	(29)	1	(55)	6
Other miscellaneous income /(loss), net	43	24	96	106
Securities (losses) / gains, net	(176)	53	(129)	115
Total non-interest income	$681	$874	$2,291	$2,623
Disaggregation of Revenue from Contracts with Customers

The following table presents the Company's non-interest income disaggregated by revenue source:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2026	2025	2026	2025
Non-interest income:
In-scope of revenue from contracts with customers:
Depository services (1)	$45	$33	$109	$96
Commission and trailer fees (2)	77	80	268	249
Interchange income, net (2)	26	22	65	61
Underwriting service fees (2)	167	76	397	220
Asset and wealth management fees (2)	23	100	276	274
Other revenue from contracts with customers (2)	9	—	10	6
Total in-scope of revenue from contracts with customers	347	311	1,125	906
Out-of-scope of revenue from contracts with customers:
Consumer and commercial fees (3)	79	70	203	204
Lease income	260	395	866	1,279
Other miscellaneous income/(loss), net (3)	171	45	226	119
Securities (losses) / gains, net	(176)	53	(129)	115
Total out-of-scope of revenue from contracts with customers	334	563	1,166	1,717
Total non-interest income	$681	$874	$2,291	$2,623
(1) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Consumer and commercial fees.
(2) Primarily recorded in the Company's Condensed Consolidated Statements of Operations within Miscellaneous income, net.
(3) The balance presented excludes certain revenue streams that are considered in-scope and presented above.

NOTE 16. INCOME TAXES

An income tax provision of $62 million and $305 million was recorded for the three months and nine months ended September 30, 2026, compared to an income tax provision of $90 million and $145 million for the corresponding periods in 2025. This resulted in an ETR of 20.2% and 19.7% for the three months and nine months ended September 30, 2026, compared to 16.4% and 9.9% for the corresponding periods in 2025. The increase in ETR for the three months and nine months ended September 30, 2026, when compared to the same periods in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

The Company had a net deferred tax asset balance of $801 million at September 30, 2026 (consisting of a federal deferred tax asset balance of $600 million and a state deferred tax asset balance of $201 million with respect to jurisdictional netting), compared to a net deferred tax asset balance of $380 million at December 31, 2025 (consisting of a federal deferred tax asset balance of $285 million and a state deferred tax asset balance of $95 million). The $421 million change in the net deferred tax asset for the period ended September 30, 2026 was primarily due to the inclusion of the deferred tax asset of $419 million related to the Webster acquisition.

On July 4, 2025, the OBBBA was enacted into law, which the Company has fully incorporated effective for the fiscal year ending 2025. The Company is monitoring the impact of the OBBBA to state and local income tax legislative proposals.

NOTE 17. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and meeting conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits, and monitoring procedures. See Note 13 to these Condensed Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2026	December 31, 2025
(in millions)
Commitments to extend credit	$33,790	$21,829
Letters of credit	1,948	1,376
Recourse exposure on sold loans	4	4
Total commitments	$35,742	$23,209

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

Included within the reported balances for commitments to extend credit at September 30, 2026 and December 31, 2025 were $5.7 billion and $3.7 billion, respectively, of commitments that can be canceled by the Company without notice.

Commitments to extend credit also include amounts committed by the Company to fund its investments in CRA, LIHTC, and other equity method investments in which it is a limited partner.

NOTE 17. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guaranty. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. Of these commitments, $1.4 billion had maturities within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a requested draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2026 was $1.9 billion. The fees related to letters of credit are deferred and amortized over the lives of the respective commitments and were immaterial to the Company’s financial statements at September 30, 2026. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. As of September 30, 2026 and December 31, 2025, the liability related to unfunded lending commitments was $65 million and $53 million, respectively.

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

Agreements

The Company sells production and investment tax credits to third parties. The Company may be obligated to indemnify the purchasers for losses incurred as a result of recapture or reductions of the tax credits. The indemnification expires at the later of the end of the recapture periods or when the purchaser's tax returns are no longer subject to audit. At September 30, 2026, these amounts were not material to the overall financial position or results of operations of the Company.

In connection with the sale of RICs through securitizations and other sales, SC and SBNA have made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SC or SBNA to repurchase loans previously sold to on or off-balance sheet Trusts or other third parties. As of September 30, 2026, there were no loans that were the subject of a demand to repurchase or replace for breach of representations and warranties for SC's or SBNA's ABS or other sales. In the opinion of management, the potential exposure of other recourse obligations related to RIC sale agreements is not expected to have a material adverse effect on the Company's business, consolidated financial position, results of operations, or cash flows.

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

NOTE 17. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

As of September 30, 2026 and December 31, 2025, the Company accrued aggregate legal and regulatory liabilities of approximately $18 million and $16 million, respectively. Further, the Company estimates the aggregate range of reasonably possible losses for legal and regulatory proceedings in excess of reserves established of up to approximately $28 million and $38 million as of September 30, 2026 and December 31, 2025, respectively. Set forth below are descriptions of the significant lawsuits, regulatory matters, and other legal proceedings to which the Company is subject.

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

Enterprise Financial Group v. SC. EFG, a former service provider to SC that provided a guaranteed asset protection debt insurance program, sued SC for breach of contract, alleging that SC placed non-conforming loans in the program, resulting in EFG losses. The case is pending in Texas District Court, Dallas County, and is captioned Enterprise Financial Group v. SC, Case No. 18-08119. SC asserted a counterclaim against EFG seeking approximately $11 million in connection with EFG’s refusal to pay claims. A jury trial concluded on November 2, 2022 and the jury awarded EFG $5 million and SC $4 million. On May 9, 2023, the court issued a final judgment awarding EFG approximately $11 million, and eliminating the jury award of $4 million in favor of SC. On July 17, 2023, the court heard arguments on SC’s motion for judgment notwithstanding the verdict, a new trial and remittitur. The court denied SC's motions for judgment notwithstanding the verdict, new trial, or remittitur. On December 31, 2024, the Court of Appeals for the Fifth District of Texas at Dallas denied SC's appeal of the trial court judgment. SC filed a petition for rehearing with the appellate court on January 14, 2025. On January 31, 2025, the court denied rehearing before the panel that heard the appeal; SC's petition for rehearing en banc remains pending. On June 18, 2025, the court responded by issuing an opinion affirming the trial court's judgment, finding that SC's trial counsel did not properly preserve its objections to jury charges for appeal. SC filed an appeal with the Texas Supreme Court, which appeal is fully briefed and pending with the Court.

This matter is ongoing and could in the future result in the imposition of damages, fines, or other penalties. No assurance can be given that the ultimate outcome of this matter or any resulting proceedings would not materially and adversely affect the Company's business, financial condition, and results of operations.

NOTE 17. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

NOTE 18. RELATED PARTY TRANSACTIONS

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

On February 3, 2026, Santander and Webster entered into the Transaction Agreement, pursuant to which Santander acquired Webster on August 20, 2026. In connection with the acquisition, Santander contributed Webster Virginia as successor to Webster, to SHUSA and merged Webster Bank with SBNA. Refer to Note 1 to these Condensed Consolidated Financial Statements.

Debt and derivative activities

The Company and its affiliates have various debt and derivative agreements with Santander. For further details of these agreements, see Note 9 and Note 13 to these Condensed Consolidated Financial Statements and Note 21 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025. During the second quarter of 2026, the Company entered into a new fair value hedge with Santander to hedge the Company’s debt issuances.

Mezzanine and Stockholder's Equity

The Company has preferred stock outstanding as discussed in Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025 and Note 11 to these Condensed Consolidated Financial Statements. As of September 30, 2026, Santander was the sole holder of the Company's Series E, F, G and J preferred stock.

During the nine months ended September 30, 2026, the Company declared and paid dividends to its common stock shareholder, Santander, in the amount of $250 million. In addition, during the nine months ended September 30, 2026, the Company declared and paid dividends to its preferred stock shareholders, primarily Santander, in the amount of $135 million.

During the nine months ended September 30, 2026, the Company acquired shares of common stock from Santander to satisfy vested stock awards granted to SHUSA employees. The share price paid to Santander was in excess of the price at the grant date by approximately $45 million. The excess is recorded as a return of capital to Santander.

Deposit and checking accounts

The Company holds deposits for affiliates that are not consolidated by SHUSA. Refer to Note 9 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

Repurchase Agreements

The Company also enters into intercompany Securities Financing Activities with Santander and its affiliates as discussed in Note 13 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for 2025.

NOTE 19. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

During the third quarter of 2026, in connection with the acquisition of Webster, the Company revised its reportable segment structure to reflect changes in the manner in which its businesses are organized and managed and financial information is evaluated by the Company's CODM, primarily the combination of the C&I and CRE reportable segments into Commercial Banking. The CODM is the Company's CEO. Accordingly, prior-period business segment Information has been recast to conform to the current period presentation. The recast had no impact on the Company's previously reported consolidated financial position or results of operations.

The Company's reportable segments reflect the manner in which its businesses are organized and managed and how financial information is evaluated by the CODM for purposes of assessing performance and allocating resources. The Company has identified the following reportable segments: Auto, CBB, Commercial Banking, CIB, and Wealth Management.
•The Auto segment includes the Company's consumer and commercial auto loans and leases and commercial loans to dealers and dealer floorplan financing products. This includes the Company's specialized consumer finance business focused on vehicle finance and third-party servicing. The primary activity of the Company's specialized consumer finance business is the indirect origination of RICs, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. The Company offers a full spectrum of auto financing products and services to captive financing companies. These products and services include consumer RICs and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. The Company also originates vehicle loans through a web-based direct lending program, purchases vehicle RICs from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders.
•The CBB segment includes the products and services provided to consumer and small business banking customers, including consumer deposit, small business banking, unsecured lending, and investment services. This segment offers a wide range of products and services to consumers and business banking customers, including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs, and retirement savings products. It also offers lending products such as home loans, credit cards and small business loans such as business lines of credit. In addition, the Company makes investment services available to its retail customers, including products such as annuities, mutual funds, managed accounts, and insurance products through a networking agreement with a consolidated affiliate.
•The Commercial Banking segment provides banking products and financial services to commercial customers, including middle-market and large corporate customers, CRE investors and developers, government and non-profit entities, and other institutional clients. The segment's products and services include commercial loans, CRE loans, lines of credit, letters of credit, asset-based lending, specialty and sponsor finance, receivables and other supply chain financing, commercial vehicle and equipment finance, commercial deposit products, treasury and cash management services, and other commercial banking products and services. The segment also provides financing for multifamily and other commercial real estate properties and includes community development finance activities, including the origination of CRA-eligible loans and investments.
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
•The Wealth Management segment provides private banking, wealth management, investment and financial advisory, financial operations, and portfolio management services to individuals, families, businesses, and institutions. The segment's product and services include wealth management solutions, private banking and tailored lending solutions, and other financial advisory services. The segment also includes the Company's international private banking, financial operations services, and portfolio management businesses, which provide banking and asset management services to foreign individuals and corporations based primarily in Latin America, as well as the Company's investment in the U.K. Limited Partnership.

NOTE 19. BUSINESS SEGMENT INFORMATION (continued)

The Company also offers customer-related derivatives across segments to hedge interest rate risk. In the Commercial Banking and CIB segments and the dealer commercial lending division of the Auto segment, the Company offers derivatives relating to foreign exchange and lending arrangements. See Note 13 to these Condensed Consolidated Financial Statements for additional details.

The Other category includes certain treasury, corporate and functional activities that are not allocated to the Company's reportable segments, certain immaterial subsidiaries, unallocated interest income and expense associated with the Company's borrowings and other debt obligations, certain unallocated corporate income and indirect expenses, and other amounts not directly attributable to the Company's reportable segments. Following the acquisition of Webster, the Other category also includes the Company's Healthcare Financial Services business, which provides healthcare-focused financial products and administrative services to employers, individuals and institutional partners which does not meet the requirements to be separately reported. The Other category includes certain amounts required to reconcile the results of the Company's reportable segments to the Company's consolidated results.

The Company's segment results are derived from the Company's internal profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the reportable segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to reportable segment deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits based on the mix of borrowings available to the Company with comparable maturity periods.

Other income and expenses directly attributable to a reportable segment, including fees, service charges, salaries and benefits, and other direct expenses, are reflected within each segment's financial results. Certain corporate, shared-service and other indirect expenses are allocated to the reportable segments using management-established allocation methodologies. Accounting policies for the reportable segments are the same as those used in preparation of these Condensed Consolidated Financial Statements with respect to activities specifically attributable to each reportable segment. The preparation of segment results requires management to establish methodologies to allocate funding costs and benefits, expenses, and other financial elements to the reportable segments. Where practical, the results are adjusted to present consistent methodologies for the reportable segments.

The Company's management reporting methodologies are subject to periodic review and enhancements. Changes to these methodologies may affect the results reported for individual segments but do not impact the Company's consolidated results. When significant changes to management reporting methodologies occur, prior-period segment information is reclassified, wherever practical, to conform to the current-period presentation.

Results of Segments

The following tables outline the discrete financial information regularly provided to the CODM.

(in millions)	SHUSA Reportable Segments
Three months ended	Consumer Activities
September 30, 2026	Auto	CBB	Commercial Banking	CIB	Wealth Management	Other(1)	Total
	(in millions)
Interest income	$1,594	$1,022	$916	$671	$85	$(831)	$3,457
Interest expense	608	552	582	567	45	(805)	1,549
Fees and other income	26	60	50	129	95	61	421
Lease income	260	—	—	—	—	—	260
Credit loss expense / (benefit)	506	17	66	19	(1)	(6)	601
Lease expense	205	—	—	—	—	—	205
General, administrative and other expenses	289	450	160	263	89	225	1,476
Income/(loss) before income taxes	272	63	158	(49)	47	(184)	307
(1) Other includes certain treasury and corporate activities, the Healthcare Financial Services business acquired in the Webster acquisition, other immaterial entities, non-strategic assets, the investment portfolio, unallocated interest expense, intangible asset amortization, and other unallocated corporate and reconciling items.

NOTE 19. BUSINESS SEGMENT INFORMATION (continued)

(in millions)	SHUSA Reportable Segments
Three months ended	Consumer Activities
September 30, 2025	Auto	CBB	Commercial Banking	CIB	Wealth Management	Other(1)	Total
Interest income	$1,633	$752	$586	$734	$86	$(658)	$3,133
Interest expense	683	374	384	667	39	(533)	1,614
Fees and other income	50	76	38	211	93	11	479
Lease income	395	—	—	—	—	—	395
Credit loss expense / (benefit)	382	3	(16)	(1)	—	—	368
Lease expense	336	—	—	—	—	—	336
General, administrative and other expenses	351	392	94	233	80	(7)	1,143
Income/(loss) before income taxes	326	59	162	46	60	(107)	546
(1) Refer to corresponding notes above.

(in millions)	SHUSA Reportable Segments
Nine months ended	Consumer Activities
September 30, 2026	Auto	CBB	Commercial Banking	CIB	Wealth Management	Other (1)	Total
Interest income	$4,754	$2,492	$1,962	$1,922	$240	$(2,140)	$9,230
Interest expense	1,847	1,325	1,252	1,629	121	(1,869)	4,305
Fees and other income	86	205	133	612	310	79	1,425
Lease income	866	—	—	—	—	—	866
Credit loss expense / (benefit)	1,204	19	43	22	(1)	(7)	1,280
Lease expense	708	—	—	—	—	—	708
General, administrative and other expenses	898	1,203	343	743	249	243	3,679
Income/(loss) before income taxes	1,049	150	457	140	181	(428)	1,549
Total assets	55,266	22,074	71,001	38,927	9,553	65,695	262,516
(1) Other includes certain treasury and corporate activities, the Healthcare Financial Services business acquired in the Webster acquisition, other immaterial entities, non-strategic assets, the investment portfolio, unallocated interest expense, intangible asset amortization, and other unallocated corporate and reconciling items.

(in millions)	SHUSA Reportable Segments
Nine months ended	Consumer Activities
September 30, 2025	Auto	CBB	Commercial Banking	CIB	Wealth Management	Other (1)	Total
Interest income	$4,874	$2,217	$1,751	$2,213	$258	$(1,861)	$9,452
Interest expense	2,062	1,115	1,147	2,021	112	(1,464)	4,993
Fees and other income	140	209	107	563	287	38	1,344
Lease income	1,279	—	—	—	—	—	1,279
Credit loss expense / (benefit)	1,121	67	(13)	(7)	—	(1)	1,167
Lease expense	1,031	—	—	—	—	—	1,031
General, administrative and other expenses	1,036	1,170	285	696	226	6	3,419
Income/(loss) before income taxes	1,043	74	439	66	207	(364)	1,465
Total assets	56,864	9,197	26,834	32,687	9,087	33,447	168,116
(1) Refer to corresponding notes above.

NOTE 20. SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow information for the nine months ended September 30, 2026 and 2025 was as follows:

	Nine months ended September 30,
	2026	2025
	(in millions)
NON-CASH TRANSACTIONS
Loans transferred to/(from) OREO and other repossessed assets	$24	$21
Loans transferred from/(to) LHFI (from)/to LHFS, net	550	41
Transfer of financial interest in a VIE - Loans	—	245
Transfer of financial interest in a VIE - Borrowings	—	154
Unsettled purchases of investment securities	2,329	109
Unsettled sales of investment securities	1,469	—
Non-cash transfer of financial assets in an off-balance sheet securitization transaction	—	1,149
Dividends declared and payable to shareholder	—	44
Exchange of Webster Series F and G preferred stock for SHUSA Series H and I preferred stock	252	—
Contribution from Parent Company (1)	9,317	—
(1) Net of cash contributed of $3.2 billion. Includes Webster Series F and G preferred stock acquired for no consideration in the amount of $252 million.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Acquisition of Webster

On August 20, 2026, Santander completed the previously announced acquisition of Webster. Immediately after completing the acquisition of Webster, Santander contributed all outstanding shares of Webster Virginia common stock to SHUSA and Webster Virginia merged with and into SHUSA with SHUSA surviving the merger. Webster Bank also merged with and into SBNA, with SBNA surviving the merger.

Historical periods reflect results of legacy SHUSA operations. Subsequent to the closing of this acquisition, results reflect combined post-acquisition activity. For further information on the acquisition of Webster, refer to Note 1 of these Condensed Consolidated Financial Statements.

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

The Federal Reserve tailors its supervisory programs and regulatory requirements by category based on firm-specific characteristics such as total assets, cross-jurisdictional activity, and nonbank asset or off-balance sheet exposure. As of September 30, 2026, SHUSA was designated a Category IV institution under the Federal Reserve's tailoring rule. Institutions that change to a higher category would become subject to the requirements of the new category, as prescribed by the Federal Reserve, generally within two quarters of the change in category. As a result of the acquisition of Webster, SHUSA is expected to become subject to Category III requirements during 2027.

Regulatory Capital Requirements

U.S. Basel III regulatory capital rules are applicable to both SHUSA and SBNA.

These rules include prompt corrective action thresholds that require banking organizations, including SHUSA and SBNA, to maintain a minimum CET1 capital ratio of 4.5%, a minimum Tier 1 capital ratio of 6.0%, a minimum total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, with each ratio calculated as defined in applicable regulations. A further capital conservation buffer of 2.5% above these minimum ratios is required for banking institutions to make capital distributions, including paying dividends.

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

Material restrictions can be imposed on SBNA, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized banks generally may not make any payment of principal or interest on their subordinated debt, and all but well-capitalized banks are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution. At September 30, 2026, SBNA met the criteria to be classified as “well-capitalized.”

CRA

During the third quarter of 2026, the FDIC and OCC announced changes related to the implementation and administration of the CRA. Management is evaluating the impact of these developments on the Company's CRA compliance framework, reporting processes, and community development activities. Based on information currently available, the Company does not expect the announced changes to have a material impact on its consolidated financial condition, results of operations, or liquidity. The Company will continue to monitor regulatory developments and assess any effects on its business practices, compliance obligations, and strategic initiatives.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS

CONSOLIDATED AVERAGE BALANCE SHEET / NET INTEREST MARGIN ANALYSIS
	Three months ended September 30, 2026 and 2025
	2026 (1)			2025 (1)			Interest	Change due to
(dollars in millions)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$12,998	$168	5.17%	$16,099	$231	5.74%	$(63)	$(42)	$(21)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	35,932	328	3.65%	38,591	414	4.30%	(86)	(27)	(59)
Federal funds sold and securities purchased under resale or similar agreements, netting	(25,559)			(28,064)
Federal funds sold and securities purchased under resale or similar agreements, net	10,373			10,527
AFS	10,968	142	5.18%	7,436	98	5.27%	44	46	(2)
HTM	15,458	128	3.31%	11,211	78	2.77%	50	33	17
Trading securities	18,861	249	5.28%	17,154	210	4.89%	39	22	17
Other investments	3,198	13	1.63%	1,579	9	2.36%	4	6	(2)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$71,856	$1,028	5.72%	$64,006	$1,040	6.50%	$(12)	$38	$(50)
LOANS (4):
C&I	17,961	263	5.86%	8,656	96	4.43%	167	128	39
CRE	15,246	245	6.43%	8,891	158	7.13%	87	101	(14)
Other commercial loans	9,390	114	4.86%	8,082	99	4.89%	15	16	(1)
Multifamily	12,520	150	4.79%	9,633	112	4.66%	38	35	3
Total commercial loans	55,117	772	5.60%	35,262	465	5.27%	307	280	27
Consumer loans:
Residential mortgages	9,479	127	5.36%	5,517	56	4.09%	71	50	21
Home equity loans and lines of credit	2,192	37	6.75%	1,910	34	7.15%	3	5	(2)
Total consumer loans secured by real estate	11,671	164	5.62%	7,427	90	4.85%	74	55	19
RICs and auto loans	43,884	1,475	13.44%	42,956	1,484	13.82%	(9)	33	(42)
Personal unsecured	610	18	11.80%	1,509	50	13.30%	(32)	(27)	(5)
Other consumer	19	—	—%	24	4	59.65%	(4)	(1)	(3)
Total consumer	56,184	1,657	11.80%	51,916	1,628	12.54%	29	60	(31)
Total loans	111,301	2,429	8.73%	87,178	2,093	9.60%	336	340	(4)
TOTAL EARNING ASSETS	183,157	3,457	7.55%	151,184	3,133	8.29%	324	378	(54)
Non-interest bearing assets (5)	26,790			21,656
TOTAL ASSETS	$209,947			$172,840
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$17,458	$57	1.31%	$12,155	$41	1.34%	$16	$17	$(1)
Savings	21,833	123	2.25%	9,180	61	2.67%	62	70	(8)
Money market	37,137	263	2.83%	26,042	196	3.00%	67	77	(10)
CDs	17,179	153	3.56%	16,465	163	3.97%	(10)	7	(17)
TOTAL INTEREST-BEARING DEPOSITS	93,607	596	2.55%	63,842	461	2.89%	135	171	(36)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	49,971	460	3.68%	52,345	568	4.34%	(108)	(25)	(83)
Federal funds purchased and securities sold under agreements to repurchase, netting	(25,559)			(28,064)
Federal funds purchased and securities sold under agreements to repurchase, net	24,412			24,281
Trading liabilities	3,750	42	4.48%	3,343	36	4.34%	6	5	1
FHLB advances	3,723	38	4.08%	1,968	22	4.40%	16	17	(1)
Other borrowings	30,949	413	5.34%	39,330	527	5.36%	(114)	(112)	(2)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	62,834	953	6.07%	68,922	1,153	6.69%	(200)	(115)	(85)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	156,441	1,549	3.96%	132,764	1,614	4.86%	(65)	56	(121)
Non-interest bearing liabilities (6)	28,406			20,995
TOTAL LIABILITIES	184,847			153,759
Mezzanine equity	2,190			2,000
STOCKHOLDER’S EQUITY	22,910			17,081
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$209,947			$172,840
NET INTEREST SPREAD (7)			3.59%			3.43%
NET INTEREST MARGIN (8)			4.17%			4.02%
NET INTEREST INCOME		$1,908			$1,519

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Nine months ended September 30, 2026 and 2025
	2026 (1)			2025 (1)			Interest	Change due to
(dollars in millions)	Average Balance	Interest	Yield/ Rate(2)	Average Balance	Interest	Yield/ Rate(2)	Increase/(Decrease)	Volume	Rate
Interest-earning deposits	$13,121	$485	4.93%	$18,066	$746	5.50%	$(261)	$(189)	$(72)
Federal funds sold and securities purchased under resale or similar agreements, gross (3)	34,351	931	3.61%	40,149	1,313	4.36%	(382)	(174)	(208)
Federal funds sold and securities purchased under resale or similar agreements, netting	(23,283)			(29,548)
Federal funds sold and securities purchased under resale or similar agreements, net	11,068			10,601
AFS	8,281	323	5.20%	7,284	289	5.29%	34	39	(5)
HTM	13,909	324	3.11%	10,291	197	2.55%	127	78	49
Trading securities	18,737	721	5.13%	15,545	567	4.86%	154	121	33
Other investments	2,770	33	1.59%	1,533	30	2.62%	3	6	(3)
TOTAL SECURITIES FINANCING ACTIVITIES, INVESTMENTS AND INTEREST-EARNING DEPOSITS	$67,886	$2,817	5.53%	$63,320	$3,142	6.62%	$(325)	$(119)	$(206)
LOANS (4):
C&I	11,470	474	5.51%	8,513	288	4.51%	186	114	72
CRE	10,535	510	6.45%	8,907	462	6.92%	48	76	(28)
Other commercial loans	8,798	312	4.73%	8,067	306	5.05%	6	20	(14)
Multifamily	10,525	361	4.57%	9,692	333	4.59%	28	29	(1)
Total commercial loans	41,328	1,657	5.35%	35,179	1,389	5.26%	268	239	29
Consumer loans:
Residential mortgages	6,626	227	4.57%	5,461	167	4.07%	60	38	22
Home equity loans and lines of credit	1,885	93	6.58%	1,981	105	7.09%	(12)	(5)	(7)
Total consumer loans secured by real estate	8,511	320	5.01%	7,442	272	4.87%	48	33	15
RICs and auto loans	43,592	4,388	13.42%	44,079	4,491	13.58%	(103)	(50)	(53)
Personal unsecured	513	47	12.22%	1,616	157	12.98%	(110)	(101)	(9)
Other consumer	17	1	7.84%	29	1	5.53%	—	—	—
Total consumer	52,633	4,756	12.05%	53,166	4,921	12.34%	(165)	(118)	(47)
Total loans	93,961	6,413	9.10%	88,345	6,310	9.52%	103	121	(18)
TOTAL EARNING ASSETS	161,847	9,230	7.60%	151,665	9,452	8.31%	(222)	2	(224)
Non-interest bearing assets (5)	22,778			22,173
TOTAL ASSETS	$184,625			$173,838
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest-bearing demand deposits	$13,779	$119	1.15%	$12,202	$120	1.31%	$(1)	$5	$(6)
Savings	16,686	337	2.69%	7,838	142	2.41%	195	177	18
Money market	29,863	616	2.75%	26,025	598	3.06%	18	57	(39)
CDs	15,240	407	3.56%	18,536	578	4.16%	(171)	(94)	(77)
TOTAL INTEREST-BEARING DEPOSITS	75,568	1,479	2.61%	64,601	1,438	2.97%	41	145	(104)
Federal funds purchased and securities sold under agreements to repurchase, gross (3)	48,208	1,312	3.63%	52,510	1,719	4.37%	(407)	(133)	(274)
Federal funds purchased and securities sold under agreements to repurchase, netting	(23,283)			(29,548)
Federal funds purchased and securities sold under agreements to repurchase, net	24,925			22,962
Trading liabilities	3,987	131	4.38%	3,329	109	4.38%	22	22	—
FHLB advances	1,692	51	4.02%	2,841	100	4.69%	(49)	(36)	(13)
Other borrowings	33,223	1,332	5.35%	40,139	1,627	5.40%	(295)	(280)	(15)
TOTAL SECURITIES FINANCING ACTIVITIES AND BORROWED FUNDS	63,827	2,826	5.90%	69,271	3,555	6.84%	(729)	(427)	(302)
TOTAL INTEREST-BEARING FUNDING LIABILITIES	139,395	4,305	4.12%	133,872	4,993	4.97%	(688)	(282)	(406)
Non-interest-bearing liabilities (6)	24,352			21,347
TOTAL LIABILITIES	163,747			155,219
Mezzanine equity	2,064			2,000
STOCKHOLDER’S EQUITY	18,814			16,619
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$184,625			$173,838
NET INTEREST SPREAD (7)			3.48%			3.34%
NET INTEREST MARGIN (8)			4.06%			3.92%
NET INTEREST INCOME		$4,925			$4,459
(1)Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.
(2)Yields calculated using taxable equivalent net interest income.
(3)Represents the average gross Securities Financing Activities balance, including activity that qualifies for balance sheet netting, as discussed further in Note 12 to these Condensed Consolidated Financial Statements.
(4)Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances include non-accrual loans and LHFS.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
(5)Includes allowance for loan losses and Other assets including leases, goodwill and intangibles, premises and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 6 for further discussion.
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

NET INTEREST INCOME

Overall, the increase in net interest for the three months and nine months ended September 30, 2026, compared to the same period in 2025 was primarily driven by higher loan and investment securities volumes, coupled with reduced funding costs on securities financing activities and borrowings and other debt obligations. These positive impacts were partially offset by lower deposit-related income. The net result reflects the combined effect of balance sheet repositioning and higher market interest rates during the period.

Net interest income increased $389 million and $466 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The primary drivers of these changes are summarized below:

Comparison to prior year quarter to date
•Loans – Interest income increased 16.05% for the three months ended September 30, 2026, compared to the same period in 2025. The three-month change was primarily attributable to a 66.02% increase in interest on total commercial loans, driven by higher average volumes from loans acquired in connection with the Webster acquisition.
•Investment securities – Interest income increased 34.68% for the three months ended September 30, 2026, compared to the corresponding period in 2025, driven by higher average securities volumes, primarily related to securities acquired in connection with the Webster acquisition, as well as higher ABS and U.S. Treasury volumes.
•Deposits and related customer accounts – Interest expense increased 29.28% for the three months ended September 30, 2026, compared to the corresponding period in 2025, driven by higher average volumes from deposits acquired in connection with the Webster acquisition.
•Securities Financing Activities and borrowed funds – Interest expense decreased 17.35% for the three months ended September 30, 2026, compared to the same period in 2025, driven by lower average borrowing volumes and lower rates paid on securities financing activities.

Comparison to prior year to date
•Interest-earning deposits – Interest income decreased 34.99% for the nine months ended September 30, 2026, compared to the corresponding period in 2025. This change was driven by lower balances held at the Federal Reserve.
•Federal funds sold and securities purchased under resale agreements – Interest income decreased 29.09% for the nine months ended September 30, 2026, compared to the same period in 2025. This change was attributable to lower average volumes and lower average yields.
•Investment securities – Interest income increased 29.36% for the nine months ended September 30, 2026, compared to the corresponding period in 2025, driven by higher average securities volumes, primarily related to securities acquired in connection with the Webster acquisition, as well as higher ABS and U.S. Treasury volumes.
•Securities Financing Activities and borrowed funds – Interest expense decreased 20.51% for the nine months ended September 30, 2026, compared to the same period in 2025, driven by lower average borrowing volumes and lower rates paid on securities financing activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT LOSS EXPENSE (BENEFIT)

The Company had credit loss expense of $601 million and $1.3 billion for the three months and nine months ended September 30, 2026, compared to credit loss expense of $368 million and $1.2 billion for the corresponding periods in 2025. The higher credit loss expense during the three months and nine months ended September 30, 2026 was primarily due to the acquisition of Webster this quarter and a higher reserve release in RICs and auto loans during the prior periods.

Credit loss expense on commercial loans increased $77 million and increased $90 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025 primarily due to the acquisition of Webster.

Credit loss expense on consumer loans increased $121 million and increased $13 million for the three months and nine months ended September 30, 2026, compared to the corresponding periods in 2025. This was primarily due to the acquisition of Webster this quarter and a higher reserve release in RICs and auto loans during the prior periods.

The credit loss expense on unfunded credit losses for the three months and nine months ended September 30, 2026 increased $35 million and increased $10 million compared to the corresponding periods in 2025 primarily due to the acquisition of Webster.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-INTEREST INCOME

	Three months Ended September 30,		Nine months ended September 30,		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Consumer fees (1)	$108	$104	$283	$282	$4	3.8%	$1	0.4%
Commercial fees (2)	38	24	96	82	14	58.3%	14	17.1%
Lease income	260	395	866	1,279	(135)	(34.2)%	(413)	(32.3)%
Capital markets and foreign exchange income	344	154	767	382	190	123.4%	385	100.8%
Miscellaneous income, net	107	144	408	483	(37)	(25.7)%	(75)	(15.5)%
Securities (losses) / gains, net	(176)	53	(129)	115	(229)	(432.1)%	(244)	(212.2)%
Total non-interest income	$681	$874	$2,291	$2,623	$(193)	(22.1)%	$(332)	(12.7)%
(1) Consumer fees primarily include consumer deposit fees, consumer loan fees, (including origination, servicing, and late fees), and insurance and investment fees.
(2) Commercial fees primarily include commercial deposit fees and commercial loan fees.

Total non-interest income decreased $193 million and decreased $332 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily comprised of:

•Commercial fees increased $14 million and $14 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to an increase in commercial deposit fees and commercial loan fees.
•Lease income decreased $135 million and $413 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily driven by a lower number of active leased vehicle units due to lower lease originations along with portfolio runoff.
•Capital markets and foreign exchange income increased $190 million and $385 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily driven by higher investment banking income and derivative gains.
•Miscellaneous income, net decreased $37 million and $75 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to the decrease in mortgage banking income, loss on sale of non-mortgage loans, partially offset by an increase in BOLI and an increase in asset and wealth management fees.
•Securities (losses) / gains, net decreased $229 million and $244 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily due to trading securities losses in the current period compared to gains in the corresponding periods.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
GENERAL, ADMINISTRATIVE AND OTHER EXPENSES

	Three months Ended September 30,		Nine months Ended September 30,		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Compensation and benefits	$809	$534	$1,895	$1,607	$275	51.5%	$288	17.9%
Occupancy and equipment expenses	179	168	502	525	11	6.5%	(23)	(4.4)%
Technology, outside services, and marketing expense	222	203	628	620	19	9.4%	8	1.3%
Lease expense	205	336	708	1,031	(131)	(39.0)%	(323)	(31.3)%
Other expenses	266	238	654	667	28	11.8%	(13)	(1.9)%
Total general, administrative and other expenses	$1,681	$1,479	$4,387	$4,450	$202	13.7%	$(63)	(1.4)%

Total general, administrative and other expenses increased $202 million and decreased $63 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The most significant factors contributing to these changes were as follows:

•Compensation and benefits increased $275 million and $288 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, primarily driven by the Webster acquisition.
•Lease expense decreased $131 million and $323 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025, due to lower auto lease volumes resulting in lower depreciation expense.

INCOME TAX PROVISION

An income tax provision of $62 million and $305 million was recorded for the three months and nine months ended September 30, 2026, respectively, compared to a provision of $90 million and $145 million for the corresponding periods in 2025. This resulted in an ETR of 20.2% and 19.7% for the three months and nine months ended September 30, 2026, respectively, compared to 16.4% and 9.9% for the corresponding periods in 2025.

The increase in ETR for the three months and nine months ended September 30, 2026, when compared to the same periods in 2025, was directly impacted by (i) an increase in forecasted pre-tax income in 2026 and (ii) no electric vehicle tax credits in 2026, offset by $44 million of tax benefit resulted from closed audit years recorded in the first quarter of 2026.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
LINE OF BUSINESS RESULTS

During the third quarter of 2026, the Company revised its reportable segment structure to reflect changes in the manner in which its businesses are organized and managed and financial information is evaluated by the Company's CODM. Accordingly, prior-period business segment information has been recast to conform to the current period presentation. The recast had no impact on the Company's previously reported consolidated financial position or results of operations.

The Company manages its business activities by its five reportable segments, Auto, CBB, Commercial Banking, CIB, and Wealth Management. The tables below reflect certain information by reportable segment and include additional supplementary information related to consumer activities and commercial activities. The supplementary information is deemed to be useful as it represents a view in how we manage the business and also aligns with how our parent, Santander, manages its business from a global perspective.

Consumer Activities

Consumer activities consist of the Company's Auto and CBB reportable segments.

Three months ended	September 30, 2026			September 30, 2025			Total Consumer Activities
(dollars in millions)	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	1,594	1,022	2,616	1,633	752	2,385	231	9.7%
Interest expense	608	552	1,160	683	374	1,057	103	9.7%
Fees and other income	26	60	86	50	76	126	(40)	(31.7)%
Lease income	260	—	260	395	—	395	(135)	(34.2)%
Credit loss expense	506	17	523	382	3	385	138	35.8%
Lease expense	205	—	205	336	—	336	(131)	(39.0)%
General, administrative and other expenses	289	450	739	351	392	743	(4)	(0.5)%
Income before income taxes	272	63	335	326	59	385	(50)	(13.0)%

Nine months ended	September 30, 2026			September 30, 2025			Total Consumer Activities
(dollars in millions)	Auto	CBB	Total Consumer activities	Auto	CBB	Total Consumer Activities	Dollar increase/(decrease)	Percentage
Interest income	4,754	2,492	7,246	4,874	2,217	7,091	155	2.2%
Interest expense	1,847	1,325	3,172	2,062	1,115	3,177	(5)	(0.2)%
Fees and other income	86	205	291	140	209	349	(58)	(16.6)%
Lease income	866	—	866	1,279	—	1,279	(413)	(32.3)%
Credit loss expense	1,204	19	1,223	1,121	67	1,188	35	2.9%
Lease expense	708	—	708	1,031	—	1,031	(323)	(31.3)%
General, administrative and other expenses	898	1,203	2,101	1,036	1,170	2,206	(105)	(4.8)%
Income before income taxes	1,049	150	1,199	1,043	74	1,117	82	7.3%
Total assets	55,266	22,074	77,340	56,864	9,197	66,061	11,279	17.1%

The Company reported total income before income taxes related to its Consumer activities of $335 million and $1.2 billion for the three months and nine months ended September 30, 2026, respectively, compared to income before income taxes of $385 million and $1.1 billion for the corresponding periods in 2025. The most significant drivers of these changes were:

•Interest income for CBB increased $270 million and $275 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by higher internal funding credits earned on deposits gathered by CBB and used to fund lending in other business segments.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Interest expense for CBB increased $178 million and $210 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by increased volumes in high yield savings deposits and Webster consumer deposits.
•Interest expense for Auto decreased $75 million and $215 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower funding costs due to increased deposit funding compared to external borrowings in corresponding periods in 2025.
•Fees and other income for Auto decreased $24 million and $54 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower auto servicing fees and lower gains on securitization of loan portfolios.
•Lease income decreased $135 million and $413 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower average auto lease volumes.
•Credit loss expense in Auto increased $124 million and $83 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to higher loan balances.
•Credit loss expense in CBB increased $14 million and decreased $48 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were driven by the impact of the Webster integration in the quarter and sale of loan portfolios on a year-over-year basis.
•Lease expense decreased $131 million and $323 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by lower average auto lease balances and improved lease residuals.
•General, administrative, and other expenses decreased $4 million and $105 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These changes were primarily driven by the realization of prior year efficiencies in Auto on a year-over-year basis offset by the integration of Webster CBB in the quarter.
•Total CBB assets increased $12.9 billion compared to the corresponding date in 2025 due to the integration of Webster's CBB loan portfolio during the quarter partially offset by reduction in consumer unsecured loan portfolios.

Commercial Banking

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$916	$586	$1,962	$1,751	$330	56.3%	$211	12.1%
Interest expense	582	384	1,252	1,147	198	51.6%	105	9.2%
Fees and other income	50	38	133	107	12	31.6%	26	24.3%
Credit loss expense / (benefit)	66	(16)	43	(13)	82	512.5%	56	430.8%
General, administrative and other expenses	160	94	343	285	66	70.2%	58	20.4%
Income before income taxes	158	162	457	439	(4)	(2.5)%	18	4.1%
Total assets			71,001	26,834			44,167	164.6%

The Company reported total income before income taxes related to its Commercial Banking of $158 million and $457 million for the three months and nine months ended September 30, 2026, respectively, compared to income before income taxes of $162 million and $439 million for the corresponding periods in 2025. The most significant drivers of these changes were:

•Interest income increased $330 million and $211 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were due to the integration of Webster’s Commercial loan portfolio in the quarter.
•Interest expense increased $198 million and $105 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were due to the integration of Webster’s Commercial loan and deposit portfolio in the quarter, partially offset by lower deposit rates in the legacy Commercial business.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Credit loss expense increased $82 million and $56 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to specific builds related to the integration of Webster in the quarter and CRE.
•General, administrative and other expenses increased $66 million and $58 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to the integration of Webster in the quarter.
•Total assets increased $44.2 billion compared to the corresponding date in 2025 due to the integration of Webster's commercial loan portfolio during the quarter.

CIB

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$671	$734	$1,922	$2,213	$(63)	(8.6)%	$(291)	(13.1)%
Interest expense	567	667	1,629	2,021	(100)	(15.0)%	(392)	(19.4)%
Fees and other income	129	211	612	563	(82)	(38.9)%	49	8.7%
Credit loss expense / (benefit)	19	(1)	22	(7)	20	2,000.0%	29	414.3%
General, administrative and other expenses	263	233	743	696	30	12.9%	47	6.8%
Income before income taxes	(49)	46	140	66	(95)	(206.5)%	74	112.1%
Total assets			38,927	32,687			6,240	19.1%

CIB reported a loss before income taxes of $49 million and income before income taxes of $140 million for the three months and nine months ended September 30, 2026, respectively, compared to income before income taxes of $46 million and $66 million for the corresponding periods in 2025. Factors contributing to these changes were:

•Interest income decreased $63 million and $291 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were due to Securities Financing activities driven by lower prevailing interest rates.
•Interest expense decreased $100 million and $392 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were primarily due to interest expense associated with Securities Financing Activities driven by lower prevailing interest rates.
•Fees and other income decreased $82 million and increased $49 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. The QTD decrease and YTD increase were primarily due to changes in Global Banking fees.
•Credit loss expense / (benefit) increased $20 million and $29 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to provision builds associated with Global Banking lending activity.
•General, administrative and other expenses increased $30 million and $47 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to headcount growth and associated expenses.
•Total assets at September 30, 2026 increased $6.2 billion compared to the corresponding date in 2025. This increase was primarily due to an increase in trading inventory.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Wealth Management

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$85	$86	$240	$258	$(1)	(1.2)%	$(18)	(7.0)%
Interest expense	45	39	121	112	6	15.4%	9	8.0%
Fees and other income	95	93	310	287	2	2.2%	23	8.0%
Credit loss expense / (benefit)	(1)	—	(1)	—	(1)	(100%)	(1)	(100%)
General, administrative and other expenses	89	80	249	226	9	11.3%	23	10.2%
Income before income taxes	47	60	181	207	(13)	(21.7)%	(26)	(12.6)%
Total assets			9,553	9,087			466	5.1%

Wealth Management reported income before income taxes of $47 million and $181 million for the three months and nine months ended September 30, 2026, respectively, compared to income before income taxes of $60 million and $207 million for the corresponding periods in 2025. The primary factors contributing to these changes were:

•Fees and other income increased $2 million and $23 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to increased securities transaction activity.
•General, administrative and other expenses increased $9 million and $23 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to platform investments.

Other

	Three months ended September 30		Nine months ended September 30		QTD Change		YTD Change
(dollars in millions)	2026	2025	2026	2025	Dollar increase/(decrease)	Percentage	Dollar increase/(decrease)	Percentage
Interest income	$(831)	$(658)	$(2,140)	$(1,861)	$(173)	(26.3)%	$(279)	(15.0)%
Interest expense	(805)	(533)	(1,869)	(1,464)	(272)	(51.0)%	(405)	(27.7)%
Fees and other income	61	11	79	38	50	454.5%	41	107.9%
Credit loss expense / (benefit)	(6)	—	(7)	(1)	(6)	(100%)	(6)	(600.0)%
General, administrative and other expenses	225	(7)	243	6	232	3,314.3%	237	3,950.0%
Loss before income taxes	(184)	(107)	(428)	(364)	(77)	(72.0)%	(64)	(17.6)%
Total assets			65,695	33,447			32,248	96.4%

Following the Webster acquisition, the Other category includes the Healthcare Financial Services business. The Other category reported losses before income taxes of $184 million and $428 million for the three months and nine months ended September 30, 2026, respectively, compared to losses before income taxes of $107 million and $364 million for the corresponding periods in 2025. The primary factors contributing to these changes were:

•Interest income decreased $173 million and $279 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were primarily due to changes in deposit mix, borrowings, and internal funding.
•Interest expense decreased $272 million and $405 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These decreases were primarily due to changes in deposit mix, borrowings, and internal funding.
•Fees and other income increased $50 million and $41 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily due to gains on investments sold net of hedges and Healthcare Financial Services card and deposit fees.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
•General, administrative and other expenses increased $232 million and $237 million for the three months and nine months ended September 30, 2026, respectively, compared to the corresponding periods in 2025. These increases were primarily the result of timing in strategic investment, integration, and restructuring charges.
•Total assets at September 30, 2026 increased $32.2 billion compared to the corresponding date in 2025. This increase was primarily due to investments and deposits at the Federal Reserve.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's LHFI portfolio consisted of the following at the dates indicated:

	September 30, 2026		December 31, 2025		Dollar Increase / (Decrease)	Percent Increase (Decrease)
(dollars in millions)	Amount	Percent	Amount	Percent
Commercial LHFI:
CRE	$22,957	16.2%	$8,136	9.8%	$14,821	182.2%
C&I	32,173	22.7%	7,821	9.4%	24,352	311.4%
Multifamily	16,936	11.9%	9,602	11.6%	7,334	76.4%
Other commercial	9,908	7.0%	8,249	10.0%	1,659	20.1%
Total commercial loans (1)	81,974	57.8%	33,808	40.8%	48,166	142.5%
Consumer loans secured by real estate:
Residential mortgages	12,387	8.7%	4,039	4.9%	8,348	206.7%
Home equity loans and lines of credit	2,810	2.0%	1,797	2.2%	1,013	56.4%
Total consumer loans secured by real estate	15,197	10.7%	5,836	7.1%	9,361	160.4%
Consumer loans not secured by real estate:
RICs and auto loans	44,034	31.0%	42,736	51.4%	1,298	3.0%
Personal unsecured loans	506	0.4%	493	0.6%	13	2.6%
Other consumer	44	0.1%	18	0.1%	26	144.4%
Total consumer loans	59,781	42.2%	49,083	59.2%	10,698	21.8%
Total LHFI	$141,755	100.0%	$82,891	100.0%	$58,864	71.0%
Total LHFI with:
Fixed	$83,794	59.1%	$59,079	71.3%	$24,715	41.8%
Variable	57,961	40.9%	23,812	28.7%	34,149	143.4%
Total LHFI	$141,755	100.0%	$82,891	100.0%	$58,864	71.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans by Maturity and Interest Rate Sensitivity

	At September 30, 2026, Maturing
(in millions)	In One Year Or Less	One to Five Years	Five to 15 Years	After 15 Years	Total
Fixed Rates:
CRE loans	$865	$2,109	$610	$267	$3,851
C&I	327	2,242	5,002	1,779	9,350
Multifamily loans	2,239	7,825	1,842	160	12,066
Other commercial	1,940	2,433	1,414	—	5,787
Total Commercial	$5,371	$14,609	$8,868	$2,206	$31,054
Residential mortgages	3	71	817	8,989	9,880
Home equity loans and lines of credit	18	27	147	202	394
RICs and auto loans	662	25,116	18,256	—	44,034
Personal unsecured loans	15	13	39	—	67
Other consumer	2	5	1	4	12
Total Fixed Rates	$6,071	$39,841	$28,128	$11,401	$85,441
Variable Rates:
CRE loans	$5,621	$10,817	$2,494	$499	$19,431
C&I	6,117	14,254	2,517	82	22,970
Multifamily loans	1,141	3,075	664	5	4,885
Other commercial	3,843	278	—	—	4,121
Total Commercial	$16,722	$28,424	$5,675	$586	$51,407
Residential mortgages	—	9	286	3,698	3,993
Home equity loans and lines of credit	4	5	345	2,062	2,416
Personal unsecured loans	14	102	321	2	439
Other consumer	—	—	—	32	32
Total Variable Rates	$16,740	$28,540	$6,627	$6,380	$58,287
Total	$22,811	$68,381	$34,755	$17,781	$143,728

Commercial

Commercial loans increased approximately $48.2 billion, or 142.5%, from December 31, 2025 to September 30, 2026. This increase was comprised of an increase in C&I loans of $24.4 billion, an increase in CRE loans of $14.8 billion, and an increase in Multifamily loans of $7.3 billion primarily due to the acquisition of Webster.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2026, the CRE and multifamily portfolios included the following:

	As of September 30, 2026
(in millions)	Balance	Percentage of Total CRE and Multifamily
CRE loans	$22,957	57.5%
Multifamily loans (1)	16,936	42.5%
Total CRE and multifamily loans	$39,893	100.0%
CRE loans by type
Multifamily construction	$5,148	12.9%
Office	1,886	4.7%
Retail	3,152	7.9%
Industrial	5,462	13.7%
Other	7,309	18.3%
Total	$22,957
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

The Company's CRE and Multifamily portfolios by state at the date indicated was:

	As of September 30, 2026
(dollars in millions)	Balance	Percentage of Total CRE and Multifamily
State
New York	$14,935	37.4%
New Jersey	3,888	9.7%
Florida	2,609	6.5%
Connecticut	2,335	5.9%
All other states	16,126	40.5%
Total	$39,893	100.0%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consumer Loans Secured By Real Estate

Consumer loans secured by real estate increased $9.4 billion from December 31, 2025 to September 30, 2026, primarily due to the acquisition of Webster.

Consumer Loans Not Secured By Real Estate

RICs and auto loans

RICs and auto loans HFI increased $1.3 billion from December 31, 2025 to September 30, 2026. This increase primarily represents new origination activity. A significant portion of the Company's RICs HFI are pledged against warehouse lines or securitization bonds. Refer to further discussion of these in Note 9 to the Condensed Consolidated Financial Statements.

As of September 30, 2026, 63% of the Company's RIC and auto loan portfolio balance was comprised of nonprime loans (defined by the Company as customers with a FICO score of below 640) with customers who did not qualify for conventional consumer finance products as a result of, among other things, a lack of or adverse credit history, low income levels and/or the inability to provide adequate down payments. This also includes 6.7% of loans for which no FICO score was available. While underwriting guidelines are designed to establish that the customer would be a reasonable credit risk, nonprime loans will nonetheless experience higher default rates than a portfolio of obligations of prime customers. Additionally, higher unemployment rates, higher gasoline prices, unstable real estate values, re-sets of adjustable rate mortgages to higher interest rates, the general availability of consumer credit, and other factors that impact consumer confidence or disposable income could lead to an increase in delinquencies, defaults, and repossessions, as well as decreased consumer demand for used automobiles and other consumer products, weaken collateral values and increase losses in the event of default. Because the historical focus for such credit has been predominantly on nonprime consumers, the actual rates of delinquencies, defaults, repossessions, and losses on these loans could be more dramatically affected by a general economic downturn.

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

Personal unsecured and other consumer loans

Personal unsecured and other consumer loans HFI increased $39 million from December 31, 2025 to September 30, 2026. This increase was primarily due to the acquisition of Webster.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS

The following table presents the composition of non-performing assets at the dates indicated:

	Period Ended		Change
(dollars in millions)	September 30, 2026	December 31, 2025	Dollar	Percentage
Non-accrual loans:
Commercial:
CRE	$330	$188	$142	75.5%
C&I	517	48	469	977.1%
Multifamily	507	310	197	63.5%
Other commercial	6	4	2	50.0%
Total commercial loans	1,360	550	810	147.3%

Consumer loans secured by real estate:
Residential mortgages	65	59	6	10.2%
Home equity loans and lines of credit	57	57	—	—%
Consumer loans not secured by real estate:
RICs and auto loans	2,364	2,683	(319)	(11.9)%
Other consumer	8	19	(11)	(57.9)%
Total consumer loans	2,494	2,818	(324)	(11.5)%
Total non-accrual loans	3,854	3,368	486	14.4%

OREO	22	42	(20)	(47.6)%
Repossessed vehicles	241	250	(9)	(3.6)%
Foreclosed and other repossessed assets	2	1	1	100.0%
Total OREO and other repossessed assets	265	293	(28)	(9.6)%
Total non-performing assets	$4,119	$3,661	$458	12.5%

Past due 90 days or more as to interest or principal and accruing interest	$11	$9	$2	22.2%
Non-performing assets as a percentage of total assets	1.6%	2.2%	n/a	n/a

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
CREDIT RATIOS

	As of and for the year ended
(dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
ACL to total loan outstanding	4.7%	7.2%	7.2%
ACL	$6,762	$6,052	$6,199
Total loans outstanding	143,728	84,478	86,118
NPL to total loans outstanding	2.7%	4.0%	3.8%
NPL	$3,854	$3,368	$3,249
Total loans outstanding	143,728	84,478	86,118
ACL to NPL	175.5%	179.7%	190.8%
ACL	$6,762	$6,052	$6,199
NPL	3,854	3,368	3,249
Net charge-offs during the period to average loans outstanding:
Commercial	0.2%	0.3%	0.2%
NCOs during the period	$87	$95	$79
Average amount outstanding	41,328	35,160	35,179
Consumer	2.6%	4.0%	2.8%
NCOs during the period	$1,379	$2,118	$1,499
Average amount outstanding	52,633	52,696	53,165

Commercial NCOs during the period to average loans increased from September 30, 2025 to September 30, 2026. The increase in NCOs was primarily due to the acquisition of Webster. Consumer NCOs during the period to average loans decreased from September 30, 2025 to September 30, 2026. This decrease was primarily due to the sale of loans in the Personal unsecured portfolio in 2025 and an increase in recoveries.

Commercial

Commercial NPLs increased $810 million from December 31, 2025 to September 30, 2026. Commercial NPLs accounted for 1.7% of commercial LHFI at September 30, 2026. The change in commercial NPLs was primarily comprised of an increase of $197 million in the Multifamily portfolio, an increase of $469 million in the C&I portfolio and an increase of $142 million in the CRE portfolio.

Consumer Loans Secured by Real Estate

NPLs in the consumer loans secured by real estate portfolio increased year-over-year primarily resulting from the continued run-off of the portfolio. Non-performing consumer loans secured by real estate in process of foreclosure were $45 million, or 36.9%, of non-performing consumer loans secured by real estate at September 30, 2026, compared to $44 million, or 38.2%, at December 31, 2025.

Consumer Loans Not Secured by Real Estate

RICs

RICs are classified as non-performing when they are more than 60 DPD (i.e., 61 or more DPD) with respect to principal or interest. Except for loans accounted for using the FVO, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to performing status and the Company returns to accruing interest on the loan. NPLs in the RIC and auto loan portfolio decreased by $319 million from December 31, 2025 to September 30, 2026. Non-performing RICs and auto loans accounted for 5.4% and 6.3% of total RICs and auto loans at September 30, 2026 and December 31, 2025, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Personal unsecured loans

The accrual of interest on revolving personal loans continues until the loan is charged off. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

Delinquencies

Early stage delinquency in commercial loans totaled approximately $364 million and $258 million at September 30, 2026 and December 31, 2025, respectively. Early stage delinquency consumer loans amounted to $5.9 billion and $6.2 billion at September 30, 2026 and December 31, 2025, respectively. Management has included these loans in its evaluation of the Company's ACL and reserved for them during the respective periods.

The Company generally considers an account delinquent when an obligor fails to pay substantially all (defined as 90%) of the scheduled payment by the due date.    Overall, total delinquencies decreased by $1 million from December 31, 2025 to September 30, 2026. The main driver of this was the decrease in past due loans in the RIC and auto loan portfolio.

Loan Modifications

During the three months and nine months ended September 30, 2026, the Company provided loan modifications to customers with an amortized cost basis at September 30, 2026 of $1.4 billion and $3.1 billion, respectively, compared to $995 million and $2.1 billion for the corresponding periods in 2025. Loan modifications primarily consist of payment deferrals in the CRE, Multifamily and the RIC and auto loan portfolio. The increase in payment deferrals in the CRE, Multifamily and the RIC and auto loan portfolio during the three months and nine months ended September 30, 2026, compared to the corresponding periods in 2025 was primarily driven by increased demand for payment deferrals, higher loan balances and the use of payment deferrals in place of other loan modification programs.

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

The Company's ACL was $6.8 billion at September 30, 2026, a net increase of $709 million from December 31, 2025. The increase in the ACL was primarily attributable to the acquisition of Webster as disclosed in Note 1. The ACL for the consumer portfolio segment decreased by $80 million primarily attributable to changes in portfolio composition in RICs and auto loans and lower exposure in the personal unsecured portfolio. The ACL for the commercial segment increased $789 million for the period ended September 30, 2026, compared to the period ended December 31, 2025, mainly due to the acquisition of Webster. Refer to the rollforward of the ACL in Note 3 to the Condensed Consolidated Financial Statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
INVESTMENT SECURITIES

The Company’s AFS investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The $2.3 billion increase in AFS investment securities and $9.4 billion increase in HTM investment securities compared to December 31, 2025, were primarily driven by AFS and HTM investment securities, respectively, acquired in the Webster acquisition, as well as investment security purchases, partially offset by $9.9 billion of AFS investment securities sales as a result of the reorganization of the Webster debt security portfolio.

The average life of the AFS investment portfolio (excluding certain ABS) at September 30, 2026 was approximately 5.99 years. The average effective duration of the Company's AFS investment portfolio (excluding certain ABS) at September 30, 2026 was approximately 3.07 years. The actual maturities of MBS AFS will differ from contractual maturities because borrowers have the right to prepay obligations without prepayment penalties.

HTM securities are reported at cost and adjusted for amortization of premium and accretion of discount. The Company had 1,316 investment securities classified as HTM as of September 30, 2026. The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's stockholder's equity that were held by the Company at September 30, 2026:

	September 30, 2026
(in millions)	Amortized Cost	Fair Value
FNMA	$4,012	$3,729
FHLMC	3,178	2,856
GNMA (1)	18,946	16,825
Total	$26,136	$23,410
(1) Includes U.S. government agency MBS.

GOODWILL

At September 30, 2026, goodwill totaled $9.2 billion and represented 3.5% of total assets and 31.8% of total stockholder's equity. The Company conducted its most recent annual goodwill impairment tests as of October 1, 2025 using generally accepted valuation methods and noted no impairment.

The acquisition of Webster resulted in the recognition of additional goodwill of $6.5 billion. The Webster acquisition did not change our conclusion with respect to goodwill impairment and no triggering event occurred through the end of the third quarter of 2026 that required a reassessment of goodwill. The goodwill has been assigned to the Company's reportable segments based upon a preliminary valuation. The estimates and assumptions are subject to change within the measurement period as additional information is obtained. For more information, see Note 5 to this Quarterly Report on Form 10-Q.

In addition, during the third quarter of 2026, the Company recast its business segments, resulting in the combination of goodwill attributed to C&I and CRE into Commercial Banking.

The Company completes a quarterly review for impairment indicators over each of its reporting units, which includes consideration of economic and organizational factors that could impact the fair value of the Company's reporting units. As of the most recent review completed at the end of the third quarter of 2026, the Company did not identify any indicators which resulted in the Company's conclusion that an interim impairment test would be required to be completed.

DEPOSITS

The Company reported deposits of $149.3 billion and $79.0 billion at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026, SBNA had $151.9 billion of U.S.-based deposits, including $7.8 billion of deposits from SHUSA affiliates that eliminate in consolidation. Uninsured U.S.-based deposits were $53.7 billion and $27.3 billion at September 30, 2026 and December 31, 2025, respectively, and represented approximately 35% and 36% of all U.S. deposits at September 30, 2026 and December 31, 2025, respectively.

The following shows the Company's deposits by business segment as of September 30, 2026:

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(in millions)	Consumer Activities (1)	Commercial Banking	CIB	Wealth Management	Other and eliminations (2)	Total
Interest-bearing demand deposits	$84,286	$22,413	$1,499	$3,064	$14,427	$125,689
Non-interest-bearing demand deposits	12,223	8,645	105	2,186	425	23,584
Total deposits (1)	$96,509	$31,058	$1,604	$5,250	$14,852	$149,273
(1) Consumer activities consists of deposits related to the Company's Auto and CBB reportable segments.
(2) Other consists of deposits related to the Healthcare Financial Services business acquired in the Webster acquisition, and certain of the Company's immaterial subsidiaries and corporate treasury deposits.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
BANK REGULATORY CAPITAL

The Company’s capital priorities are to support client growth and business investment while maintaining appropriate capital for a range of macroeconomic outcomes.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2026 and 2025, based on SBNA’s capital calculations, SBNA was considered well-capitalized under the applicable capital framework. In addition, the Company's capital levels as of September 30, 2026 and 2025, based on the Company’s capital calculations, exceeded the required capital ratios for BHCs.

Federal banking laws, regulations and policies also limit SBNA’s ability to pay dividends and make other distributions to the Company. SBNA must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, (3) the Bank has negative retained earnings, or (4) the Bank is not adequately capitalized at the time. The OCC's prior approval would also be required if SBNA were notified by the OCC that it is a problem institution or in troubled condition. Any paid dividend or return of capital has the effect of reducing capital ratios. Refer to the section captioned "Liquidity and Capital Resources" in this MD&A for discussion of the Company's dividends.

The following schedule summarizes the actual capital ratios of SHUSA and SBNA at September 30, 2026:

	SHUSA

	September 30, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	11.23%	6.50%	4.50%
Tier 1 capital ratio	12.91%	8.00%	6.00%
Total capital ratio	14.93%	10.00%	8.00%
Leverage ratio	10.64%	5.00%	4.00%

	SBNA

	September 30, 2026	Well-capitalized Requirement	Minimum Requirement
CET1 capital ratio	13.99%	6.50%	4.50%
Tier 1 capital ratio	13.99%	8.00%	6.00%
Total capital ratio	15.26%	10.00%	8.00%
Leverage ratio	12.80%	5.00%	4.00%

The Company utilizes fair value hedging strategies to mitigate the risk of unrealized losses in its investments in debt securities AFS and borrowings. As of September 30, 2026, the Company had $6.3 billion of notional in fair value hedges, which increased from $3.8 billion at December 31, 2025. Refer to Note 13 to the Consolidated Financial Statements for information about the notional and fair value of these hedging instruments.

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

During the nine months ended September 30, 2026, the Company's subsidiaries completed on-balance and off-balance sheet funding transactions of:

•securitizations on the SDART platform for approximately $1.9 billion
•issuance of CLNs for approximately $1.3 billion

Santander provides a liquidity line to SHUSA for the purpose of supporting additional liquidity for SHUSA's and its subsidiaries' CIB business activities. At September 30, 2026, SHUSA had $4.0 billion in uncommitted available liquidity on the line, of which it had drawn zero.

Intercompany Borrowings with SHUSA Affiliates

SHUSA provides notes payable and revolving loans and lines to its subsidiaries as needed for the purpose of providing additional liquidity to support business operations at the subsidiary level.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Available Liquidity

As of the periods indicated, the Company and its subsidiaries had the following available liquidity:

(in millions)	September 30, 2026			June 30, 2026
	Total Capacity	Used	Available	Total Capacity	Used	Available
Cash on deposit at FRB			$20,540			$9,233
Liquidity from released government deposit collateral (1)	6,387	—	6,387	2,002	—	2,002
Liquidity from unencumbered securities	8,274	—	8,274	4,775	—	4,775
FHLB	26,343	12,686	13,657	14,049	1,208	12,841
FRB:
Discount window	17,147	—	17,147	11,174	—	11,174
Total available liquidity			$66,005			$40,025
(1) Includes high quality liquid assets that are encumbered as collateral for uninsured government deposits.

At September 30, 2026, unencumbered highly liquid assets (cash and cash equivalents, investments in Level 1 through Level 2 qualifying debt securities AFS, and other liquid assets exclusive of securities encumbered pledged as collateral) totaled approximately $40.6 billion. This amount represented 27.2% of total deposits at September 30, 2026.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cash, cash equivalents, and restricted cash

	Nine months ended September 30,		YTD Change
(in millions)	2026	2025	Increase/(Decrease)
Net cash flows from operating activities	$1,465	$(1,094)	$2,559
Net cash flows from investing activities	1,461	(1,571)	3,032
Net cash flows from financing activities	7,608	136	7,472

Cash flows from operating activities

Net cash flow from operating activities increased by $2.6 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily due to the change in net trading activity and an increase in proceeds from the sales of and collections on LHFS, offset by an increase in originations and purchases of LHFS during the nine months ended September 30, 2026.

Cash flows from investing activities

Net cash flow from investing activities increased by $3.0 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by the proceeds from sales of AFS investment securities and purchases, sales, and originations of operating leases, offset by purchases of HTM investment securities and the net change in loans other than purchases.

Cash flows from financing activities

Net cash flow from financing activities increased by $7.5 billion from the nine months ended September 30, 2025 to the nine months ended September 30, 2026, primarily driven by repayments of long term borrowings and the contribution of cash from Santander, offset by the net change in securities financing activities.

See the SCF for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

The Company's subsidiaries have credit facilities with several banks providing an aggregate commitment of $2.0 billion for the exclusive use of providing short-term liquidity to support core and preferred auto lender financing. As of September 30, 2026, there was an outstanding balance of zero on these facilities in the aggregate. These facilities reduce advance rates in the event of delinquency or credit loss, as well as various other metrics exceeding specific thresholds.

Securities Financing Activities

The Company may enter into Securities Financing Activities primarily to deploy the Company’s excess cash and investment positions. Securities Financing Activities are treated as collateralized financings and are included in "Federal funds sold and securities purchased under resale agreements or similar arrangements" and "Federal funds purchased and securities loaned or sold under repurchase agreements" on the Company’s Condensed Consolidated Balance Sheets. Refer to Note 12 to the Condensed Consolidated Financial Statements for additional information about the Company's Securities Financing Activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Secured Structured Financings

The Company's subsidiaries' secured structured financings primarily consist of public, SEC-registered securitizations, as well as private securitizations under Rule 144A of the Securities Act, and privately issued amortizing notes. As of September 30, 2026, there were on-balance sheet securitizations outstanding in the market with a cumulative balance of approximately $13.0 billion.

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

At September 30, 2026, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management and to meet required capital needs. These obligations require the Company to make cash payments over time.

As of September 30, 2026, the Company had total contractual cash obligations of $93.3 billion, which included FHLB advances, notes payable, other debt obligations, CDs, repurchase agreements, non-qualified pension and post-retirement benefits, and operating leases. The Company’s near-term cash obligations largely stem from maturing short-term liabilities (CDs, repurchase agreements, and short-term borrowings) and long-term debt. Our primary funding sources to meet these obligations include retail, commercial and brokered deposits of $149.3 billion, secured and other financing of $26.3 billion, short-term repurchase agreements of $22.8 billion and long-term unsecured debt of $16.5 billion, as well as cash flows from continuing operations. Additionally, on September 30, 2026, the Company had $66.0 billion of readily available liquidity to support near-term requirements and ensure it maintains the sufficiency of the liquidity portfolio over stressed horizons ranging from 30 days to 12 months. In addition, the Company had other commitments of $35.7 billion, which consisted of commitments to extend credit and letters of credit. Of this amount, approximately $7.8 billion of the other commitments have maturity dates within one year.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 17 to these Condensed Consolidated Financial Statements.

Dividends, Contributions and Stock Issuances

As of September 30, 2026, the Company had 530,391,043 shares of common stock outstanding.

On August 27, 2026, the Company issued 500,000 shares of Series J Preferred Stock. Dividends on the Series J Preferred Stock are payable when, as and if authorized by the Company's Board of Directors or a duly authorized committee thereof. From and including August 27, 2026 to but excluding December 21, 2031, dividends will accrue on a non-cumulative basis at a rate of 7.27% per annum, payable quarterly in arrears. From and including December 21, 2031, dividends on the Series J Preferred Stock will accrue on a non-cumulative basis at the five-year U.S. Treasury rate as of the most recent re-set dividend determination date plus 2.98% for each dividend re-set period, payable quarterly in arrears. The Company may redeem the Series J Preferred Stock on, among others, any dividend payment date on or after December 31, 2031. As of September 30, 2026, Santander was the sole holder of the Series J Preferred Stock.

During the nine months ended September 30, 2026, the Company paid dividends of $250 million on its common stock and paid $135 million of dividends on its preferred stock.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes at September 30, 2026 and December 31, 2025:

	The following estimated percentage increase/(decrease) to net interest income would result
If interest rates changed in parallel by the amounts below	September 30, 2026	December 31, 2025
Down 200 basis points	(1.14)%	(2.25)%
Down 100 basis points	(0.52)%	(0.88)%
Up 100 basis points	0.32%	0.65%
Up 200 basis points	0.42%	1.15%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2026 and December 31, 2025.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by the amounts below	September 30, 2026	December 31, 2025
Down 200 basis points	8.59%	1.55%
Down 100 basis points	5.96%	2.46%
Up 100 basis points	(7.02)%	(4.44)%
Up 200 basis points	(14.06)%	(9.68)%

As of September 30, 2026, the Company’s profile reflected an increase of MVE of 5.96% for downward parallel interest rate shocks of 100 basis points and a decrease of 7.02% for upward parallel interest rate shocks of 100 basis points. The asymmetrical sensitivity between a 100 basis point increase and a 100 basis point decrease reflects the combined effects of the Company's investment and loan portfolios, embedded prepayment optionality in mortgage-related products, and the repricing and behavioral characteristics of NMDs. Overall MVE sensitivity increased primarily due to the incorporation of Webster’s balance sheet, with additional investments and loans increasing exposure to interest rates, partially offset by deposits and funding liabilities.

In downward parallel interest rate shocks, mortgage-related product prepayments increase, their duration decreases, and their market value appreciation is therefore limited. At the same time, deposit rates remain constrained by pricing floors, limiting the ability to fully reprice NMDs as market rates decline. In upward parallel interest rate shocks, extension risk affects a sizable portion of the Company’s mortgage-related products, increasing effective duration and reducing market value. NMD repricing and attrition assumptions also influence liability valuations and the extent to which changes in deposit liability values offset changes in asset values. Together, these factors contribute to the Company's asymmetric MVE profile, with greater sensitivity to rising-rate scenarios.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 13 to the Condensed Consolidated Financial Statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part I, Item 2, MD&A — "Asset and Liability Management" above.

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the Evaluation Date, management of the Company, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our CEO and CFO have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based upon SEC staff guidance regarding recently acquired businesses, management plans to exclude certain elements of Webster’s internal control over financial reporting from its assessment of the Company’s internal control over financial reporting. In light of the overlap between disclosure controls and procedures and internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed by internal control over financial reporting. In consideration of the SEC staff guidance, we excluded Webster from our assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2026. The excluded elements represent controls over approximately 29% of consolidated total assets and approximately 31% of consolidated liabilities, as of September 30, 2026, and approximately 12% of consolidated total interest income, for the quarter ended September 30, 2026.

Changes in Internal Control over Financial Reporting

On August 20, 2026, Santander completed its acquisition of Webster, which was subsequently contributed to the Company, as described in Note 1 to the Condensed Consolidated Financial Statements. The Company is in the process of evaluating and integrating Webster's business processes and related internal controls into its existing control environment. Except for the acquisition related activities described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Refer to Note 17 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosures, which are incorporated herein by reference.

ITEM 1A - RISK FACTORS

We are subject to a number of risks potentially impacting our business, financial condition, results of operations, and cash flow that are set forth under Part I, Item 1A, Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to the risk factors disclosed in our Form 10-K, we are subject to risks related to the transaction with Webster, discussed further below.

Risks Relating to the Transaction with Webster

We Expect to Incur Significant Non-Recurring Costs Related to the Transaction with Webster and the Subsequent Integration of our Respective Businesses.

We have incurred and expect to incur a number of non-recurring costs associated with the transaction with Webster. These costs include legal, accounting and financial advisory costs and severance/employee-benefit related costs in connection with the transaction.

We also expect to incur significant costs in connection with the subsequent integration of our and Webster’s respective businesses. There are a number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including procurement, accounting and finance, legal, payroll, compliance, treasury management, branch operations, vendor management, risk management, lines of business, pricing and benefits. Additionally, we will need to dedicate resources toward meeting the higher regulatory and supervisory standards applicable to Category III BHC, a classification that was not applicable to SHUSA prior to the completion of the Webster acquisition. Many of such integration costs are, by their nature, difficult to estimate, and the timing of such costs is uncertain at present.

We May Fail to Realize All of the Anticipated Benefits of the Transaction with Webster, and Consolidating our Businesses May be More Difficult, Costly or Time Consuming Than Expected.

We may fail to realize the anticipated benefits from consolidating our business and Webster’s. To realize these anticipated benefits, we must successfully integrate our businesses. If we take longer to, or are not able to, achieve these objectives, the anticipated benefits of the transaction, including the cost synergies expected to be realized, may not be realized fully or at all, or may take longer to realize than expected.

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

Certain Change-of-Control Rights Under Agreements to Which Webster Is a Party Will or May Be Triggered, Which May Result in Third Parties Terminating or Altering Existing Contracts or Relationships with Us.

Webster has contracts with third parties which will or may require Webster to obtain consents from such third parties in connection with the transaction. If these consents are not obtained, the counterparties to these contracts may have the ability to terminate, reduce the scope of or otherwise seek to vary the terms of their relationships or the terms of such contracts with us following closing of the transaction. The pursuit of such rights may result in us suffering a loss of potential future revenue, incurring liabilities in connection with breaches of agreements or losing rights that are material to Webster’s business and ours. Any such disruptions could limit our ability to achieve the anticipated benefits of the transaction.

In Connection with the Closing of the Transaction, We Assumed Webster’s Outstanding Debt Obligations and Each Outstanding Share of Webster’s Preferred Stock Converted Into the Right to Receive One Share of Newly Created Series of Our Preferred Stock, which May Adversely Affect Our Financial Position and Operating Flexibility.

In connection with the transaction, we assumed Webster’s outstanding indebtedness. Additionally, each outstanding share of Webster’s Series F and Series G preferred stock converted into the right to receive one share of newly created series of our preferred stock, which have substantially the same terms as Webster’s Series F and Series G preferred stock, respectively. Our assumption of Webster’s existing debt, together with any future incurrence of additional indebtedness, and our issuance of newly created series of our preferred stock, could have important consequences. For example, they may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, increasing borrowing costs, making it difficult for us to satisfy our financial obligations, including making applicable scheduled principal and interest payments on our indebtedness, limiting our ability to obtain additional financing and require a substantial portion of cash flow to be dedicated to the payment of principal and interest on our indebtedness and dividends on the preferred stock, thereby reducing our ability to use cash flows to fund our operations, capital expenditures and future business opportunities. Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, unless each new such series of SHUSA's preferred stock is redeemed in full, we will become subject to certain reporting and corporate governance requirements not previously applicable to us, including the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that compliance with these requirements would increase our legal, accounting, and financial compliance costs, make some activities more difficult, time consuming, and costly, and place increased burdens on our personnel, systems, and resources.

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

In the aggregate, all the transactions described above resulted in gross revenues and net profits in the nine months ended September 30, 2026 which were negligible relative to the overall revenues and profits of Santander. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit-taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above.

ITEM 6 - EXHIBITS

(2.1)
Agreement and Plan of Merger, dated as of March 30, 2026, by and among Santander Holdings USA, Inc., Santander Bank, National Association and Webster Bank, National Association (incorporated by reference to Exhibit 2.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed March 31, 2026) (Commission File Number 001-16581)

(2.2)
Share Contribution Agreement dated as of August 19, 2026, by and among Banco Santander, S.A. and Santander Holdings USA, Inc. (incorporated by reference to Exhibit 2.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 20, 2026) (Commission File Number 001-16581)

(2.3)
Agreement and Plan of Merger dated as of August 19, 2026, by and among Santander Holdings USA, Inc. and Webster Virginia Corporation (incorporated by reference to Exhibit 2.3 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed August 20, 2026) (Commission File Number 001-16581)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed December 21, 2022) (Commission File Number 001-16581)

(3.2)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 15, 2023) (Commission File Number 001-16581)

(3.3)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s S-3ASR filed December 15, 2023) (Commission File Number 333-276089)

(3.4)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 4.4 of Santander Holdings USA, Inc.’s Form 8-A filed August 19, 2026) (Commission File Number 001-16581)

(3.5)
Articles of Amendment to the Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Form 8-K filed August 27, 2026) (Commission File Number 001-16581)

(3.6)	Bylaws of Santander Holdings USA, Inc. (incorporated by reference to Exhibit 3.4 of Santander Holdings USA, Inc.’s Quarterly Report on Form 10-Q filed July 30, 2025) (Commission File Number 001-16581)

(4.1)	Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101.INS)	Inline XBRL Instance Document (Filed herewith)

(101.SCH)	Inline XBRL Taxonomy Extension Schema (Filed herewith)

(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase (Filed herewith)

(101.DEF)	Inline XBRL Taxonomy Extension Definition Linkbase (Filed herewith)

(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase (Filed herewith)

(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

Date:	November 13, 2026	/s/ Juan Carlos Alvarez de Soto
Juan Carlos Alvarez de Soto
Chief Financial Officer and Senior Executive Vice President

Date:	November 13, 2026	/s/ David L. Cornish
David L. Cornish
Chief Accounting Officer, Corporate Controller and Executive Vice President